Form 10-Q
period 1997-03-31
FISHER COMPANIES INC
filed 1997-06-06
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997

[ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from _______________ to _____________


                        Commission File Number  0-22439



                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


          WASHINGTON                                             91-0222175
 ------------------------------                           ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization                            Identification Number


                             1525 ONE UNION SQUARE
                             600 UNIVERSITY STREET
                       SEATTLE, WASHINGTON  98101-3185
              (Address of Principal Executive Offices) (Zip Code)

                                (206) 624-2752
                (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes            No   X
                                   ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $2.50 par value, outstanding as of March 31, 1997:  4,267,516

                                    PART I
                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of income:
     Three months ended March 31, 1997 and 1996.

2.   Consolidated Balance sheet:
     March 31, 1997 and December 31, 1996.

3.   Consolidated Statement of Cash Flows:
     Three months ended March 31, 1997 and 1996.

4.   Notes to Consolidated Financial Statements.

ITEM 1  - FINANCIAL STATEMENTS

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31                                                         1997         1996
---------------------------                                                      ----------    ---------
(In thousands except share and per share amounts)
(Unaudited)
Sales and other revenue:
   Broadcasting                                                                  $   25,217   $   22,295
   Milling                                                                           31,585       31,249
   Real estate                                                                        2,812        2,917
   Corporate and other, primarily dividends and interest income                         896        1,057
                                                                                 ----------    ---------
                                                                                     60,510       57,518
                                                                                 ----------    ---------
Costs and expenses:
   Cost of products and services sold                                                40,076       39,450
   Selling expenses                                                                   4,331        3,856
   General, administrative and other expenses                                         8,943        8,074
                                                                                 ----------    ---------
                                                                                     53,350       51,380
                                                                                 ----------    ---------
Income from operations                                                                7,160        6,138

Interest expense                                                                      1,382        1,337
                                                                                 ----------    ---------
Income before provision for income taxes                                              5,778        4,801
Provision for federal and state income taxes                                          1,897        1,557
                                                                                 ----------    ---------
Net income                                                                       $    3,881   $    3,244
                                                                                 ----------    ---------
Net income per common share                                                            $.91         $.76
                                                                                 ----------    ---------
Weighted average common shares and equivalents outstanding                        4,283,609    4,265,172
                                                                                 ----------    ---------
Dividends declared per share                                                                       $1.72
                                                                                               ---------

See accompanying notes to consolidated financial statements.

                      FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31     DECEMBER 31
                                                                                    1997         1996
                                                                                 ----------    ---------
ASSETS
(In thousands except share amounts)
(Current year unaudited)

Current Assets:
   Cash and short-term cash investments                                          $  3,936      $  5,116
   Receivables                                                                     38,747        44,759
   Inventories                                                                     16,661        13,199
   Prepaid expenses                                                                 6,769         7,859
   Television and radio broadcast rights                                            3,299         5,383
                                                                                 --------      --------
        Total current assets                                                       69,412        76,316
                                                                                 --------      --------
Marketable Securities, at market value                                            123,051       121,545
                                                                                 --------      --------
Other Assets:
   Cash value of life insurance and retirement deposits                             9,400         9,362
   Television and radio broadcast rights                                              235           317
   Intangible assets, net of amortization                                          50,511        47,982
   Other                                                                            4,401         4,033
                                                                                 --------      --------
                                                                                   64,547        61,694
                                                                                 --------      --------
Property, Plant and Equipment, net                                                138,896       134,594
                                                                                 --------      --------
                                                                                 $395,906      $394,149
                                                                                 --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                 $ 17,268      $  9,258
   Trade accounts payable                                                           6,331         8,674
   Accrued payroll and related benefits                                             3,384         4,536
   Television and radio broadcast rights payable                                    3,400         5,036
   Income taxes payable                                                             1,984         1,147
   Other current liabilities                                                        3,463         5,244
                                                                                 --------      --------
        Total current liabilities                                                  35,830        33,895
                                                                                 --------      --------
Long-term Debt, net of current maturities                                          62,517        65,713
                                                                                 --------      --------
Other Liabilities:
   Accrued retirement benefits                                                     11,763        11,924
   Deferred income taxes                                                           49,896        49,483
   Television and radio broadcast rights payable, long-term portion                   119           296
   Deposits and retainage payable                                                     700           676
                                                                                 --------      --------
                                                                                   62,478        62,379
                                                                                 --------      --------
Minority Interests                                                                     33            33
                                                                                 --------      --------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $2.50 par value;
     issued 4,267,516 in 1997 and 4,265,172 in 1996                                10,669        10,663
   Capital in excess of par                                                           216            48
   Unrealized gain on marketable securities, net of deferred
    income taxes of $42,691 in 1997 and $42,164 in 1996                            79,283        78,304
    Retained earnings                                                             144,880       143,114
                                                                                 --------      --------
                                                                                  235,048       232,129
                                                                                 --------      --------
                                                                                 $395,906      $394,149
                                                                                 --------      --------

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31                                                        1997       1996
                                                                                 -------       --------
(In thousands)
(Unaudited)
Cash flows from operating activities:
   Net income                                                                    $ 3,881       $  3,244
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                 2,959          2,501
     Noncurrent deferred income taxes                                               (114)           (57)
     Issuance of stock pursuant to vested stock rights
         and related tax benefit                                                     146
   Change in operating assets and liabilities:
    Receivables                                                                    6,012          5,434
    Inventories                                                                   (3,462)        (2,482)
    Prepaid expenses                                                               1,090         (2,064)
    Cash value of life insurance and retirement deposits                             (38)             9
    Income taxes payable                                                             837           (377)
    Trade accounts payable, accrued payroll and related
     benefits and other current liabilities                                       (5,276)          (330)
    Other assets                                                                    (368)          (500)
    Accrued retirement benefits                                                     (161)           (29)
    Deposits and retainage payable                                                    24             22
   Amortization of television and radio broadcast rights                           2,247          2,217
   Payments for television and radio broadcast rights                             (1,894)        (1,710)
   Other, net                                                                          8             10
                                                                                 -------       --------
             Net cash provided by operating activities                             5,891          5,888
                                                                                 -------       --------
Cash flows from investing activities:
   Purchase assets of radio stations                                              (3,949)
   Purchase of property, plant and equipment                                      (5,849)        (2,472)
                                                                                 -------       --------
          Net cash used in investing activities                                   (9,798)        (2,472)
                                                                                 -------       --------
Cash flows from financing activities:
   Net borrowings under notes payable                                              5,085          1,157
   Borrowings under borrowing agreements and mortgage loans                                      27,000
   Payments on borrowing agreements and mortgage loans                              (271)       (27,152)
   Proceeds received from exercise of stock options                                   28
   Cash dividends paid                                                            (2,115)        (1,859)
                                                                                 -------       --------
          Net cash provided by (used in) financing activities                      2,727           (854)
                                                                                 -------       --------
Net change in cash and short-term cash investments                                (1,180)         2,562
Cash and short-term cash investments, beginning of period                          5,116         19,489
                                                                                 -------       --------
Cash and short-term cash investments, end of period                              $ 3,936       $ 22,051
                                                                                 -------       --------

See accompanying notes to consolidated financial statements.

                             FISHER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10 for the year ended December 31, 1996 filed on April 25, 1997 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2. In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ended December 31, 1997. Early adoption is not permitted. After the adoption date, EPS data for all periods presented, including quarterly financial data, is required to be restated to conform to the provisions of SFAS 128.

3.  Inventories are summarized as follows (in thousands):

                                  March 31     December 31
                                    1997          1996
                                   -------       -------
       Finished products           $ 5,625       $ 4,758
       Raw materials                10,880         8,255
       Spare parts and supplies        156           186
                                   -------       -------
                                   $16,661       $13,199
                                   =======       =======

4. Dividends declared in March 1996 were payable quarterly at the rate of $.43 per share. In December 1996 an annual dividend in the amount of $1.96 per share was declared, payable quarterly during 1997 at the rate of $.49 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Sales and other revenue for the three months ended March 31, 1997 increased by $2,992,000 or 5.2% to $60,510,000 from $57,518,000 for the three months ended
March 31, 1996. Broadcasting and milling operations had increases in sales and other revenue of 13.1% and 1.1%, respectively, while real estate operations had a decrease in sales and other revenue of 3.6%.

Cost of products and services sold for the three months ended March 31, 1997 increased by $626,000 or 1.6% to $40,076,000 from $39,450,000 for the three months ended March 31, 1996. The increase resulted primarily from increased costs to acquire and produce broadcasting programming. As a percentage of sales and other revenue, cost of products and services sold was 66.2% and 68.6% for the three months ended March 31, 1997 and 1996, respectively. The decrease in costs and services sold as a percentage of sales and other revenue was due primarily to improved margins from milling operations.

Selling expenses for the three months ended March 31, 1997 increased by $475,000 or 12.3% to $4,331,000 from $3,856,000 for the three months ended March 31, 1996. The increase is the result of increased sales by broadcasting and milling operations and additional selling expenses incurred at recently acquired radio stations. As a percentage of sales and other revenue, selling expenses were 7.2% and 6.7% for the three months ended March 31, 1997 and 1996, respectively.

General and administrative expenses for the three months ended March 31, 1997 increased by $869,000 or 10.8% to $8,943,000 from $8,074,000 for the three months ended March 31, 1996. The increase relates primarily to general and administrative expenses at recently acquired radio stations. As a percentage of sales and other revenue, general and administrative expenses were 14.8% and 14.0% for the three months ended March 31, 1997 and 1996, respectively.

Interest expense for the three months ended March 31, 1997 increased by $45,000 or 3.4% to $1,382,000 from $1,337,000 for the three months ended March 31, 1996. The increase in interest expense is due to higher average long-term debt balances outstanding during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The average interest rate during the three months ended March 31, 1997 and 1996 was 7.0% and 7.2% respectively, which partially offset the effect of the increase in average long-term debt outstanding on interest expense.

Provision for federal and state income taxes for the three months ended March 31, 1997 increased by $340,000 or 21.8% to $1,897,000 from $1,557,000 for the three months ended March 31, 1996. For the three months ended March 31, 1997 and 1996, the Company's effective tax rate was 32.8% and 32.4%, respectively.

BROADCASTING OPERATIONS

Broadcasting revenue for the three months ended March 31, 1997 increased by $2,922,000 or 13.1 % to $25,217,000 from $22,295,000 for the three months ended
March 31, 1996. The increase in broadcasting revenue is, in part, due to the revenue earned at KWJJ-AM/FM and six radio stations in eastern Washington and Montana which were acquired between May 1996 and January 1997. These stations contributed net revenue of approximately $1,764,000 during the three months ended March 31, 1997. Revenue from the Company's Seattle radio stations (KOMO-AM, KVI-AM and KPLZ-FM) increased $1,014,000 or 26.6% over the three months ended March 31, 1996 due to a strong local advertising market during the three months ended March 31, 1997. Additionally, television revenue increased 1.9% due to strong local advertising sales partially offset by slightly declining national advertising sales.

Operating income for the three months ended March 31, 1997 increased by $1,276,000 or 32.0% to $5,260,000 from $3,984,000 for the three months ended
March 31, 1996. As a percentage of broadcasting revenue, operating income was 20.9% and 17.9% for the three months ended March 31, 1997 and 1996, respectively. The increase in operating income exceeded the growth in broadcasting revenue primarily due to a strong market for local advertising time, which increased broadcasting revenue without significant sales and administrative expenditures.

MILLING OPERATIONS

Revenue from the milling subsidiary for the three months ended March 31, 1997 increased by $336,000 or 1.1 % to $31,585,000 from $31,249,000 for the three months ended March 31, 1996. The increase in milling revenue was the net result of increased revenues in the milling division partially offset by decreased revenues in the food distribution division. Milling division revenue increased $661,000 or 3.1%, which was primarily driven by a 9.6% increase in flour sales volume partially offset by declining prices. Revenue from food distribution decreased $1,403,000 or 10.3% as sales volume decreased 5.6% and prices decreased as the product mix changed.

Operating income for the three months ended March 31, 1997 increased by $216,000 or 35.5% to $824,000 from $608,000 for the three months ended March 31, 1996. As a percentage of milling revenue, operating income was 2.6% and 1.9% for the three months ended March 31, 1997 and 1996, respectively. The increase in operating income as a percentage of milling revenue was due to improved gross margin percentages, particularly in the food distribution division. Gross margin for the food distribution division increased to 17.3% for the three months ended March 31, 1997 from 14.4% for the three months ended March 31, 1996, as a result of an emphasis on sales of higher margin products.

REAL ESTATE OPERATIONS

Real estate revenue for the three months ended March 31, 1997 decreased by $105,000 or 3.6% to $2,812,000 from $2,917,000 for the three months ended March 31, 1996. The decrease in real estate revenue is primarily due to the absence of $128,000 in lease cancellation fees which were included in revenue during the three months ended March 31, 1996. The decrease in lease cancellation fees was partially offset by an increase in real estate revenues due to higher occupancy rates. Average occupancy levels for the three months ended March 31, 1997 and 1996 were 95.7% and 94.9%, respectively.

Operating income for the three months ended March 31, 1997 decreased by $215,000 or 20.7% to $822,000 from $1,037,000 for the three months ended March 31, 1996. As a percentage of revenue, operating income was 29.2% and 35.6% for the three months ended March 31, 1997 and 1996, respectively. The decrease in operating income as a percentage of real estate revenue was due to higher personnel costs and lower lease cancellation fees. These factors resulted in decreased revenue and slightly higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had working capital of $33,582,000 and cash and short-term cash investments totaling $3,936,000. The Company intends to finance working capital, debt service, capital expenditures and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities.

Net cash provided by operating activities was $5,891,000 for the three months ended March 31, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in components of working capital. Net cash used in investing activities was $9,798,000 for the three months ended March 31, 1997. The principle uses of cash in investing activities were $3,949,000 for acquisition of the assets of two radio stations in Montana and $5,849,000 to purchase property, plant and equipment used in operations. Net cash provided by financing activities was $2,727,000 for the three months ended March 31, 1997. Cash provided for financing activities was obtained through net borrowings of $5,085,000 under lines of credit and notes from shareholders and directors. Proceeds from these net borrowings were used to finance acquisition of assets of two Montana radio stations and purchase of property, plant and equipment to the extent such purchases exceeded net cash provided by operating activities. In addition, during the three months ended March 31, 1997 the Company repaid $271,000 due on mortgage loans and received proceeds of $28,000 from the exercise of stock options. Cash paid for dividends to stockholders totaled $2,115,000 or $.49 per common share.

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  Exhibit 11,  Statement re Computation of Per Share Earnings
                Exhibit 27,  Financial Data Schedule

(b)  Reports on Form 8-K:  None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FISHER COMPANIES INC.
                                            (Registrant)



Dated   June 5, 1997                   /s/ William W. Krippaehne, Jr.
----------------------                 --------------------------------------
                                       William W. Krippaehne, Jr.
                                       President and Chief Executive Officer


Dated   June 5, 1997                   /s/ David D. Hillard
----------------------                 --------------------------------------
                                       David D. Hillard
                                       Senior Vice President and Chief Financial
                                       Officer