Form 10-Q
period 1997-06-30
FISHER COMPANIES INC
filed 1997-08-05
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from ________________ to _______________


                        Commission File Number  0-22439


                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


            WASHINGTON                                 91-0222175
        --------------------                       ------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization                 Identification Number

                             1525 ONE UNION SQUARE
                             600 University Street
                       Seattle, Washington     98101-3185
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

                 Yes___X___                No_______

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $2.50 par value, outstanding as of June 30, 1997:  4,267,516

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.  Consolidated Statement of income:
    Six months ended June 30, 1997 and 1996.

2.  Consolidated Balance sheet:
    June 30, 1997 and December 31, 1996.

3.  Consolidated Statement of Cash Flows:
    Six months ended June 30, 1997 and 1996.

4.  Notes to Consolidated Financial Statements.

ITEM 1  - FINANCIAL STATEMENTS

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                                    SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                         June 30                 June 30
                                                                    1997        1996        1997        1996
---------------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)
(Unaudited)

Sales and other revenue:
 Broadcasting                                                    $   56,053  $   50,886  $   30,836  $   28,591
 Milling                                                             64,344      65,178      32,759      33,929
 Real estate                                                          5,717       7,993       2,905       5,076
 Corporate and other, primarily dividends and interest income         1,793       2,130         897       1,073

---------------------------------------------------------------------------------------------------------------
                                                                    127,907     126,187      67,397      68,669
---------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of products and services sold                                  81,327      81,528      41,251      42,078
 Selling expenses                                                     9,012       7,955       4,681       4,099
   General, administrative and other expenses                        18,194      15,708       9,251       7,634
---------------------------------------------------------------------------------------------------------------
                                                                    108,533     105,191      55,183      53,811
---------------------------------------------------------------------------------------------------------------
Income from operations                                               19,374      20,996      12,214      14,858
Interest expense                                                      2,790       2,712       1,408       1,375
---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                             16,584      18,284      10,806      13,483
Provision for federal and state income taxes                          5,668       6,270       3,771       4,713
---------------------------------------------------------------------------------------------------------------
Net income                                                       $   10,916  $   12,014  $    7,035  $    8,770
---------------------------------------------------------------------------------------------------------------
Net income per common share                                           $2.55       $2.82       $1.64       $2.06
---------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalents outstanding        4,286,519   4,265,172   4,290,588   4,265,172
---------------------------------------------------------------------------------------------------------------
Dividends declared per share                                                                              $1.72
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     June 30   December 31
                                                                       1997       1996
-------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------
(In thousands except share amounts)
(Current year unaudited)

Current Assets:
  Cash and short-term cash investments                               $  4,149     $  5,116
  Receivables                                                          42,807       44,759
  Inventories                                                          14,539       13,199
  Prepaid expenses                                                      5,125        7,859
  Television and radio broadcast rights                                 2,901        5,383
-------------------------------------------------------------------------------------------
    Total current assets                                               69,521       76,316
-------------------------------------------------------------------------------------------
Marketable Securities, at market value                                143,618      121,545
-------------------------------------------------------------------------------------------
Other Assets:
  Cash value of life insurance and retirement deposits                  9,721        9,362
  Television and radio broadcast rights                                   204          317
  Intangible assets, net of amortization                               50,185       47,982
  Other                                                                 3,808        4,033
-------------------------------------------------------------------------------------------
                                                                       63,918       61,694
-------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                    139,030      134,594
-------------------------------------------------------------------------------------------
                                                                     $416,087     $394,149
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                      $ 14,776     $  9,258
  Trade accounts payable                                                5,782        8,674
  Accrued payroll and related benefits                                  4,003        4,536
  Television and radio broadcast rights payable                         1,248        5,036
  Income taxes payable                                                  1,817        1,147
  Other current liabilities                                             3,161        5,244
-------------------------------------------------------------------------------------------
    Total current liabilities                                          30,787       33,895
-------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                              62,218       65,713
-------------------------------------------------------------------------------------------
Other Liabilities:
  Accrued retirement benefits                                          11,697       11,924
  Deferred income taxes                                                57,166       49,483
  Television and radio broadcast rights payable, long-term portion         79          296
  Deposits and retainage payable                                          729          676
-------------------------------------------------------------------------------------------
                                                                       69,671       62,379
-------------------------------------------------------------------------------------------
Minority Interests                                                         33           33
-------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock, shares authorized 12,000,000, $2.50 par value;
   issued 4,267,516 in 1997 and 4,265,172 in 1996                      10,669       10,663
  Capital in excess of par                                                258           48
  Unrealized gain on marketable securities, net of deferred
   income taxes of $49,889 in 1997 and $42,164 in 1996                 92,652       78,304
  Retained earnings                                                   149,799      143,114
-------------------------------------------------------------------------------------------
                                                                      253,378      232,129
-------------------------------------------------------------------------------------------
                                                                     $416,087     $394,149
-------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30                                        1997       1996
-------------------------------------------------------------------------------------------
(In thousands)
(Unaudited)

Cash flows from operating activities:
 Net income                                                     $ 10,916   $ 12,014
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 5,960      5,073
     Noncurrent deferred income taxes                                (42)       690
     Issuance of stock pursuant to vested stock rights
     and related tax benefit                                         187
     Gain on sale of real estate                                             (2,300)
   Change in operating assets and liabilities:
     Receivables                                                   1,952       (688)
   Inventories                                                    (1,340)    (7,748)
   Prepaid expenses                                                2,734      3,317
   Cash value of life insurance and retirement deposits             (359)        38
   Other assets                                                      225       (400)
   Trade accounts payable, accrued payroll and related
     benefits and other current liabilities                       (5,508)     3,962
   Income taxes payable                                              670        726
   Accrued retirement benefits                                      (227)       (52)
     Deposits and retainage payable                                   53        (83)
 Amortization of television and radio broadcast rights             4,065      3,964
 Payments for television and radio broadcast rights               (5,475)    (4,766)
-------------------------------------------------------------------------------------------
      Net cash provided by operating activities                   13,811     13,747
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of real estate                                           2,860
  Purchase assets of radio stations                               (3,949)   (36,614)
  Purchase of property, plant and equipment                       (8,650)    (4,926)
-------------------------------------------------------------------------------------------
      Net cash used in investing activities                      (12,599)   (38,680)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under notes payable                               5,571       (537)
  Borrowings under borrowing agreements and mortgage loans                   44,000
  Payments on borrowing agreements and mortgage loans             (3,548)   (29,405)
  Proceeds received from exercise of stock options                    29
  Cash dividends paid                                             (4,231)    (3,716)
-------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities         (2,179)    10,342
-------------------------------------------------------------------------------------------
Net change in cash and short-term cash investments                  (967)   (14,591)
Cash and short-term cash investments, beginning of period          5,116     19,489
-------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period             $  4,149   $  4,898
-------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                             FISHER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10 for the year ended December 31, 1996 filed on June 18, 1997 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2. In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ended December 31, 1997. Early adoption is not permitted. After the adoption date, EPS data for all periods presented, including quarterly financial data, is required to be restated to conform to the provisions of SFAS 128. Adoption of SFAS 128 is not expected to have a material impact on the Company's EPS.


    In July 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
    131), was issued. This pronouncement modifies the required disclosures of segment information on a quarterly and an annual basis. SFAS 131 is required to be adopted by the Company for the year ended December 31, 1998. Early adoption is permitted. The Company is currently reviewing the requirements of SFAS 131 and has not made a decision regarding its impact on the Company's disclosures or its period of adoption.

3.  Inventories are summarized as follows (in thousands):

                             June 30              December 31
                               1997                  1996
                             -------              -----------
Finished products            $ 4,079                $ 4,758
Raw materials                 10,277                  8,255
Spare parts and supplies         183                    186
                             -------                -------
                             $14,539                $13,199
                             =======                =======

4. Dividends declared in March 1996 were payable quarterly at the rate of $.43 per share. In December 1996 an annual dividend in the amount of $1.96 per share was declared, payable quarterly during 1997 at the rate of $.49 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

Sales and other revenue for the six months ended June 30, 1997 increased by $1,720,000 or 1.4% to $127,907,000 from $126,187,000 for the six months ended
June 30, 1996. Broadcasting operations had an increase in sales and other revenue of 10.2% while sales and other revenue for milling and real estate operations decreased 1.3% and 28.5%, respectively. Sales and other revenue for the corporate segment declined as a result of reduced interest income from short-term cash investments which were used to partially fund the June 1996 radio acquisition.

Cost of products and services sold for the six months ended June 30, 1997 decreased by $201,000 or .2% to $81,327,000 from $81,528,000 for the six months ended June 30, 1996. The decrease reflects lower costs to produce flour offset by increased costs to acquire and produce broadcasting programming. As a percentage of sales and other revenue, cost of products and services sold was 63.6% and 64.6% for the six months ended June 30, 1997 and 1996, respectively. The decrease in cost of products and services sold as a percentage of sales and other revenue was due primarily to improved margins at broadcasting and milling operations.

Selling expenses for the six months ended June 30, 1997 increased by $1,057,000 or 13.3% to $9,012,000 from $7,955,000 for the six months ended June 30, 1996.
The increase is the result of increased commissions and related expenses resulting from increased broadcasting revenue, increased volume of flour sold, and additional selling expenses incurred at recently acquired radio stations. As a percentage of sales and other revenue, selling expenses were 7.0% and 6.3% for the six months ended June 30, 1997 and 1996, respectively.

General and administrative expenses for the six months ended June 30, 1997 increased by $2,486,000 or 15.8% to $18,194,000 from $15,708,000 for the six months ended June 30, 1996. The increase relates primarily to general and administrative expenses at recently acquired radio stations as well as increased personnel and other administrative expense at each segment. As a percentage of sales and other revenue, general and administrative expenses were 14.2% and 12.4% for the six months ended June 30, 1997 and 1996, respectively.

Interest expense for the six months ended June 30, 1997 increased by $78,000 or 2.9% to $2,790,000 from $2,712,000 for the six months ended June 30, 1996. The increase in interest expense is due to higher average long-term debt balances outstanding during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The average interest rate was 7.0% during both periods.

Provision for federal and state income taxes for the six months ended June 30, 1997 decreased by $602,000 or 9.6% to $5,668,000 from $6,270,000 for the six months ended June 30, 1996. For the six months ended June 30, 1997 and 1996, the Company's effective tax rate was 34.2% and 34.3%, respectively.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

Sales and other revenue for the three months ended June 30, 1997 decreased by $1,272,000 or 1.9% to $67,397,000 from $68,669,000 for the three months ended
June 30, 1996. Broadcasting operations had an increase in sales and other revenue of 7.9% while sales and other revenue for milling and real estate operations decreased 3.4% and 42.8%, respectively. Sales and other revenue for the corporate segment declined as a result of reduced interest income from short-term cash investments which were used to partially fund the June 1996 radio acquisition.

Cost of products and services sold for the three months ended June 30, 1997 decreased by $827,000 or 2.0% to $41,251,000 from $42,078,000 for the three months ended June 30, 1996. The decrease reflects lower costs to produce flour offset by increased costs to acquire and produce broadcasting programming. As a percentage of sales and other revenue, cost of products and services sold was 61.2% and 61.3% for the three months ended June 30, 1997 and 1996, respectively.

Selling expenses for the three months ended June 30, 1997 increased by $582,000 or 14.2% to $4,681,000 from $4,099,000 for the three months ended June 30, 1996. The increase is the result of increased commissions and related expenses resulting from increased broadcasting revenue, increased volume of flour sold, and additional selling expenses incurred at recently acquired radio stations.
As a percentage of sales and other revenue, selling expenses were 6.9% and 6.0% for the three months ended June 30, 1997 and 1996, respectively.

General and administrative expenses for the three months ended June 30, 1997 increased by $1,617,000 or 21.2% to $9,251,000 from $7,634,000 for the three months ended June 30, 1996. The increase relates primarily to general and administrative expenses at recently acquired radio stations as well as increased personnel and other administrative expense at each segment. As a percentage of sales and other revenue, general and administrative expenses were 13.7% and 11.1% for the three months ended June 30, 1997 and 1996, respectively.

Interest expense for the three months ended June 30, 1997 increased by $33,000 or 2.4% to $1,408,000 from $1,375,000 for the three months ended June 30, 1996. The increase in interest expense is due to higher average long-term debt balances outstanding during the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Provision for federal and state income taxes for the three months ended June 30, 1997 decreased by $942,000 or 20.0% to $3,771,000 from $4,713,000 for the three months ended June 30, 1996. For the three months ended June 30, 1997 and 1996, the Company's effective tax rate was 34.9% and 35.0%, respectively.


BROADCASTING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

Broadcasting revenue for the six months ended June 30, 1997 increased by $5,167,000 or 10.2% to $56,053,000 from $50,886,000 for the six months ended
June 30, 1996. The increase in broadcasting revenue is, in part, due to revenue earned at KWJJ-AM/FM and six radio stations in eastern Washington and Montana which were acquired between May 1996 and January 1997. These stations contributed net revenue of approximately $3,300,000 during the six months ended June 30, 1997. Revenue from the Company's Seattle radio stations (KOMO-AM, KVI-AM and KPLZ-FM) increased $1,913,000 or 23.8% over the six months ended June 30, 1996 due to a strong advertising market during the six months ended June 30, 1997.

Operating income for the six months ended June 30, 1997 increased by $1,486,000 or 10.3% to $15,914,000 from $14,428,000 for the six months ended June 30, 1996.
The increase in operating income is the result of increased revenue. As a percentage of broadcasting revenue, operating income was 28.4% in both years.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

Broadcasting revenue for the three months ended June 30, 1997 increased by $2,245,000 or 7.9% to $30,836,000 from $28,591,000 for the three months ended
June 30, 1996. Net revenue from recently acquired radio stations, as explained above, was approximately $1,700,000 during the three months ended June 30, 1997. Revenue from the Company's Seattle radio stations increased $900,000 or 21.0% over the three months ended June 30, 1996 due to a strong advertising market.

Operating income for the three months ended June 30, 1997 increased by $210,000 or 2.0% to $10,654,000 from $10,444,000 for the three months ended June 30, 1996. The increase in operating income is the result of increased revenue. As a percentage of broadcasting revenue, operating income was 34.6% and 36.5% for the three months ended June 30, 1997 and 1996, respectively.

MILLING OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996
-------------------------------------------------------------------------

Revenue from the milling subsidiary for the six months ended June 30, 1997 decreased by $834,000 or 1.3% to $64,344,000 from $65,178,000 for the six months ended June 30, 1996. Milling division revenue increased $1,743,000 or 4.5%, due to an increase in flour sales volume partially offset by declining prices. Revenue from food distribution decreased $2,430,000 or 9.1% as sales volume and prices decreased.

Operating income for the six months ended June 30, 1997 increased by $18,000 or 1.3% to $1,449,000 from $1,431,000 for the six months ended June 30, 1996. As a percentage of milling revenue, operating income was 2.3% and 2.2% for the six months ended June 30, 1997 and 1996, respectively. The gross margin percentage for the milling division was 10.3% and 9.5% for the six months ended June 30, 1997 and 1996, respectively. The gross margin percentage for the food distribution division was 16.7% and 14.0% for the six months ended June 30, 1997 and 1996, respectively. Operating income as a percent of revenue increased due to improved margins partially offset by increases in selling and general and administrative expenses associated with growth of the milling segment.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

Revenue from the milling subsidiary for the three months ended June 30, 1997 decreased by $1,170,000 or 3.4% to $32,759,000 from $33,929,000 for the three months ended June 30, 1996. Milling division revenue was approximately the same in both periods as an increase in flour sales volume partially offset by declining prices. Revenue from food distribution decreased $1,221,000 or 8.9% as sales volume and prices decreased.

Operating income for the three months ended June 30, 1997 decreased by $199,000 or 24.1% to $625,000 from $824,000 for the three months ended June 30, 1996. As a percentage of milling revenue, operating income was 1.9% and 2.4% for the three months ended June 30, 1997 and 1996, respectively. The gross margin percentage for the milling division was 11.6% and 9.4% for the three months ended June 30, 1997 and 1996, respectively. The gross margin percentage for the food distribution division was 16.1% and 13.7% for the three months ended June 30, 1997 and 1996, respectively. Operating income as a percent of revenue increased due to improved margins partially offset by increases in selling and general and administrative expenses associated with growth of the milling segment.

REAL ESTATE OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996
-------------------------------------------------------------------------

Real estate revenue for the six months ended June 30, 1997 decreased by $2,276,000 or 28.5% to $5,717,000 from $7,993,000 for the six months ended June
30, 1996. The decrease in real estate revenue reflects a non-recurring gain on the sale of real estate of $2,300,000 in April 1996; no sale of real estate occurred in the six months ended June 30, 1997. Average occupancy levels for the six months ended June 30, 1997 and 1996 were 96.6% and 95.2%, respectively.

Operating income for the six months ended June 30, 1997 decreased by $2,437,000 or 58.8% to $1,705,000 from $4,142,000 for the six months ended June 30, 1996.
As a percentage of revenue, operating income was 29.8% and 51.8% for the six months ended June 30, 1997 and 1996, respectively. The decrease in operating income as a percentage of real estate revenue was due to the 1996 real estate gain referred to above as well as to higher personnel costs and other expenses in 1997.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

Real estate revenue for the three months ended June 30, 1997 decreased by $2,171,000 or 42.8% to $2,905,000 from $5,076,000 for the three months ended
June 30, 1996. The decrease in real estate revenue is primarily due to the absence of a gain on sale of real estate amounting to $2,300,000 which occurred in April 1996, offset by an increase in rental income.

Operating income for the three months ended June 30, 1997 decreased by $2,221,000 or 71.6% to $883,000 from $3,104,000 for the three months ended June 30, 1996. As a percentage of revenue, operating income was 30.4% and 61.2% for the three months ended June 30, 1997 and 1996, respectively. The decrease in operating income reflects the non-recurring real estate sale referred to above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had working capital of $38,735,000 and cash and short-term cash investments totaling $4,149,000. The Company intends to finance working capital, debt service, capital expenditures and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant wreal estate project development activities.

Net cash provided by operating activities was $13,811,000 for the six months ended June 30, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in components of working capital. Net cash used in investing activities was $12,599,000 for the six months ended June 30, 1997. The principle uses of cash in investing activities were $3,949,000 for acquisition of the assets of two radio stations in Montana and $8,650,000 to purchase property, plant and equipment used in operations. Net cash used in financing activities was $2,179,000 for the six months ended June 30, 1997.
Cash provided for financing activities was obtained through net borrowings of $5,571,000 under lines of credit and notes from shareholders and directors. Proceeds from these net borrowings were used to finance acquisition of assets of two Montana radio stations and purchase of property, plant and equipment to the extent such purchases exceeded net cash provided by operating activities. In addition, during the six months ended June 30, 1997 the Company repaid $3,548,000 due on borrowing agreements and mortgage loans and received proceeds of $29,000 from the exercise of stock options. Cash paid for dividends to stockholders totaled $4,231,000 or $.98 per common share.

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


                                       FISHER COMPANIES INC.
                                           (Registrant)



Dated       August 4, 1997            /s/ William W. Krippaehne, Jr.
      ---------------------------     -------------------------------------
                                      William W. Krippaehne, Jr.
                                      President and Chief Executive Officer


Dated       August 4, 1997             /s/ David D. Hillard
      ---------------------------     -------------------------------------
                                      David D. Hillard
                                      Senior Vice President and Chief Financial
                                      Officer