Form 10-Q
period 1997-09-30
FISHER COMPANIES INC
filed 1997-11-13
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ____________________


                        Commission File Number  0-22439


                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)

                    WASHINGTON                        91-0222175
         -------------------------------        ---------------------
         (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization         Identification Number

                             1525 ONE UNION SQUARE
                             600 University Street
                      Seattle, Washington      98101-3185
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

                                Yes  X   No
                                    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $2.50 par value, outstanding as of September 30, 1997:
4,267,716

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of income:
     Nine months ended September 30, 1997 and 1996.

2.   Consolidated Balance sheet:
     September 30, 1997 and December 31, 1996.

3.   Consolidated Statement of Cash Flows:
     Nine months ended September 30, 1997 and 1996.

4.   Notes to Consolidated Financial Statements.

ITEM 1  - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                                     NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                        SEPTEMBER 30              SEPTEMBER 30
                                                                     1997         1996         1997         1996
                                                                 ----------   ----------   ----------   ----------
(In thousands except share and per share amounts)
(Unaudited)

Sales and other revenue:
 Broadcasting                                                    $   85,017   $   77,839   $   28,964   $   26,953
 Milling                                                             95,375      100,891       31,031       35,713
 Real estate                                                          8,530       10,741        2,813        2,748
 Corporate and other, primarily dividends and interest income         2,773        3,076          980          946
                                                                 ----------   ----------   ----------   ----------
                                                                    191,695      192,547       63,788       66,360
Costs and expenses:
 Cost of products and services sold                                 122,483      125,104       41,156       43,576
 Selling expenses                                                    13,537       12,283        4,525        4,328
   General, administrative and other expenses                        26,759       24,081        8,565        8,373
                                                                 ----------   ----------   ----------   ----------
                                                                    162,779      161,468       54,246       56,277
                                                                 ----------   ----------   ----------   ----------
Income from operations                                               28,916       31,079        9,542       10,083
Interest expense                                                      4,147        4,254        1,357        1,542
                                                                 ----------   ----------   ----------   ----------
Income before provision for income taxes                             24,769       26,825        8,185        8,541
Provision for federal and state income taxes                          8,454        9,214        2,786        2,944
                                                                 ----------   ----------   ----------   ----------
Net income                                                       $   16,315   $   17,611   $    5,399   $    5,597
                                                                 ----------   ----------   ----------   ----------
Net income per common share                                           $3.80        $4.13        $1.25        $1.31
                                                                 ----------   ----------   ----------   ----------
Weighted average common shares and equivalents outstanding        4,288,677    4,265,172    4,292,886    4,265,172
                                                                 ----------   ----------   ----------   ----------
Dividends declared per share                                                       $1.72

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                       SEPTEMBER 30  DECEMBER 31
                                                                           1997         1996
                                                                       ------------  -----------
ASSETS
(In thousands except share amounts)
(Current year unaudited)

Current Assets:
   Cash and short-term cash investments                                  $  4,905     $  5,116
 Receivables                                                               40,938       44,759
 Inventories                                                               14,410       13,199
 Prepaid expenses                                                           5,465        7,859
 Television and radio broadcast rights                                      9,935        5,383
                                                                         --------     --------
     Total current assets                                                  75,653       76,316
                                                                         --------     --------
Marketable Securities, at market value                                    163,068      121,545
                                                                         --------     --------
Other Assets:
 Cash value of life insurance and retirement deposits                       9,536        9,362
 Television and radio broadcast rights                                        201          317
 Intangible assets, net of amortization                                    49,859       47,982
 Other                                                                      3,976        4,033
                                                                         --------     --------
                                                                           63,572       61,694
                                                                         --------     --------
Property, Plant and Equipment, net                                        141,075      134,594
                                                                         --------     --------
                                                                         $443,368     $394,149
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                         $ 15,346     $  9,258
 Trade accounts payable                                                     5,160        8,674
 Accrued payroll and related benefits                                       4,531        4,536
 Television and radio broadcast rights payable                              9,194        5,036
 Income taxes payable                                                                    1,147
 Other current liabilities                                                  3,240        5,244
                                                                         --------     --------
     Total current liabilities                                             37,471       33,895
                                                                         --------     --------
Long-term Debt, net of current maturities                                  59,914       65,713
                                                                         --------     --------
Other Liabilities:
 Accrued retirement benefits                                               11,622       11,924
 Deferred income taxes                                                     64,217       49,483
 Television and radio broadcast rights payable, long-term portion              37          296
 Deposits and retainage payable                                               751          676
                                                                         --------     --------
                                                                           76,627       62,379
                                                                         --------     --------
Minority Interests                                                             33           33
                                                                         --------     --------
Stockholders' Equity:
 Common stock, shares authorized 12,000,000, $2.50 par value;
 issued 4,267,716 in 1997 and 4,265,172 in 1996                            10,669       10,663
 Capital in excess of par                                                     277           48
 Unrealized gain on marketable securities, net of deferred
 income taxes of $56,697 in 1997 and $42,164 in 1996                      105,294       78,304
 Retained earnings                                                        153,083      143,114
                                                                         --------     --------
                                                                          269,323      232,129
                                                                         --------     --------
                                                                         $443,368     $394,149
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30                                    1997       1996
------------------------------                                  --------   --------
(In thousands)
(Unaudited)

Cash flows from operating activities:
 Net income                                                     $ 16,315   $ 17,611
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 9,034      7,921
     Noncurrent deferred income taxes                                201        636
     Issuance of stock pursuant to vested stock rights
     and related tax benefit                                         191
     Gain on sale of real estate                                             (2,300)
   Change in operating assets and liabilities:
     Receivables                                                   3,821      3,143
   Inventories                                                    (1,211)    (6,416)
   Prepaid expenses                                                2,394      2,273
   Cash value of life insurance and retirement deposits             (174)        54
   Other assets                                                       57       (500)
   Trade accounts payable, accrued payroll and related
     benefits and other current liabilities                       (5,523)        82
   Income taxes payable                                           (1,147)     1,352
   Accrued retirement benefits                                      (302)       (77)
     Deposits and retainage payable                                   75        (99)
 Amortization of television and radio broadcast rights             6,342      6,024
 Payments for television and radio broadcast rights               (6,879)    (6,449)
                                                                --------   --------
      Net cash provided by operating activities                   23,194     23,255
                                                                ========   ========
Cash flows from investing activities:
 Proceeds from sale of real estate                                            2,860
 Purchase assets of radio stations                                (3,949)   (36,684)
 Purchase of property, plant and equipment                       (13,443)    (6,442)
                                                                --------   --------
      Net cash used in investing activities                      (17,392)   (40,266)
                                                                ========   ========
Cash flows from financing activities:
 Net borrowings under notes payable                                6,118     (3,349)
 Borrowings under borrowing agreements and mortgage loans                    44,000
 Payments on borrowing agreements and mortgage loans              (5,829)   (30,934)
 Proceeds received from exercise of stock options                     44
 Cash dividends paid                                              (6,346)    (5,573)
                                                                --------   --------
      Net cash (used in) provided by financing activities         (6,013)     4,144
                                                                ========   ========
Net change in cash and short-term cash investments                  (211)   (12,867)
Cash and short-term cash investments, beginning of period          5,116     19,489
                                                                --------   --------
Cash and short-term cash investments, end of period             $  4,905   $  6,622
                                                                ========   ========
See accompanying notes to consolidated financial statements.

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


3. Inventories are summarized as follows (in thousands):

                                September 30   December 31
                                    1997           1996
                                ------------   -----------
   Finished products              $ 3,943        $ 4,758
   Raw materials                   10,266          8,255
   Spare parts and supplies           201            186
                                  -------        -------
                                  $14,410        $13,199
                                  =======        =======

4. Dividends declared in March 1996 were payable quarterly at the rate of $.43 per share. In December 1996 an annual dividend in the amount of $1.96 per share was declared, payable quarterly during 1997 at the rate of $.49 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales and other revenue for the nine months ended September 30, 1997 decreased by $852,000 or .4% to $191,695,000 from $192,547,000 for the nine months ended
September 30, 1996. Broadcasting operations had an increase in sales and other revenue of 9.2% while sales and other revenue for milling and real estate operations decreased 5.5% and 20.6%, respectively. Sales and other revenue for the corporate segment declined as a result of reduced interest income from short-term cash investments which were used to partially fund the June 1996 radio acquisition.

Cost of products and services sold for the nine months ended September 30, 1997 decreased by $2,621,000 or 2.1% to $122,483,000 from $125,104,000 for the nine months ended September 30, 1996. The decrease reflects lower costs to produce flour offset by increased costs to acquire and produce broadcasting programming. As a percentage of sales and other revenue, cost of products and services sold was 63.9% and 65.0% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cost of products and services sold as a percentage of sales and other revenue was due primarily to improved margins at broadcasting and milling operations.

Selling expenses for the nine months ended September 30, 1997 increased by $1,254,000 or 10.2% to $13,537,000 from $12,283,000 for the nine months ended
September 30, 1996. The increase is the result of increased commissions and related expenses resulting from increased broadcasting revenue, increased volume of flour sold, and additional selling expenses incurred at recently acquired radio stations. As a percentage of sales and other revenue, selling expenses were 7.1% and 6.4% for the nine months ended September 30, 1997 and 1996, respectively.

General and administrative expenses for the nine months ended September 30, 1997 increased by $2,678,000 or 11.1% to $26,759,000 from $24,081,000 for the nine months ended September 30, 1996. The increase relates primarily to general and administrative expenses at recently acquired radio stations as well as increased personnel and other administrative expense at each segment. As a percentage of sales and other revenue, general and administrative expenses were 14.0% and 12.5% for the nine months ended September 30, 1997 and 1996, respectively.

Interest expense for the nine months ended September 30, 1997 decreased by $107,000 or 2.5% to $4,147,000 from $4,254,000 for the nine months ended
September 30, 1996. The decrease in interest expense is due to lower average long-term debt balances outstanding and lower average interest rates during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The average interest rate was 7.0% and 7.1% in 1997 and 1996, respectively.

Provision for federal and state income taxes for the nine months ended September 30, 1997 decreased by $760,000 or 8.2% to $8,454,000 from $9,214,000 for the nine months ended

September 30, 1996. For the nine months ended September 30, 1997 and 1996, the Company's effective tax rate was 34.1% and 34.3%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Sales and other revenue for the three months ended September 30, 1997 decreased by $2,572,000 or 3.9% to $63,788,000 from $66,360,000 for the three months ended
September 30, 1996. Broadcasting and real estate operations had increases in sales and other revenue of 7.5% and 2.4%, respectively while sales and other revenue for milling operations decreased 13.1%. Sales and other revenue for the corporate segment increased as a result of increased dividends from marketable securities, partially offset by reduced interest income from short-term cash investments which were used to partially fund the June 1996 radio acquisition.

Cost of products and services sold for the three months ended September 30, 1997 decreased by $2,420,000 or 5.6% to $41,156,000 from $43,576,000 for the three months ended September 30, 1996. The decrease reflects lower costs to produce flour offset by increased costs to acquire and produce broadcasting programming. As a percentage of sales and other revenue, cost of products and services sold was 64.5% and 65.7% for the three months ended September 30, 1997 and 1996, respectively.

Selling expenses for the three months ended September 30, 1997 increased by $197,000 or 4.6% to $4,525,000 from $4,328,000 for the three months ended
September 30, 1996. The increase is the result of increased commissions and related expenses resulting from increased broadcasting revenue, increased volume of flour sold, and additional selling expenses incurred at recently acquired radio stations. As a percentage of sales and other revenue, selling expenses were 7.1% and 6.5% for the three months ended September 30, 1997 and 1996, respectively.

General and administrative expenses for the three months ended September 30, 1997 increased by $192,000 or 2.3% to $8,565,000 from $8,373,000 for the three months ended September 30, 1996. The increase relates primarily to general and administrative expenses at recently acquired radio stations as well as increased personnel and other administrative expense at each segment. As a percentage of sales and other revenue, general and administrative expenses were 13.4% and 12.6% for the three months ended September 30, 1997 and 1996, respectively.

Interest expense for the three months ended September 30, 1997 decreased by $185,000 or 12.0% to $1,357,000 from $1,542,000 for the three months ended
September 30, 1996. The decrease in interest expense is due to lower average long-term debt balances outstanding and lower average interest rates during the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Provision for federal and state income taxes for the three months ended September 30, 1997 decreased by $158,000 or 5.4% to $2,786,000 from $2,944,000 for the three months ended September 30, 1996. For the three months ended September 30, 1997 and 1996, the Company's effective tax rate was 34.0% and 34.5%, respectively.

BROADCASTING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Broadcasting revenue for the nine months ended September 30, 1997 increased by $7,178,000 or 9.2% to $85,017,000 from $77,839,000 for the nine months ended
September 30, 1996. The increase in broadcasting revenue is, in part, due to revenue earned at KWJJ-AM/FM and six radio stations in eastern Washington and Montana which were acquired between May 1996 and January 1997. These stations contributed net revenue of approximately $3,400,000 during the nine months ended September 30, 1997. Revenue from the Company's Seattle radio stations (KOMO-AM, KVI-AM and KPLZ-FM) increased $2,600,000 over the nine months ended September 30, 1996 due to a strong advertising market during the nine months ended September 30, 1997. Increased local and national revenues at the two television stations were partially offset by lower political advertising revenue, as 1997 is not a major political year.

Operating income for the nine months ended September 30, 1997 increased by $1,941,000 or 8.8% to $24,081,000 from $22,140,000 for the nine months ended
September 30, 1996. The increase in operating income is the result of increased revenue. As a percentage of broadcasting revenue, operating income was 28.3% and 28.4% for the nine months ended September 30, 1997 and 1996, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Broadcasting revenue for the three months ended September 30, 1997 increased by $2,011,000 or 7.5% to $28,964,000 from $26,953,000 for the three months ended
September 30, 1996. Revenue from the Company's Seattle radio stations increased approximately $700,000 over the three months ended September 30, 1996 due to a strong advertising market. As noted above, 1997 is not a major political year, and increased local and national revenues at KOMO Television in Seattle were partially offset by lower political advertising revenue, resulting in increased revenue of $1,400,000 for that station over the three months ended September 30, 1996.

Operating income for the three months ended September 30, 1997 increased by $454,000 or 5.9% to $8,167,000 from $7,713,000 for the three months ended
September 30, 1996. The increase in operating income is the result of increased revenue. As a percentage of broadcasting revenue, operating income was 28.2% and 28.6% for the three months ended September 30, 1997 and 1996, respectively.

MILLING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue from the milling subsidiary for the nine months ended September 30, 1997 decreased by $5,516,000 or 5.5% to $95,375,000 from $100,891,000 for the nine months ended September 30, 1996. Milling division revenue decreased $946,000 or 1.6%, as an increase in flour sales volume was more than offset by declining flour prices. Revenue from food distribution decreased $4,284,000 or 10.9% as sales volume and prices decreased.

Operating income for the nine months ended September 30, 1997 decreased by $650,000 or 26.1% to $1,844,000 from $2,494,000 for the nine months ended
September 30, 1996. As a percentage of milling division revenue, operating income was 1.9% and 2.5% for the nine months ended September 30, 1997 and 1996, respectively. The gross margin percentage for the milling division was 9.7% and 9.5% for the nine months ended September 30, 1997 and 1996, respectively. The gross margin percentage for the food distribution division was 16.8% and 14.7% for the nine months ended September 30, 1997 and 1996, respectively. Operating income decreased due to lower revenue and increases in depreciation, selling and general and administrative expenses associated with growth of the milling segment.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue from the milling subsidiary for the three months ended September 30, 1997 decreased by $4,682,000 or 13.1% to $31,031,000 from $35,713,000 for the three months ended September 30, 1996. Milling division revenue decreased $2,599,000 or 11.6%, as an increase in flour sales volume was more than offset by declining flour prices. Revenue from food distribution decreased $1,904,000 or 14.6% as sales volume and prices decreased.

Operating income for the three months ended September 30, 1997 decreased by $669,000 or 62.9% to $394,000 from $1,063,000 for the three months ended
September 30, 1996. As a percentage of milling division revenue, operating income was 1.3% and 3.0% for the three months ended September 30, 1997 and 1996, respectively. The gross margin percentage for the milling division was 8.6% and 9.5% for the three months ended September 30, 1997 and 1996, respectively. The gross margin percentage for the food distribution division was 17% and 16% for the three months ended September 30, 1997 and 1996, respectively. Operating income decreased due to lower revenue and increases in depreciation, selling and general and administrative expenses associated with growth of the milling segment.

REAL ESTATE OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Real estate revenue for the nine months ended September 30, 1997 decreased by $2,211,000 or 20.6% to $8,530,000 from $10,741,000 for the nine months ended
September 30, 1996. The decrease in real estate revenue is primarily due to the absence of a gain on sale of real estate amounting to $2,300,000 which occurred in April 1996, partially offset by increased rental and management fee income. Average occupancy levels for the nine months ended September 30, 1997 and 1996 were 93.3% and 95.3%, respectively. The decline in average occupancy is largely attributable to the vacancy on June 30, 1997 of a tenant as a result of bankruptcy.

Operating income for the nine months ended September 30, 1997 decreased by $2,666,000 or 53.2% to $2,343,000 from $5,009,000 for the nine months ended
September 30, 1996. As a percentage of revenue, operating income was 27.5% and 46.6% for the nine months ended

September 30, 1997 and 1996, respectively. The decrease in operating income as a percentage of real estate revenue was due to the 1996 real estate gain referred to above as well as to higher personnel costs and other expenses in 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Real estate revenue for the three months ended September 30, 1997 increased by $65,000 or 2.4% to $2,813,000 from $2,748,000 for the three months ended
September 30, 1996. The increase in real estate revenue is primarily due to increased rental and management fee income.

Operating income for the three months ended September 30, 1997 decreased by $229,000 or 26.4% to $638,000 from $867,000 for the three months ended September 30, 1996. As a percentage of revenue, operating income was 22.7% and 31.6% for the three months ended September 30, 1997 and 1996, respectively. The decrease in operating income as a percentage of real estate revenue was due to higher personnel costs and other expenses in 1997, partially offset by increased revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had working capital of $38,182,000 and cash and short-term cash investments totaling $4,905,000. The Company intends to finance working capital, debt service, capital expenditures and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities.

Net cash provided by operating activities was $23,194,000 for the nine months ended September 30, 1997. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in components of working capital. Net cash used in investing activities was $17,392,000 for the nine months ended September 30, 1997. The principle uses of cash in investing activities were $3,949,000 for acquisition of the assets of two radio stations in Montana and $13,443,000 to purchase property, plant and equipment used in operations. Net cash used in financing activities was $6,013,000 for the nine months ended September 30, 1997. Cash provided for financing activities was obtained through net borrowings of $6,118,000 under lines of credit and notes from shareholders and directors. Proceeds from these net borrowings were used to finance acquisition of assets of two Montana radio stations and purchase of property, plant and equipment to the extent such purchases exceeded net cash provided by operating activities. In addition, during the nine months ended September 30, 1997 the Company repaid $5,829,000 due on borrowing agreements and mortgage loans and received proceeds of $44,000 from the exercise of stock options. Cash paid for dividends to stockholders totaled $6,346,000 or $1.47 per common share.

The Company has committed up to $10 million to the milling subsidiary to fund the milling subsidiary's share of the cost to construct a conventional flour mill in Blackfoot, Idaho which will be owned and operated by Koch Fisher Mills L.L.C. in which the milling subsidiary has a 50% interest. Construction of the flour mill is expected to be complete in late 1998.

At a special meeting held on October 30, the boards of directors of Fisher Broadcasting, Fisher Properties, and Fisher Companies approved management's recommendations for redevelopment of the KOMO Block site on which KOMO Television is currently located.

The KOMO Block Project encompasses several elements, the most essential of which are the construction of a new facility for KOMO Television and the laying of groundwork for Fisher Broadcasting's future. The Telecommunications Act of 1996 is very specific in its mandate that commercial broadcasters continue to operate in the public interest, including delivery of advanced digital television. This plan for redevelopment of the KOMO Block meets the provisions of the mandate and prepares Fisher Broadcasting for the business opportunities made possible by these new technologies.

Construction of the new KOMO Building and associated underground parking facilities will serve the needs of KOMO Television, Fisher Broadcasting, Fisher Communications Inc., and eventually Seattle radio operations. While it is envisioned that other tenants may occupy parts of the building, any such use will be consistent with the overriding goal of providing flexible premises that fully address the space and technological needs of Fisher Broadcasting. Accordingly, a master plan was approved for construction of the new KOMO Building at an estimated cost of $79,000,000, a significant portion of which will be financed through borrowing. The Company is evaluating the substantial effects that the project could have on future operating results, including increased interest and depreciation expenses, benefits from new industry partnerships, and creation of new business opportunities.

In the year 2000, it is expected that broadcasting operations will move to the new building, that the parking facilities will be complete, and the current KOMO building will be demolished. Attention will be given to maximizing utilization and value of the entire KOMO Block. If demand and economic conditions are favorable, construction of an office building on the vacated studio site will be considered. In this regard, Fisher Properties has approved the undertaking of pre-development activities for additional development of the KOMO Block at an estimated cost of $2,000,000.

                      THE NEW KOMO BUILDING

                         Parking Garage             KOMO Building
Parking Stalls                725
Gross Area                 286,000 sf                203,000 sf

Estimated Costs           $18,023,000               $61,013,000

Schedule:
     Start                  Mid 1998                  Late 1998
     Finish           Stage-one, Late 1999            Mid 2000
                      Stage-two, Late 2000

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Important factors that could cause those results to differ materially from those expressed in this Form 10-Q include: material adverse changes in economic conditions, including changes in inflation and interest rates; changes in laws and regulations affecting the television and radio broadcasting business; competitive factors in the television, radio and milling industries; and material changes to accounting standards that would be adverse to the Company.

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


                                        FISHER COMPANIES INC.
                                        (Registrant)


Dated  November 13, 1997                /s/   William W. Krippaehne, Jr.
       -----------------------------    ------------------------------------
                                        William W. Krippaehne, Jr.
                                        President and Chief Executive Officer

Dated  November 13, 1997                /s/ David D. Hillard
       -----------------------------    ------------------------------------
                                        David D. Hillard
                                        Senior Vice President and Chief
                                        Financial Officer