Form 10-K
period 1997-12-31
FISHER COMPANIES INC
filed 1998-03-27
CIK 1034669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number 000-22349

                             FISHER COMPANIES INC.
             (Exact name of registrant as specified in its charter)

                WASHINGTON                                91-0222175
         (State of Incorporation)              (IRS Employer Identification No.)

           1525 ONE UNION SQUARE
600 UNIVERSITY STREET, SEATTLE, WASHINGTON                98101-3185
 (Address of principal executive offices)                 (Zip Code)

                                (206) 624-2752
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
         -------------------                    ---------------------
                None                               Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $1.25 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 16, 1998, based on the last sale price quoted on the OTC Bulletin Board, was approximately $237,884,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 16, 1998 was:

           Title of Class                       Number of Shares Outstanding
           --------------                       ----------------------------
    Common Stock, $1.25 Par Value                      8,535,432 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 1998, are incorporated by reference under Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS.

     Through its operating subsidiaries, Fisher Companies Inc. (the "Company") is actively engaged in television and radio broadcasting, the operation of satellite teleports and the exploitation of other emerging technologies; flour milling and bakery products distribution; and real estate investment and proprietary property management. The Company provides direction and guidance to its operating subsidiaries.

     Note 10 to the Consolidated Financial Statements contains information regarding the Company's industry segments for the years ended December 31, 1997, 1996 and 1995.

                            BROADCASTING OPERATIONS

                                  INTRODUCTION

     The Company's broadcasting operations are conducted through Fisher Broadcasting Inc. ("Fisher Broadcasting"), a Washington corporation. The Company owns all of the outstanding capital stock of Fisher Broadcasting, except that 3% of the outstanding shares of a class of nonvoting participating preferred stock is owned by third parties. Fisher Broadcasting owns and operates, directly or through subsidiaries in Washington, Oregon and Montana, two network-affiliated television stations, 24 radio stations, two broadcast satellite teleports, and provides emerging media development service. Fisher Broadcasting's television stations reach nearly 2,500,000 households, or 2.5% of all U.S. television households. Its radio stations collectively represent the 35th largest radio group in the U.S. by audience, reaching approximately 1,250,000 persons in total cume (the estimated number of persons who listen to a station for a minimum of five minutes within a given time period). Fisher Broadcasting's satellite teleports serve many of the Northwest's businesses and news organizations.

     Both of Fisher Broadcasting's television stations are located in the top 25 television markets: KOMO TV 4 (ABC) Seattle-Tacoma, Washington, market rank 12; and KATU Television 2 (ABC), Portland, Oregon, market rank 24. See Broadcasting Operations - "Television - KOMO TV" and - "Television - KATU Television."
Fisher Broadcasting's stations are rated either number one or two in overall sign-on/sign-off audience delivery in their respective markets. Fisher Broadcasting's radio operations are concentrated in large, medium and small markets located in Washington, Oregon and Montana. See "Broadcasting Operations
- Radio - Seattle Radio Market; Portland Radio Market; and - Medium - and Small
- Market Radio Operations."

     Fisher Communications Inc. ("FishComm"), a wholly owned subsidiary of Fisher Broadcasting, owns and operates Fisher Broadcasting's satellite teleport services, Internet services, and emerging media development operations.

     As of December 31, 1997, Fisher Broadcasting employed 819 full- and part-time employees.

                                  TELEVISION

GENERAL OVERVIEW

     Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations that broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

     Television station revenues are primarily derived from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation and studio rental and commercial production activities. Broadcast television stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and, specifically, the revenues of individual broadcast television stations.

     Television stations in the country are grouped by A.C. Nielsen & Co. ("Nielsen"), a company that provides audience measuring services, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon an actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

     Nielsen periodically publishes data on estimated audiences for television stations in the various markets throughout the country. These estimates are expressed in terms of the percentage of the total potential audience viewing a station in the market (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. The specific geographic markets are called Designated Market Areas, or "DMAs."

     Historically, three major broadcast networks, ABC, CBS, and NBC, dominated broadcast television. In recent years, The Fox Network ("Fox") has effectively evolved into the fourth major network, although the hours of network programming produced by Fox for its affiliated stations are fewer than those produced by the other three major networks. In addition, the United-Paramount Network ("UPN") and the Warner Brothers Network ("WB") have launched new television networks with a limited amount of weekly programming. See "Broadcasting Operations - Television - Network Affiliations."

     The affiliation by a television station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliated station receives approximately 9 to 10 hours of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then
sells this advertising time for its own account.   The affiliate retains the
revenues from time sold during designated breaks for local sale in and between network programs, and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. In addition, a television station may acquire programming through bartering arrangements. Under such arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying no cash or a reduced fee for such programming.

     An affiliate of UPN or WB receives a smaller portion of its programming from the network compared to an affiliate of NBC, ABC, CBS or Fox. Currently, UPN and WB provide six hours and nine hours, respectively, of programming per week to their affiliates. As a result of the smaller amount of programming provided by their networks, affiliates of UPN or WB must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained from the sale of such time than stations affiliated with the major networks.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming, and recently Fox programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time are available for sale by independent stations and Fox affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues that is greater than their share of the market's audience.

     Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations only competed with each other in local markets.

Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations, and marketplace choices expanded with the growth of independent stations and cable television services.

     Cable television systems were first installed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any of the major broadcast networks. The advertising share of cable networks increased during the 1970s and 1980s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

     Fisher Broadcasting believes that the market shares of television stations affiliated with NBC, ABC and CBS declined during the 1980's primarily because of the emergence of Fox and certain strong independent stations and, secondarily, because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which have further expanded the number of programming alternatives available to household audiences.

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried with existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all digital delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. Fisher Broadcasting is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of Fisher Broadcasting's operations.

     COMPETITION

     Competition in the television industry, including the markets in which Fisher Broadcasting's stations compete, takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the broadcasting business in general and Fisher Broadcasting's business in particular.

     Audience. Stations compete for audiences on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on network-affiliated stations is supplied by the network with which such stations are affiliated. During periods of network programming, the stations are totally dependent upon the performance of the network programs in attracting viewers. The competition between the networks is intense and the success of any network's programming can vary significantly over time. Each station competes in non-network time periods on the basis of the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming that each station believes will attract viewers. The competition between stations in non-network time periods is intense and here, too, success can vary over time.

     Fisher Broadcasting's stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable and alternate methods of television transmission. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and also by serving as a distribution system for non-broadcast programming originated on the cable system. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so in the future, the increased competition for local news audiences could have an adverse effect on Fisher Broadcasting's advertising revenues.

     Other sources of competition for Fisher Broadcasting's television stations include home entertainment systems (including video cassette recorder and playback systems, videodisks and television game devices), Internet, multipoint distribution systems, multichannel-multipoint distribution systems, wireless cable and satellite master antenna television systems. Fisher Broadcasting's stations also face competition from high-powered, direct broadcast satellite services, such as DIRECT-TV, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Fisher Broadcasting competes with these sources of competition both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to television viewing).

     Programming. Competition for non-network programming involves negotiating with national program distributors, or syndicators, which sell first-run and rerun packages of programming. Fisher Broadcasting's stations compete against in-market broadcast stations for exclusive access to off-network reruns and first-run product. Cable systems generally do not compete with local stations for programming, although various national cable networks continue to acquire programs that would have otherwise been offered to local television stations.

     Advertising. Advertising rates are based upon the size of the market in which a station operates, a program's popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces, and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates are also determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Fisher Broadcasting's stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. The amount of paid political and advocacy advertising fluctuates significantly, particularly being higher in national election years. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Fisher Broadcasting's television stations are located in highly competitive markets.

NETWORK AFFILIATIONS

     Fisher Broadcasting's television stations are both affiliated with the ABC Television Network. The stations' affiliation agreements with ABC provide each station with the right to broadcast all programs transmitted by the network. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programs. To the extent a station's preemption of network programming exceeds a designated amount, such compensation may be reduced. The payments are also subject to decreases by the network during the term of the affiliation agreement under other circumstances, with provisions for advanced notice. Fisher Broadcasting's ABC affiliation agreements for KOMO TV and KATU expire in 2004. Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC, no assurance can be given that such renewals will be obtained. The non-renewal or termination of one or both of those agreements could have a material adverse effect on Fisher Broadcasting's results of operations.

KOMO TV, Seattle, Washington

     Market Overview. KOMO TV, an ABC affiliate, operates in the Seattle-Tacoma market, the 12th largest DMA in the nation, with approximately 1.5 million television households and a population of approximately 3.9 million. In 1997, approximately 73% of the population in the DMA subscribed to cable. Major industries in the market include aerospace, biotechnology, forestry, software, telecommunications, transportation, retail and international trade. In 1997, television advertising revenue for the Seattle-Tacoma DMA was nearly $300 million, as reported by Miller, Kaplan, Arase & Co., an accounting firm that provides the television industry with revenue figures.

     Station Performance. KOMO TV had an average audience share of 14.4%, sign-on to sign-off during 1997. KOMO TV ranked second in its market in 1997, sign-on to sign-off, among six competitors (A.C. Nielsen Company average ratings Feb-Nov, 1997). Fisher Broadcasting believes that KOMO TV has established a strong local presence in the Seattle-Tacoma market through the station's community involvement, local news operation and local non-news programming.

     KOMO TV broadcasts 25 hours per week of scheduled local news programs. KOMO News 4 has been recognized for excellence by the National Association of Broadcasters, the Radio and Television News Directors' Association, and the National Association of Television Arts and Sciences.

     KOMO TV was notified in April 1997 that it had received a George Foster Peabody Award for "Excellence in Local TV Programming." There were 31 recipients of this international award which recognizes broadcasting and cable excellence, with KOMO TV being one of the four commercial television stations in the country to be honored. KOMO TV received the Peabody Award for its News 4 specials "War on Children" and "Earth Agenda."

     KOMO TV broadcasts from its studios in Seattle. During 1997, Fisher Broadcasting received Board of Directors approval to construct a new broadcast center with digital equipment that will greatly expedite the transition from analog to digital high definition television broadcasting. Estimated cost of the new building and parking facility is $79,000,000. Construction is expected to begin in spring 1998 with completion in 2000.

KATU TELEVISION, PORTLAND, OREGON

     Market Overview. Portland, Oregon ranks as the 24th largest DMA in the nation, with a population of approximately 2.5 million and approximately 980,000 television households. Approximately 63% of Portland's population subscribed to cable in 1997. Portland maintains a balanced economy based upon services, wholesale/retail and manufacturing. Major employers include high-technology companies such as Intel Corporation, Hewlett-Packard Company and Tektronix, Inc., as well as Nike, Inc., Kaiser Permanente, the United States Government and the State of Oregon.

     Station Performance. KATU, an ABC affiliate, had an average audience share of 18% during 1997, sign-on to sign-off. KATU ranked first in its market in 1997, sign-on to sign-off, among six competitors (A.C. Nielsen Company average ratings Feb-Nov, 1997). KATU currently broadcasts 26 hours per week of scheduled local news programs. The station has won numerous awards for excellence, including the 1997 National Edward R. Murrow Award for Continuing News Coverage. In addition, KATU has a strong commitment to public affairs and local interest programming.

     KATU has developed a comprehensive Internet website to complement it's on-air programming. The site provides updated news reports as well as in depth listings of local community services and businesses. The station is in the process of creating opportunities for its TV advertisers to participate in the site as a way to generate incremental income for the station and provide added value to its clients.

     KATU operates from studios in the city of Portland. The station continuously invests in new technology to improve the quality of its programs and reduce operating costs.

DIGITAL/HIGH DEFINITION TELEVISION

     On January 20, 1997, under an experimental license granted by the Federal Communications Commission ("FCC"), KOMO TV became the first commercial broadcast station on the West Coast to transmit digital high definition television. As discussed in "Broadcasting Operations - Licensing and Regulations Application to Television and Radio Broadcasting - Proposed Legislation and Regulations," the FCC has recently announced its licensing plan for digital television. KOMO TV and KATU Television expect to transmit a digital/high definition signal on or before the date stipulated in the FCC regulations. Advancements in digital technology are expected to replace today's current analog standard, making it the first fundamental change in television in over 50 years.

     Digital television transmits its signal in digital binary code similar to that used in computer systems to transmit data. Unlike the current analog television standard, which transmits picture and sound information through amplitude and frequency variation of a carrier wave, the binary nature of digital television information allows for compression of picture and sound data. This allows digital television broadcasters to transmit enough information to create a high definition picture (see "Licensing and Regulation Applicable to Television and Radio Broadcasting - Proposed Licensing and Regulation") or to transmit several standard definition pictures within the same amount of spectrum currently required for a single analog channel.

FORWARD LOOKING STATEMENTS

     The discussion above under "KOMO TV, Seattle, Washington" regarding construction of the new broadcasting facility for Fisher Broadcasting, and the discussion above under "Digital/High Definition Television" regarding the intention of KOMO TV and KATU Television to transmit a digital/high definition signal on or before the date stipulated in FCC regulations, include certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PLSRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PLSRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. With respect to the construction of the new broadcasting center, such factors could include unanticipated construction costs or delays in construction in connection with the building and parking facility, and delays or additional costs associated with the new equipment necessary to transmit a digital/high definition signal, as discussed below.

     With respect to the intention of KOMO TV and KATU Television to transmit a digital/high definition signal on or before the date stipulated in FCC regulations, factors that may cause actual results to differ materially from those projected include the increased costs of new equipment; the necessity of training current staff to operate new technology or hiring new staff knowledgeable in the technology; the timely availability of necessary new equipment from manufacturers; the purchase of newly developed equipment that has little or no track record of in-service broadcasting; the risk of purchasing equipment that could soon be outdated due to rapid technological change; the possibility that new transmission tower sites may be required; the necessity of obtaining all required licenses and permits; material changes in, or material additional requirements imposed by, FCC regulations; and the challenges and risks involved in the conversion to digital/high definition signal transmission generally, such as are described under "Licensing and Regulation Applicable to Television and Radio Broadcasting - Proposed Legislation and Regulations."

                                     RADIO

GENERAL OVERVIEW

     Commercial radio broadcasting began in the United States in the early 1920s. There are a limited number of frequencies available for broadcasting in any one geographic area. The license to operate a radio station is granted by the FCC. There are two commercial broadcast bands, each of which employ different methods of delivering the radio signal to radio receivers. The AM band (amplitude modulation) consists of frequencies from 550 kHz to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 MHz to
107.9 MHz.

     Radio listeners have gradually shifted over the years from AM to FM stations. Stations on the FM band are generally considered to have a competitive advantage over stations that broadcast on the AM band. FM reception is generally clearer than AM and provides greater tonal range and higher fidelity. Music formats that appeal to the younger demographics desired by the majority of advertisers are found almost exclusively on the FM band because of the disparity in the quality of reception. A radio station on the FM band, therefore, has an abundance of choices in format while AM stations tend to be limited to either spoken word formats or musical formats that appeal to adults 55 years of age and older. Nationally, the FM listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

     Radio station revenues are derived almost exclusively from local, regional and national advertising. Radio stations generally employ a local sales force to call on local and regional advertisers and contract with a national firm to represent business from outside the market and/or region. Both sales forces are generally compensated by way of a commission on advertising time sold. Because radio stations rely on advertising revenues, they are sensitive to cyclical changes in the economy.

     Radio is generally viewed as a highly targetable medium for advertisers. Radio stations are generally classified by their format, such as country, alternative rock, news/talk, adult contemporary or oldies. A station's format and style of presentation enable it to target certain demographics and psychographics. By capturing a specific audience share of a market's radio listeners, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.

     Most of a radio station's programming is produced locally, although syndicated programs contribute to many stations daily and weekly programming line-ups. These syndicated programs are obtained with either cash payments, barter agreements for air time on the station, or a combination of both. However, the emphasis on local programming provides radio stations with maximum flexibility in programming, retention of nearly its entire commercial inventory and the revenue from sale of that time.

     Through the early 1970s, a handful of AM radio stations in each market dominated the listening shares. The rise of FM listening, brought about by an industry standard for FM stereo broadcast, essentially doubled the number of viable competitors in each market. In the early and mid-1980s, the FCC awarded additional FM signals to many communities and allowed radio stations from communities on the fringe of many major metropolitan areas ("metro") to redirect their signal patterns to cover the entire metro. In the early 1990s, the FCC expanded the AM band to 1700 kHz. The result of this increase in the number of viable competitors has been a significant decline in the listening shares reasonably available to the average radio station. By the late 1980s, the Radio Advertising Bureau estimated that one-third of all licensees were losing money. This, in part, led the FCC to relax its ownership regulations on radio stations and led to the creation of duopolies (ownership of more than one AM or FM station in a given market). The Telecommunications Act of 1996 further eased radio station ownership regulations governing multiple ownership. See "Broadcasting Operations - Licensing and Regulation Applicable to Television and Radio Broadcasting - Multiple Ownership Rules and Cross-Ownership Restrictions." The common ownership of multiple stations in a single market allows for more aggressive marketing and can drive up the cost per rating point in such market.

     Further advances in technology may increase competition for radio listening shares. New media technologies, such as the delivery of audio programming by satellite, digital audio broadcasting ("DAB") and cable television systems, are either in use currently or in development. Historically, the radio broadcasting industry has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have a material adverse effect on the radio broadcasting industry. The FCC has authorized the use of DAB to deliver audio programming by satellite, and is considering whether to authorize terrestrial DAB. DAB transmits audio information in binary code, similar to that used in audio compact discs. Binary coding allows compression of the broadcast signal, which allows more audio channels to be broadcast within a given bandwidth. DAB will provide a medium for the delivery by satellite or terrestrial means of multiple new, high quality audio programming formats to local and national audiences. Terrestrial DAB may be used in the future by radio broadcast stations either on existing or alternate broadcasting frequencies, or on new frequency bands.

COMPETITION

     In recent years, some companies have acquired large numbers of radio stations. As of March 1998, six companies owned more than 100 radio stations each, nationwide. Some of these companies also syndicate radio programs, some of which are aired by Fisher Broadcasting's stations. Some of these large companies operate radio stations in markets in which Fisher Broadcasting operates, and have much greater overall financial resources available for their operations.

     Competition in the radio industry, including each of the markets in which Fisher Broadcasting's radio stations compete, takes place primarily on two levels: competition for audience and competition for advertisers. Additional significant factors affecting a radio station's competitive position include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

     Audience. Fisher Broadcasting's radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in ratings (percentage of total population reached), the station is capable of charging a higher cost-per-point to advertising agencies, in particular, and direct advertisers, in general. Formats, stations and music are highly researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. In the early days of radio, and until the early to mid-1970s, many stations programmed a variety of elements to attract larger shares of audience. In today's competitive market, new formats and audience niches have created very targeted advertising vehicles and programming that is highly focused and tightly regulated to appeal to a narrow segment of the population. Formats in one market targeting similar audiences with slight variances in demographic or psychographic appeal may be Classic Rock, Alternative Rock, Adult Album Alternative, and/or Album-Oriented-Rock. Tactical and strategic plans are utilized to attract larger shares of audience through marketing campaigns and promotions. Marketing campaigns through television, transit, outdoor, telemarketing or direct mail are designed to improve a station's cume audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the TSL (time-spent-listening), which works in correlation to cume as a means of establishing a station's share of audience.

     Advertising. Advertising rates are based upon the size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers' messages to programming. The amount of paid political advertising on radio fluctuates significantly and follows no particular pattern. Fisher Broadcasting's radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising mediums such as television, cable, newspaper, yellow pages directories, direct mail, and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

     There is also competition for radio staff. The loss of key staff, including sales staff, to competitors can, and in some instances has, significantly and adversely affected revenues and earnings of individual Fisher Broadcasting stations.

SEATTLE RADIO MARKET

     Introduction. Seattle, Washington ranks as the 13th largest radio metropolitan area in the nation. The Seattle radio market has 20 FM and 31 AM stations licensed to the metro area according to BIA Research Inc. "Investing in Radio 1998".

     Fisher Broadcasting has owned and operated KOMO-AM since December 31, 1926 when the station signed on the air. When changes to FCC regulations allowed multiple station ownership in one market, Fisher Radio Seattle was formed, and Fisher Broadcasting purchased the assets of KVI-AM and KPLZ-FM. Since then, the staffs of all three stations and many operating functions have been consolidated into a remodeled facility in downtown Seattle. Station personnel work side-by-side to maximize available resources and talent at a considerable cost savings. In addition, fiber optic links between the radio and television facilities allow resources to be shared with KOMO TV. A more detailed description of Fisher Broadcasting's Seattle radio stations is set forth below.

     KOMO-AM [1000 kHz / 50 kW (day/night), Affiliation: ABC Information Network]. KOMO-AM, known as "KOMO News/Talk 1000," is one of the United States' heritage 50,000 watt radio stations. The station was ranked 14th in the market in 1997 among 51 competitors with a 3.2% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight, according to the Arbitron Company (four-book average). The station's primary target audience is Adults 35-54. KOMO News/Talk 1000 programs a combination of news and talk, featuring a variety of information services such as hourly news, weather, traffic, sports and talk programs concerning local and national news issues. With a staff of eight news journalists, KOMO has one of the largest radio news staffs in the Northwest. KOMO is also the home of University of Washington Husky Sports.

     KVI-AM [570 kHz / 5 kW (day/night), Affiliation: ABC Entertainment Network]. KVI-AM is known as "Talk Radio 570-KVI." During 1997, KVI was the leading talk radio station in Seattle, and ranked fifth overall among the 51 competitors in the market with a 4.5% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average). The station is a mixture of local talk programming featuring local and national hosts. While KVI and KOMO are complimentary formats, they maintain unique identities and format niches in the market.

     KPLZ-FM [101.5 MHz / 100 kW, Affiliation: Independent]. KPLZ-FM is known as "Star 101.5," playing a mix of 80s and 90s music. During 1997, the station was ranked 10th in the market with a 3.9% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average).

PORTLAND RADIO MARKET

     Introduction. Portland, Oregon ranks as the 24th largest radio metro in the nation. The FCC has licensed 14 FM and 25 AM stations in the Portland radio metro area according to BIA Research Inc. "Investing in Radio 1998".

     KOTK AM [1080 kHz / 50 kW (day), 10 kW (night), Affiliation: CNN] and KWJJ FM [99.5 MHz / 52 kW, Affiliation: Independent]. During 1997, KWJJ-FM was the fourth-ranked radio station in the Portland market, with a 5.6% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according to the Arbitron Company (four-book average). KOTK-AM was the 20th ranked radio station in the market, with a 1.3% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according to the Arbitron Company (four-
book average).   KOTK-AM programming was modified in late 1997 from "classic country" music to talk. KWJJ-FM programming consists of country music. Separate sales staffs sell advertising time on the two stations.

     In April 1997, the stations moved into a new broadcast facility in downtown Portland. An investment of approximately $1.9 million was made in the new facility, which equipped both radio stations with fully digital production and broadcast equipment, communication links between KATU Television and both radio stations, and computer equipment needed for traffic news, accounting and sales. Fisher Broadcasting management believes that the new facility will improve operating efficiencies and reduce operating costs.

MEDIUM- AND SMALL-MARKET RADIO OPERATIONS

     Through Sunbrook, Fisher Broadcasting operates radio stations in five small and medium markets in the northwestern United States. Sunbrook is the leading radio broadcaster in Montana, with 14 radio stations in the four largest cities in the state. Additionally, Sunbrook owns five radio stations in Wenatchee, a market of approximately 55,000 people in the center of Washington State.

     Sunbrook has sought to acquire under-performing stations in small and medium markets at cash-flow multiples that are considerably lower than in larger markets. The relaxation of federal multiple ownership rules has led Sunbrook to expand its holdings within its existing markets. The resulting synergy allows Sunbrook to better serve its communities while enjoying certain economies of scale.

     The following table sets forth general information for each of Sunbrook's stations and the markets they serve.

                                                      # OF            RATINGS(1)           MARKET REVENUE
                                                   COMMERCIAL    --------------------    ------------------
                                                      RADIO
                               DIAL                STATIONS IN   RANK IN      STATION    STATION   $ (IN
MARKET            STATION    POSITION     POWER    THE MARKET    MARKET        SHARE      SHARE  THOUSANDS)  FORMAT
---------------------------------------------------------------------------------------------------------------------------------
Billings, MT                                           12                                           $5,500
                  KRKX       94.1 FM      100 kW                    2         11.1%        13%               Classic Rock
                  KYYA       93.3 FM      100 kW                    4          8.8%        12%               Adult Contemp
                  KBLG(2)    910 AM       1 kW                      5          7.6%         3%               News/Talk
Missoula, MT                                            8                                           $4,800
                  KZOQ       100.1 FM     14 kW                     1         21.8%        23%               Classic Rock
                  KGGL       93.3 FM      43 kW                     3         11.4%        22%               Country
                  KYLT       1340 AM      1 kW                      6          3.5%         7%               Oldies
                  KGRZ       1450 AM      1 kW                      7           (7)         1%               Sports/Talk
Great Falls, MT                                         9                                           $3,000
                  KQDI FM    106.1 FM     100 kW                    2         13.8%        18%               Classic Rock
                  KAAK       98.9 FM      100 kW                    5         10.0%        17%               Adult Contemp
                  KXGF       1400 AM      1 kW                      6          8.2%         3%               Pop Standard
                  KQDI AM    1450 AM      1 kW                      9          1.8%         2%               News/Talk
Butte, MT                                               5                                           $1,500
                  KMBR       95.5 FM      50 kW                     1         35.7%        20%               Classic Rock
                  KAAR       92.5 FM      4.5 kW                    2         26.8%        29%               Country
                  KXTL       1370 AM      5 kW                      5           (7)         5%               Oldies/Talk
Wenatchee, WA                                           9                                           $2,900
                  KYSN(3)    97.7 FM      3 kW                      2         14.5%        16%               Country
                  KWWW(4)    96.7 FM      .4 kW                     3         13.3%        13%               Adult Contemp
                  KXAA(5)    99.5 FM      5 kW                      4          9.1%        10%               Oldies
                  KZPH(6)    106.7 FM     3 kW                      7          5.9%         7%               Classic Rock
                  KWWX       1340 AM      1 kW                      8          3.3%         6%               Spanish

(1) Ratings information in the above chart refers to average-quarter-hour share of listenership among total persons, Adults 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources:

     Billings, Montana:       Arbitron Ratings, Fall, 1997 Billings Market Report
     Missoula, Montana:       Willhight Research, Spring, 1997, Missoula Market Report
     Great Falls, Montana:    Arbitron Ratings, Fall, 1997 Great Falls Market Report
     Butte, Montana:          Arbitron Ratings Nationwide D.M.A. Report. Region 9, Spring, 1997 (shares and rankings are among
                              Butte, Mt. Stations)
     Wenatchee, Washington:   Hambleton Resources Audience Measurement, Fall, 1997 Wenatchee Market Report.

(2)  KBLG's power is 1,000 watts days, 63 watts nights.
(3)  KYSN is licensed to the city of East Wenatchee, Washington
(4)  KWWW is licensed to the city of Quincy, Washington.
(5)  KXAA is licensed to the city of Rock Island, Washington.
(6)  KZPH is licensed to the city of Cashmere, Washington.
(7)  Listenership below minimum reporting standards.

                      LICENSING AND REGULATION APPLICABLE
                      TO TELEVISION AND RADIO BROADCASTING

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), most recently amended by the Telecommunications Act of 1996 (the "Telecommunications Act"), and of FCC regulations and policies that affect the television and radio broadcasting business conducted by Fisher Broadcasting. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television and radio broadcasting stations.

LICENSE RENEWAL, ASSIGNMENTS AND TRANSFERS

     Broadcasting licenses for both radio and television stations are currently granted for a maximum of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a television or radio broadcasting license without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with limitations on alien ownership, common ownership of broadcasting, cable and newspaper properties, and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC is required to renew a broadcast license if: the FCC finds that the station has complied with FCC regulations regarding equal employment opportunity; that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of either the Communications Act or the FCC's rules; and there have been no other violations by the licensee which taken together would constitute a pattern of abuse. Additionally, in the case of renewal of television licenses, the FCC considers the station's compliance with FCC programming and commercialization rules relating to programming for children. If the incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has the authority to deny the renewal application and permit the submission of competing applications for that frequency.

     Failure to observe FCC rules and policies, including, but not limited to, those discussed herein, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

     While the vast majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting's licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. Both of Fisher Broadcasting's television stations are presently operating under regular five-year licenses, granted prior to recent FCC action which extended license terms to eight years. These expire on January 31, 1999. Fisher Broadcasting's and Sunbrook's radio stations in Washington and Oregon were required to file license renewal applications on October 1, 1997. At this time, some of these license renewal applications have been granted for eight year terms, and the rest remain pending. The license terms for all of Sunbrook's Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting's FCC licenses could have a material adverse effect on Fisher Broadcasting's television or radio broadcasting operations.

MULTIPLE OWNERSHIP RULES AND CROSS OWNERSHIP RESTRICTIONS

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are interests held by officers and directors of a corporate parent of a broadcast licensee. Pursuant to the Telecommunications Act, the FCC has eliminated the restrictions on the number of television stations in which a person or entity may have an attributable interest, but instead establishes a national television reach limit of 35%. The Telecommunications Act requires the FCC to conduct a rulemaking proceeding to determine whether the local "duopoly" television ownership rules should be retained, modified or eliminated. The present "duopoly" rules prohibit attributable interests in two or more television stations with overlapping service areas. The FCC initiated the rulemaking proceeding required by the
Telecommunications Act in November 1996.   Initial comments to the FCC's
proposals were received by the FCC on February 7, 1997. While the FCC has proposed to allow ownership of television stations where the stations do not have substantial signal overlap and are in separate Designated Market Areas, the majority of comments in the proceeding urged the FCC to adopt a looser standard, thereby allowing more duopolies.

     The statutory prohibition against television station/cable system cross-ownership is repealed in the Telecommunications Act, but the FCC's parallel cross-ownership rule remains in place. The television station/daily newspaper cross-ownership prohibition in the FCC rule was not repealed by the Telecommunications Act. The FCC, however, is conducting a proceeding regarding waivers of that restriction. The Telecommunications Act requires the FCC to review its ownership rules biennially as part of its regulatory reform obligations.

     The FCC imposes less severe restraints on the control or ownership of AM and FM radio stations that serve the same area than are imposed with regard to television stations. In a number of situations, a single party may control or own an AM and/or an FM "duopoly" - two AM and/or two FM stations - in the same market area. FCC rules also preclude the grant of applications for station acquisitions that would result in the creation of new radio-television combinations in the same market under common ownership, or the sale of such a combination to a single party, subject to the availability of a waiver. Under FCC policy, waiver applications that involve radio-television station combinations in the top 50 TV markets where there would be at least 30 separately owned, operated and controlled broadcast licensees after the proposed combination will generally be favorably received. At present, the FCC imposes no limits on the number of radio stations that may be directly or indirectly owned nationally by a single entity. National ownership of television stations by one entity, direct or indirect, is limited to a 35% national share, computed by dividing the aggregate number of households in each market in which the licensee owns a station by the total number of households nationally. In the case of UHF television stations, the number of households in such markets is halved for purposes of the foregoing formula.

     If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers, or cable systems, or if a proposed acquisition by the Company or Fisher Broadcasting would cause a violation of the FCC's multiple ownership rules or cross-ownership restrictions, Fisher Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its business and may be unable to obtain FCC consents for certain future acquisitions.

     Fisher Broadcasting is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such changes may have on its broadcasting operations.

ALIEN OWNERSHIP

     Under the Communications Act, broadcast licenses may not be granted to or held by any foreign corporation, or a corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by a foreign corporation, or a corporation in which more than one-fourth of the capital stock is owned of record or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, and without an FCC public interest finding, the Company, which serves as a holding company for its television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens or their representatives. While the Company does not track the precise percentage of stock owned by Aliens at any particular time, it does monitor the citizenship of its large shareholders to ensure that the proportion of stock held by U.S. citizens does not drop below the required minimum.

PROGRAMMING AND OPERATION

     The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations must also follow various FCC rules that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, broadcast licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application.

SYNDICATED EXCLUSIVITY/TERRITORIAL EXCLUSIVITY

     Effective January 1, 1990, the FCC reimposed syndicated exclusivity rules and expanded the existing network non-duplication rules. The syndicated exclusivity rules allow local broadcast stations to require that cable television operators black out certain syndicated, non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called superstations, that serve areas substantially removed from the local community). Under certain circumstances, the network non-duplication rule allows local broadcast network affiliates to demand that cable television operators black out duplicative network broadcast programming carried on more distant signals.

RESTRICTIONS ON BROADCAST ADVERTISING

     The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of alcohol, including beer and wine. Fisher Broadcasting cannot predict whether any or all of such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising would have an adverse effect on Fisher Broadcasting's stations revenues and operating income, as well as the revenues and operating incomes of other stations that carry beer and wine advertising.

     Additionally, the FCC has promulgated a number of regulations prohibiting, with certain exceptions, advertising relating to lotteries and casinos. The U.S. Court of Appeals for the Ninth Circuit recently ruled that the limits on casino advertising are unconstitutional and therefore invalid. The U.S. Supreme Court has declined to review that decision. As a result, the FCC has suspended enforcement of the casino advertising rule in the Ninth Circuit, which includes Washington, Oregon and Montana. The FCC has also placed limits upon the amount of commercialization during, and adjacent to, television programming intended for an audience of children ages 12 and under.

OTHER PROGRAMMING RESTRICTIONS

     The Telecommunications Act requires that any newly manufactured television set with a picture screen of 13 inches or greater be equipped with a feature designed to enable viewers to block all programs with a certain violence rating (the "v-chip"). In an Order adopted March 12, 1998, the FCC required that at least one-half of all television receiver models with screen sizes 13 inches or greater produced after July 1, 1999 have the v-chip technology installed, and that all such television receivers have v-chips by January 1, 2000. The television industry has adopted, effective January 1, 1997, and subsequently revised, August 1, 1997, a voluntarily rating scheme regarding violence and sexual content contained in television programs. The March 12, 1998 order found that the industry scheme meets the standards of the Telecommunications Act. Fisher Broadcasting cannot predict whether the v-chip and a ratings system will have any significant effect on the operations of its business.

     The FCC has adopted regulations effectively requiring television stations to broadcast a minimum of three hours per week of programming designed to meet specifically identifiable educational and informational needs, and interests, of children. Present FCC regulations require that each television station licensee appoint a liaison responsible for children's' programming. Information regarding children's programming and commercialization during such programming is required to be filed quarterly with the FCC and made available to the public. Fisher Broadcasting does not believe that the FCC children's programming regulations described above have, or will have, an adverse effect on the operation of its business.

CABLE "MUST-CARRY" OR "RETRANSMISSION CONSENT" RIGHTS

     The 1992 Cable Act requires television broadcasters to make an election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its market, which, in certain circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system and the amount of duplicative programming on a broadcast station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Fisher Broadcasting has executed retransmission consent agreements with all of the cable systems operating within the DMAs of its two television stations.

PROPOSED LEGISLATION AND REGULATIONS

     On February 3, 1998, the FCC finalized its regulations regarding the implementation of advanced television in the United States. These regulations govern a new form of digital telecasting ("DTV") based on technical standards adopted by the FCC in December 1996. DTV is the technology that allows the broadcast and reception of a digital binary code signal, in contrast to the current analog signal, which is transmitted through amplitude and frequency variation of a carrier wave. Digitally transmitted sound and picture data can be compressed, allowing broadcasters to transmit several standard definition pictures within the same amount of spectrum currently required for a single analog channel. DTV also allows broadcasters to transmit enough information to create a high definition television ("HDTV") signal. The FCC's regulations permit, but do not require, broadcasters to provide an HDTV signal, which features over 1,000 lines of resolution, rather than the 525 lines of resolution used in analog television sets. The greater number of lines of resolution will allow HDTV to provide a far more detailed picture than existing television sets can produce.

     Under the FCC's DTV rules each existing station will be given a second channel on which to initiate DTV broadcasts. The FCC has specified the channel and the maximum power that may be radiated by each station. DTV stations will be limited to 1 million watts Effective Radiated Power, and no station has been assigned less than 50 thousand watts Effective Radiated Power. The FCC has stated that the new channels will be paired with existing analog channels, and broadcasters will not be permitted to sell their DTV channels, while retaining their analog channels, and vice versa. KOMO-TV was allotted DTV Channel 38, and KATU(TV) was allotted DTV Channel 43.

     Affiliates of the ABC, CBS, Fox and NBC television networks in the top 10 television markets will be given until May 1, 1999, to construct and commence operation of DTV facilities on their newly allocated DTV channels. Affiliates of those networks in markets 11 through 30 will be given until November 1, 1999 to do the same. All other commercial television stations will be given until May 1, 2002 to place a DTV signal on the air, and all non-commercial stations will have until May 1, 2003. As ABC affiliates operating in markets 12 and 24, Fisher Broadcasting's Seattle and Portland television stations will be required to commence DTV broadcasts by November 1, 1999. Stations will have one-half of the specified construction periods in which to apply to the FCC for a construction permit authorizing construction of the new DTV facilities. The FCC has indicated its intention to act expeditiously on such applications. While the FCC has announced its intention to grant extensions of the construction deadlines in appropriate cases, the impact of failing to meet these applications and construction deadlines cannot be predicted at this time.

     Once a Fisher Broadcasting station begins operation of its new DTV facilities it will be required to deliver, at a minimum, a free programming service with picture resolution at least as good as that of the current analog service provided by the station, and will have to be aired during the same time periods as the current service. It may prove possible to provide more than one of such "analog equivalent" signals over a single DTV channel, or to mix an "analog equivalent" signal with other forms of digital material. The FCC will not require a broadcaster to transmit a higher quality, HDTV signal over a DTV channel; the choice as to whether to transmit an HDTV signal or one or more "analog equivalent" channels will be left up to the station licensee. It is not believed possible, under the present state of the art, to transmit additional program material over the DTV signal while it is transmitting in the HDTV mode. It cannot be predicted whether competitors of Fisher Broadcasting's television stations will operate in the HDTV or "analog equivalent" mode or the economic impact of such choices on the stations' operations.

     Stations operating in the DTV mode will be subject to existing public service requirements. The FCC has announced that it will consider imposing additional public service requirements, such as free advertising time for federal political candidates, and increased news, public affairs, and children's programming requirements, in the future. It cannot be predicted whether such changes will be adopted, or any impact they might have on station operations.

     By 2003, DTV stations will have to devote at least one-half of their broadcast time to duplication of the programming on their paired analog stations. In 2004, this simulcasting requirement will increase to 75%, and to 100% in 2005.

     The FCC has indicated that the transition from analog to digital service will end in 2006, at which time one of the two channels being used by broadcasters will have to be relinquished to the government, and DTV transmissions will be "repacked" into channels 2-51. Congress has established certain conditions which, if met, would allow the FCC to delay the termination of analog broadcasting beyond 2006.

     Implementation of DTV is expected to generally improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to DTV may reduce a station's geographic coverage area or result in some increased interference. Also, the FCC's allocations could reduce the competitive advantage presently enjoyed by Fisher Broadcasting's Seattle and Portland television stations, which operate on low VHF channels serving broad areas. Implementation of DTV will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will operate at higher utility costs. Fisher Broadcasting estimates that the adoption of DTV would require a broad range of capital expenditures to provide facilities and equipment necessary to produce and broadcast DTV programming. The introduction of this new technology will require that customers purchase new receivers (television sets) for DTV signals or, if available by that time, adapters for their existing receivers.

     Other matters that could affect Fisher Broadcasting's stations include technological innovations affecting the mass communications industry such as technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full-power television broadcasting service.

     Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Fisher Broadcasting's broadcasting business, resulting in the loss of audience share and advertising revenues of the stations, and affecting Fisher Broadcasting's ability to acquire additional, or retain ownership of existing, broadcast stations, or finance such acquisitions. Such matters include, for example, (i) changes to the license renewal process; (ii) imposition of spectrum use or other governmentally imposed fees upon a licensee;
(iii) proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; (iv) proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; (v) proposals to change rules or policies relating to political broadcasting; (vi) technical and frequency allocation matters, including those relative to the implementation of DTV; (vii) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (viii) changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; (ix) changes to broadcast technical requirements; and (x) proposals to limit the tax deductibility of advertising expenses by advertisers. Fisher Broadcasting cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its television broadcasting business.

     The foregoing is a summary of the material provisions of the Communications Act, the Telecommunications Act, and other Congressional acts or related FCC regulations and policies applicable to Fisher Broadcasting. Reference is made to the Communications Act, the Telecommunications Act, and other Congressional acts, such regulations, and the public notices promulgated by the FCC, on which the foregoing summary is based, for further information. There are additional FCC regulations and policies, and regulations and policies of other federal agencies, that govern political broadcasts, public affairs programming, equal employment opportunities and other areas affecting Fisher Broadcasting's broadcasting business and operations.

SATELLITE, INTERNET, AND EMERGING MEDIA OPERATIONS

INTRODUCTION

     FishComm is a regional satellite teleport operator, Internet service provider, and emerging media development company. FishComm was created to expand on Fisher Broadcasting's capacity to develop revenue from existing resources, such as satellite communication receive and transmit facilities, and to investigate the potential for revenue streams from new technologies, such as the Internet. Since its inception, FishComm has operated satellite communication teleports in Portland and Seattle, primarily supplying news and sporting event video originating from these two markets for distant multi- and single-market consumption. The Portland teleport consists of two C-band transmit and receive satellite dishes while the Seattle teleport consists of four such dishes. The teleports are connected to each other by microwave. KU-band satellite transmissions are handled by a mobile truck. The list of FishComm's current clients include ABC, NBC, AT&T, CNN, ESPN, Fox, the National Basketball Association and Microsoft Corporation for occasional use video purposes, and Primetime 24 and Canadian Communications Corporation for continuous use purposes. FishComm also operates a fiber optic terminal, with connectivity to the VYVX fiber optic national network, for the point-to-point transmission of audio and video signals. Fisher Broadcasting believes that the combination of fiber optic and satellite communication capabilities provides FishComm with a competitive advantage in the efficient transmission of point-to-point and point-to-multi-point video and audio from the Pacific Northwest.

     FishComm also has developed a presence on the Internet World Wide Web for the Company and its subsidiaries, providing e-mail and Internet connectivity as well as home page design, execution and implementation. FishComm Internet servers provide the bandwidth for possible intercompany intranet applications, with excess bandwidth available for sale to host potential outside users. Current revenues attributable to FishComm's operations are not material to the Company's results of operations. As the Internet grows, potential applications also are expected to grow.

COMPANY PERFORMANCE

     From its inception, FishComm has focused on profitably marketing the excess capacity of Fisher Broadcasting's existing resources. The capacity of Fisher Broadcasting's existing satellite transmission equipment, for instance, has been increased from 1% use for revenue generation to 14% use in just two years. KU-band satellite transmissions are often handled by production companies that utilize mobile trucks for one-time-only events. FishComm will compete for this business through the use of its mobile truck. Currently FishComm's revenues and earnings are event driven. News and sporting events occurring in the Northwest that are of interest outside the region create a demand for uplink services that FishComm provides. When such events occur, FishComm's revenues and earnings increase. However, in those periods when such events do not occur, FishComm's revenues and earnings decline.

     FishComm's Internet and emerging media operations continue to provide a platform for experimentation and learning associated with new media development.

                 FLOUR MILLING AND FOOD DISTRIBUTION OPERATIONS

                                  INTRODUCTION

     The Company's flour milling and food distribution operations are conducted through Fisher Mills Inc. ("FMI"), a wholly owned subsidiary of the Company.
FMI is a manufacturer of wheat flour and a distributor of bakery products.
Wheat flour is produced at FMI's milling sites in Seattle, Washington; Portland, Oregon and Modesto, California. A mill in Blackfoot, Idaho, which is owned and operated jointly by FMI and another party (see "Flour Milling and Food Distribution Operations - Marketing"), commenced operations in April 1997.

     FMI produces approximately 2,500,000 pounds of flour daily. Fluctuations in wheat prices can result in fluctuations in FMI's revenues and profits. FMI seeks to hedge flour sales through the purchase of wheat futures or cash wheat. FMI does not speculate in the wheat market. Wheat is purchased from grain merchandisers in

Washington, Idaho, Montana and California, and is delivered directly to the mills by rail or truck. During 1997, FMI operated its mills on more than 329 days.

     Bakery products purchased from other food manufacturers are warehoused and distributed, along with FMI-manufactured flour, from FMI's three warehouses in Seattle, Washington; Portland, Oregon and Rancho Cucamonga, California. FMI's distribution division markets its products primarily in the retail bakery and food manufacturing industries. FMI makes deliveries using company owned and leased vehicles with primarily company drivers.

     The combination of relatively limited new construction and increased demand due to population increase and per capita flour consumption has equalized supply and demand. U.S. flour mills are currently operating at approximately 91% of rated capacity based upon a six day, 24 hour per day work week. Although the current market environment is expected to create opportunity for improved profit margins, the considerable expense and time required to bring new milling capacity on line serves as a barrier to entry into the market.

     As of December 31, 1997, FMI had 205 full-time employees.

                               BUSINESS PRODUCTS

     FMI's mills produce wheat flour for sale to a wide variety of end-users. FMI primarily serves specialty niche markets with bag product for smaller manufacturers, institutional markets such as restaurants and hotels, retail and in-store bakeries. Bulk flour shipped in rail cars and tanker trucks is delivered to large wholesale bakeries and mix manufacturers.

     FMI produces approximately 40 grades of flour, ranging from high-gluten spring wheat flour to low-protein cake and cookie flour. FMI believes that it differentiates itself from competitors by producing high quality specialty flours for specific applications. FMI also produces millfeed for sale to the animal feed industry. Millfeed is incorporated into feed rations for dairy cattle and other livestock.

     FMI's food distribution division purchases and markets approximately 2,000 bakery related items, including grain commodities (such as corn, oats, rye and barley products), mixes, sugars and shortenings, paper goods, and other items. Where appropriate, FMI takes advantage of bulk buying discounts and exclusive supplier agreements to purchase bakery products at favorable market prices. FMI intends to evaluate and, as appropriate, engage in new mill construction and acquisition of food distribution operations. The building and associated support structure at FMI's new Blackfoot, Idaho mill (see "Flour Milling and Food Distribution Operations - Marketing" below) has been designed to double the company's current compact milling capacity. The food distribution division continues to evaluate expansion opportunities through acquisitions in its current marketing area.

                                  COMPETITION

     The U.S. milling industry is currently composed of 197 flour mills, down from 252 in 1981, with a median mill size of approximately 7,500 cwts per day capacity. During the same period, the number of milling companies has decreased from 166 to 91. The largest five manufacturers account for approximately 74% of total U.S. production. FMI, at 25,000 cwts of daily capacity, ranks 13th in the U.S.

                                   MARKETING

     FMI's milling division markets its products principally in the states of Washington, Oregon and California. The majority of FMI's flour sales are made under contractual agreements with large wholesale bakeries, mix manufacturers, blending facilities, food service distributors, and finished food manufacturers. No flour customer accounts for more than fifteen percent of FMI's total revenues.

     FMI's food distribution division, including its wholly-owned subsidiary, Sam Wylde Flour Co., Inc., markets its products primarily within a 100-mile radius of FMI's warehouses. FMI's customer base consists primarily of retail and wholesale bakeries, in-store bakeries, retail and wholesale donut shops, retail and wholesale bagel shops and small food manufacturers.

     FMI's milling division strives to differentiate itself from its competition with a strong service and technical department, an emphasis on branded products, new product development, and growth through the development of compact milling units. FMI targets its marketing in food groups that are in emerging or growth product life cycles. These food groups are characterized by growth rates higher than average, fragmented market share and a need for technological assistance in product formulation. FMI evaluates market conditions related to each of its products and will exit certain product categories where market consolidation, over capacity and lack of growth lead to lower flour margins.

     FMI markets its flour through the use of branded products such as Mondako and Power and product category branded ingredients under the name Sol Brillante. This marketing strategy builds brand identity and differentiates a group of products from other products in the market. Trademarks are also registered in selected international markets in which FMI is engaged in business. In the past three years, FMI has sold products in Russia, Mexico, Japan and Canada. FMI's international sales are not, in the aggregate, material to FMI's financial condition or results of operation. See Note 10 to the Consolidated Financial Statements regarding the amount of international sales.

     In 1991, FMI became the first milling company in the country to install a new milling concept called KSU shortflow. The "shortflow" or "compact" process reduces the amount of building and equipment required to mill flour. The electronically controlled modular units can be installed at approximately 60 percent of the cost of a conventional mill and in one-third of the construction time. While compact units do not replace the need for conventional milling capacity, they do provide flexible milling capacity for niche milling segments. Since 1991, FMI has installed five additional compact units, including two units installed in Blackfoot, Idaho during 1997. To FMI's knowledge, there are only 20 compact milling units in operation in the world. FMI operates six compact milling units, and to its knowledge no other milling company operates more than one. FMI thus believes that it is the world leader in compact flour production.

     FMI and Koch Agriculture, Inc. of Wichita, Kansas ("Koch") are each 50% interest owners in the limited liability company which owns and operates the Blackfoot mill (the "Koch Fisher Mills L.L.C."). In addition to the two compact milling units that began operating in Blackfoot during 1997, construction of a conventional flour mill, with capacity to produce more than 1,000,000 pounds of flour each day, commenced in November 1997. FMI anticipates its investment in the conventional mill project will not exceed $10 million. FMI's investment will be funded through existing lines of credit and is expected to be repaid from cash flow from the projects. In addition to the direct investment by FMI, the Company may guarantee FMI's proportionate share (50%) of up to $10 million of industrial revenue bonds which will provide a portion of the projects' funding.

                     RISKS ASSOCIATED WITH FOOD PRODUCTION

     The food manufacturing and distribution industry is subject to varying degrees of risk. Food production is a heavily regulated industry, and federal laws or regulations promulgated by the Food and Drug Administration, or agencies having jurisdiction at the state level, could adversely affect FMI's revenues and results of operations. Certain risks are associated with the production and sale of food products. Food producers can be liable for damages if contaminated food causes injury to consumers. Although flour is not a highly perishable product, FMI is subject to some risk as a result of its need for timely and efficient transportation of its flour. Costs associated with compliance with environmental laws can adversely affect profitability, although FMI's historical and currently anticipated costs of compliance have not had, and are not expected to have in the foresseable future, a material effect on the capital expenditures, earnings or competitive position of FMI.

     The amount of wheat available for milling, and consequently the price of wheat, is affected by weather and growing conditions. There is competition for certain staff, including competition for sales staff in the food distribution portion of FMI's business. Loss of key sales staff can, and in some instances has, significantly and adversely affected certain food distribution operations. Production of food products also depends on transportation and can be adversely affected if a key carrier serving a facility (e.g., a railroad) experiences operational difficulties.

                               REVENUES BY CLASS

     FMI's revenue by product class for 1997 is summarized as follows (in thousands):

          FLOUR                              $ 73,381
          Millfeed                             10,089
          Food distribution and other          40,471
                                             --------
                                             $123,941

                             REAL ESTATE OPERATIONS

                                  INTRODUCTION

     The company's real estate operations are conducted through Fisher Properties Inc. ("FPI") a wholly owned subsidiary of the company. FPI is a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the Seattle, Washington metropolitan area. FPI had 29 employees as of December 31, 1997.

     As of December 31, 1997, FPI's portfolio of real estate assets included 24 commercial and industrial buildings containing over 1.1 million square feet of leaseable space with approximately 160 tenants and a 201 slip marina. FPI also owns approximately 320 acres of unimproved land. A partnership in which FPI has a 50% interest has an option to acquire this land and an adjacent 160 acres for future residential development.

     FPI estimates that the total fair market value of FPI's real estate holdings was approximately $125 million as of December 31, 1997, excluding any related liabilities and potential liquidation costs. Although the foregoing fair market value estimate is based on information and assumptions considered to be adequate and reasonable by FPI, such estimate requires significant subjective judgments to be made by FPI. Such estimate is not based on technical appraisals and will change from time to time, and could change materially, as economic and market factors change, and as management evaluates those and other factors.

     FPI's owned real estate is managed, leased, and operated by FPI. More than half of FPI's employees are engaged in activities related to service of FPI's existing buildings and their tenants. FPI does not manage properties for third-party owners, nor does it anticipate doing so in the future.

                                    BUSINESS

     FPI focuses on reducing debt, enhancing the revenue stream of FPI's existing properties, and acquiring or developing selected strategic properties. The cash flow from real estate operations is used entirely to pay real estate debt, maintain properties and otherwise finance real estate operations. As stated in Note 10 to the Consolidated Financial Statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit, including negative income in 1995 and 1997. FPI also would have incurred a loss in 1996, except for gain from the sale of real property. The majority of FPI's existing operating properties were developed by FPI. FPI anticipates that most future acquisition and development activities will be located near existing facilities to promote business efficiencies. FPI believes that developing, owning, and managing a diverse portfolio of properties in a relatively small geographic area, minimizes ownership risk.

                     DEVELOPMENT AND ACQUISITION ACTIVITIES

     FPI plans to increase its ownership of industrial and office properties in the Seattle area. FPI is significantly involved in planning and development of new studio space and corporate offices for Fisher Broadcasting on a block of land owned partially by Fisher Broadcasting and partially by FPI at Fourth Avenue and

Denny Street in Seattle (see "Broadcasting Operations - KOMO TV"). FPI has Board of Directors approval to undertake pre-development activities for additional development of the KOMO Block at estimated cost of $2,000,000.

     From time to time, FPI may consider selling a property when it reaches a certain maturity, no longer fits FPI's investment goals, or is under threat of condemnation. FPI has no current plans to sell any of its properties.

                              OPERATING PROPERTIES

     FPI's portfolio of operating properties are classified into three business categories: (i) marina properties; (ii) office; and (iii) warehouse and industrial. Note 4 to the Consolidated Financial Statements sets forth the minimum future rentals from leases in effect as of December 31, 1997 with respect to FPI's properties. The following table includes FPI's significant properties:

                                                                                       APPROX.
                         OWNERSHIP     FPI'S         YEAR            LAND AREA        RENTABLE     % LEASED
NAME AND LOCATION        INTEREST    INTERREST     DEVELOPED          (ACRES)          SPACE       12/31/97
-----------------        ---------   ---------     ---------         ---------        --------     --------
MARINA
Marina Mart Moorings       Fee &       100%          1939         5.01 Fee & 2.78     201 Slips       98%
Seattle, WA               Leased                      to               Leased
                                                     1987

OFFICE
West Lake Union Center       Fee       100%          1994              1.24           185,000 SF     100%
Seattle, WA                                                                         487 car garage

I-90 Building                Fee       100%      Renovated 1990         .34            28,265 SF      93%
Seattle, WA                                                                          22 car garage

Fisher Business Center       Fee       100%          1986              9.75           195,000 SF      98%
Lynnwood, WA                                                                        Parking for 733
                                                                                         cars

Marina Mart                  Fee       100%      Renovated 1993         *              18,950 SF     100%
Seattle, WA

Latitude 47 Restaurant       Fee       100%      Renovated 1987         *              15,470 SF     100%
Seattle, WA

1530 Building                Fee       100%      Renovated 1985         *              10,160 SF      88%
Seattle, WA

INDUSTRIAL
Fisher Industrial Park       Fee       100%        1982 and           22.08           398,600 SF     100%
Kent, WA                                             1992

Fisher Commerce Center       Fee       100%           NA              10.21           171,400 SF      98%
Kent, WA

Fisher Industrial Cente      Fee       100%      Redeveloped 1980      3.3             80,475 SF     100%
Seattle, WA

Pacific North Equipment      Fee       100%           NA               5.5             38,000 SF     100%
Kent, WA

1741 Building                Fee       100%      Renovated 1989         .41             5,212 SF     100%
Seattle, WA

*  Undivided land portion of Marina.


     In addition to the above listed properties, FPI owns a 2.6 acre parking lot that serves Fisher Mills Inc. in Seattle, a one acre parking lot in Seattle that has served Fisher Broadcasting and is part of the redevelopment of the KOMO Block discussed above, 320 acres of unimproved land, held for future development, and a small residential property in Seattle. FPI does not currently intend to acquire other parking or residential properties.

     West Lake Union Center, Fisher Business Center, Fisher Industrial Center, Fisher Industrial Park, and Fisher Commerce Center are encumbered by liens securing non-recourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service, and in no case does such debt exceed 75% of the estimated value of the financed property. Total FPI debt is approximately 50% of the estimated value of the total owned real estate. It is FPI's objective to reduce this ratio over time with excess cash flow not needed for capital investments. FPI believes that it currently has sufficient credit and cash flow to meet its investment objectives.

                       RISKS ASSOCIATED WITH REAL ESTATE

     The development, ownership and operation of real property is subject to varying degrees of risk. FPI's revenue, operating income and the value of its properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including the perceptions of prospective tenants of attractiveness of the properties and the availability of space in other competing properties; FPI's ability to provide adequate management, maintenance and insurance; the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and increased operating costs. Several of FPI's properties are leased to, and occupied by, single tenants which occupy substantial portions of such properties. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing.

     FPI carries comprehensive liability, fire, extended coverage and rent loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses that may be either uninsurable or not economically insurable. If an uninsured loss occurs with respect to a property, FPI could lose both its invested capital in and anticipated profits from such property.

                        INVESTMENT IN SAFECO CORPORATION

     A substantial portion of the Company's assets is represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation ("SAFECO"). The Company has been a stockholder of SAFECO since 1923. At December 31, 1997, the Company's investment constituted 2.1% of the outstanding common stock of SAFECO. The market value of the Company's investment in SAFECO common stock as of December 31, 1997 was approximately $146,366,000, representing 33% of the Company's total assets as of that date. Dividends received with respect to the Company's SAFECO common stock constituted 13.3% of the Company's net income for 1997. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO's periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. The Company has no present intention of disposing of its SAFECO common stock or its other marketable securities, although such securities are classified as investments available for sale under applicable accounting standards (see "Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities"). Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. SAFECO's common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission (the "Commission"). SAFECO common stock trades on The NASDAQ Stock Market under the symbol "SAFC".

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Fisher Broadcasting's television stations operate from offices and studios owned by Fisher Broadcasting and located in Seattle, Washington and Portland, Oregon. Television transmitting facilities and towers are also owned by Fisher Broadcasting. Radio studios are generally located in leased space. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KWJJ-FM and the stations operated by Sunbrook, where such facilities are situated on leased land.

     The Seattle flour mill and food distribution facility operate from FMI-owned facilities in Seattle, Washington. The compact flour mill and food distribution facilities located in Portland, Oregon, are owned by FMI.

In California, FMI's food distribution activities and compact flour mill operate from leased facilities in Rancho Cucamonga and Modesto, respectively.

     Property operated by the Company's real estate subsidiary, FPI, is described under "Real Estate Operations - Operating Properties." Real estate projects that are subject to non-recourse mortgage loans are West Lake Union Center, Fisher Business Center, Fisher Industrial Center, Fisher Industrial Park, and Fisher Commerce Center.

     The Company believes that the properties owned or leased by its operating subsidiaries are generally in good condition and well maintained, and are adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company's opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of securities holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bid and ask prices for the Company's Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board. As of December 31, 1997, there were five Pink Sheet Market Makers and eight Bulletin Board Market Makers. The range of high and low bid prices for the Company's Common Stock for each quarter during the two most recent fiscal years is as follows (adjusted to reflect the two-for-one stock split that was effective March 6, 1998):

                    QUARTERLY COMMON STOCK PRICE RANGES (1)

                                 1997                     1996
                          ------------------       ------------------
           QUARTER         HIGH         LOW         HIGH         LOW
           -------        ------      ------       ------      ------
           1ST            $60.50      $48.82       $40.00      $36.75
           2ND             64.00       56.25        43.00       40.00
           3RD             65.50       60.50        50.00       42.63
           4TH             61.50       59.50        50.00       48.50

---------------
(1) This table reflects the range of high and low bid prices for the Company's Common Stock during the indicated periods, as published in the NQB Non-NASDAQ Price Report by the National Quotation Bureau. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

     The approximate number of record holders of the Company's Common stock as of December 31, 1997 was 482.

     In December 1997 the Board of Directors authorized a two-for-one stock split effective March 6, 1998 for shareholders of record on February 20, 1998. In connection with the stock split, the par value of the Company's Common Stock was adjusted from $2.50 per share to $1.25 per share. All share and per share amounts reported in this Form 10-K have been adjusted to reflect the split.

     The Company paid cash dividends on its Common Stock of $.86 and $.98 per share (adjusted to reflect the two-for-one stock split described above), respectively, for the fiscal years 1996 and 1997. Commencing in 1998, dividends will be declared on a quarterly basis, as opposed to the Company's past practice of declaring an annual dividend payable on quarterly payment dates.
Accordingly, the Company declared, on December 3, 1997, a dividend of $.25 per share, payable on March 6, 1998 to shareholders of record on February 20, 1998. Annual cash dividends have been paid on the Company's Common Stock every year since the Company's reorganization in 1971. The Company currently expects that comparable cash dividends will continue to be paid in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following financial data of the Company are derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related footnotes contained elsewhere in this Registration Statement.

SELECTED FINANCIAL DATA

                                                   YEAR ENDED DECEMBER 31,
                                        1997      1996      1995      1994       1993
                                      --------  --------  --------  ---------  --------
                                      (All amounts in thousands except per share data)
Sales and other revenue
 Broadcasting........................ $120,792  $111,967  $101,192  $ 87,112   $ 73,291
 Milling.............................  123,941   135,697   112,360    93,277     94,490
 Real estate.........................   11,446    13,556    10,941     8,659      6,462
 Corporate and other, primarily
  dividends and interest income (1)..    3,855     4,000     4,087     3,460      3,232
                                      --------  --------  --------  --------   --------
                                      $260,034  $265,220  $228,580  $192,508   $177,475
                                      ========  ========  ========  ========   ========
Operating income
 Broadcasting........................ $ 36,754  $ 34,025  $ 31,518  $ 26,066   $ 15,947
 Milling.............................    2,431     3,410     2,907     1,078        737
 Real estate.........................    3,231     5,749     3,267     2,199      1,476
 Corporate and other.................      863     1,948     2,152     2,236      1,852
                                      --------  --------  --------  --------   --------
                                      $ 43,279  $ 45,132  $ 39,844  $ 31,579   $ 20,012
                                      ========  ========  ========  ========   ========
Income before effect of a change
 in accounting method................ $ 24,729  $ 26,086  $ 22,683  $ 18,152   $ 12,343
Cumulative effect of a change in
 method of accounting for
 postretirement benefits (2).........                                 (1,305)
                                      --------  --------  --------  --------   --------
Net income........................... $ 24,729  $ 26,086  $ 22,683  $ 16,847   $ 12,343
                                      ========  ========  ========  ========   ========
Per common share data (3)
 Income before effect of a
  change in accounting method........ $   2.90  $   3.06  $   2.66  $   2.13   $   1.45
 Cumulative effect of a change in
  method of accounting for
  postretirement benefits (2)........                                  (0.15)
                                      --------  --------  --------  --------   --------
 Net income.......................... $   2.90  $   3.06  $   2.66  $   1.98   $   1.45
                                      ========  ========  ========  ========   ========
 Income per common share
  assuming dilution: (3)
   Income before effect of a
    change in accounting method...... $   2.88  $   3.05  $   2.66  $   2.13   $   1.45
   Cumulative effect of a change
    in method of accounting for
    postretirement benefits (2)......                                  (0.15)
                                      --------  --------  --------  --------   --------
  Net income assuming dilution....... $   2.88  $   3.05  $   2.66  $   1.98   $   1.45
                                      ========  ========  ========  ========   ========
 Cash dividends declared (4)          $   0.25  $   1.84  $   0.76  $   0.67   $   0.63
                                      ========  ========  ========  ========   ========

                                              DECEMBER 31,
                              1997      1996      1995      1994      1993
                            --------  --------  --------  --------  --------
Working capital............ $ 36,336  $ 42,271  $ 49,744  $ 47,227  $ 48,989
Total assets (5)...........  438,753   394,149   353,035   308,072   211,000
Total debt.................   73,978    74,971    71,869    75,859    67,563
Stockholders' equity (5)...  266,851   232,129   203,681   170,751   107,996

(1) Included in this amount are dividends received from the Company's investment in SAFECO Corporation common stock amounting to $3,663 in 1997; $3,333 in 1996; $3,062 in 1995; $2,822 in 1994 and $2,582 in 1993.

(2) In 1994, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which requires that the cost of health care and life insurance benefits provided to certain retired employees be accrued during the years that employees render service. Health care and life insurance benefits are provided to all non-broadcasting employees. The Company elected to immediately recognize the accumulated benefit obligation, measured as of December 31, 1993. Accordingly, the $2,012 cumulative effect of this change in accounting method on years prior to 1994 ($1,305 after income tax effects) is deducted from the results of operations for 1994.

(3) Per-share amounts have been adjusted for a two-for-one stock split that was effective March 6, 1998 and a four-for-one stock split that was effective May 15, 1995.

(4) 1997 amount was declared for payment in first quarter 1998. 1996 includes $.98 per share declared for payment in 1997. 1993 through 1995 amounts were declared and paid.

(5) In the first quarter of 1994, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
     115), which requires investments in equity securities, be designated as either trading or available-for-sale. While the Company has no present intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and, beginning in 1994, those investments are reported at fair market value. Accordingly, total assets include unrealized gain on marketable securities as follows:
     December 31, 1997 - $148,506; December 31, 1996 - $120,468; December 31,
     1995 - $105,401; December 31, 1994 - $79,531.  Stockholders' equity includes unrealized gain on marketable securities, net of deferred income tax, as follows: December 31, 1997 - $96,529; December 31, 1996 - $78,304;
     December 31, 1995 - $68,510; December 31, 1994 - $51,695.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the period 1995 through 1997.

     During this three year period, the Company's broadcasting subsidiary acquired nineteen small-market radio stations in Montana and eastern Washington and two radio stations in Portland, Oregon. In 1995 the Company's milling subsidiary expanded its food distribution activities in Southern California by assuming the operations of a significant bakery distribution company, which was merged with the milling subsidiary's existing food distribution operations and relocated in Rancho Cucamonga, near Los Angeles.

     In July 1996 the milling subsidiary became a 50% member of a Limited Liability Company formed to construct and operate a compact flour mill in Blackfoot, Idaho. During 1997 an additional compact milling unit was installed at the Blackfoot site, and construction of a conventional flour mill commenced.

     Further, in 1996 the Company's real estate subsidiary sold, under threat of condemnation, certain unimproved property in Seattle, Washington and, in 1997, reinvested the proceeds of the sale in income producing property adjacent to an existing industrial park.

     Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

     The Company plans to continue to implement strategic actions to further improve its competitiveness. These actions include a continuing focus on revenue and net income growth to enhance long-term shareholder value, while at the same time maintaining a strong financial position.

CONSOLIDATED RESULTS OF OPERATIONS

SALES AND OTHER REVENUE
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                   $260,034,000    -2.0%   $265,220,000    16.0%    $228,580,000

     Sales and other revenue increased 7.9% for broadcasting operations in 1997, while milling and real estate operations experienced declines of 8.7% and 15.6%, respectively.

     In 1996 sales and other revenue increased 10.6%, 20.8%, and 23.9% for broadcasting, milling, and real estate operations, respectively.

     Revenue of the corporate segment declined in 1996 and 1997 as increases in dividends from marketable securities were more than offset by reduced interest income as short-term cash investments were liquidated to partially fund acquisition of the Portland radio properties.

COST OF PRODUCTS AND SERVICES SOLD
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                   $162,715,000    -4.3%   $170,016,000    17.4%    $144,878,000
Percentage of
  revenue              62.6%                   64.1%                     63.4%

     Lower costs to produce flour offset by increased costs to acquire and produce broadcast programming caused a decrease in cost of products and services sold in 1997. Improved margins at broadcasting and milling operations contributed to a reduction in cost of products and services sold as a percentage of revenue.

     Higher costs to acquire and produce broadcast programming and historically high wheat prices caused the significant increase in the cost of products and services sold in 1996. The increase in cost of products and services sold as a percentage of revenue was due to lower margins at recently acquired radio stations that operate in smaller markets and have a lower return than larger market radio stations.

SELLING EXPENSES
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $18,228,000     7.6 %    $16,941,000   22.1%     $13,870,000
Percentage of
  revenue              7.0%                    6.4%                     6.1%

     Selling expenses have increased each year as a result of increased commissions and related expenses resulting from increased broadcasting revenue, increased volume of flour sold, and additional selling expenses incurred at recently acquired radio stations.

GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $35,812,000     8.1%    $33,131,000    10.5%     $29,988,000
Percentage of
  revenue              13.8%                   12.5%                    13.1%

     The increase in general and administrative expenses incurred in 1997 relates primarily to general and administrative expenses at recently acquired radio stations, as well as increased personnel and other administrative expense at each segment. The fluctuations in general and administrative expenses expressed as a percentage of revenue are due to the fact that such expenses are relatively fixed, and do not vary directly with revenue.

     General and administrative expenses at recently acquired radio stations, plus the expanded Los Angeles Food Distribution Center that operated for all of 1996 compared to seven months in 1995, caused the increase in 1996.

INTEREST EXPENSE
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $5,467,000     -3.6%    $5,671,000      7.4%     $5,280,000

     Interest expense declined in 1997 compared with 1996 due to lower average borrowing outstanding during 1997. The average interest rate was 7.0% in 1997 and 1996.

     The increase in 1996 interest expense compared with 1995 was due to higher average debt balances outstanding during 1996, including borrowing to partially fund acquisition of the Portland radio properties. Additionally, the average interest rate during 1996 and 1995 was 7.0% and 7.2%, respectively, which further impacted the effect of the increase in average debt outstanding on interest expense.

PROVISION FOR FEDERAL AND STATE INCOME TAXES
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $13,083,000    -2.2%    $13,375,000    12.6%     $11,881,000
Effective tax rate     34.6%                   33.9%                    34.4%

     The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for all years primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. The lower effective tax rate in 1996 compared to 1997 and 1995 is due primarily to lower state income taxes which included a refund of state tax paid in prior years.

BROADCASTING OPERATIONS

SALES AND OTHER REVENUE
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                   $120,792,000     7.9%   $111,967,000    10.6%    $101,192,000

     The increase in 1997 broadcasting revenue compared with 1996, is due in part to revenue earned at KWJJ-AM/FM in Portland, Oregon and six radio stations in eastern Washington and Montana acquired between May 1996 and January 1997. These stations contributed net revenue of approximately $8,500,000 during 1997, compared with $4,600,000 in 1996. Revenue from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) increased $3,000,000 over 1996 due to a strong advertising market during 1997. Revenue from KOMO Television in Seattle increased approximately $3,000,000 in 1997 as a result of increased local and national advertising revenue, offset by lower revenue from political advertising in 1997 which was not a major political year.

     The increase in 1996 broadcasting revenue compared with 1995 was partially due to the revenue earned at KWJJ-AM/FM, and by the four radio stations in eastern Washington and Montana which were acquired during 1996 and contributed net revenue of approximately $4,600,000 during that year. Additionally, revenue at the two television stations increased by $4,000,000 primarily due to growth in local advertising sales and to additional political and advocacy advertising during the 1996 campaign year. The remaining increase in revenue is attributed to the full year of operations in 1996 of the twelve radio stations acquired in March 1995.

INCOME FROM OPERATIONS
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $36,754,000     8.0%    $34,025,000     8.0%     $31,518,000
Percentage of
  revenue              30.4%                   30.4%                    31.1%

     Operating income increased due to higher revenue at most broadcasting properties. Increased costs to acquire and produce broadcast programming were offset by cost control on operating expenses.

     Broadcasting operating expenses increased 11.8% in 1996, outpacing the growth in broadcasting revenue primarily due to the operation of recently acquired radio stations in eastern Washington and Montana. These small-market stations have a lower return on revenue than the Company's other stations which operate in larger markets.

MILLING OPERATIONS

SALES AND OTHER REVENUE
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                   $123,941,000    -8.7%   $135,697,000    20.8%    $112,360,000

     Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1997 wheat prices were lower than the historically high levels experienced in 1996, with the result that average flour prices in 1997 were 13% lower than in 1996. An increase in flour sales volume of 6.9% during 1997 was not sufficient to offset the effect of lower prices, and 1997 milling division revenue declined $4,916,000 or 5.9%. Food distribution division revenue decreased $6,761,000 or 12.9% in 1997. The decline is due to a combination of lower sales prices and lower sales volume, particularly in the Southern California market served by the Los Angeles Food Distribution Center where reorganization of sales territories, changes in sales personnel and strong competition during the latter part of the year negatively impacted volume.

     Revenue in 1996 increased primarily due to increased sales prices for flour resulting from historically high wheat prices during 1996 and from increased sales volume in both the milling and food distribution divisions. Flour sales volume increased 6.2% in 1996. Revenue from the food distribution division increased $7,908,000 due largely to a full year of operations of the expanded Los Angeles Food Distribution Center in 1996 compared to seven months activity in 1995.

INCOME FROM OPERATIONS
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                    $2,431,000    -28.7%    $3,410,000     17.3%     $2,907,000
Percentage of
  revenue              2.0%                    2.5%                     2.6%

     Income from operations is determined by deducting operating expenses from gross margin on sales. The gross margin percentage increased at both the milling and food distribution divisions in 1997. However, lower wheat prices and lower food distribution volume, particularly at Los Angeles, offset the improvements in gross margin percentage through a reduction in revenue. Operating expenses remained consistent during 1997 and 1996.

     The consistency of operating income as a percentage of milling revenue in 1996 as compared with 1995 was due to similar gross margin percentages in both years and the milling operation's ability to leverage its operating expenses during a period of increased sales volumes.

REAL ESTATE OPERATIONS

SALES AND OTHER REVENUE
--------------------------------------------------------------------------------
                       1997      % Change      1996      % Change       1995
                   $11,446,000    -15.6%   $13,556,000     23.9%    $10,941,000

     Comparability of sales and other revenue between periods is affected by a gain on sale of real estate amounting to $2,300,000 that occurred in April 1996. If the 1996 amount is adjusted to exclude that transaction, 1997 revenue increased 1.7% over 1996, and 1996 increased 2.9% over 1995. Average occupancy levels for 1997, 1996 and 1995 were 94.0%, 95.1% and 93.7%, respectively. The decline in average occupancy for 1997 was largely attributable to a vacancy during part of the year resulting from bankruptcy of a tenant.

INCOME FROM OPERATIONS
------------------------------------------------------------------------------
                           1997     % Change     1996     % Change     1995
                        $3,231,000   -43.8%   $5,749,000    76.0%   $3,267,000
Percentage of revenue      28.2%                 42.4%                 29.9%

     Comparability of income from operations between the periods is similarly affected by the 1996 real estate gain. When the gain is excluded, operating income as a percentage of revenue is 30.6% in 1996. Fluctuations in vacancy rates during the periods, plus higher personnel costs and other expenses in 1997, contributed to the change in operating income as a percentage of sales and other revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had working capital of $36,336,000 and cash and short-term cash investments totaling $6,337,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a commitment letter from a bank for a five-year unsecured revolving line of credit in a maximum amount of $100,000,000 to finance construction of the KOMO Block Project. The revolving line of credit will be governed by a credit agreement, the terms of which have not yet been negotiated.

     For the year ended December 31, 1997 net cash provided by operating activities was $36,040,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during 1997 was $25,403,000. The principle uses of cash in investing activities were $3,949,000 for acquisition of the assets of three small-market radio stations in Montana and eastern Washington, $3,755,000 invested in the 50% owned Koch Fisher Mills L.L.C., and $17,699,000 to purchase property, plant and equipment used in operations. Net cash used in financing activities was $9,416,000. Cash provided for financing activities was obtained through net borrowings of $9,004,000 under lines of credit and notes from shareholders and directors. Proceeds from these net borrowings were used to finance acquisition of assets of the radio stations, investment in the L.L.C. referred to above, and purchase of property, plant and equipment to the extent such purchases exceeded net cash provided by operating activities. In addition, during 1997 the Company repaid $10,117,000 due on borrowing agreements and mortgage loans, and received proceeds of $44,000 from the exercise of stock options. Cash paid for dividends to stockholders totaled $8,467,000 or $.98 per share (adjusted for the two-for-one stock split that was effective March 6, 1998).

YEAR 2000

     The Company is actively assessing the impact of the upcoming change in the century on its computer software and hardware, and on the Company's products, services and competitive conditions. Certain software applications have been identified for replacement prior to the year 2000. Based on its analysis to date, the Company believes that the impact of year 2000 issues will not be material to the Company's business, operations or financial condition, and that the cost of remediating such matters will not be material. However, the impact of the failure of computer systems of customers, vendors and others with whom the Company does business is uncertain and has not been assessed by the Company.

FORWARD LOOKING STATEMENTS

     The discussion above under "Year 2000" includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the Company's customers, vendors and others with whom it does business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related documents listed in the index set forth in Item 14 in this report are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Information With Respect to Nominees and Directors Whose Terms Continue", "Security Ownership of Certain Beneficial Owners and Management", and "Compliance With Section 16(a) Filing Requirements" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 30, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation" and "Information With Respect to Nominees and Directors Whose Terms Continue" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 30, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 30, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Transactions With Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 30, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Reports of Management and Independent Accountants.

     (2) Consolidated Statement of Income for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

     (3)  Consolidated Statements of Stockholders' Equity.

     (4)  Consolidated Balance Sheets at December 31, 1997 and December 31,
          1996.

     (5) Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

     (6) Consolidated Statements of Comprehensive Income for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

     (7)  Notes to Consolidated Financial Statements.

     (8)  Financial Statement Schedule:

          8.1  Report of Independent Accountants

          8.2 Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

(b)  Exhibits: See "Exhibit Index."

(c)  Forms 8-K filed during fiscal year 1997: None

REPORT OF MANAGEMENT

     Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

     The independent accountants audit the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

     The Board of Directors of the Company has an Audit Committee composed of five non-management Directors. The Committee meets periodically with management and the independent accountants to review accounting, control, auditing and financial reporting matters.

/s/ William W. Krippaehne, Jr.

William W. Krippaehne, Jr.
President and Chief Executive Officer

/s/ David D. Hillard

David D. Hillard
Senior Vice President and Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Fisher Companies Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Companies Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP


Price Waterhouse LLP
Seattle, Washington

March 6, 1998

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     YEAR ENDED DECEMBER 31                          1997      1996      1995
-----------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Sales and other revenue:
   Broadcasting                                                    $120,792  $111,967  $101,192
   Milling                                                          123,941   135,697   112,360
   Real estate                                                       11,446    13,556    10,941
   Corporate and other, primarily dividends and interest income       3,855     4,000     4,087
-----------------------------------------------------------------------------------------------
                                                                    260,034   265,220   228,580
-----------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of products and services sold                               162,715   170,016   144,878
   Selling expenses                                                  18,228    16,941    13,870
   General, administrative and other expenses                        35,812    33,131    29,988
-----------------------------------------------------------------------------------------------
                                                                    216,755   220,088   188,736
-----------------------------------------------------------------------------------------------
Income from operations                                               43,279    45,132    39,844
Interest expense                                                      5,467     5,671     5,280
-----------------------------------------------------------------------------------------------
Income before provision for income taxes                             37,812    39,461    34,564
Provision for federal and state income taxes                         13,083    13,375    11,881
-----------------------------------------------------------------------------------------------

Net income                                                         $ 24,729  $ 26,086  $ 22,683
-----------------------------------------------------------------------------------------------

Net income per share                                                  $2.90     $3.06     $2.66

Net income per share assuming dilution                                $2.88     $3.05     $2.66

Weighted average number of shares outstanding                         8,534     8,530     8,530

Weighted average number of shares outstanding assuming dilution       8,577     8,552     8,530

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                    Capital in       Other
                                                                       Common Stock   Excess     Comprehensive  Retained    Total
                                                               Shares     Amount      of Par        Income      Earnings    Equity
----------------------------------------------------------------------------------------------------------------------------------
(In thousands except share amounts)
Balance, December 31, 1994                                     8,530,344  $10,663      $ 48         $51,695    $108,345   $170,751
Net income                                                                                                       22,683     22,683
Other comprehensive income  unrealized gain on
securities net of deferred income taxes                                                              16,815                 16,815
Dividends paid                                                                                                   (6,568)    (6,568)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                     8,530,344   10,663        48          68,510     124,460    203,681
Net income                                                                                                       26,086     26,086
Other comprehensive income  unrealized gain on
securities net of deferred income taxes                                                               9,794                  9,794
Dividends paid                                                                                                   (7,432)    (7,432)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                     8,530,344   10,663        48          78,304     143,114    232,129
Net income                                                                                                       24,729     24,729
Other comprehensive income  unrealized gain on
  securities net of deferred income taxes                                                            18,225                 18,225
Issuance of common stock under rights
  and options, and related tax benefit                             5,088        6       229                                    235
Dividends paid                                                                                                   (8,467)    (8,467)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                     8,535,432  $10,669      $277         $96,529    $159,376   $266,851
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          DECEMBER 31
                                                                         1997      1996
-----------------------------------------------------------------------------------------
(In thousands except share amounts)
ASSETS
Current Assets:
   Cash and short-term cash investments                                $  6,337  $  5,116
   Receivables                                                           44,623    44,609
   Inventories                                                           14,537    13,199
   Prepaid expenses                                                       6,922     7,859
   Television and radio broadcast rights                                  6,912     5,383
-----------------------------------------------------------------------------------------
      Total current assets                                               79,331    76,166
-----------------------------------------------------------------------------------------
Marketable Securities, at market value                                  149,616   121,545
-----------------------------------------------------------------------------------------
Other Assets:
   Cash value of life insurance and retirement deposits                  10,052     9,362
   Television and radio broadcast rights                                    170       317
   Intangible assets, net of amortization                                49,533    47,982
   Investments in equity investees                                        4,478       723
   Other                                                                  3,117     3,633
-----------------------------------------------------------------------------------------
                                                                         67,350    62,017
-----------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                      142,456   134,421
-----------------------------------------------------------------------------------------
                                                                       $438,753  $394,149
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                       $ 18,363  $  9,258
   Trade accounts payable                                                 8,117     8,674
   Accrued payroll and related benefits                                   5,274     4,536
   Television and radio broadcast rights payable                          6,846     5,036
   Income taxes payable                                                     617     1,147
   Other current liabilities                                              3,778     5,244
-----------------------------------------------------------------------------------------
      Total current liabilities                                          42,995    33,895
-----------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                55,615    65,713
-----------------------------------------------------------------------------------------
Other Liabilities:
   Accrued retirement benefits                                           12,059    11,924
   Deferred income taxes                                                 60,495    49,483
   Television and radio broadcast rights payable, long-term portion          24       296
   Deposits and retainage payable                                           681       676
-----------------------------------------------------------------------------------------
                                                                         73,259    62,379
-----------------------------------------------------------------------------------------
Minority Interests                                                           33        33
-----------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 11 and 12)
-----------------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $1.25 par value;
   issued 8,535,432 in 1997 and 8,530,344 in 1996                        10,669    10,663
   Capital in excess of par                                                 277        48
 Accumulated other comprehensive income - unrealized gain
 on marketable securities, net of deferred
 income taxes of $51,977 in 1997 and $42,164 in 1996                     96,529    78,304
   Retained earnings                                                    159,376   143,114
-----------------------------------------------------------------------------------------
                                                                        266,851   232,129
-----------------------------------------------------------------------------------------
                                                                       $438,753  $394,149
-----------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                                            1997              1996       1995
----------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
 Net income                                                              $ 24,729           $ 26,086   $ 22,683
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                           11,975             10,753      9,747
   Increase in noncurrent deferred income taxes                             1,199              1,505        910
   Issuance of stock pursuant to vested stock rights
   and related tax benefit                                                    191
   Gain on sale of real estate                                                                (2,300)
 Change in operating assets and liabilities:
  Receivables                                                                 (14)            (2,934)    (5,869)
  Inventories                                                              (1,338)            (1,406)    (2,518)
  Prepaid expenses                                                            937             (1,475)       (82)
  Cash value of life insurance and retirement deposits                       (690)              (481)      (335)
  Income taxes payable                                                       (530)              (907)       711
  Trade accounts payable, accrued payroll and related
   benefits and other current liabilities                                  (1,285)             4,120      4,175
  Other assets                                                                516               (558)      (564)
  Accrued retirement benefits                                                 135                428        128
  Deposits and retainage payable                                                5               (271)       (77)
 Amortization of television and radio broadcast rights                      9,396              8,575      8,119
 Payments for television and radio broadcast rights                        (9,240)            (8,243)    (8,067)
 Other, net                                                                    54                173        270
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  36,040             33,065     29,231
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of real estate                                                             2,860
 Investments in equity investees                                           (3,755)              (554)
 Purchase assets of radio stations                                         (3,949)           (36,684)    (6,740)
 Purchase of property, plant and equipment                                (17,699)            (8,730)   (10,784)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (25,403)           (43,108)   (17,524)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings under notes payable                                         9,004             (4,698)     1,662
 Borrowings under borrowing agreements and mortgage loans                     120             44,000
 Payments on borrowing agreements and mortgage loans                      (10,117)           (36,200)    (5,652)
 Proceeds from exercise of stock options                                       44
 Cash dividends paid                                                       (8,467)            (7,432)    (6,568)
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (9,416)            (4,330)   (10,558)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments             1,221            (14,373)     1,149
Cash and short-term cash investments, beginning of year                     5,116             19,489     18,340
----------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of year                        $  6,337           $  5,116   $ 19,489
----------------------------------------------------------------------------------------------------------------

        Supplemental cash flow information is included in Notes 5 and 8.
          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                             YEAR ENDED DECEMBER 31
                                                                                      1997            1996     1995
---------------------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                                                           $24,729         $26,086  $22,683
Other comprehensive income  unrealized gain on securities net of deferred
   income taxes of $9,813 in 1997, $5,273 in 1996 and $9,055 in 1995                  18,225           9,794   16,815
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $42,954         $35,880  $39,498
---------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

OPERATIONS AND ACCOUNTING POLICIES

     The principal operations of Fisher Companies Inc. and subsidiaries are television and radio broadcasting, flour milling and distribution of bakery supplies, and proprietary real estate development and management. The Companies conduct business primarily in Washington, Oregon, California and Montana. A summary of significant accounting policies is as follows:

     Principles of consolidation. The consolidated financial statements include the accounts of Fisher Companies Inc. and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Short-term cash investments. Short-term cash investments comprise repurchase agreements collateralized by U.S. Government securities held by major banks. The recorded amount represents market value because of the short maturity of the investments. For purposes of the statement of cash flows, the Company considers short-term cash investments which have original maturities of 90 days or less to be cash equivalents.

     Inventories. Inventories of grain and the grain component of finished products are valued at cost. Grain forward contracts are entered into by the milling subsidiary to protect the Company from risks related to commitments to buy grain and sell flour. Gains and losses arising from grain hedging activity are a component of the cost of the related inventory. The market value of hedges is based on spot prices obtained from brokers. All other inventories and inventory components are valued at the lower of average cost or market.

     Revenue recognition. Television and radio revenue is recognized when the advertisement is broadcast. Sales of flour and food products are recognized when the product is shipped. Rentals from real estate leases are recognized over the term of the lease.

     Television and radio broadcast rights. Costs of television and radio broadcast rights are charged to operations using accelerated or straight-line methods of amortization selected to match expense with anticipated revenue over the contract life. Asset costs and liabilities for television and radio broadcast rights are recorded without discount for any noninterest-bearing liabilities. Those costs attributable to programs scheduled for broadcast after one year have been classified as noncurrent assets in the accompanying financial statements.

     Marketable securities. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 1997 and 1996. As of December 31, 1997, these shares represented 2.1% of the outstanding common stock of SAFECO Corporation. Market value is based on closing per share sale prices. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders' equity.

     Intangible assets. Intangible assets represent the excess of purchase price of certain broadcast properties over the fair value of tangible net assets acquired (goodwill) and are amortized based on the straight-line method over the estimated useful life of 40 years. Accumulated amortization at December 31, 1997 and 1996 is $2,467,000 and $1,169,000, respectively. The Company periodically reviews its intangible assets to determine whether impairment has occurred. The Company assesses the recoverability of intangible assets by reviewing the performance of the underlying operations, in particular the operating cash flows (earnings before income taxes, depreciation and amortization) of the operation. No losses from impairment of value have been recorded in the financial statements.

     Investments in equity investees. Investments in equity investees represent investments in 50% owned entities, primarily the Koch Fisher Mills L.L.C. (See
Note 11).

     Property, plant and equipment. Replacements and improvements are capitalized while maintenance and repairs are charged as expense when incurred.

     Real estate taxes, interest expense and certain other costs related to real estate projects constructed for lease to third parties are capitalized as a cost of such projects until the project, including major tenant improvements, is substantially completed. A project is generally considered to be substantially completed when a predetermined occupancy level has been reached or the project has been available for occupancy for a period of one year. Costs, including depreciation, applicable to a project are charged to expense based on the ratio of occupied space to total rentable space until the project is substantially completed, after which costs are expensed as incurred.

     For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements             30 - 55 years
          Machinery and equipment                 3 - 20 years
          Land improvements                      10 - 55 years

     Income taxes. Deferred income taxes are provided for all significant temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

     Advertising. The Company expenses advertising costs at the time the advertising first takes place. Net advertising expense was $2,191,000, $2,507,000 and $1,892,000 in 1997, 1996 and 1995, respectively.

     Earnings per share. In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS
128) which changed the Company's presentation and calculation of earnings per share. Net income per share represents net income divided by the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method. Per share amounts for all periods have been retroactively adjusted to this new presentation. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:


Year Ended December 31                         1997       1996       1995
-------------------------------------------  ---------  ---------  ---------
Shares outstanding at beginning of period..  8,530,344  8,530,344  8,530,344
Weighted average of shares issued..........      3,846
Dilutive effect of:
   Restricted stock rights.................     23,391     16,166
   Stock options...........................     19,250      5,892
                                             ---------  ---------  ---------
                                             8,576,831  8,552,402  8,530,344
                                             =========  =========  =========

     Fair value of financial instruments. The carrying amount of cash and short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximate fair value.

     The fair value of notes payable and long-term debt approximates the recorded amount based on borrowing rates currently available to the Company.

     Reclassifications. Certain prior year balances have been reclassified to conform to the 1997 presentation.

NOTE 2

RECEIVABLES

     Receivables are summarized as follows (in thousands):


December 31                                       1997      1996
------------------------------------------------------------------
Trade accounts                                  $ 45,446  $ 45,704
Other                                                436       323
------------------------------------------------------------------
                                                  45,882    46,027
Less - Allowance for doubtful accounts             1,259     1,418
------------------------------------------------------------------
                                                $ 44,623  $ 44,609
------------------------------------------------------------------

NOTE 3

INVENTORIES

     Inventories are summarized as follows (in thousands):


December 31                                        1997      1996
------------------------------------------------------------------
Finished products                               $  5,114  $  4,758
Raw materials                                      9,258     8,255
Spare parts and supplies                             165       186
------------------------------------------------------------------
                                                $ 14,537  $ 13,199
------------------------------------------------------------------

NOTE 4

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows (in thousands):


December 31                                       1997      1996
------------------------------------------------------------------
Buildings and improvements                      $125,066  $120,128
Machinery and equipment                           93,075    84,033
Land and improvements                             18,565    16,449
------------------------------------------------------------------
                                                 236,706   220,610
Less - Accumulated depreciation                  100,455    91,487
------------------------------------------------------------------
                                                 136,251   129,123
Construction in progress                           6,205     5,298
------------------------------------------------------------------
                                                $142,456  $134,421
------------------------------------------------------------------

     Prior to December 1997 the Company's real estate subsidiary and the president of the Company were partners in a joint venture established in 1984 to construct and operate for lease to third parties two office buildings in Lynnwood, Washington. The subsidiary contributed land at its fair value for a 95% interest in the venture. The minority partner contributed cash for a 5% interest. In December 1997 the real estate subsidiary acquired the President's interest at its fair value.

     The Company's real estate subsidiary receives rental income principally from the lease of warehouse, office and retail space, boat moorages and unimproved properties under gross and net leases which expire at various dates through 2005. These leases are accounted for as operating leases. The subsidiary generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases which were in effect at December 31, 1997 are (in thousands):

                  YEAR                          RENTALS
                  ----                          -------
                  1998                          $10,033
                  1999                            8,556
                  2000                            6,405
                  2001                            4,339
                  2002                            3,410
                  Thereafter                      7,764
                  -------------------------------------
                                                $40,507
                  -------------------------------------

     Property held by the real estate subsidiary includes property leased to third parties and to other subsidiaries of the Company and property held for future development. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 1997 includes buildings, equipment and improvements of $98,493,000, land and improvements of $13,760,000 and accumulated depreciation of $29,076,000.

     Interest capitalized relating to construction of property, plant and equipment amounted to approximately $97,000 in 1995. No interest was capitalized in 1997 and 1996.

NOTE 5

NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable. The Company maintains bank lines of credit which totaled $25,000,000 at December 31, 1997. The lines are unsecured and bear interest at rates no higher than the prime rate. $7,605,000 was outstanding under the lines at December 31, 1997.

     The notes payable to directors, stockholders and others comprise notes payable on demand and in 90 days. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. Interest on such notes amounted to $573,000, $430,000 and $401,000 in 1997, 1996 and 1995,
respectively.

     Notes payable are summarized as follows (in thousands):


December 31                                      1997     1996
---------------------------------------------------------------
Banks                                           $ 7,605
Directors, stockholders and others                9,540  $8,141
Current maturities of long-term debt              1,218   1,117
---------------------------------------------------------------
                                                $18,363  $9,258
---------------------------------------------------------------

Long-term debt.

     Lines of credit. The Company maintains an unsecured reducing revolving line of credit with a bank in the amount of $45,000,000, for the purpose of funding potential acquisitions of broadcast properties. The amount available under the line is reduced by $5,000,000 in September 1998 and 1999, and by $10,000,000 in September 2000 and 2001. The line matures in September 2002. Borrowings under the line bear interest at a variable rate not to exceed the bank's prime lending rate. $3,000,000 was outstanding under the line at December 31, 1997.

     The Company has a commitment from a bank for a five-year unsecured revolving line of credit to finance construction of the KOMO Block Project (See
Note 12) and for general corporate purposes. The commitment is in the initial amount of $35,000,000, increasing to a maximum amount of $100,000,000 in the fourth year. The commitment provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's prime lending rate and that the loan may be extended for two years beyond the initial five-year term.

     Mortgage loans. The real estate subsidiary maintains the following mortgage loans:

     Principal amount of $4,354,000 secured by an industrial park with a book value of $6,096,000 at December 31, 1997. The nonrecourse loan requires monthly payments including interest of $30,000. The loan matures in May 2006 and bears interest at 6.88%. The interest rate is subject to adjustment in May 2001 to the then prevailing market rate for loans of a similar type and maturity; the real estate subsidiary may prepay all or part of the loan on that date.

     Principal amount of $12,554,000 secured by two industrial parks with a combined book value of $13,117,000 at December 31, 1997 and principal amount of $10,912,000 secured by the Lynnwood project with a book value of $16,948,000 at December 31, 1997. The loans mature in 2008, bear interest at 7.75% and require monthly payments of $101,000 and $88,000, respectively, including interest. These mortgage loans are nonrecourse; however, the real estate subsidiary has guaranteed 20% of the combined outstanding principal balance until certain loan to value ratios are reached. The interest rates are subject to adjustment in December 1998 and 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates. The agreements provide that the real estate subsidiary maintain a stipulated minimum net worth and hold marketable securities with a market value equal to 75% of the outstanding principal balance of the loans.

     Principal amount of $25,882,000 secured by an office building and parking structure with a book value of $33,314,000 at December 31, 1997. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

     Long-term debt is summarized as follows (in thousands):


December 31                                               1997       1996
---------------------------------------------------------------------------
Notes payable under bank line of credit                  $ 3,000    $12,000
Mortgage loans payable                                    53,702     54,817
Other                                                        131         13
---------------------------------------------------------------------------
                                                          56,833     66,830
Less  Current maturities                                   1,218      1,117
---------------------------------------------------------------------------
                                                         $55,615    $65,713
---------------------------------------------------------------------------

     Future maturities of notes payable and long-term debt are as follows (in thousands):

                         DIRECTORS,       BANK     MORTGAGE
                        STOCKHOLDERS      LINE       LOANS
               BANKS     AND OTHERS    OF CREDIT   AND OTHER      TOTAL
------------------------------------------------------------------------
1998           $7,605      $9,540                   $ 1,218      $18,363
1999                                                  1,305        1,305
2000                                                  1,399        1,399
2001                                                  1,500        1,500
2002                                     $3,000       1,608        4,608
Thereafter                                           46,803       46,803
------------------------------------------------------------------------
               $7,605      $9,540        $3,000     $53,833      $73,978
------------------------------------------------------------------------

     Cash paid for interest (net of amounts capitalized) during 1997, 1996 and 1995 was $5,512,000, $6,184,000 and $5,071,000, respectively.

NOTE 6

TELEVISION AND RADIO BROADCAST RIGHTS

     At December 31, 1997, the long-term portion of television and radio broadcast rights payable is primarily due in 1999.

     Television and radio broadcast rights acquired under contractual arrangements were $10,778,000 and $7,658,000 in 1997 and 1996, respectively.

     At December 31, 1997, the broadcasting subsidiary had executed license agreements amounting to $39,058,000 for future rights to television and radio programs. As these programs will not be available for broadcast until after December 31, 1997, they have been excluded from the financial statements.

NOTE 7

STOCKHOLDERS' EQUITY

     The Board of Directors authorized a two-for-one stock split effective March 6, 1998 for stockholders of record on February 20, 1998. In connection with the stock split, the par value of the Company's common stock was adjusted from $2.50 per share to $1.25 per share. All share and per share amounts reported in the financial statements have been adjusted to reflect the stock split.

     During 1995 the stockholders approved the Fisher Companies Incentive Plan of 1995 (the Plan) which provides that up to 560,000 shares of the Company's common stock may be issued or sold to eligible key management employees pursuant to options and rights through 2002.

STOCK OPTIONS

     The Plan provides that eligible key management employees may be granted options to purchase the Company's common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant.

RESTRICTED STOCK RIGHTS

     The Plan also provides that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company's common stock. The rights generally vest over five years and expire upon termination of employment. Compensation expense of $357,000 and $145,000 related to the rights was recorded during 1997 and 1996, respectively.

     A summary of stock options and restricted stock rights from the first date of grant on February 28, 1996 is as follows:

                                                     Stock Options            Restricted Stock Rights
                                      --------------------------------------- -----------------------
                                        Number      Weighted Average Exercise          Number
                                      of Shares          Price Per Share             of Shares
-----------------------------------------------------------------------------------------------------
Shares granted February 28, 1996        42,000               $37.25                    19,400
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996              42,000                37.25                    19,400
Shares granted                          69,770                57.50                    10,080
Options exercised                       (1,180)               37.25
Stock rights vested                                                                    (3,988)
Shares forfeited                        (1,810)               57.50                    (1,290)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1997             108,780               $49.90                    24,202
-----------------------------------------------------------------------------------------------------

     The weighted average remaining contractual life of options outstanding at December 31, 1997 is 8.5 years. At December 31, 1997, options for 7,446 shares are exercisable at a weighted average exercise price of $37.25 per share.

     The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) which requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. If the provisions of FAS 123 were applied to the Company's stock options, net income, net income per share and net income per share assuming dilution would have been reduced by approximately $277,000 and $163,000, or $0.03 and $0.02 per share during 1997 and 1996, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2.05% and 2.07%, volatility of 15.16% and 17.77%, risk-free interest rate of 6.38% and 5.74%, assumed forfeiture rate of 0% and an expected life of 5 years in both years. Under FAS 123, the weighted average fair value of stock options granted during 1997 and 1996, respectively, was $12.36 and $8.06.

     Cash dividends are as follows (in thousands except per share amounts):

------------------------------------------------------------------------------
Year Ended December 31                            1997       1996       1995
------------------------------------------------------------------------------
Fisher Companies Inc. common stock, $.98,
  $.86 and $.76 per share, respectively          $ 8,363    $ 7,337    $ 6,482
Subsidiary's preferred stock held by
  minority interest                                  104         95         86
------------------------------------------------------------------------------
                                                 $ 8,467     $ 7,432   $ 6,568
------------------------------------------------------------------------------

NOTE 8

INCOME TAXES

     Income taxes have been provided as follows (in thousands):

------------------------------------------------------------------------------
Year Ended December 31                            1997       1996       1995
------------------------------------------------------------------------------

Payable currently                                $12,052    $11,630    $11,509
Current and noncurrent
   deferred income taxes                           1,031      1,745        372
------------------------------------------------------------------------------
                                                 $13,083    $13,375    $11,881

     Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes is as follows (in thousands):

------------------------------------------------------------------------------
Year Ended December 31                             1997       1996       1995
------------------------------------------------------------------------------
Normal provision computed at 35% of
  pretax income                                  $13,234    $13,811    $12,098
Dividends received credit                           (925)      (844)      (776)
State taxes, net of federal tax benefit              654        309        426
Other                                                120         99        133
-------------------------------------------------------------------------------
                                                $ 13,083   $ 13,375   $ 11,881
------------------------------------------------------------------------------

     Deferred tax assets (liabilities) are summarized as follows (in thousands):

-----------------------------------------------------------------------------
December 31                                                  1997       1996
-----------------------------------------------------------------------------
Current:
 Accrued employee benefits                                 $   (839)  $  (923)
 Allowance for doubtful accounts                                453       495
 Accrued property tax                                          (321)     (227)
 Other                                                          207       194
-----------------------------------------------------------------------------
                                                           $   (500)  $  (461)
-----------------------------------------------------------------------------
Noncurrent:
 Unrealized gain on marketable securities                  $(51,977)  $(42,164)
 Property, plant and equipment                              (11,538)   (10,432)
 Accrued employee benefits                                    3,020      3,113
------------------------------------------------------------------------------
                                                           $(60,495)  $(49,483)
------------------------------------------------------------------------------

     The current deferred tax liability is reflected in other current liabilities.

     Cash paid for income taxes during 1997, 1996 and 1995 was $12,457,000, $12,636,000 and $9,938,000, respectively.

NOTE 9

RETIREMENT BENEFITS

     The Company and its subsidiaries have qualified defined benefit pension plans covering substantially all of their employees not covered by union plans. Benefits are based on years of service and, in one of the pension plans, on the employees' compensation at retirement. The Companies accrue annually the normal costs of their pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs are funded in accordance with provisions of the Internal Revenue Code.

     The funded status of the Companies' pension plans is as follows (in thousands):

-------------------------------------------------------------------------------
December 31                                                    1997       1996
-------------------------------------------------------------------------------
Plan assets at fair value -
  Insurance contracts and marketable securities             $ 30,258   $ 26,745
Actuarial present values of benefit obligations
  Vested benefits                                            (20,412)   (20,620)
  Nonvested benefits                                          (2,622)    (1,501)
-------------------------------------------------------------------------------
Accumulated benefit obligation - the actuarial
 present value of pension benefits earned to date
 based on current compensation levels                        (23,034)   (22,121)
-------------------------------------------------------------------------------
Excess of plan assets over accumulated
 benefit obligation                                         $  7,224   $  4,624
-------------------------------------------------------------------------------

     The composition of the prepaid pension cost is as follows (in thousands):

-------------------------------------------------------------------------------
December 31                                                   1997       1996
-------------------------------------------------------------------------------
Plan assets at fair value                                  $ 30,258    $ 26,745

Projected benefit obligation
 the actuarial present value of pension
 benefits earned to date reflecting
 assumed increases to compensation levels                   (27,973)    (25,668)
Items not yet recognized in earnings to be
 mortized over the average remaining
 service period of plan participants:
   Prior service costs resulting
    from plan amendments                                        319         693
   Net asset at adoption of FAS 87                              (56)       (124)
   Net (gain) loss from past experience different
    from assumed                                                (31)      1,108
--------------------------------------------------------------------------------
Prepaid pension cost included in the
   consolidated balance sheet                              $  2,517    $  2,754
--------------------------------------------------------------------------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 and 1996 was 7.5%; the rate of increase in future compensation was 4.5%. The expected long-term rate of return on assets ranged from 8.5% to 9.25% in both years.

     The Company and its subsidiaries have a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Companies have acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Companies are the owners and beneficiaries of such policies; accordingly, the cash value of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement and the cost of the program is accrued over the participants' remaining years of service.

     The Companies have two defined contribution retirement plans which are qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees who are age 21 or older and have completed one year of service are eligible to participate. The Companies match employee contributions up to a maximum of 3% of gross pay.

     Amounts charged to expense for the respective plans are as follows (in thousands):

---------------------------------------------------------------------------
Year Ended December 31                                1997    1996    1995
---------------------------------------------------------------------------
Qualified defined benefit pension plans:
  Benefits earned during the year                    $1,334  $1,182  $1,058

  Interest cost on projected benefit obligation       1,882   1,739   1,655

Net amortization and deferral of items not
 recognized in earnings                               2,551     484   3,010
---------------------------------------------------------------------------
                                                      5,767   3,405   5,723
Less: Actual return on plan assets                    4,427   2,072   4,300
---------------------------------------------------------------------------
Net pension cost, qualified defined benefit plans     1,340   1,333   1,423

Qualified defined contribution retirement plans         876     940     855
Supplemental retirement programs                        721     609     614
Contributions to union pension plans                    118     120     110
---------------------------------------------------------------------------
                                                     $3,055  $3,002  $3,002
---------------------------------------------------------------------------

     The Company's net periodic postretirement cost was $64,000, $112,000 and $153,000 in 1997, 1996 and 1995, respectively. The accrued postretirement benefit cost at December 31, 1997 and 1996 was $1,866,000 and $1,905,000,
respectively.

     The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.5%. A one percent increase in the health care cost trend rate would not have had a significant effect on plan costs or the accumulated benefit obligation in 1997 and 1996. Beginning in 1996 plan costs are generally based on a defined maximum employer contribution which is not directly subject to health care cost trend rates.

NOTE 10

SEGMENT INFORMATION

     The operations of the Company are organized into three principal business segments, broadcasting, milling and real estate. Operating results and other financial data for each segment are as follows (in thousands):

                                                                      CORPORATE,
                                                                     ELIMINATIONS
                                 BROADCASTING  MILLING   REAL ESTATE   & OTHER   CONSOLIDATED
---------------------------------------------------------------------------------------------
Sales and other revenue
 1997                                $120,792  $123,941    $11,446     $  3,855      $260,034
 1996                                 111,967   135,697     13,556        4,000       265,220
 1995                                 101,192   112,360     10,941        4,087       228,580
Income from operations
 1997                                $ 36,754  $  2,431    $ 3,231     $    863      $ 43,279
 1996                                  34,025     3,410      5,749        1,948        45,132
 1995                                  31,518     2,907      3,267        2,152        39,844
Interest expense
 1997                                                      $ 4,156     $  1,311      $  5,467
 1996                                                        4,365        1,306         5,671
 1995                                                        4,597          683         5,280
Identifiable assets
 1997                                $135,896  $ 60,007    $88,770     $154,080      $438,753
 1996                                 120,911    57,638     86,600      129,000       394,149
 1995                                  97,532    54,565     90,212      110,726       353,035
Capital expenditures
 1997                                $  8,978  $  2,933    $ 5,729     $     59      $ 17,699
 1996                                   5,092     2,207      1,365           66         8,730
 1995                                   4,934     2,495      3,319           36        10,784
Depreciation and amortization
 1997                                $  5,325  $  2,239    $ 4,355     $     56      $ 11,975
 1996                                   4,391     2,009      4,314           39        10,753
 1995                                   3,587     1,915      4,211           34         9,747

     Intersegment sales are not significant. Income from operations by business segment is total sales and other revenue less operating expenses. In computing income from operations by business segment, interest income and dividends from marketable securities have not been added, and interest expense, income taxes and unusual items have not been deducted. Income before provision for income taxes is computed by deducting interest expense from income from operations. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

     No geographic areas outside the United States were material relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $6,100,000 in 1997, $2,600,000 in 1996 and $2,300,000 in 1995.

NOTE 11

ACQUISITIONS

     On January 15, 1997 assignment of Federal Communication Commission (FCC) licenses for two radio broadcasting stations in Missoula, Montana was completed, and the broadcasting subsidiary acquired the assets, including real estate, of those stations for $3.9 million. In November 1997, upon assignment of FCC licenses, the broadcasting subsidiary acquired the assets of a radio broadcasting station in Wenatchee, Washington for $335,000.

     On June 20, 1996, assignment of FCC licenses for radio broadcasting stations KWJJ-AM/FM in Portland, Oregon was completed, and the broadcasting subsidiary acquired the assets, including real estate, of those stations for $35.2 million. Additionally, during May and June 1996, upon assignment of FCC licenses, the broadcasting subsidiary acquired the assets of four radio broadcasting stations in Eastern Washington and Montana for $1.5 million.

     On March 1, 1995, assignment of FCC licenses and acquisition of the assets of ten radio broadcasting stations in Montana and two in Eastern Washington by the broadcasting subsidiary was completed. The acquisition cost was $6.7 million.

     The above transactions are accounted for under the purchase method. Accordingly, the Company has recorded identifiable assets and liabilities of the acquired stations at their fair market value. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill. The results of operations of the acquired radio stations are included in the financial statements from the date of acquisition. Unaudited pro forma results as if the acquired stations had been included in the financial results during the year of acquisition and the year prior to acquisition are as follows (1997 is excluded as there is no material difference between the pro forma results and the results reported in the financial statements):


YEAR ENDED DECEMBER 31                           1996               1995
----------------------------------------  ------------------  -----------------
(All amounts are unaudited)               in thousands except per share amounts
Sales and other revenue                             $269,031           $234,461
Net income                                          $ 26,091           $ 22,351
Net income per share                                $   3.06           $   2.62
Net income per share assuming dilution              $   3.05           $   2.62

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     In July 1996 the milling subsidiary entered into an agreement to become a 50% member of a Limited Liability Company formed to construct and operate a compact flour mill in Blackfoot, Idaho to be owned and operated by Koch Fisher Mills L.L.C. The agreement provides for each 50% member to share equally in initial capital contributions, profits and losses, additional capital contributions, if any, and distributions. In April 1997 the Company committed up to $10 million to the milling subsidiary to fund the milling subsidiary's share of the cost to construct a conventional flour mill at the Blackfoot site. Construction of the conventional flour mill began in November 1997 and is expected to be complete in late 1998. The milling subsidiary's investment in the L.L.C. is accounted for by the equity method and is reported in investments in equity investees in the accompanying balance sheet. The Company's share of earnings of the L.L.C. was $32,000 in 1997 and $0 in 1996.

NOTE 12

COMMITMENTS

     The Company intends to redevelop the KOMO Block site in Seattle, Washington on which KOMO Television is currently located. The KOMO Block Project encompasses several elements, including a new building and associated underground parking facilities that will serve the needs of KOMO Television and Fisher Broadcasting Inc. Estimated cost of the new building and parking facility is $79,000,000. Construction is expected to begin in spring 1998 with completion in 2000. In addition, the real estate subsidiary intends to undertake pre-development activities for additional development of the KOMO Block at an estimated cost of $2,000,000.

NOTE 13

INTERIM FINANCIAL INFORMATION (UNAUDITED)

Data may not add due to rounding

                                                    FIRST   SECOND    THIRD   FOURTH
                                                   QUARTER  QUARTER  QUARTER  QUARTER   ANNUAL
-----------------------------------------------------------------------------------------------
Sales and other revenue
   1997                                            $60,510  $67,397  $63,788  $68,339  $260,034
   1996                                             57,518   68,669   66,360   72,673   265,220
   1995                                             48,810   56,729   57,955   65,086   228,580

Income from operations
   1997                                            $ 7,160  $12,214  $ 9,542  $14,363  $ 43,279
   1996                                              6,138   14,858   10,083   14,053    45,132
   1995                                              7,738   10,973    8,435   12,698    39,844

Net income
   1997                                            $ 3,881  $ 7,035  $ 5,399  $ 8,414  $ 24,729
   1996                                              3,244    8,770    5,597    8,475    26,086
   1995                                              4,288    6,280    4,675    7,440    22,683

Net income per share
   1997                                            $   .45  $   .82  $   .63  $   .99  $   2.90
   1996                                                .38     1.03      .66      .99      3.06
   1995                                                .50      .74      .55      .87      2.66

Net income per share assuming dilution
   1997                                            $   .45  $   .82  $   .63  $   .98  $   2.88
   1996                                                .38     1.03      .65      .99      3.05
   1995                                                .50      .74      .55      .87      2.66

Dividends paid per share
   1997                                            $  .245  $  .245  $  .245  $  .245  $    .98
   1996                                               .215     .215     .215     .215       .86
   1995                                               .190     .190     .190     .190       .76

Common stock closing market prices (See Note 7)
 1997
   High                                            $ 66.00  $ 66.00  $ 70.00  $ 63.50  $  70.00
   Low                                               49.00    57.00    60.50    59.50     49.00
 1996
   High                                              42.00    43.75    52.75    51.50     52.75
   Low                                               36.88    40.00    42.63    48.50     36.88

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Fisher Companies Inc.

Our audits of the consolidated financial statements referred to in our report dated March 6, 1998 appearing in this Form 10-K also included an audit of Financial Statement Schedule III. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Seattle, Washington

March 6, 1998

                                                                    Schedule III
                     FISHER COMPANIES INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1997

                                                                                                                           LIFE ON
                                             COST CAPITALIZED        GROSS AMOUNT                                           WHICH
                          INITIAL COST TO     SUBSEQUENT TO        AT WHICH CARRIED        ACCUMU-                          DEPRE-
                              COMPANY          ACQUISITION       AT DECEMBER 31, 1997      LATED                            CIATION
                           ---------------  -----------------  -------------------------   DEPRE-      DATE OF             IN LATEST
                                 BUILDINGS                      LAND    BUILDINGS          CIATION     COMPLE-              INCOME
                                    AND              CARRYING    AND       AND              AND        TION OF      DATE    STATE-
                  ENCUM-          IMPROVE-  IMPROVE-  COSTS    IMPROVE-  IMPROVE-          AMORTI-    CONSTRUC-   ACQUIRED  MENT IS
DESCRIPTION       BRANCES  LAND    MENTS     MENTS   (NOTE 2)   MENTS     MENTS    TOTAL   ZATION       TION      (NOTE 3)  COMPUTED
-----------       -------  ----  ---------  -------  --------  -------- ---------  -----   -------    ---------   -------- ---------
                                                                (in thousands)
MARINA
Marina Mart
 Moorings                                                                                            Various to
Seattle, WA           --  (note 4) (note 4)  $ 3,023            $   107  $ 2,916  $  3,023  $ 1,094     1987       1939    (note 10)

OFFICE
West Lake Union
 Center
Seattle, WA        25,882   $  266  $36,253    2,281              1,372   37,428    38,800    5,486     1994               (note 10)

I-90 Building                                                                                         Renovated
Seattle, WA           --  (note 4) (note 4)    3,445                 41    3,404     3,445    1,018     1990               (note 10)

Fisher Business
 Center
Lynnwood, WA       10,912    2,230   17,850    4,550              3,155   21,475    24,630    7,682     1986      1980     (note 10)

Marina Mart                                                                                           Renovated
Seattle, WA           --  (note 4) (note 4)    3,502                122    3,380     3,502      661     1993               (note 10)

Latitude 47
 Restaurant                                                                                           Renovated
Seattle, WA           --  (note 4) (note 4)    2,295            (note 5)   2,295     2,295      877     1987               (note 10)

1530 Building                                                                                         Renovated
Seattle, WA           --  (note 4) (note 4)    2,158            (note 5)   2,158     2,158      882     1985               (note 10)

INDUSTRIAL
Fisher
 Industrial Park                                                                                                1982 and
Kent, WA           12,554    2,019    4,739   10,674              4,461   12,971    17,432    5,447     1992      1992     (note 10)

Fisher Commerce
 Center
Kent, WA            4,354    1,804    4,294    1,953              2,128    5,923     8,051    1,955   Purchased   1989     (note 10)

Pacific North
 Equipment
Kent, WA                     1,582    1,344                       1,582    1,344     2,926      168   Purchased   1997     (note 10)

Fisher Industrial
 Center                                                                                              Redeveloped
Seattle, WA       (note 6)     255    2,015    2,241                338    4,173     4,511    3,379     1980               (note 10)

MISCELLANEOUS
INVESTMENTS,
less than 5% of
total                 --       154      --     1,326                454    1,026     1,480      427    various    various  (note 10)
                  -------   ------  -------  -------            -------  -------  --------  -------
                  $53,702   $8,310  $66,495  $37,448            $13,760  $98,493  $112,253  $29,076
                  =======   ======  =======  =======            =======  =======  ========  =======

                                                                     (Continued)

                     FISHER COMPANIES INC. AND SUBSIDIARIES
               REAL ESTATE AND ACCUMULATED DEPRECIATION (NOTE 1)
                               DECEMBER 31, 1997

Notes:

(1) Schedule III includes property held for lease to third parties by the Company's real estate subsidiary. Reference is made to notes 1, 4 and 5 to the consolidated financial statements.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Where specific acquisition date is not shown property investments were acquired prior to 1971 and have been renovated or redeveloped as indicated.

(4) Initial cost is not readily available as property has been renovated or redeveloped. Initial cost is included in subsequent improvements.

(5)  Undivided land portion of Marina.

(6)  Encumbrance included with Fisher Industrial Park.

(7) The changes in total cost of properties for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                           1997       1996       1995
                                         --------   --------   --------
Balance at beginning of year............ $107,874   $108,704   $105,485
 Cost of improvements...................    5,191      1,162      3,407
 Cost of properties sold................                (560)
 Cost of improvements retired...........     (812)    (1,432)      (188)
                                         --------   --------   --------
Balance at end of year.................. $112,253   $107,874   $108,704
                                         ========   ========   ========

(8) The changes in accumulated depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                           1997       1996       1995
                                          -------    -------    -------
Balance at beginning of year............. $25,740    $23,064    $19,234
 Depreciation and amortization
  charged to operations..................   4,056      3,997      3,995
 Retirements and other...................    (720)    (1,321)      (165)
                                          -------    -------    -------
Balance at end of year................... $29,076    $25,740    $23,064
                                          =======    =======    =======

(9) The aggregate cost of properties for Federal income tax purposes is approximately $103,549,000 at December 31, 1997.

(10) Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                         FISHER COMPANIES INC.
                                   --------------------------------
                                              (Registrant)

                                    By:  /s/ Donald G. Graham, Jr.

                                         Donald G. Graham, Jr.
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures                                                Title                    Date
----------                                                -----                    ----
Principal Executive Officer:

/s/ William W. Krippaehne, Jr.                 President, Chief Executive      March 18, 1998
---------------------------------------------  Officer, and Director
William W. Krippaehne, Jr.

Chief Financial and Accounting Officer:

/s/ David D. Hillard                           Senior Vice President and       March 24, 1998
---------------------------------------------  Chief Financial Officer,
David D. Hillard                               and Secretary

A Majority of the Board of Directors:

/s/ Robin E. Campbell                          Director                        March 25, 1998
---------------------------------------------
Robin E. Campbell

/s/ James W. Cannon                            Director                        March 20, 1998
---------------------------------------------
James W. Cannon

/s/ George D. Fisher                           Director                        March 19, 1998
---------------------------------------------
George D. Fisher

/s/ Phelps K. Fisher                           Director                        March 24, 1998
---------------------------------------------
Phelps K. Fisher


Signatures                                      Title                           Date
----------                                      -----                           ----

/s/ William O. Fisher                          Director                      March 22, 1998
---------------------------------------------
William O. Fisher

/s/ Carol H. Fratt                             Director                      March 24, 1998
---------------------------------------------
Carol H. Fratt

/s/ Donald G. Graham, III                      Director                      March 24, 1998
---------------------------------------------
Donald G. Graham, III

/s/ John D. Mangels                            Director                      March 20, 1998
---------------------------------------------
John D. Mangels

/s/ Jean F. McTavish                           Director                      March 24, 1998
---------------------------------------------
Jean F. McTavish

/s/ Jacklyn F. Meurk                           Director                      March 20, 1998
---------------------------------------------
Jacklyn F. Meurk

/s/ W. W. Warren                               Director                      March 19, 1998
---------------------------------------------
W. W. Warren

/s/ W. W. Warren, Jr.                          Director                      March 19, 1998
---------------------------------------------
W. W. Warren, Jr.

                                 EXHIBIT INDEX
                                 -------------

 Exhibit No.                      Description
 -----------                      -----------
   3.1*       Articles of Incorporation.

   3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997.

   3.3*       Bylaws.

  10.1* Primary Television Affiliation Agreement between FBI and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV.

  10.2* Primary Television Affiliation Agreement between FBI and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV.

  10.3*       Fisher Companies Inc. Incentive Plan of 1995.

  10.4*       Fisher Companies Inc. Supplemental Pension Plan, dated February
              29, 1996.

  10.5*       Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7,
              1996.

  10.6*       Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996.

  10.7*       Fisher Properties Inc. Supplemental Pension Plan, dated March 1,
              1996.

  22*         Subsidiaries of the Registrant.

  23          Consent of Price Waterhouse LLP.

  27.1        Financial Data Schedule Fiscal year end 1997.

  27.2        Financial Data Schedule Fiscal year end 1996.

  27.3 Financial Data Schedule Fiscal quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

* Incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form 10 (File No. 000-22349).