Form 10-Q
period 1998-03-31
FISHER COMPANIES INC
filed 1998-05-13
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

[_]   Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from ________________ to _________________


                        Commission File Number  0-22439



                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


                    WASHINGTON                       91-0222175
                --------------------             ------------------
         (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)        Identification Number)

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

                                Yes   X     No
                                     ---        ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $1.25 par value, outstanding as of March 31, 1998:  8,540,982

                                    PART I
                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

      The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.    Consolidated Statement of Income:
      Three months ended March 31, 1998 and 1997.

2.    Consolidated Balance Sheet:
      March 31, 1998 and December 31, 1997.

3.    Consolidated Statement of Cash Flows:
      Three months ended March 31, 1998 and 1997.

4.    Consolidated Statement of Comprehensive Income:
      Three months ended March 31, 1998 and 1997.

5.    Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31                                           1998      1997
---------------------------                                         -------   -------
(In thousands except per share amounts)
(Unaudited)

Sales and other revenue:
   Broadcasting                                                      $27,754   $25,217
   Milling                                                            26,467    31,585
   Real estate                                                         3,026     2,812
   Corporate and other, primarily dividends and interest income          990       896
                                                                     -------   -------
                                                                      58,237    60,510
                                                                     -------   -------
Costs and expenses:
   Cost of products and services sold                                 37,973    40,076
   Selling expenses                                                    4,518     4,331
   General, administrative and other expenses                          9,479     8,943
                                                                     -------   -------
                                                                      51,970    53,350
                                                                     -------   -------
Income from operations
   Broadcasting                                                        4,809     5,260
   Milling                                                               336       824
   Real estate                                                           982       822
   Corporate and other                                                   140       254
                                                                     -------   -------
                                                                       6,267     7,160
Interest expense                                                       1,277     1,382
                                                                     -------   -------
Income before provision for income taxes                               4,990     5,778
Provision for federal and state income taxes                           1,615     1,897
                                                                     -------   -------

Net income                                                           $ 3,375   $ 3,881
                                                                     -------   -------

Net income per share                                                    $.40      $.45

Net income per share assuming dilution                                  $.39      $.45

Weighted average number of shares outstanding                          8,536     8,531

Weighted average number of shares outstanding assuming dilution        8,583     8,567

Dividends declared per share                                            $.25


See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                         March 31   December 31
                                                                           1998        1997
                                                                         --------   -----------
(In thousands except share amounts)
(Unaudited)

ASSETS
Current Assets:
   Cash and short-term cash investments                                  $  2,818      $  6,337
   Receivables                                                             35,931        44,623
   Inventories                                                             17,180        14,537
   Prepaid expenses                                                         3,839         6,922
   Television and radio broadcast rights                                    4,105         6,912
                                                                         --------      --------
      Total current assets                                                 63,873        79,331
                                                                         --------      --------
Marketable Securities, at market value                                    167,842       149,616
                                                                         --------      --------
Other Assets:
   Cash value of life insurance and retirement deposits                    12,796        10,052
   Television and radio broadcast rights                                      137           170
   Intangible assets, net of amortization                                  49,206        49,533
   Investments in equity investees                                          6,976         4,478
   Other                                                                    2,859         3,117
                                                                         --------      --------
                                                                           71,974        67,350
                                                                         --------      --------
Property, Plant and Equipment, net                                        142,660       142,456
                                                                         --------      --------
                                                                         $446,349      $438,753
                                                                         --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                         $ 15,711      $ 18,363
   Trade accounts payable                                                   5,698         8,117
   Accrued payroll and related benefits                                     3,540         5,274
   Television and radio broadcast rights payable                            4,201         6,846
   Income taxes payable                                                     1,401           617
   Other current liabilities                                                3,178         3,778
                                                                         --------      --------
      Total current liabilities                                            33,729        42,995
                                                                         --------      --------
Long-term Debt, net of current maturities                                  52,286        55,615
                                                                         --------      --------
Other Liabilities:
   Accrued retirement benefits                                             12,421        12,059
   Deferred income taxes                                                   66,977        60,495
   Television and radio broadcast rights payable, long-term portion            16            24
   Deposits and retainage payable                                             693           681
                                                                         --------      --------
                                                                           80,107        73,259
                                                                         --------      --------
Minority Interests                                                             33            33
                                                                         --------      --------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,540,982 in 1998 and 8,535,432 in 1997                        10,676        10,669
   Capital in excess of par                                                   554           277
Accumulated other comprehensive income - unrealized gain
   on marketable securities, net of deferred
   income taxes of $58,356 in 1998 and $51,977 in 1997                    108,375        96,529
   Retained earnings                                                      160,589       159,376
                                                                         --------      --------
                                                                          280,194       266,851
                                                                         --------      --------
                                                                         $446,349      $438,753
                                                                         --------      --------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31                                            1998       1997
---------------------------                                          --------   --------
(In thousands)
(Unaudited)

Cash flows from operating activities:
   Net income                                                         $ 3,375    $ 3,881
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                  3,289      2,959
         Increase in noncurrent deferred income taxes                     102       (114)
         Issuance of stock pursuant to vested stock rights
            and related tax benefit                                       284        146
   Change in operating assets and liabilities:
      Receivables                                                       8,692      6,012
      Inventories                                                      (2,643)    (3,462)
      Prepaid expenses                                                  3,083      1,090
      Cash value of life insurance and retirement deposits             (2,744)       (38)
      Income taxes payable                                                784        837
      Trade accounts payable, accrued payroll and related
         benefits and other current liabilities                        (4,753)    (5,276)
      Other assets                                                        258       (368)
      Accrued retirement benefits                                         362       (161)
      Deposits and retainage payable                                       12         24
   Amortization of television and radio broadcast rights                2,840      2,247
   Payments for television and radio broadcast rights                  (2,653)    (1,894)
                                                                      -------    -------
            Net cash provided by operating activities                  10,288      5,883
                                                                      -------    -------
Cash flows from investing activities:
   Investments in equity investees                                     (2,498)        (1)
   Purchase assets of radio stations                                              (3,949)
   Purchase of property, plant and equipment                           (3,166)    (5,840)
                                                                      -------    -------
            Net cash used in investing activities                      (5,664)    (9,790)
                                                                      -------    -------
Cash flows from financing activities:
   Net borrowings under notes payable                                   2,104      5,085
   Payments on borrowing agreements and mortgage loans                 (8,085)      (271)
   Proceeds from exercise of stock options                                            28
   Cash dividends paid                                                 (2,162)    (2,115)
                                                                      -------    -------
Net cash (used in) provided by financing activities                    (8,143)     2,727
                                                                      -------    -------
Net increase (decrease) in cash and short-term cash investments        (3,519)    (1,180)
Cash and short-term cash investments, beginning of period               6,337      5,116
                                                                      -------    -------
Cash and short-term cash investments, end of period                   $ 2,818    $ 3,936
                                                                      -------    -------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three months ended March 31                                             1998      1997
---------------------------                                           -------   -------
(In thousands)
(Unaudited)
Net income                                                            $ 3,375    $3,881
Other comprehensive income  unrealized gain on securities net of
   deferred income taxes of $6,379 in 1998 and $527 in 1997            11,846       979
                                                                      -------    ------
Comprehensive income                                                  $15,221    $4,860
                                                                      -------    ------

          See accompanying notes to consolidated financial statements

                             FISHER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1997 filed on March 27, 1998 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2. In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which changed the Company's presentation and calculation of earnings per share. Net income per share represents net income divided by the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method. Per share amounts for the three months ended March 31, 1997 have been retroactively adjusted to this new presentation. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

3.   Inventories are summarized as follows (in thousands):

                                        March 31          December 31
                                          1998                1997
                                          ----                ----
     Finished products                  $ 4,786             $ 5,114
     Raw materials                       12,246               9,258
     Spare parts and supplies               148                 165
                                        -------             -------
                                        $17,180             $14,537
                                        =======             =======

4. In December 1996 an annual dividend in the amount of $.98 per share was declared, payable quarterly during 1997 at the rate of $.245 per share. In December 1997 and March 1998 a quarterly dividend in the amount of $.25 per share was declared, payable in March and June 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three month period ended March 31, 1998 compared with the similar period in 1997.

CONSOLIDATED RESULTS OF OPERATIONS

Sales and other revenue
-----------------------

Three months ended March 31              1998      % Change        1997
                                      $58,237,000    -3.8%     $60,510,000

Sales and other revenue increased 10.1% and 7.6% for broadcasting and real estate operations, respectively, in the three months ended March 31, 1998, while milling operations experienced a decline of 16.2%. Revenue of the corporate segment increased 10.5% as a result of increases in dividends from marketable securities.

Cost of products and services sold
----------------------------------

Three months ended March 31              1998      % Change        1997
                                      $37,973,000    -5.2%     $40,076,000
 Percentage of revenue                  65.2%                      66.2%

The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, offset by increased costs to acquire and produce broadcast programming. Constant gross margin percentages at milling operations and improved margins from real estate operations contributed to a reduction in cost of products and services sold as a percentage of revenue.

Selling expenses
----------------

Three months ended March 31              1998      % Change        1997
                                      $4,518,000      4.3%     $4,331,000
 Percentage of revenue                   7.8%                      7.2%

Selling expenses increased as a result of increased commissions and related expenses resulting from increased broadcasting revenue, partially offset by a decrease in selling expenses at the milling segment due to lower sales.

General and administrative expenses
-----------------------------------

Three months ended March 31         1998       % Change       1997
                                 $9,479,000      6.0%      $8,943,000
 Percentage of revenue              16.3%                     14.8%

The increase in general and administrative expenses incurred in 1998 is largely attributable to provision for anticipated losses recorded in the broadcasting segment. General and administrative expenses declined at the milling segment as a result of emphasis on expense control. The corporate segment experienced an increase due to increased personnel and other administrative expense.

Interest expense
----------------

Three months ended March 31         1998       % Change       1997
                                 $1,277,000      -7.6%     $1,382,000

Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998. The average interest rate was 7.2% in 1998 and 7.0% in 1997.

Provision for federal and state income taxes
--------------------------------------------

Three months ended March 31         1998       % Change       1997
                                 $1,615,000       -14.9%   $1,897,000
 Effective tax rate                 32.4%                     32.8%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit.

BROADCASTING OPERATIONS

Sales and other revenue
-----------------------

Three months ended March 31         1998       % Change       1997
                                 $27,754,000     10.1%     $25,217,000

Revenue from KOMO Television in Seattle increased approximately $1,500,000 during the three months ended March 31, 1998 while revenue from KATU Television in Portland increased approximately $700,000. Both stations experienced increases in local and national advertising. Revenue from radio operations increased approximately $310,000, including $140,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) and $170,000 from the nineteen small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) was essentially unchanged from 1997.

Income from operations
----------------------

Three months ended March 31         1998         % Change       1997
                                 $4,809,000        -8.6%     $5,260,000
 Percentage of revenue              17.3%                       20.9%

The decline in operating income is principally due to provision for anticipated losses incurred from (i) the sale of former Portland Radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc. Operating expenses at the broadcasting segment increased 13.2% in 1998 largely the result of increased costs to acquire and produce broadcast programming.

MILLING OPERATIONS

Sales and other revenue
-----------------------

Three months ended March 31         1998         % Change       1997
                                 $26,467,000      -16.2%     $31,585,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1998 average wheat prices were lower than in 1997, with the result that average flour prices in 1998 were 6% lower than in 1997. Flour sales volume also declined 5% during the first quarter of 1998. In addition, revenue from the food distribution division declined $1,590,000 or 13%. The decline is due largely to lower sales volume in the Southern California market served by the Rancho Cucamonga Food Distribution Center where reorganization of sales territories and changes in sales personnel during the latter part of 1997, combined with strong competition, continued to negatively impact volume.

Income from operations
----------------------

Three months ended March 31         1998         % Change       1997
                                 $336,000        -59.3%       $824,000
 Percentage of revenue              1.3%                        2.6%

Income from operations is determined by deducting operating expenses from gross margin on sales. Gross margin declined at both the milling and food distribution divisions in 1998. Operating expenses were 6% lower than in 1997, however that decline did not offset the impact of lower sales volume.

REAL ESTATE OPERATIONS

Sales and other revenue
-----------------------

Three months ended March 31         1998         % Change       1997
                                 $3,026,000        7.6%      $2,812,000

Real estate revenue increased in 1998 due to higher occupancy levels. Average occupancy during the three months ended March 31, 1998 and 1997 was 98.4% and 95.7%, respectively.

Income from operations
----------------------

Three months ended March 31         1998         % Change       1997
                                  $982,000         19.4%      $822,000
 Percentage of revenue              32.4%                       29.2%

The improvement in operating income is attributable to increased revenue offset by additional depreciation expense. Operating expenses declined modestly from 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had working capital of $30,144,000 and cash and short-term cash investments totaling $2,818,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a commitment letter from a bank for a five-year unsecured revolving line of credit in a maximum amount of $100,000,000 to finance construction of the KOMO Block Project, a new broadcast center for KOMO Television. The revolving line of credit will be governed by a credit agreement, the terms of which have not yet been negotiated.

Net cash provided by operating activities during the three months ended March 31, 1998 was $10,288,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $5,664,000, consisting of $3,166,000 for purchase property, plant and equipment used in operations and $2,498,000 for additional investment in a limited liability company formed to construct and operate a compact flour mill in Blackfoot, Idaho in which the milling subsidiary is a 50% member. Net cash used in financing activities was $8,143,000, including payment of $8,085,000 due on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $2,162,000 or $.25 per share. $2,104,000 was borrowed under lines of credit and notes from shareholders and directors.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In March, 1998 Terry Barrans, President and CEO of the Company's milling subsidiary, entered a hospital for exploratory surgery. Colon cancer was diagnosed, and Mr. Barrans was operated upon immediately. Mr. Barrans is currently undergoing chemotherapy treatment. The prognosis for Mr. Barrans and the impact of his illness on the Company or the milling subsidiary is uncertain.

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


                                    FISHER COMPANIES INC.
                                        (Registrant)



Dated   May 12, 1998                /s/ William W. Krippaehne, Jr.
      ----------------              ------------------------------
                                    William W. Krippaehne, Jr.
                                    President and Chief Executive Officer


Dated   May 12, 1998                /s/ David D. Hillard
      ----------------              --------------------
                                    David D. Hillard
                                    Senior Vice President and Chief Financial
                                    Officer

                                 EXHIBIT INDEX

Exhibit 11, Statement re Computation of Per Share Earnings
Exhibit 27, Financial Data Schedule