Form 10-Q
period 1998-06-30
FISHER COMPANIES INC
filed 1998-08-13
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

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

                       Yes     X                No
                          ----------              ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $1.25 par value, outstanding as of June 30, 1998:  8,541,962

                                    PART I
                             FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and six months ended June 30, 1998 and 1997.

2.   Consolidated Balance Sheet:
     June 30, 1998 and December 31, 1997.

3.   Consolidated Statement of Cash Flows:
     Six months ended June 30, 1998 and 1997.

4.   Consolidated Statement of Comprehensive Income:
     Three and six months ended June 30, 1998 and 1997.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                                    SIX MONTHS ENDED   THREE MONTHS ENDED
                                                                         JUNE 30             JUNE 30
                                                                     1998      1997      1998      1997
                                                                   --------  --------  --------  --------
(In thousands except per share amounts)
(Unaudited)
Sales and other revenue:
   Broadcasting                                                    $ 60,798  $ 56,053   $33,044   $30,835
   Milling                                                           53,281    64,344    26,814    32,760
   Real estate                                                        6,143     5,717     3,117     2,905
   Corporate and other, primarily dividends and interest income       1,918     1,793       928       897
                                                                   --------  --------   -------   -------
                                                                    122,140   127,907    63,903    67,397
                                                                   --------  --------   -------   -------
Costs and expenses:
   Cost of products and services sold                                76,395    81,327    38,422    41,251
   Selling expenses                                                   9,468     9,012     4,950     4,681
   General, administrative and other expenses                        18,676    18,194     9,197     9,251
                                                                   --------  --------   -------   -------
                                                                    104,539   108,533    52,569    55,183
                                                                   --------  --------   -------   -------
Income from operations
   Broadcasting                                                      14,867    15,914    10,058    10,654
   Milling                                                              465     1,449       129       625
   Real estate                                                        2,058     1,705     1,076       883
   Corporate and other                                                  211       306        71        52
                                                                   --------  --------   -------   -------
                                                                     17,601    19,374    11,334    12,214
Interest expense                                                      2,474     2,790     1,197     1,408
                                                                   --------  --------   -------   -------
Income before provision for income taxes                             15,127    16,584    10,137    10,806
Provision for federal and state income taxes                          5,195     5,668     3,580     3,771
                                                                   --------  --------   -------   -------
Net income                                                         $  9,932  $ 10,916   $ 6,557   $ 7,035
                                                                   --------  --------   -------   -------

Net income per share                                                  $1.16     $1.28      $.77      $.82

Net income per share assuming dilution                                $1.16     $1.27      $.76      $.82

Weighted average number of shares outstanding                         8,539     8,533     8,541     8,535

Weighted average number of shares outstanding assuming dilution       8,592     8,573     8,603     8,582

Dividends declared per share                                           $.50                $.25

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                         JUNE 30    DECEMBER 31
                                                                          1998         1997
                                                                       -----------  -----------
(In thousands except share amounts)                                    (Unaudited)
ASSETS
Current Assets:
   Cash and short-term cash investments                                  $  4,174      $  6,337
   Receivables                                                             41,125        44,623
   Inventories                                                             13,199        14,537
   Prepaid expenses                                                         3,880         6,922
   Television and radio broadcast rights                                    3,657         6,912
                                                                         --------      --------
      Total current assets                                                 66,035        79,331
                                                                         --------      --------
Marketable Securities, at market value                                    139,293       149,616
                                                                         --------      --------
Other Assets:
   Cash value of life insurance and retirement deposits                    12,634        10,052
   Television and radio broadcast rights                                      212           170
   Intangible assets, net of amortization                                  49,307        49,533
   Investments in equity investees                                          8,692         4,478
   Other                                                                    2,717         3,117
                                                                         --------      --------
                                                                           73,562        67,350
                                                                         --------      --------
Property, Plant and Equipment, net                                        143,030       142,456
                                                                         --------      --------
                                                                         $421,920      $438,753
                                                                         --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                         $ 15,403      $ 18,363
   Trade accounts payable                                                   7,658         8,117
   Accrued payroll and related benefits                                     3,683         5,274
   Television and radio broadcast rights payable                            2,114         6,846
   Income taxes payable                                                     2,080           617
   Other current liabilities                                                2,864         3,778
                                                                         --------      --------
      Total current liabilities                                            33,802        42,995
                                                                         --------      --------
Long-term Debt, net of current maturities                                  51,964        55,615
                                                                         --------      --------
Other Liabilities:
   Accrued retirement benefits                                             12,449        12,059
   Deferred income taxes                                                   56,747        60,495
   Television and radio broadcast rights payable, long-term portion           130            24
   Deposits and retainage payable                                             715           681
                                                                         --------      --------
                                                                           70,041        73,259
                                                                         --------      --------
Minority Interests                                                             33            33
                                                                         --------      --------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $1.25 par value;
   issued 8,541,962 in 1998 and 8,535,432 in 1997                          10,677        10,669
   Capital in excess of par                                                   603           277
Accumulated other comprehensive income - unrealized gain
on marketable securities, net of deferred
income taxes of $48,365 in 1998 and $51,977 in 1997                        89,818        96,529
   Retained earnings                                                      164,982       159,376
                                                                         --------      --------
                                                                          266,080       266,851
                                                                         --------      --------
                                                                         $421,920      $438,753
                                                                         --------      --------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                  1998       1997
                                                                ---------  ---------
(In thousands) (Unaudited)
Cash flows from operating activities:
 Net income                                                     $  9,932   $ 10,916
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                   6,592      5,960
   Increase in noncurrent deferred income taxes                     (136)       (42)
   Issuance of stock pursuant to vested stock rights
    and related tax benefit                                          293        187
   Loss on sale of property, plant and equipment                     259
 Change in operating assets and liabilities:
  Receivables                                                      3,498      4,354
  Inventories                                                      1,338     (1,340)
  Prepaid expenses                                                 3,042      2,734
  Cash value of life insurance and retirement deposits            (2,582)      (359)
  Income taxes payable                                             1,463        670
  Trade accounts payable, accrued payroll and related
   benefits and other current liabilities                         (2,964)    (5,508)
  Other assets                                                       400       (175)
  Accrued retirement benefits                                        390       (227)
  Deposits and retainage payable                                      34         53
 Amortization of television and radio broadcast rights             5,274      4,065
 Payments for television and radio broadcast rights               (6,687)    (5,475)
                                                                --------   --------
    Net cash provided by operating activities                     20,146     15,813
                                                                --------   --------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment                 601
 Investments in equity investees                                  (4,214)    (1,829)
 Purchase assets of radio stations                                  (427)    (3,949)
 Purchase of property, plant and equipment                        (7,373)    (8,823)
                                                                --------   --------
    Net cash used in investing activities                        (11,413)   (14,601)
                                                                --------   --------
Cash flows from financing activities:
 Net borrowings under notes payable                               (3,008)     5,571
 Payments on borrowing agreements and mortgage loans              (3,603)    (3,548)
 Proceeds from exercise of stock options                              41         29
 Cash dividends paid                                              (4,326)    (4,231)
                                                                --------   --------
    Net cash used in financing activities                        (10,896)    (2,179)
                                                                --------   --------
Net decrease in cash and short-term cash investments              (2,163)      (967)
Cash and short-term cash investments, beginning of period          6,337      5,116
                                                                --------   --------
Cash and short-term cash investments, end of period             $  4,174   $  4,149
                                                                --------   --------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                             SIX MONTHS ENDED   THREE MONTHS ENDED
                                                                   JUNE 30            JUNE 30
                                                               1998     1997       1998      1997
                                                             --------  -------  ----------  -------
(In thousands) (Unaudited)
Net income                                                   $ 9,932   $10,916   $  6,557   $ 7,035
Other comprehensive income  unrealized gain on marketable
   securities, net of deferred income taxes                   (6,711)   14,348    (18,557)   13,369
                                                             -------   -------   --------   -------
Comprehensive income                                         $ 3,221   $25,264   $(12,000)  $20,404
                                                             -------   -------   --------   -------

          See accompanying notes to consolidated financial statements

                             FISHER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1997 filed on March 27, 1998 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain prior year balances have been reclassified to conform to the 1998 presentation.

2. In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which changed the Company's presentation and calculation of earnings per share. Net income per share represents net income divided by the weighted average number of shares outstanding during the period. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method. Per share amounts for the three and six month periods ended June 30, 1997 have been retroactively adjusted to this new presentation. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ended December 31, 2000. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

3.   Inventories are summarized as follows (in thousands):

                                        June 30                  December 31
                                         1998                        1997
                                        -------                  -----------
     Finished products                   $4,215                    $ 5,114
     Raw materials                        8,832                      9,258
     Spare parts and supplies               152                        165
                                        -------                    -------
                                        $13,199                    $14,537
                                        =======                    =======

4. In December 1996 an annual dividend in the amount of $.98 per share was declared, payable quarterly during 1997 at the rate of $.245 per share. In December 1997, March 1998, and April 1998 a quarterly dividend in the amount of $.25 per share was declared, payable in March, June, and September 1998, respectively.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATIONS


This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and six month periods ended June 30, 1998 compared with the similar periods in 1997.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

Sales and other revenue
-----------------------

Six months ended June 30               1998      % Change       1997
                                   $122,140,000    -4.5%    $127,907,000

Sales and other revenue increased 8.5% and 7.4% for broadcasting and real estate operations, respectively, in the six months ended June 30, 1998, while milling operations experienced a decline of 17.2%. Revenue of the corporate segment increased 7.0% as a result of increases in dividends from marketable securities.

Cost of products and services sold
----------------------------------

Six months ended June 30               1998      % Change       1997
                                   $76,395,000     -6.1%    $81,327,000

  Percentage of revenue               62.5%                     63.6%

The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, offset by increased costs to acquire, produce, and promote broadcast programming. The gross margin percentage from broadcasting operations declined as a result of increased programming costs. The gross margin percentage from milling operations remained constant. Margin from real estate operations improved due to revenue growth.

Selling expenses
----------------

Six months ended June 30               1998      % Change       1997
                                    $9,468,000      5.1%     $9,012,000

  Percentage of revenue                7.8%                     7.0%

Selling expenses increased as a result of increased commissions and related expenses attributable to increased broadcasting revenue, partially offset by a decrease in selling expenses at the milling segment due to lower sales.

General and administrative expenses
-----------------------------------

Six months ended June 30        1998        % Change         1997
                             $18,676,000        2.7%      $18,194,000
   Percentage of revenue        15.3%                        14.2%

The increase in general and administrative expenses incurred in 1998 is largely attributable to provision for anticipated losses recorded in the broadcasting segment. General and administrative expenses declined at the milling segment as a result of emphasis on expense control. The corporate segment experienced an increase due to increased personnel and other administrative expense.

Interest expense
----------------

Six months ended June 30        1998        % Change         1997
                              $2,474,000      -11.3%       $2,790,000

Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998. The average interest rate was 7.14% in 1998 and 7.03% in 1997.

Provision for federal and state income taxes
--------------------------------------------

Six months ended June 30        1998        % Change         1997
                              $5,195,000      -8.4%        $5,668,000
  Effective tax rate            34.3%                        34.2%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Sales and other revenue
-----------------------

Three months ended June 30      1998        % Change         1997
                             $63,903,000      -5.2%       $67,397,000

Sales and other revenue increased 7.2% and 7.3% for broadcasting and real estate operations, respectively, in the three months ended June 30, 1998, while milling operations experienced a decline of 18.2%. Revenue of the corporate segment increased 3.5% as a result of increases in dividends from marketable securities.

Cost of products and services sold
----------------------------------

Three months ended June 30      1998        % Change         1997
                             $38,422,000      -6.9%       $41,251,000
  Percentage of revenue         60.1%                        61.2%

The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, offset by increased costs to acquire, produce, and promote broadcast programming. The gross margin percentage from broadcasting declined as a result of increased programming costs. The gross margin percentage from milling operations remained constant. Margin from real estate operations improved due to revenue growth.

Selling expenses
----------------

Three months ended June 30        1998      % Change      1997
                               $4,950,000      5.7%     $4,681,000
  Percentage of revenue           7.7%                    6.9%

Selling expenses increased as a result of increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses at the milling segment remained relatively constant between the two periods, notwithstanding declining revenue, as a result of efforts to increase sales at the Southern California food distribution operation.

General and administrative expenses
-----------------------------------

Three months ended June 30        1998      % Change      1997
                                $9,197,000    -0.6%     $9,251,000
  Percentage of revenue           14.4%                   13.7%

General and administrative expenses declined at the milling segment as a result of emphasis on expense control. The broadcasting and corporate segments each experienced a modest increase due to increased personnel and other administrative expense. The increase in general and administrative expense as a percentage of revenue is due to a decline in revenue.

Interest expense
----------------

Three months ended June 30        1998      % Change      1997
                                $1,197,000   -14.9%     $1,408,000

Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998. As discussed above, the average interest rate in 1998 was slightly higher than in 1997.

Provision for federal and state income taxes
--------------------------------------------

Three months ended June 30        1998      % Change      1997
                                $3,580,000    -5.1%     $3,771,000
  Effective tax rate              35.3%                   34.9%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate typically is lower than the statutory rate due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. During the second quarter of 1998, a greater proportion of pre-tax income was subject to state income tax (income earned in Washington State is not subject to state income tax) compared to second quarter 1997 and the first half of both years, with the result that the effective rate for the period exceeded the statutory rate.

BROADCASTING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

Sales and other revenue
-----------------------

Six months ended June 30                 1998       % Change      1997
                                      $60,798,000     8.5%     $56,053,000

Revenue from KOMO Television in Seattle increased approximately $2,400,000 during the six months ended June 30, 1998 while revenue from KATU Television in Portland increased approximately $1,600,000. Both stations experienced increases in local and national advertising. Revenue from radio operations increased approximately $660,000, including $290,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) and $390,000 from the nineteen small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined modestly from 1997.

Income from operations
----------------------

Six months ended June 30                 1998       % Change      1997
                                      $14,867,000     -6.6%    $15,914,000

 Percentage of revenue                   24.4%                    28.4%


Compared with 1997, operating results during the six-months ended June 30, 1998 were mixed. Declines in operating income from Seattle television and radio operations and Portland radio operations were not entirely offset by increased income from Portland television and small market radio operations. Operating expenses at the broadcasting segment increased 13.0% in 1998 largely due to increased costs to acquire, produce and promote broadcast programming. 1998 results also include provision, recorded in the first quarter, for anticipated losses incurred from (i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Sales and other revenue
-----------------------

Six months ended June 30                 1998       % Change      1997
                                      $33,044,000     7.2%     $30,835,000

Revenue from both television stations increased approximately $900,000 each during the second quarter of 1998, with both stations experiencing increases in local and national advertising. Revenue from radio operations increased approximately $350,000, including $150,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) and $225,000 from the nineteen small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined modestly from 1997.

Income from operations
----------------------

Three months ended June 30               1998       % Change      1997
                                      $10,058,000    -5.6%     $10,654,000

 Percentage of revenue                   30.4%                    34.5%

Second quarter 1998 results were similar to results for the first half, as declines in operating income from Seattle television and radio operations and Portland radio operations were not entirely offset by increased income from Portland television and small market radio operations. Second quarter 1998 operating expenses at the broadcasting segment increased 13.4% largely due to increased costs to acquire, produce and promote broadcast programming.

MILLING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

Sales and other revenue
-----------------------

Six months ended June 30                 1998       % Change      1997
                                      $53,281,000    -17.2%   $64,344,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1998 average wheat prices were lower than in 1997, with the result that average flour prices in 1998 were 6% lower than in 1997. Flour sales volume also declined 6% during the first half of 1998. In addition, revenue from the food distribution division declined 11%. The decline is due largely to lower sales volume in the Southern California market served by the Rancho Cucamonga Food Distribution Center where reorganization of sales territories and changes in sales personnel during the latter part of 1997, combined with strong competition, continued to negatively impact volume. Declining flour prices also impacted distribution revenue.

Income from operations
----------------------

Six months ended June 30                 1998       % Change      1997
                                       $465,000      -67.9%    $1,449,000

 Percentage of revenue                   0.9%                      2.3%

Income from operations is determined by deducting operating expenses from gross margin on sales. Gross margin percentages at both the milling and food distribution divisions in 1998 were consistent with those of 1997. Operating expenses were 7% lower than in 1997, however that decline did not entirely offset the impact of lower sales volume.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Sales and other revenue
-----------------------

Three months ended June 30               1998       % Change      1997
                                      $26,814,000    -18.2%    $32,760,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. As discussed above, 1998 average wheat prices were lower than in 1997, with the result that average flour prices in 1998 were lower than in 1997. Second quarter flour sales volume also declined 7.5% compared with the second quarter of 1997. Revenue from the food distribution division declined 9% due to the same factors that impacted the first half of the year.

Income from operations
----------------------

Three months ended June 30               1998       % Change      1997
                                       $129,000      -79.4%     $625,000
 Percentage of revenue                   0.5%                     1.9%

Income from operations is determined by deducting operating expenses from gross margin on sales. Second quarter 1998 gross margin percentages at both the milling and food distribution divisions were consistent with those of 1997 and with the first half of 1998. Operating expenses were 7% lower than in 1997, however that decline did not entirely offset the impact of lower sales volume.

REAL ESTATE OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

Sales and other revenue
-----------------------

Six months ended June 30                 1998       % Change      1997
                                      $6,143,000      7.4%     $5,717,000

Real estate revenue increased in 1998 due to higher occupancy levels. Average occupancy during the six months ended June 30, 1998 and 1997 was 98.7% and 96.6%, respectively.

Income from operations
----------------------

Six months ended June 30                 1998       % Change      1997
                                      $2,058,000      20.7%    $1,705,000

 Percentage of revenue                   33.5%                    29.8%

The improvement in operating income is attributable to increased revenue offset by additional depreciation expense. Other operating expenses remained constant compared with 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Sales and other revenue
-----------------------

Three months ended June 30               1998       % Change      1997
                                       $3,117,000     7.3%     $2,905,000

Second quarter 1998 real estate revenue increased due to the higher occupancy levels discussed above.

Income from operations
----------------------

Three months ended June 30               1998       % Change      1997
                                       $1,076,000     21.9%     $883,000
 Percentage of revenue                   34.6%                    30.4%

The improvement in operating income is attributable to increased revenue. Depreciation expense remained constant in the two periods. Second quarter 1998 operating expenses increased 2% ($20,000) compared with second quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of $32,233,000 and cash and short-term cash investments totaling $4,174,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a five-year unsecured revolving line of credit from a bank in a maximum amount of $100,000,000 to finance construction of the KOMO Block Project, a new broadcast center for KOMO Television, and for working capital and other general corporate purposes. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios.

Net cash provided by operating activities during the six months ended June 30, 1998 was $19,887,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $11,154,000, consisting of $6,513,000 for purchase of property, plant and equipment used in operations, $427,000 to purchase assets of radio stations, and $4,214,000 for additional investment in a limited liability company formed to construct and operate a compact flour mill in Blackfoot, Idaho in which the milling subsidiary is a 50% member. Net cash used in financing activities was $10,896,000, including payment of $3,008,000 on notes payable and $3,603,000 on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $4,326,000 or $.25 per share.

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

PART II
                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Shareholders was held April 30, 1998. The five nominees elected to the Board of Directors for three year terms expiring in 2001 are listed below. There were no broker non-votes with respect to any of the nominees.

                                     Votes        Votes
                                      For        Withheld
                                   ---------     --------
     Carol H. Fratt                7,635,026        3,202
     Donald G. Graham, Jr.         7,638,028          200
     Donald G. Graham, III         7,635,826        2,402
     W. W. Krippaehne, Jr.         7,637,828          400
     John D. Mangels               7,635,626        2,602

In addition, the stockholders ratified the action of the Board of Directors in appointing Price Waterhouse LLP as independent accountants for 1998 with 7,639,066 shares voted in favor, 762 shares voted against, and 2,300 shares abstaining. There were no broker non-votes with respect to the proposal.

The total number of shares of Common Stock $1.25 par value, outstanding as of March 13, 1998, the record date for the annual meeting, was 8,535,432.

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


                                        FISHER COMPANIES INC.
                                            (Registrant)



Dated   August 12, 1998                  /s/ William W. Krippaehne, Jr.
      -------------------               -------------------------------------
                                        William W. Krippaehne, Jr.
                                        President and Chief Executive Officer


Dated   August 12, 1998                  /s/ David D. Hillard
      -------------------               -------------------------------------
                                        David D. Hillard
                                        Senior Vice President and
                                        Chief Financial Officer