Form 10-Q
period 1998-09-30
FISHER COMPANIES INC
filed 1998-11-13
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ____________________

                        Commission File Number  0-22439


                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


               WASHINGTON                            91-0222175
          --------------------                   -------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization             Identification Number

                             1525 ONE UNION SQUARE
                             600 University Street
                      SEATTLE, WASHINGTON     98101-3185
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

     Common Stock, $1.25 par value, outstanding as of September 30, 1998:
8,542,362

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and nine months ended September 30, 1998 and 1997.

2.   Consolidated Balance Sheet:
     September 30, 1998 and December 31, 1997.

3.   Consolidated Statement of Cash Flows:
     Nine months ended September 30, 1998 and 1997.

4.   Consolidated Statement of Comprehensive Income:
     Three and nine months ended September 30, 1998 and 1997.

5.   Notes to Consolidated Financial Statements.

ITEM 1 -- FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                              NINE MONTHS ENDED       THREE MONTHS ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                               1998        1997       1998        1997
                                            ----------  ----------  ---------  ---------
(In thousands except per share amounts)
Sales and other revenue:
   Broadcasting                              $ 90,271    $ 85,017    $29,473    $28,964
   Milling                                     79,890      95,375     26,609     31,031
   Real estate                                  9,304       8,530      3,161      2,813
   Corporate and other, primarily
    dividends and interest income               3,025       2,773      1,107        980
                                             --------    --------    -------    -------
                                              182,490     191,695     60,350     63,788
                                             --------    --------    -------    -------
Costs and expenses:
   Cost of products and services sold         114,405     122,483     38,010     41,156
   Selling expenses                            14,553      13,537      5,085      4,525
   General, administrative and
    other expenses                             28,332      26,759      9,656      8,565
                                             --------    --------    -------    -------
                                              157,290     162,779     52,751     54,246
                                             --------    --------    -------    -------
Income from operations:
   Broadcasting                                21,050      24,081      6,183      8,167
   Milling                                      1,007       1,844        542        395
   Real estate                                  3,236       2,343      1,178        638
   Corporate and other                            (93)        648       (304)       342
                                             --------    --------    -------    -------
                                               25,200      28,916      7,599      9,542
Interest expense                                3,650       4,147      1,176      1,357
                                             --------    --------    -------    -------
Income before provision for income taxes       21,550      24,769      6,423      8,185
Provision for federal and state income taxes    7,526       8,454      2,331      2,786
                                             --------    --------    -------    -------
Net income                                   $ 14,024    $ 16,315    $ 4,092    $ 5,399
                                             --------    --------    -------    -------

Net income per common share                     $1.64       $1.91       $.48       $.63

Net income per common share
 assuming dilution                              $1.64       $1.90       $.48       $.63

Weighted average number of
 shares outstanding                             8,540       8,534      8,542      8,535

Weighted average number of shares
 outstanding assuming dilution                  8,576       8,577      8,580      8,586

Dividends declared per share                     $.75                   $.25

         See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                           September 30   December 31
                                               1998          1997
                                           ------------   -----------
(In thousands except share amounts)         (Unaudited)

ASSETS
Current Assets:
   Cash and short-term cash investments        $  5,318      $  6,337
   Receivables                                   36,115        44,623
   Inventories                                   13,747        14,537
   Prepaid expenses                               3,199         6,922
   Television and radio broadcast rights         11,835         6,912
                                               --------      --------
      Total current assets                       70,214        79,331
                                               --------      --------
Marketable Securities, at market value          127,956       149,616
                                               --------      --------
Other Assets:
   Cash value of life insurance and
    retirement deposits                          12,263        10,052
   Television and radio broadcast rights             74           170
   Intangible assets, net of amortization        48,978        49,533
   Investments in equity investees               13,537         4,478
   Other                                          2,545         3,117
                                               --------      --------
                                                 77,397        67,350
                                               --------      --------
Property, Plant and Equipment, net              146,352       142,456
                                               --------      --------
                                               $421,919      $438,753
                                               --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                               $ 19,242      $ 18,363
   Trade accounts payable                         4,853         8,117
   Accrued payroll and related benefits           4,554         5,274
   Television and radio broadcast
    rights payable                               10,467         6,846
   Income taxes payable                              84           617
   Other current liabilities                      3,752         3,778
                                               --------      --------
      Total current liabilities                  42,952        42,995
                                               --------      --------
Long-term Debt, net of current maturities        51,508        55,615
                                               --------      --------
Other Liabilities:
   Accrued retirement benefits                   12,129        12,059
   Deferred income taxes                         53,113        60,495
   Television and radio broadcast rights
    payable, long-term portion                      633            24
   Deposits and retainage payable                   896           681
                                               --------      --------
                                                 66,771        73,259
                                               --------      --------
Minority Interests                                   33            33
                                               --------      --------
Stockholders' Equity:
   Common stock, shares authorized
    12,000,000, $1.25 par value;
    issued 8,542,362 in 1998 and
    8,535,432 in 1997                            10,678        10,669
   Capital in excess of par                         617           277
Accumulated other comprehensive
 income - unrealized gain
 on marketable securities, net of
 deferred income taxes of $44,396
 in 1998 and $51,977 in 1997                     82,450        96,529
   Retained earnings                            166,910       159,376
                                               --------      --------
                                                260,655       266,851
                                               --------      --------
                                               $421,919      $438,753
                                               --------      --------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                       1998         1997
                                                   -----------  ----------
(In thousands)
Cash flows from operating activities:
 Net income                                         $ 14,024     $ 16,315
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                       9,871        9,034
   Increase in noncurrent deferred
    income taxes                                         199          201
   Issuance of stock pursuant to
    vested stock rights and related
    tax benefit                                          293          191
   Loss on sale of property, plant
    and equipment                                        261
 Change in operating assets and liabilities:
  Receivables                                          8,508        3,671
  Inventories                                            790        1,174
  Prepaid expenses                                     3,723        2,394
  Cash value of life insurance and
   retirement deposits                                (2,211)        (174)
  Other assets                                           572          207
  Trade accounts payable, accrued payroll
   and related benefits and other current
   liabilities                                        (4,010)      (5,326)
  Income taxes payable                                  (533)      (1,344)
  Accrued retirement benefits                             70         (302)
  Deposits and retainage payable                         215           75
 Amortization of television and radio
  broadcast rights                                     6,639        6,342
 Payments for television and radio
  broadcast rights                                    (7,236)      (6,879)
                                                    --------     --------
    Net cash provided by operating activities         31,175       25,579
                                                    --------     --------
Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment                                          601
 Investments in equity investees                      (9,059)      (3,203)
 Purchase assets of radio stations                      (427)      (3,949)
 Purchase of property, plant and equipment           (13,647)     (12,625)
                                                    --------     --------
    Net cash used in investing activities            (22,532)     (19,777)
                                                    --------     --------
Cash flows from financing activities:
 Net borrowings under notes payable                    5,275        6,118
 Payments on borrowing agreements
  and mortgage loans                                  (8,503)      (5,829)
 Proceeds from exercise of stock options                  56           44
 Cash dividends paid                                  (6,490)      (6,346)
                                                    --------     --------
    Net cash used in financing activities             (9,662)      (6,013)
                                                    --------     --------
Net decrease in cash and short-term
 cash investments                                     (1,019)        (211)
Cash and short-term cash investments,
 beginning of period                                   6,337        5,116
                                                    --------     --------
Cash and short-term cash investments,
 end of period                                      $  5,318     $  4,905
                                                    --------     --------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                        NINE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPTEMBER 30        SEPTEMBER 30
                                          1998      1997      1998       1997
                                        ---------  -------  ---------  --------
(In thousands)
Net income                              $ 14,024   $16,315   $ 4,092    $ 5,399
Other comprehensive income-unrealized
 gain on securities, net of deferred
 income taxes                            (14,079)   26,990    (7,368)    12,642
                                        --------   -------   -------    -------
Comprehensive income                    $    (55)  $43,305   $(3,276)   $18,041
                                        --------   -------   -------    -------

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

2. In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which changed the Company's presentation and calculation of earnings per share. Net income per share represents net income divided by the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method. Per share amounts for the three and nine month periods ended September 30, 1997 have been retroactively adjusted to this new presentation. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ended December 31, 2000. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

3.   Inventories are summarized as follows (in thousands):

                             SEPTEMBER 30   DECEMBER 31
                                 1998          1997
                             ------------   -----------
     Finished products          $ 4,026       $ 5,114
     Raw materials                9,569         9,258
     Spare parts and supplies       152           165
                                -------       -------
                                $13,747       $14,537
                                =======       =======

4. In December 1996 an annual dividend in the amount of $.98 per share was declared, payable quarterly during 1997 at the rate of $.245 per share. In December 1997, March 1998, April 1998, and September 1998 a quarterly dividend in the amount of $.25 per share was declared, payable in March, June, September, and December 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and nine month periods ended September 30, 1998 compared to the similar periods in 1997.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                         $182,490,000      -4.8%    $191,695,000

Sales and other revenue increased 6.2% and 9.1% for broadcasting and real estate operations, respectively, in the nine months ended September 30, 1998, while milling operations experienced a decline of 16.2%. Revenue of the corporate segment increased 9.1% as a result of increases in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                         $114,405,000      -6.6%    $122,483,000
Percentage of revenue                        62.7%                      63.9%

The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, offset by increased costs to acquire, produce, and promote broadcast programming. The gross margin percentage from broadcasting operations declined as a result of increased programming costs. The gross margin percentage from milling operations increased as a result of improved milling yield and a reduction of manufacturing expenses per cwt. of flour produced. Margin from real estate operations improved due to revenue growth.

Selling expenses
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                          $14,553,000       7.5%     $13,537,000
Percentage of revenue                         8.0%                       7.1%

Selling expenses increased at the broadcasting segment as a result of increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses increased at the milling segment's Southern California Distribution Center where new products are being introduced and incentives are being offered to stimulate business.

General and administrative expenses
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                           $28,332,000      5.9%     $26,759,000
Percentage of revenue                         15.5%                     14.0%

The increase in general and administrative expenses incurred in 1998 is largely attributable to provision for anticipated losses recorded by the broadcasting segment in the first quarter, and to increased personnel, consulting, and other administrative expense at the corporate segment. General and administrative expenses declined at the milling segment as a result of emphasis on expense control.

Interest expense
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                            $3,650,000     -12.0%     $4,147,000

Interest expense declined in 1998 compared with 1997 as a result of lower average borrowing outstanding during 1998 and the fact that interest relating to costs incurred for construction of the digital broadcasting facility for KOMO Television, which commenced in Spring 1998, is capitalized as a cost of that facility. The average interest rate was 7.1% in 1998 and 7.0% in 1997.

Provision for federal and state income taxes
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                            $7,526,000    -11.0%      $8,454,000
Effective tax rate                            34.9%                     34.1%

The provison for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. During 1998, a greater proportion of pre-tax income was subject to state income tax (income earned in Washington State is not subject to state income tax) compares to 1997, with the result that the effective rate has increased.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                           $60,350,000      -5.4%    $63,788,000

Sales and other revenue increased 1.8% and 12.4% for broadcasting and real estate operations, respectively, in the three months ended September 30, 1998, while milling operations experienced a decline of 14.3%. Revenue of the corporate segment increased 12.9% as a result of increases in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                           $38,010,000     -7.6%     $41,156,000
Percentage of revenue                         63.0%                     64.5%

The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, offset by increased costs to acquire, produce, and promote broadcast programming. The gross margin percentage from broadcasting declined as a result of increased programming costs. The gross margin percentage from milling operations increased as a result of improved milling yield and a reduction of manufacturing expenses per cwt. of flour produced. Margin from real estate operations improved due to revenue growth.

Selling expense
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $5,085,000     12.4%      $4,525,000
Percentage of revenue                          8.4%                      7.1%

Selling expenses increased as a result of increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses increased at the milling segment's Southern California Distribution Center where new products are being introduced and incentives are being offered to stimulate business.

General and administrative expenses
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $9,656,000      12.7%     $8,565,000
Percentage of revenue                         16.0%                     13.4%

General and administrative expenses increased at the broadcasting, milling, and corporate segments, and declined modestly at the real estate segment. The increased expenses generally relate to higher personnel, consulting, and other administrative costs.

Interest expense
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $1,176,000     -13.3%     $1,357,000

Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998 and the fact that interest relating to costs incurred for construction of the digital broadcasting facility for KOMO Television, which commenced in Spring 1998, is capitalized as a cost of that facility. As discussed above, the average interest rate in 1998 was slightly higher than in 1997.

Provision for federal and state income taxes
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $2,331,000     -16.3%     $2,786,000
Effective tax rate                            36.3%                     34.0%

The provision for federal and state income taxes varies directly with pre-tax income. the effective tax rate typically is lower than the statutory rate due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. During the third quarter of 1998, a greater proportion of pre-tax income was subject to state income tax (income earned in Washington State is not subject to state income tax) compared to third quarter 1997, with the result that the effective rate for the period exceeded the statutory rate.

BROADCASTING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                           $90,271,000       6.2%    $85,017,000

Revenue from KOMO Television in Seattle increased approximately $1,200,000 during the nine months ended September 30, 1998 while revenue from KATU Television in Portland increased approximately $2,200,000. Both stations experienced increases in national advertising. KATU also experienced increased local revenue, while KOMO reported a decline. Revenue from radio operations increased approximately $1,800,000, including $1,100,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM), $500,000 from the nineteen small market stations in Montana and Eastern Washington, and $200,000 from Portland radio operations (KWJJ-FM and KOTK). 1998 political revenue earned by the broadcasting segment was more than double the amount earned in 1997.

Income from operations
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                           $21,050,000     -12.6%    $24,081,000
Percentage of revenue                         23.3%                     28.3%

Compared with 1997, operating results during the nine months ended September 30, 1998 were mixed. Declines in operating income from Seattle television and radio operations and Portland radio operations were not entirely offset by increased income from Portland television, small market radio operations, and the satellite technology division. Operating expenses at the broadcasting segment increased 12.0% in 1998 largely due to increased costs to acquire, produce and promote broadcast programming and selling expenses incurred as a result of an overall increase in revenue. 1998 results also include provision, recorded in the first quarter, for anticipated losses incurred from (i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                           $29,473,000       1.8%    $28,964,000

Revenue from KATU Television increased approximately $600,000 during the third quarter of 1998, while KOMO Television reported a decline of approximately $1,250,000. Local advertising revenue increased at KATU. Both television stations experienced declines in national advertising. Revenue from radio operations increased approximately $1,200,000, including $850,000 from the Company's Seattle radio stations, $125,000 from small market stations, and $175,000 from Portland radio operations. All stations reported significant political revenue during the quarter.

Income from operations
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $6,183,000     -24.3%     $8,167,000
Percentage of revenue                         21.0%                     28.2%

Third quarter 1998 results were similar to results for the first nine months, as declines in operating income from Seattle television and radio operations and Portland radio operations were not entirely offset by increased income from Portland television and small market radio operations. Third quarter 1998 operating expenses at the broadcasting segment increased 16.6% largely due to increased costs to acquire, produce and promote broadcast programming and selling expenses incurred as a result of an overall increase in revenue.

MILLING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                           $79,890,000     -16.2%    $95,375,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1998 average wheat prices were lower than in 1997, with the result that average flour prices in 1998 were 9% lower than in 1997. Flour sales volume also declined 6% during the first nine months of 1998. In addition, revenue from the food distribution division declined 11%. The decline is due largely to lower sales volume in the Southern California market served by the Rancho Cucamonga Food Distribution Center where reorganization of sales territories and changes in sales personnel during the latter part of 1997, combined with strong competition, continued to negatively impact volume. Declining flour prices also impacted distribution revenue.

Income from operations
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                            $1,007,000     -45.4%     $1,844,000
Percentage of revenue                          1.3%                      1.9%

Income from operations is determined by deducting operating expenses from gross margin on sales. Gross margin percentages at both the milling and food distribution divisions increased in 1998 as milling yields improved and manufacturing costs per cwt. were reduced. Operating expenses increased modestly compared with 1997, however emphasis on expense control did not entirely offset the impact of lower sales volume.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
-------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                           $26,609,000     -14.3%    $31,031,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. As discussed above, 1998 average wheat prices were lower than in 1997, with the result that average flour prices in 1998 were lower than in 1997. Third quarter flour sales volume also declined 6% compared with the third quarter of 1997. Revenue from the food distribution division increased modestly during the quarter as increased revenue earned by the Portland Distribution Center exceeded declines at the Seattle and Southern California locations.

Income from operations
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $542,000       37.5%      $395,000
Percentage of revenue                          2.0%                      1.3%

Income from operations is determined by deducting operating expenses from gross margin on sales. Third quarter 1998 gross margin percentages improved compared with 1997, and the first nine months of 1998, as milling yields improved and manufacturing costs per cwt. were reduced. Operating expenses increased 16% compared with third quarter 1997.


REAL ESTATE OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                            $9,304,000      9.1%      $8,530,000

Real estate revenue increased in 1998 due to higher occupancy levels and increasing rental rates. Average occupancy during the nine months ended September 30, 1998 and 1997 was 98.2% and 93.3%, respectively.

Income from operations
--------------------------------------------------------------------------------
Nine months ended September 30                1998       % Change       1997
                                            $3,236,000      38.1%     $2,343,000
Percentage of revenue                         34.8%                     27.5%


The improvement in operating income is attributable to increased revenue. Overall operating expenses and depreciation declined modestly compared with 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $3,161,000      12.4%     $2,813,000

Third quarter 1998 real estate revenue increased due to the higher occupancy levels and rental rates discussed above.

Income from operations
--------------------------------------------------------------------------------
Three months ended September 30               1998       % Change       1997
                                            $1,178,000      84.6%     $638,000
Percentage of revenue                         37.3%                     22.7%

The improvement in operating income is attributable to increased revenue. Overall operating expenses and depreciation declined 10% and 8%, respectively, compared with third quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had working capital of $27,262,000 and cash and short-term cash investments totaling $5,318,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a five-year unsecured revolving line of credit from a bank in a maximum amount of $100,000,000 to finance construction of a new digital broadcasting facility for KOMO Television (to be called Fisher Plaza), and for working capital and other general corporate purposes. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. Net cash provided by operating activities during the nine months ended September 30, 1998 was $31,175,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $22,532,000, consisting of $13,647,000 for purchase of property, plant and equipment used in operations, including construction of Fisher Plaza, $427,000 to purchase assets of radio stations, and $9,059,000 for additional investment in a limited liability company formed to construct and operate a compact flour mill in Blackfoot, Idaho in which the milling subsidiary is a 50% member. Net cash used in financing activities was $9,662,000, consisting of net borrowings of $5,275,000 under lines of credit and notes from shareholders and directors reduced by payment of $8,503,000 on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $6,490,000 or $.25 per share.

YEAR 2000

The YEAR 2000 or Y2K problem is predictable in its timing, but unpredictable in its effects. In order to conserve limited computer memory, many programs were written using only two digits to write a date, so that 1999 was represented as
99. But, as 99 is a higher number than 00, these programs do not recognize the year 2000, instead reverting back to the year 1900. As a result, as we approach the year 2000, computer systems and software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures, and in August 1998 established a Y2K Task Force to address Year 2000 risks. The Y2K Task Force, comprised of senior management from each of the Company's business segments and third party consultants, is leading the Year 2000 risk management efforts. The Y2K Task Force is coordinating the identification and testing of computer hardware and software applications that will attempt to ensure availability and integrity of the information systems and the reliability of the operational systems and manufacturing processes utilized by the Company or its subsidiaries. The Company expects the review and testing to be a vital, ongoing process leading up to and beyond the century change. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.

The Company also faces risk to the extent suppliers of products, services, and systems relied upon by the Company and others with whom the Company or its subsidiaries transacts business do not comply with Year 2000 requirements. In the event any such third parties cannot provide the Company or its subsidiaries with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company or its subsidiaries, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase, the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues.

The Company has adopted a five-step process toward Year 2000 readiness:

                           Projected Completion Date

1)           Internal Systems Inventory         1st Quarter 1999
2)           Systems Testing and Repairs        1st Quarter 1999
3)           External Risk Assessment           2nd Quarter 1999
4)           Contingency Planning               4th Quarter 1999
5)           Catastrophic Risk Transfer         2nd Quarter 1999


The Company is also assessing the potential overall impact of the impending century change on its business, results of operations, and financial position. Since the Year 2000 problem is pervasive, there can be no assurance that the Company will identify and remediate all significant Year 2000 problems, or that such problems will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

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

PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In March, 1998 Terry Barrans, President and CEO of the Company's milling subsidiary, was diagnosed with colon cancer. Mr. Barrans is currently undergoing chemotherapy and radiation treatment. The prognosis for Mr. Barrans and the impact of his illness on the Company or the milling subsidiary is uncertain. In September, 1998 R. Bryce Seidl joined Fisher Mills as Executive Vice President and Chief Operating Officer. Mr. Siedl will be responsible for day-to-day management of the milling and food distribution divisions.

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


                                       FISHER COMPANIES INC.
                                           (Registrant)


Dated  November 12, 1998               /s/ William W. Krippaehne, Jr.
                                       William W. Krippaehne, Jr.
                                       President and Chief Executive Officer


Dated  November 12, 1998               /s/ David D. Hillard
                                       David D. Hillard
                                       Senior Vice President and Chief
                                       Financial Officer