Form 10-K
period 1998-12-31
FISHER COMPANIES INC
filed 1999-03-29
CIK 1034669

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1999, based on the last sale price quoted on the OTC Bulletin Board, was approximately $320,161,000.

   The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1999 was:

         Title of Class                        Number of Shares Outstanding
         --------------                        ----------------------------
 Common Stock, $1.25 Par Value                      8,542,384 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 1999, are incorporated by reference under Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS.

     Through its operating subsidiaries, Fisher Companies Inc. (the "Company") is actively engaged in television and radio broadcasting, the operation of satellite teleports, the exploitation of other emerging technologies, and television programming production and syndication; flour milling and bakery products distribution; and real estate investment and proprietary property management. The Company provides direction and guidance to its operating subsidiaries.

     Note 10 to the Consolidated Financial Statements contains information regarding the Company's industry segments for the years ended December 31, 1998, 1997, and 1996.

                            BROADCASTING OPERATIONS

                                 INTRODUCTION

  The Company's broadcasting operations are conducted through Fisher Broadcasting Inc. ("Fisher Broadcasting"), a Washington corporation. The Company owns all of the outstanding capital stock of Fisher Broadcasting, except that 3% of the outstanding shares of a class of nonvoting participating preferred stock is owned by third parties. Fisher Broadcasting owns and operates, directly or through subsidiaries in Washington, Oregon and Montana, two network-affiliated television stations, 25 radio stations, and two broadcast satellite teleports, and provides emerging media development services. Fisher Broadcasting's television stations reach nearly 2,500,000 households, or 2.5% of all U.S. television households. Its radio stations collectively represent the 25th largest radio group in the U.S. by revenue size, with over $38,000,000 in annual advertising sales. (Broadcasting and Cable, Oct. 12, 1998). Fisher Broadcasting's satellite teleports serve many of the Northwest's businesses and news organizations.

  Both of Fisher Broadcasting's television stations are located in top 25 television markets: KOMO TV 4 (ABC) Seattle-Tacoma, Washington, market rank 12; and KATU Television 2 (ABC), Portland, Oregon, market rank 23. See Broadcasting Operations - "Television - KOMO TV" and - "Television - KATU Television." Fisher Broadcasting's stations are rated either number one or two in overall audience delivery in their respective markets. Fisher Broadcasting's radio operations are concentrated in large, medium and small markets located in Washington, Oregon and Montana (see "Broadcasting Operations - Radio - Seattle Radio Market; Portland Radio Market; and - Medium - and Small - Market Radio Operations").

  Fisher Communications Inc. ("FishComm"), a wholly owned subsidiary of Fisher Broadcasting, owns and operates Fisher Broadcasting's satellite teleport services, Internet services, and emerging media development operations.

  As of December 31, 1998, Fisher Broadcasting employed 740 full- and part-time employees.

                                  TELEVISION

General Overview

  Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations that broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

  Television station revenues are primarily derived from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation and studio rental and commercial production activities. Broadcast television stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. Events outside the Company's control can adversely affect advertising revenues. For example, the Company has experienced declines in advertising revenue during some periods as a result of strikes in major industries and as a result of acquisitions of advertising clients by buyers that do not place advertising with company stations.

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

  Historically, three major broadcast networks, ABC, CBS, and NBC, dominated broadcast television. In recent years, The Fox Network ("Fox") has effectively evolved into the fourth major network, although the hours of network programming produced by Fox for its affiliated stations are fewer than those produced by the other three major networks. In addition, the United-Paramount Network ("UPN") and the Warner Brothers Network ("WB") have launched new television networks with a limited amount of weekly programming (see "Broadcasting Operations - Television - Network Affiliations").

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

  An affiliate of UPN or WB receives a smaller portion of its programming from the network compared to an affiliate of NBC, ABC, CBS or Fox. Currently, UPN and WB provide 10 hours and 11 hours, respectively, of programming per week to their affiliates. As a result of the smaller amount of programming provided by their networks, affiliates of UPN or WB must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained from the sale of such time than stations affiliated with the major networks.

  Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system and other multichannel operators and programmers and newspapers serving the same market. Traditional network programming, and recently Fox programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time are available for sale by independent stations and Fox affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues that is greater than their share of the market's audience.

  Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations only competed with each other in local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations, and marketplace choices expanded with the growth of independent stations, cable television services, wireless cable, and direct broadcast satellites.

  Cable television systems were first installed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any of the major broadcast networks. The advertising share of cable networks increased during the 1980s and 1990s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.

  Fisher Broadcasting believes that the market shares of television stations affiliated with NBC, ABC and CBS declined during the 1990's primarily because of the emergence of Fox and certain strong independent stations and, secondarily, because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which have further expanded the number of programming alternatives available to household audiences.

  Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and cable or wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all digital delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. Fisher Broadcasting is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of Fisher Broadcasting's operations.

Competition

  Competition in the television industry, including the markets in which Fisher Broadcasting's stations compete, takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as use of local marketing agreements ("LMAs") and joint sales agreements ("JSAs"), and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the broadcasting business in general and Fisher Broadcasting's business in particular.

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

  Fisher Broadcasting's stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable and alternate methods of television distribution. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and also by serving as a distribution system for non-broadcast programming originated on the cable system. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so in the future, the increased competition for local news audiences could have an adverse effect on Fisher Broadcasting's advertising revenues.

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

  Advertising. Advertising rates are based upon the size of the market in which a station operates, a program's popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces, and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates are also determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Fisher Broadcasting's stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Fisher Broadcasting's television stations are located in highly competitive markets.

Network Affiliations

  Fisher Broadcasting's television stations are both affiliated with the ABC Television Network. The stations' affiliation agreements with ABC provide each station with the right to broadcast all programs transmitted by the network. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programs. To the extent a station's preemption of network programming exceeds a designated amount, such compensation may be reduced. The payments are also subject to decreases by the network during the term of the affiliation agreement under other circumstances, with provisions for advanced notice. Fisher Broadcasting's ABC affiliation agreements for KOMO TV and KATU expire in 2004. Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC, no assurance can be given that such renewals will be obtained. Also, the networks are seeking to modify the terms of their contracts with affiliates. It is uncertain how the nature of network-affiliate relations will change in the future. The non-renewal or modification of one or both of those agreements could have a material adverse effect on Fisher Broadcasting's results of operations.

KOMO TV, Seattle, Washington

  Market Overview. KOMO TV, an ABC affiliate, operates in the Seattle-Tacoma market, the 12th largest DMA in the nation, with approximately 1.5 million television households and a population of approximately 3.9 million. In 1998, approximately 74% of the population in the DMA subscribed to cable. Major industries in the market include aerospace, biotechnology, forestry, software, telecommunications, transportation, retail and international trade. In 1998 television advertising revenue for the Seattle-Tacoma DMA was over $300 million, as reported by Miller, Kaplan, Arase & Co., an accounting firm that provides the television industry with revenue figures.

  Station Performance. KOMO TV had an average audience share of 13.6%, sign-on to sign-off during 1998. KOMO TV ranked second in its market in 1998, sign-on to sign-off, among six competitors (A.C. Nielsen Company average ratings Feb-Nov, 1998). Fisher Broadcasting believes that KOMO TV has established a strong local presence in the Seattle-Tacoma market through the station's community involvement, local news operation and local non-news programming.

  KOMO TV broadcasts 30 hours per week of scheduled live local news programs. KOMO News 4 has been recognized for excellence by the National Association of Broadcasters, the Radio and Television News Directors' Association, the National Association of Television Arts and Sciences and other organizations that present broadcasting awards.

  KOMO TV broadcasts from its studios in Seattle. During the spring of 1998, Fisher Broadcasting began construction of a new broadcast center with digital equipment that will greatly expedite the transition from analog to digital high definition television broadcasting. Estimated cost of the new building and parking facility is $79,000,000. The project, named Fisher Plaza, is expected to be ready for occupancy during the second quarter of 2000.

KATU Television, Portland, Oregon

  Market Overview. Portland, Oregon ranks as the 23rd largest DMA in the nation, with a population of approximately 2.5 million and approximately 994,000 television households. Approximately 62% of Portland's population subscribed to cable in 1998. Portland maintains a balanced economy based upon services, wholesale/retail and manufacturing. Major employers include high-technology companies such as Intel Corporation, Hewlett-Packard Company and Tektronix, Inc., as well as Nike, Inc., Kaiser Permanente, the United States Government and the State of Oregon.

  Station Performance. KATU, an ABC affiliate, had an average audience share of 15% during 1998, sign-on to sign-off. KATU ranked first in its market in 1998, sign-on to sign-off, among six competitors (A.C. Nielsen Company). KATU currently broadcasts 26 hours per week of scheduled live local news programs. The station has won numerous awards for excellence and has a strong commitment to public affairs and local interest programming. KATU operates from studios in the city of Portland.

Digital/High Definition Television

  In January 1997, KOMO ABC 4 made history by becoming the third television station in the United States to transmit High Definition Digital Television. These transmissions took place over several days and were witnessed by several civic and industry leaders from throughout the Northwest. This milestone was made possible by on-site cooperative efforts of LARCAN Inc., Zenith Electronics Corporation, DiviCom Inc., Dielectric Communications, and the KOMO ABC 4 Engineering Department.

  Finding a way to transmit vast amounts of information in the same size channel (6 MHz) as the current analog standard television system proved to be quite a challenge. The new Digital Television ("DTV") standard, developed after years of research by the broadcast and electronics design community and approved by the FCC in December 1996, was the breakthrough that made such transmission possible. By utilizing this new technology, KOMO became the first station West of the Mississippi to transmit High Definition images.

  DTV brings with it three major changes to the way viewers experience television. First, DTV sets display pictures using a rectangular, wide-screen format, as opposed to the nearly square screens used by current analog TV sets. (In technical terms, this means DTV screens use a "16 by 9" aspect ratio while current analog TV sets use a "4 by 3" aspect ratio. Aspect ratio is the ratio of screen width to screen height.) Because of this new screen shape, watching programs on digital TV sets will be more like watching a movie at the theater, giving more life-like images and allowing the viewer to feel more involved in the action on screen. Second, DTV delivers 6 channels of CD-quality, digital surround sound using the same Dolby Digital technology heard in many movie theaters. Third, DTV can deliver high definition pictures with crisp, photographic quality, and greatly enhanced detail.

  KOMO began transmitting Standard Definition Digital Television signals on KOMO-DT Channel 38, 24 hours a day, for experimental test purposes during Spring 1998. KATU transmitted its first digital signals on KATU-DT Channel 43 during November 1998, which also marked the first High Definition broadcasts by ABC with the airing of feature length films. Both KOMO-DT and KATU-DT are currently equipped with temporary equipment to successfully receive and rebroadcast this programming, which amounts to approximately 4 hours per week, and are therefore transmitting digital signals before the FCC's required "DTV" start-of-service date, which is November 1, 1999.

  During Fall and Winter of 1998-99 KOMO engineers and consultants recorded test measurements of the KOMO channel 38 digital signal from 400 locations throughout the Puget Sound region, utilizing a van that KOMO had specially constructed for this purpose. The results of these tests are now being compiled and will provide information about digital signal coverage over hilly terrain. The test results will assist KOMO engineers to verify antenna performance and determine optimum configuration when KOMO transitions to its full power DTV transmitter and antenna. This information, along with similar tests conducted around the country by other broadcasters, will also help manufacturers design receivers that are capable of handling the reflection and ghosting characteristics of digital television signals.

  Both KOMO and KATU currently pass through the ABC digital signals at reduced power levels pending arrival of new full power digital transmitters, and for KATU completion of a shared use tower currently under construction in Portland,

Oregon. KATU is one of four members in the Sylvan Tower LLC that is constructing the tower, currently anticipated to be complete in late 1999. Production and switching equipment necessary to generate local programming in high definition will ultimately be added. However the speed with which this equipment is installed will depend on several factors. First, the new equipment must become available from vendors. Second, a determination must be made as to the cost vs. technical performance of first generation equipment. Finally, the ultimate success of the conversion to digital television will depend on public acceptance and willingness to buy new digital television sets. Unless initial consumers embrace digital television and purchase enough units to cause home receiver prices to decline, the general public may not switch to the new technology, delaying or preventing its ultimate economic viability.

  KOMO-TV anticipates that it will begin broadcasting from its new studio building during the early part of the year 2000. The new facility is being designed for digital television production, and equipment purchases are being conditioned upon future compatibility with Fisher Broadcasting's digital broadcasting plans.

  KATU anticipates that it will equip its studios for digital program origination as the public begins purchasing digital receivers in large enough quantities to justify the transition.

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

                                     RADIO

General Overview

  Commercial radio broadcasting began in the United States in the early 1920s. There are a limited number of frequencies available for broadcasting in any one geographic area. The license to operate a radio station is granted by the FCC. There are currently two commercial radio broadcast bands, each of which employ different methods of delivering the radio signal to radio receivers. The AM band (amplitude modulation) consists of frequencies from 550 kHz to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 MHz to 107.9 MHz.

  Radio listeners have gradually shifted over the years from AM to FM stations. Stations on the FM band are generally considered to have a competitive advantage over stations that broadcast on the AM band. FM reception is generally clearer than AM and provides greater tonal range and higher fidelity. Music formats that appeal to the younger demographics desired by the majority of advertisers are found almost exclusively on the FM band because of the disparity in the quality of reception. A radio station on the FM band, therefore, has an abundance of choices in format while AM stations tend to be limited to either spoken word formats or musical formats that appeal to adults 55 years of age and older. Nationally, the FM listener share is now in excess of 75%, and approximately 56% of all commercial stations are on the FM band.

  Radio station revenues are derived almost exclusively from local, regional and national advertising. Radio stations generally employ a local sales force to call on local and regional advertisers and contract with a national firm to represent business from outside the market and/or region. Both sales forces are generally compensated by way of a commission on advertising time sold. Because radio stations rely on advertising revenues, they are sensitive to cyclical changes in the economy as well as the quality of the sales force.

  Radio is generally viewed as a highly targetable medium for advertisers. Radio stations are generally classified by their format, such as country, alternative, rock, news/talk, adult contemporary or oldies. A station's format and style of presentation enable it to target certain demographics and psychographics. By capturing a specific audience share of a market's radio listeners, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.

  Most of a radio station's programming is produced locally, although syndicated programs contribute to many stations daily and weekly programming line-ups. These syndicated programs are obtained with either cash payments, barter agreements for air time on the station, or a combination of both. However, the emphasis on local programming provides radio stations with maximum flexibility in programming, retention of nearly its entire commercial inventory, and the revenue from sale of that time.

  Through the early 1970s, a handful of AM radio stations in each market dominated the listening shares. The rise of FM listening, brought about by an industry standard for FM stereo broadcast, essentially doubled the number of viable competitors in each market. In the early and mid-1980s, the FCC awarded additional FM signals to many communities, and a number of broadcasters moved the signals of suburban or rural stations closer to major metropolitan areas, to better cover the larger markets. In the early 1990s, the FCC expanded the AM band to 1700 kHz. The result of this increase in the number of viable competitors has been a significant decline in the listening shares reasonably available to the average radio station. By the late 1980s, the Radio Advertising Bureau estimated that one-third of all licensees were losing money. This, in part, led the FCC to relax its ownership regulations on radio stations and led to the creation of duopolies (ownership of more than one AM or FM station in a given market). The Telecommunications Act of 1996 further eased radio station ownership regulations governing multiple ownership (see "Broadcasting Operations-Licensing and Regulation Applicable to Television and Radio Broadcasting -Multiple Ownership Rules and Cross-Ownership Restrictions"). The common ownership of multiple stations in a single market allows for more aggressive marketing and can drive up the cost per rating point in such market.

  Further advances in technology may increase competition for radio listening shares. New media technologies, such as the delivery of audio programming by satellite, the internet, micro radio, digital audio broadcasting ("DAB") and cable television systems, are either in use currently or in development. Historically, the radio broadcasting industry has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have a material adverse effect on the radio broadcasting industry. The FCC has authorized the use of DAB to deliver audio programming direct from satellite. The Commission is also reviewing a proposal to allow In-Band-On-Channel DAB by existing radio broadcasters. This new technology would allow digital broadcasting by existing radio stations on their existing AM or FM frequencies. Because digital broadcasting is of a high quality, the adoption of proposed rules to allow this technology may increase the value of AM radio stations, by allowing them to broadcast a higher quality audio signal, more closely at parity with FM signals.

Competition

  In recent years, a few companies have acquired large numbers of radio stations. Some of these companies also syndicate radio programs that are aired by Fisher Broadcasting's stations. Some of these large companies also operate radio stations in markets in which Fisher Broadcasting operates, and have much greater overall financial resources available for their operations.

  Competition in the radio industry, including each of the markets in which Fisher Broadcasting's radio stations compete, takes place primarily on two levels: competition for audience, and competition for advertisers. Additional significant factors affecting a radio station's competitive position include assigned frequency and signal strength. Another factor is competition for programming. The radio broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

  Audience. Fisher Broadcasting's radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in ratings (percentage of total population reached), the station is capable of charging a higher rate to advertising agencies, in particular, and direct advertisers, in general. Formats, stations and music in major markets are highly researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. In the early days of radio, and until the early to mid-1970s, many stations programmed a variety of elements to attract larger shares of audience. In today's competitive market, new formats and audience niches have created very targeted advertising vehicles and programming that is highly focused and tightly regulated to appeal to a narrow segment of the population. Formats in one market targeting similar audiences with slight variances in demographic or psychographic appeal may be Classic Rock, Alternative Rock, Adult Album Alternative, and/or Album-Oriented-Rock. Tactical and strategic plans are utilized to attract larger shares of audience through marketing campaigns and promotions. Marketing campaigns through television, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station's cume audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the TSL (time-spent-listening), which works in correlation to cume as a means of establishing a station's share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create other difficulties which can adversely effect the performance of the station. Fisher Broadcasting has experienced this effect.

  Advertising. Advertising rates are based upon the number and mix of media outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers' messages to programming. The amount of paid political advertising on radio fluctuates significantly and follows no particular pattern. Fisher Broadcasting's radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspaper, yellow pages directories, direct mail, and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

  Staff. There is also competition for radio staff. The loss of key staff, including on-air personalities and sales staff, to competitors can, and in some instances has, significantly and adversely affected revenues and earnings of individual Fisher Broadcasting stations.

Seattle Radio Market

  Introduction. Seattle, Washington was recently reclassified from the 13th to the 14th largest radio metropolitan area in the nation due to the introduction of Puerto Rico as a continuously rated market. The Seattle radio market has 20 FM and 31 AM stations licensed to the metro area according to BIA Research Inc. "Investing in Radio 1998."

  Fisher Broadcasting has owned and operated KOMO-AM since December 31, 1926 when the station signed on the air. When changes to FCC regulations allowed multiple station ownership in one market, Fisher Radio Seattle was formed, and Fisher Broadcasting purchased the assets of KVI-AM and KPLZ-FM. Since then, the staffs of all three stations and many operating functions have been consolidated into one facility in downtown Seattle. Station personnel work side-by-side to maximize available resources and talent at a considerable cost savings. In addition, fiber optic links between the radio and television facilities allow resources to be shared with KOMO TV. A more detailed description of Fisher Broadcasting's Seattle radio stations is set forth below.

  KOMO-AM [1000 kHz / 50 kW (day/night), Affiliation: ABC Information Network]. KOMO-AM, known as "KOMO News/Talk 1000," is one of the United States' heritage 50,000 watt radio stations. The station was ranked 14th in the market in 1998 among 51 competitors with a 3.4% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight, according to the Arbitron Company (four-book average). The station's primary target audience is Adults 35-54. KOMO News/Talk 1000 programs a combination of news and talk, featuring a variety of information services such as hourly news, weather, traffic, sports and talk programs concerning local and national news issues. With a staff of eight news journalists, KOMO has one of the largest radio news staffs in the Northwest. KOMO is also the home of University of Washington Husky Sports.

  KVI-AM [570 kHz / 5 kW (day/night), Affiliation: ABC Entertainment Network]. KVI-AM is known as "Talk Radio 570-KVI." During 1998, KVI was a leading talk radio station in Seattle, and ranked sixth overall among the 51 competitors in the market with a 4.2% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average). The station is a mixture of local talk programming featuring local and national hosts. While KVI and KOMO are complimentary formats, they maintain unique identities and format niches in the market.

  KPLZ-FM [101.5 MHz / 100 kW, Affiliation: Independent]. KPLZ-FM is known as "Star 101.5," playing a mix of music from the 80s, 90s and today. During 1998, the station was tied for sixth in the market with a 4.2% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average).

Portland Radio Market

  Introduction. Portland, Oregon was recently reclassified from the 24th to the 25th largest radio metropolitan area in the nation due to the introduction of Puerto Rico as a continuously rated market. The FCC has licensed 14 FM and 25 AM stations in the Portland radio metro area according to BIA Research Inc. "Investing in Radio 1998."

  KOTK AM [1080 kHz / 50 kW (day), 10 kW (night), Affiliation: CNN]. KOTK-AM is known as "Hot Talk 1080 KOTK." During 1998, KOTK-AM was the 20th ranked radio station in the market, with a 1.2% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according to the Arbitron Company (four-book average). The station programs locally and nationally originated talk programming on contemporary topics. KOTK is also the home of University of Portland college basketball.

  KWJJ FM [99.5 MHz/52 kW, Affiliation: Independent]. During 1998, KWJJ-FM was the seventh-ranked radio station in the Portland market, with a 4.7% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according the the Arbitron Company (four-book average). KWJJ-FM, also known as "New Country `JJ 99-5," plays country music from the late 80's to today.

Medium- and Small-Market Radio Operations

  Through Sunbrook, Fisher Broadcasting operates radio stations in five small and medium markets in the northwestern United States. Sunbrook is the leading radio broadcaster in Montana, with 15 radio stations and one construction permit in the four largest markets in the state. Additionally, Sunbrook owns five radio stations that serve the Wenatchee market, a market of approximately 55,000 people in the center of Washington State.

  Sunbrook has sought to acquire under-performing stations in small and medium markets at cash flow multiples that are considerably lower than in larger markets. The relaxation of federal multiple ownership rules has led Sunbrook to expand its holdings within its existing markets. The resulting synergy allows Sunbrook to better serve its communities while enjoying certain economies of scale.

  The following table sets forth general information for each of Sunbrook's stations and the markets they serve.

                                                           # of     Ratings/(1)/          Market Revenue
                                                        Commercial  ------------          --------------
                                                          Radio
                                                         Stations
                                 Dial                     in the    Rank in   Station     Station     $ (in
Market             Station     Position       Power       Market    Market     Share       Share     Thousands)    Format
-----------------------------------------------------------------------------------------------------------------------------------
Billings, MT                                                14                                         $5,800
                    KRKX        94.1 FM       100 kW                  1        22.0%        14%                    Classic Rock
                    KYYA        93.3 FM       100 kW                  6         6.0%        10%                    Adult Contemp
                    KBLG(2)     910 AM        1 kW                    9         4.0%         4%                    News/Talk
                    KCMT(3)     96.3 FM       100 kW                 New        New         New                    Country
Missoula, MT                                              8(4)                                         $4,800
                    KZOQ        100.1 FM      14 kW                   1        24.7%        28%                    Classic Rock
                    KGGL        93.3 FM       43 kW                   4        13.7%        23%                    Country
                    KYLT        1340 AM       1 kW                    7         2.8%         3%                    Oldies
                    KGRZ        1450 AM       1 kW                    8         (9)          1%                    Sports/Talk
                    KBEB(4)     98.1 FM       15.5 kW                (4)        (4)         (4)                       (4)
Great Falls, MT                                              9                                         $3,100
                    KQDI FM     106.1 FM      100 kW                  1        20.4%        18%                    Classic Rock
                    KAAK        98.9 FM       100 kW                  4        11.1%        19%                    Adult Contemp
                    KXGF        1400 AM       1 kW                    7         3.7%         2%                    Pop Standard
                    KQDI AM     1450 AM       1 kW                    7         3.7%         2%                    News/Talk
Butte, MT                                                    5                                         $1,900
                    KMBR        95.5 FM       50 kW                   1        40.7%        23%                    Classic Rock
                    KAAR        92.5 FM       4.5 kW                  3        25.9%        28%                    Country
                    KXTL        1370 AM       5 kW                    5         (9)          5%                    Oldies/Talk
Wenatchee, WA                                                9                                         $3,000
                    KZPH(5)     106.7 FM      3 kW                    1        14.4%         8%                    Classic Rock
                    KWWW(6)     96.7 FM       .4 kW                   2        14.0%        15%                    Adult Contemp
                    KYSN(7)     97.7 FM       3 kW                    3        10.3%        21%                    Country
                    KXAA(8)     99.5 FM       5 kW                    7         7.7%         8%                    Oldies
                    KWWX        1340 AM       1 kW                    8         3.6%         7%                    Spanish

------------------
(1) Ratings information in the above chart refers to average-quarter-hour share of listenership among total persons, Adults 25-54, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: Billings, Montana: Arbitron Ratings, Spring, 1998 Billings Market Report Missoula, Montana: Willhight Research, Spring, 1998, Missoula Market Report Great Falls, Montana: Arbitron Ratings, Spring, 1998 Great Falls Market Report Butte, Montana: Arbitron Ratings, Spring, 1998 Butte-Bozema "Region 8" DMA Report Wenatchee, Washington: Hambleton Resources Audience Measurement, Fall, 1998 Wenatchee Market Report.
(2)  KBLG's power is 1,000 watts days, 63 watts nights.
(3)  KCMT signed on the air November, 1998, and is not listed in any ratings.
(4) Sunbrook is the permittee of a construction permit for FM station KBEB. The station is not yet on the air. Sunbrook has applied to the FCC for approval to amend the permit to allow increased power to 100,000 watts and a change in frequency to 98.5. The station will be licensed to the city of Hamilton, Montana. The number of stations in the Missoula market will increase to 9 when KBEB signs on the air.
(5)  KZPH is licensed to the city of Cashmere, Washington.
(6)  KWWW is licensed to the city of Quincy, Washington.
(7)  KYSN is licensed to the city of East Wenatchee, Washington
(8)  KXAA is licensed to the city of Rock Island, Washington.
(9)  Listenership below minimum reporting standards.

                              PENDING ACQUISITION

  In November 1998, the Company entered into an asset purchase and sale agreement with Retlaw Enterprises, Inc. and its subsidiaries ("Sellers") to purchase substantially all of the Sellers' broadcasting assets. Sellers' broadcasting assets include ten television stations and 50% of the outstanding stock of Southwest Oregon Television Broadcasting Corporation ("SWOT"), an Oregon corporation that owns and operates one television station. The aggregate purchase price is $215 million, including approximately $6 million of working capital. The Company has a commitment from a bank for senior credit facilities to fund the acquisition (see Note 5 to the Consolidated Financial Statements). The closing is subject to FCC approval for transfer of the applicable broadcast licenses. Following the closing, the Company will take ownership of Sellers' ten television stations in the following cities: Yakima and Pasco, Washington; Lewiston, Boise, and Idaho Falls, Idaho; Eugene and Coos Bay, Oregon; Fresno, California; and Columbus and Augusta, Georgia. The Company, following the closing, will also take ownership of 50% of the outstanding stock of SWOT, which is the licensee of a television station in Roseburg, Oregon.

  Although the Company believes that it will receive FCC approval for the transfer of the licenses, there can be no assurance that such approval will be granted. However, pending approval, the Company expects the closing to take place during the latter part of the second quarter of 1999. Risks associated with this acquisition include: increased debt and debt service obligations; Fisher Broadcasting's inexperience in the Retlaw markets and operating television stations in markets smaller than Seattle and Portland; Fisher Broadcasting's inexperience with the Retlaw stations' personnel and possible loss of key personnel; the geographic dispersion of the Retlaw stations; the increased demands on Fisher Broadcasting's executive resources to supervise operations at many more television stations, some of which are distant from Fisher Broadcasting's current operations; and costs and possible difficulties in integrating Retlaw station operations and financial reporting into Fisher Broadcasting.

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

License Renewal, Assignments and Transfers

  Broadcasting licenses for both radio and television stations are currently granted for a maximum of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a television or radio broadcasting license without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with limitations on alien ownership, common ownership of broadcasting, cable and newspaper properties, and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC is required to renew a broadcast license if: the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of either the Communications Act or the FCC's rules; and there have been no other violations by the licensee which taken together would constitute a pattern of abuse. Additionally, in the case of renewal of television licenses, the FCC considers the station's compliance with FCC programming and commercialization rules relating to programming for children. If the incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, such as a conditional renewal, the FCC has the authority to deny the renewal application and permit the submission of competing applications for that frequency.

  Failure to observe FCC rules and policies, including, but not limited to, those discussed herein, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

  While the vast majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting's licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. Both of Fisher Broadcasting's television stations were granted license renewals effective February 1, 1999 for eight year terms ending February 1, 2007. Fisher Broadcasting's and Sunbrook's radio stations in Washington and Oregon were granted license renewals effective February 1, 1998 for eight year terms ending February 1, 2006. The license terms for all of Sunbrook's Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting's FCC licenses could have a material adverse effect on Fisher Broadcasting's television or radio broadcasting operations.

Multiple Ownership Rules and Cross Ownership Restrictions

  The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are interests held by officers and directors of a corporate parent of a broadcast licensee. Pursuant to the Telecommunications Act, the FCC has eliminated the restrictions on the total number of television stations in which a person or entity may have an attributable interest, but instead establishes a national television reach limit of 35%. The Telecommunications Act requires the FCC to conduct a rulemaking proceeding to determine whether the local "duopoly" television ownership rules should be retained, modified or eliminated. The present "duopoly" rules prohibit attributable interests in two or more television stations with overlapping service areas. The FCC initiated the rulemaking proceeding required by the Telecommunications Act in November 1996. Initial comments to the FCC's proposals were received by the FCC on February 7, 1997. This proceeding is currently pending before the FCC without resolution. While the FCC has proposed to allow ownership of television stations where the stations do not have substantial signal overlap and are in separate Designated Market Areas, the majority of comments in the proceeding urged the FCC to adopt a looser standard, thereby allowing more duopolies.

  The statutory prohibition against television station/cable system cross-ownership is repealed in the Telecommunications Act, but the FCC's parallel cross-ownership rule remains in place. The television station/daily newspaper cross-ownership prohibition in the FCC rules was not repealed by the Telecommunications Act. The FCC, however, is conducting a proceeding regarding waivers of that restriction. The Telecommunications Act requires the FCC to review its ownership rules biennially as part of its regulatory reform obligations.

  The FCC imposes less severe restraints on the control or ownership of AM and FM radio stations that serve the same area than are imposed with regard to television stations. Pursuant to the Telecommunications Act, the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the radio stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical radio station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.

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

  In addition, under its cross-interest policy, the FCC considers certain meaningful relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant nonattributable equity or debt interests in a media outlet combined with an attributable interest in another media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the meaningful relationships between competitors could have a significant adverse effect upon economic competition and program diversity.

  A number of television stations have entered into LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

  At present, FCC rules permit television station LMAs, and the licensee of a television station brokering time on another television station is not considered to have an attributable interest in the brokered station. However, in connection with its ongoing rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt rules providing that the licensee of a television station which brokers more than 15% of the time on another television station serving the same market would be deemed to have an attributable interest in the brokered station for purposes of the national and local multiple ownership rules.

   As in television, a number of radio stations have entered into LMAs. The FCC's multiple ownership rules specifically permit radio station LMAs to be entered into and implemented, so long as the licensee of the station which is being programmed under the LMA maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies. For the purposes of the multiple ownership rules, in general, a radio station being programmed pursuant to an LMA by an entity is not considered an attributable ownership interest of that entity unless that entity already owns a radio station in the same market. However, a licensee that owns a radio station in a market, and brokers more than 15% of the time on another station serving the same market (i.e., a station whose principal community contour overlaps that of the owned station), is considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations serve substantially the same area.

  A number of radio (and television) stations have entered into cooperative arrangements commonly known as JSAs. While these agreements may take varying forms, under the typical JSA, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting, and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming.

  The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in connection with its ongoing rulemaking proceeding concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs.

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

Alien Ownership

  Under the Communications Act, broadcast licenses may not be granted to or held by any foreign corporation, or a corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by a foreign corporation, or a corporation in which more than one-fourth of the capital stock is owned of record or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, and without an FCC public interest finding, the Company, which serves as a holding company for its television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens. While the Company does not track the precise percentage of stock owned by Aliens at any particular time, it does take steps to confirm continued compliance with these alien ownership restrictions when it files FCC applications for new stations or major changes in its stations.

Programming and Operation

  The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations must also follow various FCC rules that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, in November 1998, the FCC released the text of a Notice of Proposed Rulemaking, which seeks to fashion a new equal employment opportunities ("EEO") rule. The FCC's former EEO rule as it relates to affirmative action was ruled unconstitutional in 1998 by the U.S. Court of Appeals for the District of Columbia Circuit in Lutheran Church - Missouri Synod v. FCC. Essentially, the FCC's Notice seeks to create an "outreach efforts" rule. The Notice, among other things, seeks comment on whether broadcasters and cable television system operators should be required to use a minimum number of recruiting sources on both a nationwide and local level when filling job vacancies, and, if so, what that minimum number should be. The proposed EEO rule specifically states that broadcasters are not required to consider race or gender in making hiring decisions. In addition, under the proposed rule, the FCC will no longer compare a broadcast station's workforce to the labor force in its community, nor will it require licensees to engage in such comparisons. This EEO proceeding is currently pending before the FCC and Fisher Broadcasting is unable to predict the outcome of this proceeding.

Syndicated Exclusivity/Territorial Exclusivity

  Effective January 1, 1990, the FCC reimposed syndicated exclusivity rules and expanded the existing network non-duplication rules. The syndicated exclusivity rules allow local broadcast stations to require that cable television operators black out certain syndicated, non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called superstations, that serve areas substantially removed from the local community). Under certain circumstances, the network non-duplication rule allows local broadcast network affiliates to require that cable television operators black out duplicative network broadcast programming carried on more distant signals.

Restrictions on Broadcast Advertising

  The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of alcohol, including beer and wine. Fisher Broadcasting cannot predict whether any or all of such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising would have an adverse effect on Fisher Broadcasting's stations' revenues and operating income, as well as the revenues and operating incomes of other stations that carry beer and wine advertising.

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

Closed Captioning

  In late 1998, on reconsideration of its decision earlier that year regarding requirements for closed captioning of video programming, the FCC adopted rules requiring that 100% of all new English-language video programming be closed captioned by January 2006, and all new Spanish-language programming be closed captioned by January 2010. The FCC was required to develop closed captioning rules by the Telecommunications Act. English and Spanish language programming first exhibited prior to January 1, 1998, is subject to different compliance schedules. In all cases, the FCC's new rules require programming distributors to continue to provide captioning at substantially the same level as the average level of captioning that they provided during the first six months of 1997, even if that amount exceeds the benchmarks applicable under the new rules. Certain station and programming categories are exempt from the closed captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

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

  The FCC has adopted regulations effectively requiring television stations to broadcast a minimum of three hours per week of programming designed to meet specifically identifiable educational and informational needs, and interests, of children. Present FCC regulations require that each television station licensee appoint a liaison responsible for children's' programming. Information regarding children's programming and commercialization during such programming is required to be compiled quarterly and made available to the public. This programming information is also required to be filed with the FCC annually. Fisher Broadcasting does not believe that the FCC children's programming regulations described above have, or will have, an adverse effect on the operation of its business.

Cable "Must-Carry" or "Retransmission Consent" Rights

  The 1992 Cable Act requires television broadcasters to make an election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its market, which, in certain circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system and the amount of duplicative programming on a broadcast station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Fisher Broadcasting has executed retransmission consent agreements with all of the cable systems operating within the DMAs of its two television stations. It is the cable industry's desire to eliminate the must-carry provision as the television converts of DTV. Elimination of must-carry could adversely affect Fisher Broadcasting's results of operations.

Satellite Home Viewer Act

  The Satellite Home Viewer Act ("SHVA") permits satellite carriers and direct broadcast satellite carriers to provide to certain satellite dish subscribers a package of network affiliated stations as part of their service offering. This service is not intended to be offered to subscribers who are capable of receiving their local affiliates off the air through the use of conventional rooftop antennas or who have received network affiliated stations by cable within the past 90 days. Furthermore, the package of affiliate stations is intended to be offered only for private home viewing, and not to commercial establishments. The purpose of the SHVA is to facilitate the ability of viewers in so-called "white areas" to receive broadcast network programming when they are unable to receive such programming from a local affiliate, while protecting local affiliates from having the programming of their network imported into their market by satellite carriers. Satellite carriers, however, reportedly have been offering program packages that include the package of network affiliates to large numbers of subscribers residing in the markets of local affiliates. The Courts, the Congress and the FCC have been asked to review the SHVA and the practices of satellite carriers thereunder. Fisher Broadcasting cannot predict what changes, if any, to the SHVA or the practices of satellite carriers thereunder may occur as a result. Nor can Fisher Broadcasting predict whether the SHVA will be reauthorized upon its expiration.

Proposed Legislation and Regulations

  In February 1998, the FCC issued regulations regarding the implementation of advanced television in the United States. These regulations govern a new form of digital telecasting ("DTV") based on technical standards adopted by the FCC in December 1996. DTV is the technology that allows the broadcast and reception of a digital binary code signal, in contrast to the current analog signal, which is transmitted through amplitude and frequency variation of a carrier wave. Digitally transmitted sound and picture data can be compressed, allowing broadcasters to transmit several standard definition pictures within the same amount of spectrum currently required for a single analog channel. DTV also allows broadcasters to transmit enough information to create a high definition television ("HDTV") signal. The FCC's regulations permit, but do not require, broadcasters to provide an HDTV signal, which features over 1,000 lines of resolution, rather than the 525 lines of resolution used in analog television sets. The greater number of lines of resolution will allow HDTV to provide a far more detailed picture than existing television sets can produce.

  Under the FCC's DTV rules each existing station will be given a second channel on which to initiate DTV broadcasts. The FCC has specified the channel and the maximum power that may be radiated by each station. DTV stations will be limited to 1 million watts Effective Radiated Power, and no station has been assigned less than 50 thousand watts Effective Radiated Power. The FCC has stated that the new channels will be paired with existing analog channels, and broadcasters will not be permitted to sell their DTV channels, while retaining their analog channels, and vice versa. KOMO-TV was allotted DTV Channel 38, and KATU (TV) was allotted DTV Channel 43.

  Affiliates of the ABC, CBS, Fox and NBC television networks in the top 10 television markets will be given until May 1, 1999, to construct and commence operation of DTV facilities on their newly allocated DTV channels. Affiliates of those networks in markets 11 through 30 will be given until November 1, 1999 to do the same. All other commercial television stations will be given until May 1, 2002 to place a DTV signal on the air, and all non-commercial stations will have until May 1, 2003. As ABC affiliates operating in markets 12 and 23, Fisher Broadcasting's Seattle and Portland television stations will be required to commence DTV broadcasts by November 1, 1999. Stations will have one-half of the specified construction periods in which to apply to the FCC for a construction permit authorizing construction of the new DTV facilities. The FCC has indicated its intention to act expeditiously on such applications. While the FCC has announced its intention to grant extensions of the construction deadlines in appropriate cases, the impact of failing to meet these applications and construction deadlines cannot be predicted at this time.

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

  The FCC has indicated that the transition from analog to digital service will end in 2006, at which time one of the two channels being used by broadcasters will have to be relinquished to the government, and DTV transmissions will be "repacked" into channels 2-51. Congress has established certain conditions that, if met, would allow the FCC to delay the termination of analog broadcasting beyond 2006.

  In addition, the FCC, in November 1998, voted to impose a fee on DTV licensees providing ancillary and supplementary services via their digital spectrum. The fee will equal five percent of gross revenues obtained from the provision of such ancillary and supplementary services, but will not be assessed against revenues generated by the traditional sale of broadcast time for advertising. The FCC said that it was following the stated goals of the Telecommunications Act to recover a portion of the value of the DTV spectrum, avoid unjust enrichment of broadcasters, and recover an amount equal to that which would have been obtained if the spectrum had been auctioned for such ancillary services.

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

  Under certain circumstances, broadcast stations currently are required to provide political candidates with discounted air time in the form of lowest unit rates. A number of changes have been proposed before Congress to mandate public service obligations on broadcast stations such as the provision of free or discounted air time for political candidates. Fisher Broadcasting is unable to predict the outcome of this debate regarding political advertising and campaign finance reform.

  Other matters that could affect Fisher Broadcasting's stations include technological innovations affecting the mass communications industry such as technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full-power television broadcasting service. In addition, in January 1999, the FCC adopted a Notice of Proposed Rulemaking proposing the creation of a low power FM radio service.

  Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Fisher Broadcasting's broadcasting business, resulting in the loss of audience share and advertising revenues of the stations, and affecting Fisher Broadcasting's ability to acquire additional, or retain ownership of existing, broadcast stations, or finance such acquisitions. Such matters include, for example, (i) changes to the license renewal process; (ii) imposition of spectrum use or other governmentally imposed fees upon a licensee;
(iii) new EEO rules and other matters relating to minority and female involvement in broadcasting; (iv) proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; (v) proposals to change rules or policies relating to political broadcasting; (vi) technical and frequency allocation matters, including those relative to the implementation of DTV; (vii) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (viii) changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; (ix) changes to broadcast technical requirements; (x) proposals to restrict local marketing and time brokerage agreements; and (xi) proposals to limit the tax deductibility of advertising expenses by advertisers. Fisher Broadcasting cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its broadcasting business.

  The foregoing is a summary of the material provisions of the Communications Act, the Telecommunications Act, and other Congressional acts or related FCC regulations and policies applicable to Fisher Broadcasting. Reference is made to the Communications Act, the Telecommunications Act, and other Congressional acts, such regulations, and the public notices promulgated by the FCC, on which the foregoing summary is based, for further information. There are many additional FCC regulations and policies, and regulations and policies of other federal agencies, that govern political broadcasts, public affairs programming, equal employment opportunities and other areas affecting Fisher Broadcasting's broadcasting business and operations.

              SATELLITE, INTERNET, AND EMERGING MEDIA OPERATIONS

Introduction

  Fisher Communications (FishComm) is a regional satellite teleport operator, Internet service provider and emerging media development company. FishComm was created in 1995 to expand on Fisher Broadcasting's capacity to develop revenue from existing resources, such as satellite communications receive and transmit facilities, and to investigate the potential for revenue streams from new technologies such as the Internet. Since its inception, FishComm has operated satellite communications teleports in Portland and Seattle, primarily supplying news and sporting event video originating from these two markets for distant multi- and single market consumption. The Portland teleport consists of two C-band transmit and receive satellite dishes, while the Seattle Teleport consists of four such dishes. The teleports are connected to each other via a digital microwave line and to all major NW sports venues via fiber lines. KU-band satellite transmissions are handled by a mobile truck. The list of FishComm's current clients includes ABC, CNN, ESPN, MSNBC, ESPN, Fox News, Microsoft and Conus for occasional use video purposes and PrimeTime 24 and Canadian Communications Corporation for continuous use purposes. FishComm also operates a fiber optic terminal with connectivity to Vyvx national fiber optic network for point to point transmission of audio and video signals. In addition FishComm offers studio facilities for satellite interviews and distance learning, satellite and fiber booking services and tape playout capability in both Portland and Seattle markets. Fisher Broadcasting believes that the combination of fiber optic and satellite communication capabilities provides FishComm with a competitive advantage in the efficient transmission of point-to-point and point-to-multi-point video and audio from the Pacific Northwest.

  FishComm's Internet division currently provides bandwidth and e-mail services internally to other divisions of Fisher Companies Inc. and to a few outside clients. Current revenues attributable to FishComm's operations are not material to the Company's results of operations. As the Internet continues to expand, potential applications internally and externally are expected to grow.

Company Performance

  From its inception, FishComm has focused on profitably marketing the excess capacity of Fisher Broadcasting's existing resources and adding to those resources to increase service offerings as the business expands and grows. Revenues generated through existing satellite transmission equipment and other associated services (i.e. studio use, tape playout, fiber transmission) have increased 12% in the past year. The addition of a KU-band truck has given FishComm the ability to offer on-site transmission services to clients, which in itself has increased revenues substantially. FishComm's revenues and earnings remain mainly event driven. News and sporting events occurring in the Northwest, primarily Portland and Seattle, create the demand for the transmission services that FishComm provides.

                  PROGRAM CONTENT PRODUCTION AND SYNDICATION

Introduction

  A new operating division of Fisher Broadcasting named Fisher Entertainment was formed in November, 1998 as part of an overall strategy to expand Fisher Broadcasting's program creation and ownership. The mission of Fisher Entertainment is to supply programming for cable networks, broadcast syndication and emerging media, and it plans to fulfill this mission by developing program content on its own, by exploiting the library of programming created by Fisher Broadcasting over the years, and by establishing alliances with other producers to enhance creative output and merge complementary skills.

  Fisher Broadcasting has significant experience in producing original programming. For example, KOMO-TV's weekday program, Northwest Afternoon, is the most successful and longest running locally produced daytime program in the U.S.. In addition, both KOMO and KATU have won numerous awards over the years for their locally produced programs.

"See Broadcasting Operations - "Television - KOMO TV" and "Television - KATU Television." As a content provider, Fisher Entertainment will take advantage of Fisher Broadcasting's expertise and the opportunities presented in the Fisher Plaza digital production facility anticipated to open in early 2000. This state-of-the-art production facility is expected to provide Fisher Entertainment with a competitive advantage in producing cost effective television content. Fisher Entertainment's focus will be primarily on supplying original productions for national cable television networks, secondarily for broadcast syndication, and thirdly, with a longer term focus, for emerging internet-based service providers.

General Overview

  There are nearly 100 million U.S. television households of which approximately 67 million are wired cable households and 8 million receive television via direct broadcast satellite. Over the past five years, total U.S. TV households have increased by approximately 5 million, while cable households have increased by 8.5 million and virtually all of the 8 million DBS households have been added. Thus, the potential audience for programming delivered by satellite and cable networks has increased at a rate more than three times that of all U.S. TV households during that period.

  Overall household television viewing has risen to slightly more than 50 hours per week. The average home receives 43 channels and views 10 (watches 10 or more continuous minutes in a week). With the proliferation of viewing alternatives, the time spent per channel has decreased to 4.9 hours per channel per week. While adult viewing is increasing, viewing among teens and children is decreasing. The proliferation of viewing alternatives has increased the demand for more quality programming by cable channels and over the air broadcasters.

  Syndication revenue is comprised of national advertising in off-network reruns and original first-run daily and weekly programs produced for sale on a market by market basis. Syndicated programs fill the available time periods when there are no network programs Syndication is an effective vehicle for national advertisers when a program achieves 80+% coverage of U.S. TV households through local market station sales. Syndicated programming is a staple for many cable networks, as well as over the air broadcasters.

  It is currently estimated that 42% of TV households have video games, 40% have home computers and 10% have home internet access. Including the home, the workplace and school, 39% of persons 16 or older in the U.S. and Canada (88 million) have access to the internet, 21% (47 million) have used the world wide web in the past three months and 15% of those (5.6 million) have used it to purchase a product or service on-line.

  Internet advertising revenues were virtually non-existent in 1995. It is projected that advertisers will spend $2.3 billion on internet advertising in 1999, an increase of 75% over 1998.

Competitive Marketplace

  Cable. It is projected that national cable networks spend $2.25 billion on original program production and as advertising revenues grow, budgets for original production are forecast to expand. The demand for original productions is expected to continue to escalate.

  Most cable networks rely on outside suppliers to fill their needs for non-fiction original productions. The majority of these original programs are commissioned from independent (non-studio affiliated) suppliers with whom the cable networks have long-term relationships. The cable networks often retain all ownership rights under these agreements.

  There are forty ad supported basic cable networks that achieve reported ratings. Twenty-four are fully distributed networks with more than 50 million households. Sixteen are mid-size networks with up to 50 million households. Fisher Entertainment has targeted seventeen ad supported cable networks for developing production alliances either because they are heavily reliant on externally produced product or because they pay consequential license fees. Ten are fully distributed (USA, Lifetime, Fox Family, A&E, Discovery Networks, The Nashville Network, The Learning Channel, Sci-Fi, The History Channel and E!). Seven are mid-size (Disney Channel, Animal Planet, Home & Garden, Food Network, Odyssey, Court TV and Travel Channel).

  As a producer of creative television content for cable networks, Fisher Entertainment will compete primarily with approximately 45 small to mid-size production entities. However, because of preferential access to KOMO-TV's new digital production facilities, Fisher Entertainment is also positioned to be a partner to these entities by providing production services at favorable rates. Fisher Entertainment's goal is to establish its market presence through such programming partnerships. Fisher Entertainment also will attempt to bring to these partnerships marketing and sales skills that many program producers lack. Despite the growth in advertising revenues for the cable sector, individual networks continue to seek economies in original production to bolster operating cash flow. Fisher Entertainment is positioning itself to become a recognized cable content provider. Unlike its competitors, which primarily operate on a work-for-hire basis, Fisher Entertainment's business plan is predicated on strategic alliances in which it retains rights and equity in the creative television content it produces for cable.

  Broadcast Syndication. First-run syndication is the production of original programs that are sold on a station-by-station, market-by-market basis. Stations pay for the programs with cash, with a portion of the commercial time within the program (barter), or a combination of the two. The competition for station time periods is extreme among hundreds of distributors. Fisher Entertainment's goal is to enter the syndication marketplace in the 2000/2001 broadcast season with weekly series and specials. The strategy is to position Fisher Entertainment as a leader in the production and distribution of targeted, high quality, low cost information/entertainment programming.

  Broadcast syndication has shown the same downward pressure on rating delivery as network primetime due to the proliferation of viewing alternatives. As a result, profit pressures have increased. Strong production partnerships and production economies are as essential to profits in syndication as they are in cable. Secondary revenue opportunities such as foreign sales, ancillary revenues and back-end cable sales are key to determining which syndication projects to launch. The goal of Fisher Entertainment is to select and/or co-venture broadcast syndication productions with the highest potential in domestic syndication and the maximum opportunities to generate secondary revenues.

  Emerging Media. Internet content is in its infancy. Fisher Entertainment is focused on supplying digital programming for internet distribution when the Fisher Plaza digital production facility is completed, which is expected to be in early 2000. It is also a goal of Fisher Entertainment to establish strategic program production alliances with internet service providers with a view to creating content for broadcast television and cable that extends the internet brand to a mass television audience.

Forward Looking Statements

  The current and proposed business plans of Fisher Entertainment discussed above include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include unanticipated changes in the very rapidly developing cable, syndication and internet industries, the effects of intense competition and related performance and price pressures, both from existing competitors and new competitors that can be expected to enter into these markets, and uncertainties inherent in the start up of any new business venture, particularly in industries that are evolving as quickly and dramatically as those in which Fisher Entertainment will compete. While Fisher Broadcasting has created significant programming in the past, neither Fisher Broadcasting nor Fisher Companies has experience in the creation and distribution of programming on the scale contemplated by Fisher Entertainment. In addition to this inexperience and the other factors set out above, the risks associated with this new division include: startup costs, performance of certain key personnel new to the Company, the difficulties of retaining high content standards while producing mass appeal entertainment and the unpredictability of audience tastes.

                FLOUR MILLING AND FOOD DISTRIBUTION OPERATIONS

                                 INTRODUCTION

  The Company's flour milling and food distribution operations are conducted through Fisher Mills Inc. ("FMI"), a wholly owned subsidiary of the Company. FMI is a manufacturer of wheat flour and a distributor of bakery products. Wheat flour is produced at FMI's milling sites in Seattle, Washington; Portland, Oregon and Modesto, California. FMI and Koch Agriculture Company of Wichita, Kansas are each 50% owners of a limited liability company called Koch Fisher Mills L L C which owns and operates a flour milling facility in Blackfoot, Idaho. FMI has operating and sales responsibilities for the Blackfoot Facility. The Blackfoot facility commenced operations in April 1997, and was significantly expanded during 1998 with construction of a conventional flour mill, which began operations in December.

  During 1998, FMI produced approximately 2 million pounds of flour daily. FMI anticipates that, when the Blackfoot mill expansion achieves full commercial production, the Blackfoot facility will add an additional 1.25 million pounds of daily flour capacity. Fluctuations in wheat prices can result in fluctuations in FMI's revenues and profits. FMI seeks to hedge flour sales through the purchase of wheat futures or cash wheat. FMI does not speculate in the wheat market. Wheat is purchased from grain merchandisers in Washington, Idaho, Montana and California, and is delivered directly to the mills by rail or truck. During 1998, FMI operated its mills more than 310 days.

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

  As of December 31, 1998 FMI had 215 full-time employees.

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

  FMI produces approximately 50 grades of flour, ranging from high-gluten spring wheat flour to low-protein cake and cookie flour. FMI believes that it differentiates itself from competitors by producing high quality specialty flours for specific applications. FMI also produces millfeed for sale to the animal feed industry. Millfeed is incorporated into feed rations for dairy cattle and other livestock.

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

                                  COMPETITION

  The U.S. milling industry is currently composed of 195 flour mills, down from 252 in 1981, with a median mill size of approximately 7,500 cwts. per day capacity. During the same period, the number of milling companies has decreased from 166 to 95. Despite a decline in the number of milling companies, milling capacity has increased. The largest five manufacturers account for approximately 74% of total U.S. production. FMI, at 36,500 cwts of daily capacity (including the output of the Blackfoot facility), ranks 8th in the U.S.

                                   MARKETING

  FMI's milling division markets its products principally in the states of Washington, Oregon and California. The majority of FMI's flour sales are made under contractual agreements with large wholesale bakeries, mix manufacturers, blending facilities, food service distributors, and finished food manufacturers. No flour customer accounted for more than fifteen percent of FMI's total revenues during 1998.

  FMI's food distribution division, including its wholly-owned subsidiary, Sam Wylde Flour Co., Inc., markets its products primarily within a 100-mile radius of FMI's warehouses. FMI's customer base consists primarily of retail and wholesale bakeries, in-store bakeries, retail and wholesale donut shops, retail and wholesale bagel shops and small food manufacturers.

  FMI's milling division strives to differentiate itself from its competition with a strong service and technical department, an emphasis on branded products, new product development, and growth through the development of conventional and compact milling units. FMI targets its marketing in food groups that are in emerging or growth product life cycles. These food groups are characterized by growth rates higher than average, fragmented market share and a need for technological assistance in product formulation. FMI evaluates market conditions related to each of its products and will exit certain product categories where market consolidation, over capacity and lack of growth lead to lower flour margins.

  FMI's milling division also utilizes its technical service department as a value-added sales tool. The technical service department is accountable for developing and training salespersons in the company's network of food service distributors. The technical service department also provides on-site product trouble-shooting and formulation assistance to small retail bakers and restaurants.

  FMI markets its flour through the use of branded products such as Mondako(R), Golden Mountain(R), and Power(R) and product category branded ingredients under the name Sol BrillanteO. This marketing strategy builds brand identity and differentiates a group of products from other products in the market. Trademarks are also registered in selected international markets in which FMI is engaged in business. In the past three years, FMI has sold products in Russia, Mexico, Japan and Canada. The global currency crisis of 1998 severely restricted export sales to Asia and Russia in the past year. FMI's international sales are not, in the aggregate, material to FMI's financial condition or results of operation. See Note 10 to the Consolidated Financial Statements regarding the amount of international sales.

  In 1991, FMI became the first milling company in the country to install a new milling concept called a KSU shortflow. The "shortflow" or "compact" process reduces the amount of building and equipment required to mill flour. The electronically controlled modular units can be installed at approximately 60 percent of the cost of a conventional mill and in one-third of the construction time. While compact units do not replace the need for conventional milling capacity, they do provide flexible milling capacity for niche milling segments. Since 1991, FMI has installed five additional compact units, including two units at the Blackfoot facility. To FMI's knowledge, there are only 16 compact milling units in operation in the world. FMI operates six compact milling units (including the Blackfoot facility), and to its knowledge no other milling company operates more than one. FMI thus believes that it is the world leader in compact flour production.

                     RISKS ASSOCIATED WITH FOOD PRODUCTION

  The food manufacturing and distribution industry is subject to significant risk. The size and distribution of the U. S. wheat crop in any given year can adversely impact, and to date in 1999 adversely impacted, the economics of the Blackfoot mill, which sells most of its product to customers in locations distant from that mill in competition with mills much closer to those customers. Competition in the food industry is intense. Food production is a heavily regulated industry, and federal laws or regulations promulgated by the Food and Drug Administration, or agencies having jurisdiction at the state level, could adversely effect FMI's revenues and results of operations. Certain risks are associated with the production and sale of food products. Food producers can be liable for damages if contaminated food causes injury to consumers. Although flour is not a highly perishable product, FMI is subject to some risk as a result of its need for timely and efficient transportation of its flour. Costs associated with compliance with environmental laws can adversely affect profitability, although FMI's historical and currently anticipated costs of compliance have not had, and are not expected to have in the foreseeable future, a material effect on the capital expenditures, earnings or competitive position of FMI.

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

                            REAL ESTATE OPERATIONS

                                 INTRODUCTION

  The Company's real estate operations are conducted through Fisher Properties Inc. ("FPI") a wholly owned subsidiary of the Company. FPI is a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the Seattle, Washington metropolitan area. FPI had 34 employees as of December 31, 1998.

  As of December 31, 1998, FPI's portfolio of real estate assets included 24 commercial and industrial buildings containing over 1.1 million square feet of leaseable space with approximately 150 tenants and a 201 slip marina. FPI also owns approximately 320 acres of unimproved land. A partnership in which FPI has a 50% interest has an option to acquire this land and an adjacent 160 acres for future residential development.

  FPI estimates that, based on capitalization of real estate net operating income, the total fair market value of FPI's real estate holdings was approximately $130 million as of December 31, 1998, excluding any related liabilities and potential liquidation costs. Although the foregoing fair market value estimate is based on information and assumptions considered to be adequate and reasonable by FPI, such estimate requires significant subjective judgments to be made by FPI. Such estimate is not based on technical appraisals and will change from time to time, and could change materially, as economic and market factors change, and as management evaluates those and other factors.

  FPI's owned real estate is managed, leased, and operated by FPI. More than half of FPI's employees are engaged in activities related to service of FPI's existing buildings and their tenants. FPI does not manage properties for third-party owners, nor does it anticipate doing so in the future.

                                   BUSINESS

  FPI focuses on reducing debt, enhancing the revenue stream of FPI's existing properties, and acquiring or developing selected strategic properties. The cash flow from real estate operations is used entirely to pay real estate debt, maintain properties and otherwise finance real estate operations. As stated in
Note 10 to the Consolidated Financial Statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit, including negative income in 1997 and 1998. FPI also would have incurred a loss in 1996, except for gain from the sale of real property. The majority of FPI's existing operating properties were developed by FPI. FPI anticipates that most future acquisition and development activities will be located near existing facilities to promote business efficiencies. FPI believes that developing, owning, and managing a diverse portfolio of properties in a relatively small geographic area, minimizes ownership risk.

                    DEVELOPMENT AND ACQUISITION ACTIVITIES

  FPI plans to increase its ownership of industrial and office properties in the Seattle area. The timing and amount of such increase is uncertain and is subject to a variety of factors, including: interest rates; available real estate opportunities; the relationship of those opportunities to the Company's other business decisions on how much of its capital and borrowing capacity should be devoted to real estate at any given time and how much should be devoted to other aspects of the Company's business. FPI is significantly involved in planning and development of new studio space and corporate offices for Fisher Broadcasting on a block of land owned partially by Fisher Broadcasting and partially by FPI at Fourth Avenue and Denny Way in Seattle known as Fisher Plaza (see "Broadcasting Operations - KOMO TV"). FPI has Board of Directors approval to undertake pre-development activities for additional development of Fisher Plaza at an estimated cost of $2,000,000.

  From time to time, FPI may consider selling a property when it reaches a certain maturity, no longer fits FPI's investment goals, or is under threat of condemnation. FPI is aware of interest by the Washington State Department of Transportation to acquire, under threat of condemnation for its fair market value, all or a portion of FPI's property on Fourth Avenue South in Seattle (See
Note 13 to the Consolidated Financial Statements). Other than the aforementioned, FPI has no current plans to sell any of its properties.

                             OPERATING PROPERTIES

  FPI's portfolio of operating properties are classified into three business categories: (i) marina properties; (ii) office; and (iii) warehouse and industrial. Note 4 to the Consolidated Financial Statements sets forth the minimum future rentals from leases in effect as of December 31, 1998 with respect to FPI's properties. The following table includes FPI's significant properties:


                                                                               Land              Approx.
                               Ownership      FPI's             Year           Area             Rentable            % Leased
Name and Location              Interest      Interest         Developed       (Acres)             Space              12/31/98
-----------------              --------      --------         ---------       -------             -----              --------
MARINA
Marina Mart Moorings          Fee & Leased      100%              1939        5.01 Fee           201 Slips               98%
Seattle, WA                                                        to      & 2.78 Leased
                                                                  1987

OFFICE
West Lake Union Center            Fee           100%              1994           1.24            185,000 SF             100%
Seattle, WA                                                                                    487 car garage

I-90 Building                     Fee           100%           Renovated          .34            28,265 SF               94%
Seattle, WA                                                       1990                         22 car garage

Fisher Business Center            Fee           100%              1986           9.75            195,000 SF              99%
Lynnwood, WA                                                                                  Parking for 733
                                                                                                    cars

Marina Mart                       Fee           100%           Renovated           *             18,950 SF              100%
Seattle, WA                                                       1993

Latitude 47 Restaurant            Fee           100%           Renovated           *             15,470 SF              100%
Seattle, WA                                                       1987

1530 Building                     Fee           100%           Renovated           *             10,160 SF              100%
Seattle, WA                                                       1985

INDUSTRIAL
Fisher Industrial Park            Fee           100%            1982 and        22.08            398,600 SF              96%
Kent, WA                                                          1992

Fisher Commerce Center            Fee           100%               NA           10.21            171,400 SF             100%
Kent, WA

Fisher Industrial Center          Fee           100%          Redeveloped        3.3              80,475 SF              100%
Seattle, WA                                                       1980

Pacific North Equipment Co.       Fee           100%               NA            5.5              38,000 SF              100%
Kent, WA

1741 Building                     Fee           100%           Renovated          .41              5,212 SF              100%
Seattle, WA                                                       1989

*  Undivided land portion of Marina.

  In addition to the above listed properties, FPI owns a 2.6 acre parking lot that serves Fisher Mills Inc. in Seattle which is expected to be reconfigured by the Port of Seattle during 1999, a one acre parking lot in Seattle that has served Fisher Broadcasting and is part of the redevelopment of the Fisher Plaza discussed above, 320 acres of unimproved land, held for future development, and a small residential property in Seattle. FPI does not currently intend to acquire other parking or residential properties.

  West Lake Union Center, Fisher Business Center, Fisher Industrial Park, and Fisher Commerce Center are encumbered by liens securing non-recourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service, and in no case does such debt exceed 75% of the estimated value of the financed property. Total FPI debt is approximately 45% of the estimated value of the total owned real estate. It is FPI's objective to reduce this ratio over time with excess cash flow not needed for capital investments. FPI believes that it currently has sufficient credit and cash flow to meet its investment objectives.

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

                        INVESTMENT IN SAFECO CORPORATION

  A substantial portion of the Company's assets is represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation ("SAFECO"). The Company has been a stockholder of SAFECO since 1923. At December 31, 1998, the Company's investment constituted 2.2% of the outstanding common stock of SAFECO. The market value of the Company's investment in SAFECO common stock as of December 31, 1998 was approximately $128,915,000, representing 29% of the Company's total assets as of that date. Dividends received with respect to the Company's SAFECO common stock constituted 17.1% of the Company's net income for 1998. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO's periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. The Company has no present intention of disposing of its SAFECO common stock or its other marketable securities, although such securities are classified as investments available for sale under applicable accounting standards (see "Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies:
Marketable Securities"). Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. SAFECO's common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission (the "Commission"). SAFECO common stock trades on The NASDAQ Stock Market under the symbol "SAFC".

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

  Property operated by the Company's real estate subsidiary, FPI, is described under "Real Estate Operations - Operating Properties." Real estate projects that are subject to non-recourse mortgage loans are West Lake Union Center, Fisher Business Center, Fisher Industrial Park, and Fisher Commerce Center.

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

  No matters were submitted to a vote of securities holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Bid and ask prices for the Company's Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board. As of December 31, 1998, there were five Pink Sheet Market Makers and nine Bulletin Board Market Makers. The range of high and low bid prices for the Company's Common Stock for each quarter during the two most recent fiscal years is as follows (adjusted to reflect the two-for-one stock split that was effective March 6, 1998):

                                                           Quarterly Common Stock Price Ranges /(1)/
                                                           -----------------------------------------
                                                     1998                                            1997
                                                     ----                                            ----
Quarter                                  High                    Low                     High                    Low
-------                                  ----                    ---                     ----                    ---
1st                                    $64.25                  $59.00                  $60.50                  $48.82
2nd                                     73.25                   63.75                   64.00                   56.25
3rd                                     72.50                   63.00                   65.50                   60.50
4th                                     68.50                   57.50                   61.50                   59.50

-------------
(1) This table reflects the range of high and low bid prices for the Company's Common Stock during the indicated periods, as published in the NQB Non-NASDAQ Price Report by the National Quotation Bureau. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

  The approximate number of record holders of the Company's Common Stock as of December 31, 1998 was 439.

  In December 1997 the Board of Directors authorized a two-for-one stock split effective March 6, 1998 for shareholders of record on February 20, 1998. In connection with the stock split, the par value of the Company's Common Stock was adjusted from $2.50 per share to $1.25 per share. All share and per share amounts reported in this Form 10-K have been adjusted to reflect the split.

  The Company paid cash dividends on its Common Stock of $.98 and $1.00 per share (adjusted to reflect the two-for-one stock split described above), respectively, for the fiscal years 1997 and 1998. Commencing in 1998, dividends were declared on a quarterly basis, as opposed to the Company's past practice of declaring an annual dividend payable on quarterly payment dates. Accordingly, the Company declared, on December 2, 1998, a dividend of $.26 per share, payable on March 5, 1999 to shareholders of record on February 19, 1999. Annual cash dividends have been paid on the Company's Common Stock every year since the Company's reorganization in 1971. The Company currently expects that comparable cash dividends will continue to be paid in the future, although its ability to do so may be affected by the terms of the senior secured credit facilities described in Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Position and Results of Operations.

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

Selected Financial Data

                                                   Year ended December 31,
                                        1998       1997      1996      1995      1994
                                      ---------  --------  --------  --------  ---------
                                       (All amounts in thousands except per share data)
Sales and other revenue
 Broadcasting                         $127,637   $120,792  $111,967  $101,192  $ 87,112
 Milling                               108,056    123,941   135,697   112,360    93,277
 Real estate                            12,265     11,446    13,556    10,941     8,659
 Corporate and other, primarily
  dividends and interest income (1)      4,224      3,855     4,000     4,087     3,460
                                      --------   --------  --------  --------  --------
                                      $252,182   $260,034  $265,220  $228,580  $192,508
                                      ========   ========  ========  ========  ========

Operating income
 Broadcasting                         $ 33,937   $ 36,754  $ 34,025  $ 31,518  $ 26,066
 Milling                                (1,440)     2,431     3,410     2,907     1,078
 Real estate                             4,117      3,231     5,749     3,267     2,199
 Corporate and other                       (59)       863     1,948     2,152     2,236
                                      --------   --------  --------  --------  --------
                                      $ 36,555   $ 43,279  $ 45,132  $ 39,844  $ 31,579
                                      ========   ========  ========  ========  ========

Income before effect of a change
 in accounting method                 $ 21,057   $ 24,729  $ 26,086  $ 22,683  $ 18,152
Cumulative effect of a change in
 method of accounting for
 postretirement benefits (2)                                                     (1,305)
                                      --------   --------  --------  --------  --------
Net income                            $ 21,057   $ 24,729  $ 26,086  $ 22,683  $ 16,847
                                      ========   ========  ========  ========  ========

Per common share data (3)
 Income before effect of a
  change in accounting method         $   2.47   $   2.90  $   3.06  $   2.66  $   2.13
 Cumulative effect of a change in
  method of accounting for
  postretirement benefits (2)                                                     (0.15)
                                      --------   --------  --------  --------  --------
 Net income                           $   2.47   $   2.90  $   3.06  $   2.66  $   1.98
                                      ========   ========  ========  ========  ========

 Income per common share
  assuming dilution: (3)
  Income before effect of a
   change in accounting method        $   2.46   $   2.88  $   3.05  $   2.66  $   2.13
  Cumulative effect of a change in
   method of accounting for
   postretirement benefits (2)                                                    (0.15)
                                      --------   --------  --------  --------  --------
  Net income assuming dilution        $   2.46   $   2.88  $   3.05  $   2.66  $   1.98
                                      ========   ========  ========  ========  ========

 Cash dividends declared (4)          $   1.01   $   0.25  $   1.84  $   0.76  $   0.67
                                      ========   ========  ========  ========  ========

                                              December 31,
                              1998      1997      1996      1995      1994
                            --------  --------  --------  --------  --------
Working capital             $ 34,254  $ 36,336  $ 42,271  $ 49,744  $ 47,227
Total assets (5)             439,522   438,753   394,149   353,035   308,072
Total debt                    76,736    73,978    74,971    71,869    75,859
Stockholders' equity (5)     266,548   266,851   232,129   203,681   170,751

(1) Included in this amount are dividends received from the Company's investment in SAFECO Corporation common stock amounting to $4,023 in 1998; $3,663 in 1997; $3,333 in 1996; $3,062 in 1995; and $2,822 in 1994.

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

(4) 1998 amount includes $.26 per share declared for payment in 1999. 1997 amount was declared for payment in first quarter 1998. 1996 includes $.98 per share declared for payment in 1997. 1994 and 1995 amounts were declared and paid.

(5) The Company applies Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investments in equity securities, be designated as either trading or available-for-sale. While the Company has no present intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and, beginning in 1994, those investments are reported at fair market value. Accordingly, total assets include unrealized gain on marketable securities as follows: December 31, 1998 - $131,132; December 31, 1997 - $148,506; December 31, 1996 - $120,468; December 31, 1995 - $105,401;
     December 31, 1994 - $79,531. Stockholders' equity includes unrealized gain on marketable securities, net of deferred income tax, as follows: December 31, 1998 - $85,236; December 31, 1997 - $96,529; December 31, 1996 -
     $78,304; December 31, 1995 - $68,510; December 31, 1994 - $51,695.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

  This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the period 1996 through 1998.

  During this three-year period, the Company's broadcasting subsidiary acquired seven small-market radio stations in Montana and eastern Washington and two radio stations in Portland, Oregon. In July 1996 the milling subsidiary became a 50% member of a Limited Liability Company formed to construct and operate a flour milling facility in Blackfoot, Idaho. During 1997 a second compact milling unit was installed at the Blackfoot site, and construction of a conventional flour mill commenced. Construction of the conventional flour mill was completed in December 1998.

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

CONSOLIDATED RESULTS OF OPERATIONS

Sales and other revenue

                     1998      % Change      1997      % Change       1996
                $252,182,000     -3.0%   $260,034,000    -2.0%     $265,220,000

  Sales and other revenue increased 5.7% and 7.2% for broadcasting and real estate operations, respectively, in 1998, while milling operations experienced a decline of 12.8%.

  In 1997 sales and other revenue increased 7.9% for broadcasting operations, while milling and real estate operations experienced declines of 8.7% and 15.6%, respectively.

  Revenue of the corporate segment increased 9.6% in 1998 due to an increase in dividends from marketable securities, and declined by 3.6% in 1997 as increases in dividends from marketable securities were more than offset by reduced interest income as short-term cash investments were liquidated to partially fund acquisition of the Portland radio properties.

Cost of products and services sold

                     1998      % Change      1997      % Change       1996
                 $157,526,000    -3.2%    $162,715,000   -4.3%    $170,016,000
Percentage of       62.5%                   62.6%                     64.1%
  revenue

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

Selling expenses

                     1998      % Change      1997      % Change       1996
                  $20,203,000    10.8%    $18,228,000    7.6%      $16,941,000
 Percentage of       8.0%                    7.0%                     6.4%
  revenue

  Selling expenses have increased each year as a result of increased commissions and related expenses resulting from increased broadcasting revenue. During 1998 the milling segment experienced increases in provision for doubtful accounts and advertising and promotion expenses.

General and administrative expenses

                    1998       % Change      1997      % Change       1996
                $37,898,000      5.8%     $35,812,000    8.1%      $33,131,000
 Percentage of     15.0%                     13.8%                    12.5%
   revenue

  The increase in general and administrative expenses incurred in 1998 relates to additional depreciation of the Seattle broadcasting facility to be replaced by the new Fisher Plaza project in 2000, as well as to increased personnel and other expenses relating to growth and new strategic initiatives at the corporate segment. The fluctuations in general and administrative expenses expressed as a percentage of revenue are due to the fact that such expenses are relatively fixed, and do not vary directly with revenue, while revenues, especially in the flour milling segment, move substantially up or down with wheat markets.

  The increase in general and administrative expenses incurred in 1997 relates primarily to general and administrative expenses at recently acquired radio stations, as well as increased personnel and other administrative expense at each segment.


Interest expense
                     1998      % Change      1997      % Change       1996
                  $4,451,000    -18.6%    $5,467,000    -3.6%      $5,671,000

     Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998 and to the capitalization of interest related to borrowing for acquisition of property, plant and equipment. The average interest rate was 6.98% in 1998 and 7.0% in 1997.

     Interest expense declined in 1997 compared with 1996 due to lower average borrowing outstanding during 1997. The average interest rate was 7.0% in 1997 and 1996.

  Provision for federal and state income taxes

                     1998      % Change      1997      % Change       1996
                  $11,047,000   -15.6%    $13,083,000    -2.2%      $13,375,000
 Effective tax rate  34.4%                   34.6%                    33.9%

     The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for all years primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. The lower effective tax rate in 1996 compared to 1997 is due primarily to lower state income taxes which included a refund of state tax paid in prior years.

Broadcasting Operations

Sales and other revenue
                     1998      % Change      1997      % Change       1996
                 $127,637,000    5.7%    $120,792,000     7.9%    $111,967,000

     Notwithstanding that strong demand for television time by political advertisers contributed to record revenues for the broadcasting segment in 1998, overall revenues fell short of management's expectations. This was due in large measure to reduced automotive advertising during the second half of the year. Labor strikes in the automotive, airline, and telecommunications sectors, and consolidation of businesses in the telecommunications and banking industries, resulted in reduction or elimination of advertising budgets compared to previous years. KATU Television in Portland was able to produce a revenue increase of $3,400,000 despite reduced advertising by key automotive and telecommunications accounts. Increased political advertising accounted for nearly 40% of KATU's growth and most of the remaining growth was generated through development of new local advertising accounts and non-traditional revenue. In general, advertiser demand was stronger in the Portland market during 1998 than was the case throughout much of the country, including the Seattle market. For KOMO Television (Seattle), increases in political and national advertising offset a decrease in local business, resulting in an overall revenue increase of $850,000. Automotive advertising in 1998 was nearly $1,200,000 less than the prior year, which accounted for a substantial portion of the station's local revenue decrease. KOMO sales were also impacted by lower audience ratings during the ABC network "prime time" evening period. Newly acquired syndicated programming resulted in improved ratings and revenue during the early afternoon time periods.

     Radio operations reported a combined revenue increase of $2,500,000 in 1998. Seattle and Portland radio market conditions were strong throughout 1998 with double digit advertising growth noted in each market during the year. Revenue growth for the Seattle radio stations was slightly lower than the market, although STAR 101.5, an Adult Contemporary format FM, benefited from improved audience ratings that moved the station into the top 5 in the market. STAR's revenue growth exceeded that of the market as a result. Revenue for the Portland radio operations improved 3.4% for 1998, less than that of the overall market. A format change on the Portland AM station resulted in a decline in revenue for Portland radio operations during the first half of 1998, with accelerating growth during the second half of the year, as audience ratings began to register and then grow. Revenue growth for the smaller-market radio station group, which has stations in Eastern Washington and Montana, was 8.5%.

     The increase in 1997 broadcasting revenue compared with 1996, is due in part to revenue earned at KWJJ AM/FM in Portland, Oregon and six radio stations in eastern Washington and Montana acquired between May 1996 and January 1997. These stations contributed net revenue of approximately $8,500,000 during 1997, compared with $4,600,000 in 1996. Revenue from the Company's Seattle radio stations (KOMO AM, KVI AM and STAR 101.5) increased $3,000,000 over 1996 due to a strong advertising market during 1997. Revenue from KOMO Television in Seattle increased approximately

$3,000,000 in 1997 as a result of increased local and national advertising revenue, offset by lower revenue from political advertising in 1997 which was not a major political year.

Income from operations

                     1998      % Change      1997      % Change       1996
                  $33,937,000    -7.7%     $36,754,000   8.0%      $34,025,000
 Percentage of      26.6%                    30.4%                    30.4%
  revenue

  Following the strongest year in the broadcasting subsidiary's history, operating income declined in 1998. The decline resulted from revenue growth that did not meet management's expectations and did not fully offset increased expenses at several of the operations. Specifically, programming costs increased due to the acquisition of new syndicated programs, investment in news programming, and emphasis on promotion. Both KOMO Television in Seattle and KATU Television in Portland expanded news programming in response to intense competition for local news audience. Syndicated programming costs also increased at both stations. KOMO's 1998 results reflect the full-year cost of programming acquired during the Fall of 1997. KATU incurred additional costs to renew existing programs at higher license fees. The Portland radio group also incurred higher programming costs in 1998 as a consequence of changing the format of the AM station from music to talk. This change, which occurred during the fourth quarter of 1997, entailed the licensing of syndicated programming as well as hiring of local program hosts. The Seattle radio group also added new syndicated programming on its AM stations and increased promotion of its FM station, STAR 101.5.

  The increase in 1997 operating income compared with 1996 is primarily due to higher revenue at most broadcasting properties. Increased costs to acquire and produce broadcast programming were offset by cost control on operating expenses.

Milling Operations

Sales and other revenue
                     1998      % Change      1997      % Change       1996
                 $108,056,000    -12.8%   $123,941,000    -8.7%    $135,697,000

  Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1998 and 1997 wheat prices were lower than the historically high levels experienced in 1996. Average flour prices in 1998 were 8.4% lower than in 1997, and flour sales volume declined 3.9%, with the result that milling division revenue was $13,995,000, or 17.9% below the 1997 level.

  Average flour prices in 1997 were 13% lower than in 1996. An increase in flour sales volume of 6.9% during 1997 was not sufficient to offset the effect of lower prices, and 1997 milling division revenue declined $4,916,000 or 5.9%.

  1998 food distribution revenue was $1,890,000, or 4.1% below 1997 levels.
Food distribution division revenue decreased $6,761,000 or 12.9% in 1997. The declines in both years are due to a combination of lower sales prices, particularly for flour products, and lower sales volume, particularly in the Southern California market served by the Los Angeles Food Distribution Center where reorganization of sales territories, changes in sales personnel and strong competition negatively impacted volume.

Income from operations
                     1998      % Change      1997      % Change       1996
                 $(1,440,000)   -159.2%    $2,431,000    -28.7%     $3,410,000
 Percentage of       -1.3%                    2.0%                    2.5%
  revenue

  Income from operations is determined by deducting operating expenses from gross margin on sales. 1998 proved to be an extraordinarily difficult year for the milling segment. Flour margins were depressed for several reasons. As discussed above, wheat markets remained in retreat, forcing flour prices lower. At the same time industry milling capacity increased approximately 19,000 daily hundred-weights (cwts), and the industry experienced a substantial decrease in export sales of wheat and flour. For Fisher, where the largest export sales market was Eastern Russia, shipments dropped from 475,000 cwts in 1997 to 60,000 in 1998 with a corresponding loss in margin of approximately $400,000. Bad debt expense was adversely impacted by several failures of export and domestic customers to honor their contracts and to pay their debts. Also the industry, and Fisher, suffered substantial reductions in revenues and margins on millfeed, that portion of the wheat that does not yield flour and is sold into the animal feed markets resulting in a decline in monthly margin of approximately $70,000 from January to December, 1998.

  The distribution division had mixed results during 1998. The Seattle and Portland units operated well, building sales revenues, market share and improving profitability over the previous year. In contrast, the Southern California unit suffered significant losses. Partly due to management turnover the unit was unable to effectively control operations and compete. Management believes that core business unit performance of the Southern California operations showed improvement in the fourth quarter of 1998.

  Flour milling operations were dominated by the construction and startup of the new conventional mill in Blackfoot, Idaho, which is owned by the Koch Fisher Mills L.L.C., in which Fisher Mills has a 50% ownership interest. The conventional mill was under construction throughout 1998 and began initial operations in December. Earnings of the L.L.C. were negatively impacted by costs incurred to recruit, hire and train personnel pending start up of the new unit. Fisher Mills has operating and sales responsibilities under the L.L.C. agreement, and incurred significant sales, marketing, and promotional expenses related to the development and startup of the new mill. Fisher's Seattle mill also incurred overtime costs and significant packaging and logistics expenses as it serviced customers which will be transferred to the L.L.C. when the new milling unit is in full commercial operation.

  In 1997 the gross margin percentage increased at both the milling and food distribution divisions. However, lower wheat prices and lower food distribution volume, particularly at Los Angeles, offset the improvements through a reduction in revenue. Operating expenses remained consistent during 1997 and 1996.

Real Estate Operations

Sales and other revenue
                     1998      % Change      1997      % Change       1996
                 $12,265,000     7.2%    $11,446,000    -15.6%    $13,556,000

  A gain on sale of real estate amounting to $2,300,000 that occurred in April 1996 affects comparability of sales and other revenue between the periods. If the 1996 amount is adjusted to exclude that transaction, 1998 and 1997 revenue increased 9.0% and 1.7%, respectively, over 1996. Real estate market conditions were strong in the Seattle area, and contributed to an average occupancy level of 98.2% during 1998, and higher rental rates for new and renewing leases. Average occupancy levels in 1997 and 1996 were 94.0% and 95.1%, respectively. The decline in average occupancy for 1997 was largely attributable to a vacancy during part of the year resulting from bankruptcy of a tenant.

Income from operations
                     1998      % Change      1997      % Change       1996
                   $4,117,000    27.4%     $3,231,000   -43.8%     $5,749,000
 Percentage of       33.6%                   28.2%                   42.4%
   revenue

  The 1996 real estate gain similarly affects comparability of income from operations between the periods. When the gain is excluded, operating income as a percentage of revenue is 30.6% in 1996. The improvement in 1998 income from operations compared with 1997, and as a percent of revenue, is due to increased revenue, and to lower administrative and net operating expenses. Lower occupancy plus higher personnel costs and other expenses incurred during 1997 in connection with systems improvement, and in anticipation of future business opportunities, contributed to the change in operating income as a percentage of revenue.

Liquidity and Capital Resources

  As of December 31, 1998, the Company had working capital of $34,254,000 and cash and short-term cash investments totaling $3,968,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a five-year unsecured revolving line of credit from a bank in a maximum amount of $100,000,000 to finance construction of a new digital broadcasting facility for KOMO Television (to be called Fisher Plaza), and for general corporate purposes. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. The Company has a commitment from a bank for eight-year senior secured credit facilities in the amount of $230,000,000 to finance the Retlaw acquisition and for general corporate purposes. See Note 12 to the consolidated financial statements for information concerning the acquisition. The senior credit facilities will be secured by a first priority perfected security interest in the voting capital stock of the broadcasting subsidiary. The facilities will also place limitations on the disposition or encumbrance of certain assets and require the Company to maintain certain financial ratios. In addition to an amortization schedule which will require repayment of all borrowings under the facilities by June 2007, the amount available under the facilities will reduce each year beginning in 2002. Amounts borrowed under the facilities will bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow, however will not exceed the bank's prime rate plus 75 basis points.

  For the year ended December 31, 1998 net cash provided by operating activities was $38,994,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during 1998 was $35,541,000. The principle uses of cash in investing activities were $10,648,000 invested in the 50% owned Koch Fisher Mills L.L.C., and $25,075,000 to purchase property, plant and equipment used in operations, including $11,772,000 for construction of the Fisher Plaza project. Net cash used in financing activities was $5,822,000. Cash provided for financing activities was obtained through borrowings of $12,000,000 under the line of credit to finance the Fisher Plaza project. Proceeds from these net borrowings were used to reduce net borrowings under lines of credit and notes from shareholders and directors, to finance acquisition of assets of the radio stations, investment in the L.L.C. referred to above, and purchase of property, plant and equipment to the extent such purchases exceeded net cash provided by operating activities. In addition, during 1998 the Company repaid $4,218,000 due on borrowing agreements and mortgage loans, and received proceeds of $57,000 from the exercise of stock options. Cash paid for dividends to stockholders totaled $8,637,000 or $1.00 per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The market risk in the Company's financial instruments represents the potential loss arising from adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of interest rates, securities prices and grain prices. These exposures are directly related to its normal funding and investing activities and to its use of agricultural commodities in its operations.

Interest Rate Exposure

  The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At December 31, 1998, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $2,117,000 at December 31, 1998.

  The Company also has $24,121,000 in variable-rate debt outstanding at December 31, 1998. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $121,000 annual change in the Company's pre-tax earnings and cash flows.

Marketable Securities Exposure

  The fair value of the Company's investments in marketable securities at December 31, 1998 is $132,281,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of December 31, 1998, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. A hypothetical 10 percent change in market prices underlying these securities would result in a $13,228,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Commodity Price Exposure

  The Company has exposure to adverse price fluctuations associated with its grain and flour inventories, product gross margins, and certain anticipated transactions in its milling operations. Commodities such as wheat are purchased at market prices that are subject to volatility. As an element of its strategy to manage the risk of market price fluctuations, the Company enters into various exchange-traded futures contracts. The Company closely monitors and manages its exposure to market risk on a daily basis in accordance with formal policies established for this activity. These policies limit the level of exposure to be hedged. All transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase and sales of its products.

  The Company enters into both forward purchase and sales commitments for wheat flour. At the same time, the Company enters into generally matched transactions using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of wheat.

  The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of December 31, 1998, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts are immaterial. At December 31, 1998, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices are not material.

YEAR 2000

  The Year 2000 or Y2K problem is somewhat predictable in its timing, but unpredictable in its effects. In order to conserve limited computer memory, many computer systems, software programs, and other microprocessor dependent devices were created using only two digit dates, such that 1998 was represented as 98. These systems may not recognize certain 1999 dates, and the year 2000 and beyond, with the result that processors and programs may fail to complete the processing of information or revert back to the year 1900. As we approach the year 2000, we expect computer systems and software used by many companies in a wide variety of applications to experience operating difficulties unless they are modified or upgraded to process information involving, related to, or dependent upon the century change. Failures could incapacitate systems essential to the functioning of commerce, building systems, consumer products, utilities, and government services locally as well as worldwide. Significant uncertainty exists concerning the scope and magnitude of problems associated with Y2K.

State Of Readiness

  The Company recognized the need to reduce the risks of Year 2000 related failures, and in August 1998 established a Y2K Task Force to address these risks. The Y2K Task Force, comprised of senior management from each of the Company's business segments and third party consultants, is leading the Year 2000 risk management efforts. The Y2K Task Force is coordinating the identification and testing of computer hardware and software applications, with a goal to ensure availability and integrity of the information systems and the reliability of the operational systems and manufacturing processes utilized by the Company and its subsidiaries.

  The Company has adopted a five-step process toward Year 2000 readiness:

                                          Projected Completion Date
       Internal Systems Inventory              2nd Quarter 1999
       Systems Testing and Repairs             2nd Quarter 1999
       External Risk Assessment                2nd Quarter 1999
       Contingency Planning                    4th Quarter 1999
       Financial Risk Transfer                         On-going

     The Company has approached the first two items in its five-step process (Internal systems Inventory and Systems Testing and Repair) as a single task, and has divided this task into four major categories.

                           .       Building Systems
                           .       Information Systems
                           .       Broadcast Equipment
                           .       Milling Equipment

  The Company has conducted a comprehensive evaluation of a majority of its building systems, related computer equipment and components that could be potentially impacted. Building computer system testing is also underway. To date, problems discovered in our building systems are minor and usually relate to building security systems. These problems are being addressed.

  Information systems are being tested with a licensed software program; a diagnostic tool designed for personal computers and servers that will identify Y2K issues related to computer hardware, software and data. To date, this testing appears to have been successful and has yielded no significant problems. With the constant introduction of new computer equipment and software, information systems testing will continue throughout the year.

  The Company has arranged with a systems integration company to provide a comprehensive Y2K assessment program for television and radio broadcast equipment. The systems integration company has considerable experience in the design and integration of conventional and digital communications, computer and broadcast facilities, as well as in large system integration. The systems integration company also has extensive experience working with major television networks and broadcasting companies in systems assessment.

  The Company is nearing completion of a comprehensive inventory of potential Y2K effected equipment at each of the milling locations. Compliance letters have been received from key vendors and testing of equipment will begin early in the second quarter, and will continue throughout the year as we increase our knowledge base.

Risks

  The Company also faces risk to the extent suppliers of products, services, and systems relied upon by the Company and others with whom the Company or its subsidiaries transact business do not comply with Year 2000 requirements. In the event such third parties cannot provide the Company or its subsidiaries with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company or its subsidiaries, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase, the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. There can be no assurance the Company will identify and remediate all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

Contingency Plans

  Since the Year 2000 problem is pervasive, few, if any, companies can make absolute assurances that they will identify and remediate all Y2K risks. Accordingly, the Company expects the risk assessment and contingency planning to remain an ongoing process leading up to and beyond the year 2000. In addition, the potential Year 2000 problem is being addressed as part of the Company's overall emergency preparedness program that includes contingency planning for other potential major catastrophes like earthquakes, fires and floods.

  The Companies approach to Financial Risk Transfer has two main areas of focus.

      . Secure the broadest insurance coverage available at a reasonable cost and avoid exclusions or restrictions of coverage.

      . Explore other Financial Risk Transfer products and/or Y2K specific insurance coverage to the extent that it becomes available at economically feasible levels.

Estimated Costs

  The Company is continuing to assess the potential impact of the century change on its business, results of operations, and financial position. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations. The cost of internal resources dedicated to the Year 2000 has not been estimated at this time. The Company currently estimates that the cost of assessment and testing of broadcast equipment will approximate $300,000.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The discussion above under "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the Company's customers, vendors and others with whom it does business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under the headings "Information With Respect to Nominees and Directors Whose Terms Continue", "Security Ownership of Certain Beneficial Owners and Management", and "Compliance With Section 16(a) Filing Requirements" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 29,1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth under the heading "Executive Compensation" and "Information With Respect to Nominees and Directors Whose Terms Continue" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 29, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 29, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under the heading "Transactions With Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 29, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1)  Reports of Management and Independent Accountants.

         (2) Consolidated Statement of Income for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

         (3)  Consolidated Statements of Stockholders' Equity.

         (4) Consolidated Balance Sheets at December 31, 1998 and December 31, 1997.

         (5) Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

         (6) Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

         (7)  Notes to Consolidated Financial Statements.

         (8)  Financial Statement Schedule:

              8.1  Report of Independent Accountants

              8.2 Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

    (b)       Exhibits: See "Exhibit Index."
    (c)       Forms 8-K filed during fiscal year 1998.
              A Form 8-K was filed on November 18, 1998 with respect to the announcement of the Company's proposed acquisition of the broadcasting assets of Retlaw Enterprises, Inc. and related entities.

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

                                       /s/ David D. Hillard

                                       David D. Hillard
                                       Senior Vice President and Chief Financial
                                       Officer

Report of Independent Accountants

To the Stockholders and
Board of Directors of
Fisher Companies Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Companies Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

March 3, 1999

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                        Consolidated Statement of Income

Year Ended December 31                                               1998       1997      1996
                                                                   ---------  --------  --------
(In Thousands Except Per Share Amounts)
Sales and other revenue
  Broadcasting                                                     $127,637   $120,792  $111,967
  Milling                                                           108,056    123,941   135,697
  Real estate                                                        12,265     11,446    13,556
  Corporate and other, primarily dividends and interest income        4,224      3,855     4,000
                                                                   --------   --------  --------
                                                                    252,182    260,034   265,220
                                                                   --------   --------  --------
Costs and expenses
  Cost of products and services sold                                157,526    162,715   170,016
  Selling expenses                                                   20,203     18,228    16,941
  General, administrative and other expenses                         37,898     35,812    33,131
                                                                   --------   --------  --------
                                                                    215,627    216,755   220,088
                                                                   --------   --------  --------
Income from operations
  Broadcasting                                                       33,937     36,754    34,025
  Milling                                                            (1,440)     2,431     3,410
  Real estate                                                         4,117      3,231     5,749
  Corporate and other                                                   (59)       863     1,948
                                                                   --------   --------  --------
                                                                     36,555     43,279    45,132
Interest expense                                                      4,451      5,467     5,671
                                                                   --------   --------  --------
Income before provision for income taxes                             32,104     37,812    39,461
Provision for federal and state income taxes                         11,047     13,083    13,375
                                                                   --------   --------  --------
Net income                                                         $ 21,057   $ 24,729  $ 26,086
                                                                   --------   --------  --------
Net income per share                                                  $2.47   $   2.90  $   3.06
Net income per share assuming dilution                                $2.46   $   2.88  $   3.05
Weighted average number of shares outstanding                         8,541      8,534     8,530
Weighted average number of shares outstanding assuming dilution       8,575      8,577     8,552

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                                       Accumulated
                                                           Capital in                     Other
                                          Common Stock       Excess      Deferred     Comprehensive   Retained     Total
                                        Shares    Amount     of Par    Compensation       Income      Earnings    Equity
                                       ---------  -------  ----------  -------------  --------------  ---------  ---------
(In thousands except share amounts)
Balance Dec. 31, 1995                  8,530,344  $10,663    $   48                      $ 68,510      $124,460   $203,681
 Net income                                                                                              26,086     26,086
 Other comprehensive
  income-unrealized gain
  on securities net of
  deferred income taxes                                                                     9,794                    9,794
 Dividends                                                                                               (7,432)    (7,432)
                                       ---------   ------    ------       ----------     --------      --------   --------
Balance Dec. 31, 1996                  8,530,344   10,663        48                        78,304       143,114    232,129
 Net income                                                                                              24,729     24,729
 Other comprehensive
  income-unrealized gain
  on securities net of
  deferred income taxes                                                                    18,225                   18,225
 Issuance of common stock
  under rights and options,
  and related tax benefit                  5,088       6        229                                                    235
 Dividends                                                                                               (8,467)    (8,467)
                                       ---------  ------     ------       ----------     --------      --------   --------
Balance Dec. 31, 1997                  8,535,432  10,669        277                        96,529       159,376    266,851
 Net income                                                                                              21,057     21,057
 Other comprehensive
  income-unrealized gain
  on securities net of
  deferred income taxes                                                                   (11,293)                 (11,293)
 Issuance of common
  stock rights                                                1,169       $(1,169)
 Amortization of deferred
  compensation                                                                436                                      436
 Issuance of common stock
  under rights and options,
  and related tax benefit                  6,952       9        346                                                    355
 Dividends                                                                                              (10,858)   (10,858)
                                       --------- -------  ----------   ----------       ---------      --------   --------
Balance Dec. 31, 1998                  8,542,384 $10,678     $1,792       $  (733)       $ 85,236      $169,575   $266,548
                                       --------- -------  ----------   ----------       ---------      --------   --------

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                          December 31
                                                                                        1998       1997
                                                                                      ---------  --------
(In thousands except share and per share amounts)
Assets
Current Assets
  Cash and short-term cash investments                                                $  3,968   $  6,337
  Receivables                                                                           44,481     44,623
  Inventories                                                                           11,009     14,537
  Prepaid expenses                                                                       6,993      6,922
  Television and radio broadcast rights                                                  8,190      6,912
                                                                                      --------   --------
     Total current assets                                                               74,641     79,331
                                                                                      --------   --------
Marketable Securities, at market value                                                 132,281    149,616
                                                                                      --------   --------
Other Assets
  Cash value of life insurance and retirement deposits                                  10,900     10,052
  Television and radio broadcast rights                                                     49        170
  Intangible assets, net of amortization                                                48,650     49,533
  Investments in equity investees                                                       15,126      4,478
  Other                                                                                  3,285      3,117
                                                                                      --------   --------
                                                                                        78,010     67,350
                                                                                      --------   --------
Property, Plant And Equipment, net                                                     154,590    142,456
                                                                                      --------   --------
                                                                                      $439,522   $438,753
                                                                                      --------   --------
liabilities and stockholders' equity
Current Liabilities
  Notes payable                                                                       $ 13,479   $ 18,363
  Trade accounts payable                                                                 8,454      8,117
  Accrued payroll and related benefits                                                   5,071      5,274
  Television and radio broadcast rights payable                                          7,675      6,846
  Income taxes payable                                                                     457        617
  Dividends payable                                                                      2,221
  Other current liabilities                                                              3,030      3,778
                                                                                      --------   --------
     Total current liabilities                                                          40,387     42,995
                                                                                      --------   --------
Long-Term Debt, net of current maturities                                               63,257     55,615
                                                                                      --------   --------
Other Liabilities
  Accrued retirement benefits                                                           13,298     12,059
  Deferred income taxes                                                                 55,048     60,495
  Television and radio broadcast rights payable, long-term portion                                     24
  Deposits and retainage payable                                                           951        681
                                                                                      --------   --------
                                                                                        69,297     73,259
                                                                                      --------   --------
Minority Interests                                                                          33         33
                                                                                      --------   --------
Commitments and Contingencies (Note 12)
Stockholders' Equity
  Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,542,384 in 1998 and 8,535,432 in 1997                                     10,678     10,669
  Capital in excess of par                                                               1,792        277
  Deferred compensation                                                                   (733)
  Accumulated other comprehensive income-unrealized gain on marketable securities,
     net of deferred income taxes of $45,935 in 1998 and $51,977 in 1997                85,236     96,529
  Retained earnings                                                                    169,575    159,376
                                                                                      --------   --------
                                                                                       266,548    266,851
                                                                                      --------   --------
                                                                                      $439,522   $438,753
                                                                                      --------   --------

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

Year Ended December 31                                                   1998       1997       1996
                                                                       ---------  ---------  ---------
(in thousands)
Cash flows from operating activities
  Net Income                                                           $ 21,057   $ 24,729   $ 26,086
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                     13,176     11,975     10,753
       Increase in noncurrent deferred income taxes                         595      1,199      1,505
       Issuance of stock pursuant to vested stock rights
          and related tax benefit                                           298        191
       Amortization of deferred compensation                                436
       Loss (Gain) on sale of property, plant and equipment                 466                (2,300)
  Change in operating assets and liabilities:
       Receivables                                                          142        (14)    (2,934)
       Inventories                                                        3,528     (1,338)    (1,406)
       Prepaid expenses                                                     (71)       937     (1,475)
       Cash value of life insurance and retirement deposits                (848)      (690)      (481)
       Income taxes payable                                                (160)      (530)      (907)
       Trade accounts payable, accrued payroll and related benefits
          and other current liabilities                                    (614)    (1,285)     4,120
       Other assets                                                        (168)       570       (385)
       Accrued retirement benefits                                        1,239        135        428
       Deposits and retainage payable                                       270          5       (271)
  Amortization of television and radio broadcast rights                  11,822      9,396      8,575
  Payments for television and radio broadcast rights                    (12,174)    (9,240)    (8,243)
                                                                       --------   --------   --------
       Net cash provided by operating activities                         38,994     36,040     33,065
                                                                       --------   --------   --------
Cash flows from investing activities
  Proceeds from sale of property, plant and equipment                       609                 2,860
  Investments in equity investees                                       (10,648)    (3,755)      (554)
  Purchase assets of radio stations                                        (427)    (3,949)   (36,684)
  Purchase of property, plant and equipment                             (25,075)   (17,699)    (8,730)
                                                                       --------   --------   --------
       Net cash used in investing activities                            (35,541)   (25,403)   (43,108)
                                                                       --------   --------   --------
Cash flows from financing activities
  Net (payments) borrowings under notes payable                          (5,024)     9,004     (4,698)
  Borrowings under borrowing agreements and mortgage loans               12,000        120     44,000
  Payments on borrowing agreements and mortgage loans                    (4,218)   (10,117)   (36,200)
  Proceeds from exercise of stock options                                    57         44
  Cash dividends paid                                                    (8,637)    (8,467)    (7,432)
                                                                       --------   --------   --------
       Net cash used in financing activities                             (5,822)    (9,416)    (4,330)
                                                                       --------   --------   --------
Net (decrease) increase in cash and
  short-term cash investments                                            (2,369)     1,221    (14,373)
Cash and short-term cash investments,beginning of year                    6,337      5,116     19,489
                                                                       --------   --------   --------
Cash and short-term cash investments, end of year                      $  3,968   $  6,337   $  5,116
                                                                       --------   --------   --------
Supplemental cash flow information is included in Notes 5, 7 and 8.

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income

Year Ended December 31                                                  1998      1997     1996
                                                                      ---------  -------  -------
(in thousands)
Net Income                                                            $ 21,057   $24,729  $26,086
Other comprehensive income-unrealized gain on securities
  net of deferred income taxes of $(6,042) in 1998, $9,813 in 1997
  and $5,273 in 1996                                                   (11,293)   18,225    9,794
                                                                      --------   -------  -------

Comprehensive Income                              $  9,764   $42,954  $35,880
                                                  --------   -------  -------

See accompanying notes to consolidated financial statements.

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

  Principles of consolidation The consolidated financial statements include the accounts of Fisher Companies Inc. and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

  Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Short-term cash investments Short-term cash investments comprise repurchase agreements collateralized by U.S. Government securities held by major banks. The recorded amount represents market value because of the short maturity of the investments. The Company considers short-term cash investments which have original maturities of 90 days or less to be cash equivalents.

  Inventories Inventories of grain and the grain component of finished products are valued at cost. Grain forward contracts are entered into by the milling subsidiary to protect the Company from risks related to commitments to buy grain and sell flour. Gains and losses arising from grain hedging activity are a component of the cost of the related inventory. The market value of hedges is based on spot prices obtained from brokers. All other inventories and inventory components are valued at the lower of average cost or market.

  Revenue recognition Television and radio revenue is recognized when the advertisement is broadcast. Sales of flour and food products are recognized when the product is shipped. Rentals from real estate leases are recognized over the term of the lease.

  Television and radio broadcast rights Costs of television and radio broadcast rights are charged to operations using accelerated or straight-line methods of amortization selected to match expense with anticipated revenue over the contract life. Asset costs and liabilities for television and radio broadcast rights are recorded without discount for any noninterest-bearing liabilities. Those costs attributable to programs scheduled for broadcast after one year have been classified as noncurrent assets in the accompanying financial statements.

  Marketable securities Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 1998 and 1997. As of December 31, 1998, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. Market value is based on closing per share sale prices. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders' equity.

  Investments in equity investees Investments in equity investees represent investments in 50% owned entities, primarily the Koch Fisher Mills L.L.C. (See
Note 11).

  Intangible assets Intangible assets represent the excess of purchase price of certain broadcast properties over the fair value of tangible net assets acquired (goodwill) and are amortized based on the straight-line method over the estimated useful life of 40 years. Accumulated amortization at December 31, 1998 and 1997 is $3,777,000 and $2,467,000, respectively. The Company periodically reviews its intangible assets to determine whether impairment has occurred.

  Property, plant and equipment Replacements and improvements are capitalized while maintenance and repairs are charged as expense when incurred.

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

  For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements               30-55 years
          Machinery and equipment                   3-20 years
          Land improvements                        10-55 years

  Impairment of long-lived assets The Company assesses the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular the operating cash flows (earnings before income taxes, depreciation and amortization) of the operation. No losses from impairment of value have been recorded in the financial statements.

  Income taxes Deferred income taxes are provided for all significant temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

  Advertising The Company expenses advertising costs at the time the advertising first takes place. Net advertising expense was $3,588,000, $2,191,000 and $2,507,000 in 1998, 1997 and 1996, respectively.

  Earnings per share Net income per share represents net income divided by the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method.

  A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:

Year Ended December 31                         1998       1997       1996
                                             ---------  ---------  ---------
Shares outstanding at beginning of period    8,535,432  8,530,344  8,530,344
Weighted average of shares issued                5,239      3,846
                                             ---------  ---------  ---------
                                             8,540,671  8,534,190  8,530,344
Dilutive effect of:
  Restricted stock rights                       15,460     23,391     16,166
  Stock options                                 18,785     19,250      5,892
                                             ---------  ---------  ---------
                                             8,574,916  8,576,831  8,552,402
                                             ---------  ---------  ---------

  Fair value of financial instruments The carrying amount of cash and short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximate fair value.

  The fair value of notes payable and long-term debt approximates the recorded amount based on borrowing rates currently available to the Company.

  Recent accounting pronouncements In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ended December 31, 2000. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

Note 2

Receivables
  Receivables are summarized as follows (in thousands):

December 31                                                 1998     1997
                                                           -------  -------
Trade accounts                                             $45,424  $45,446
Other                                                          413      436
                                                           -------  -------
                                                            45,837   45,882
Less-Allowance for doubtful accounts                         1,356    1,259
                                                           -------  -------
                                                           $44,481  $44,623
                                                           -------  -------

Note 3

Inventories

  Inventories are summarized as follows (in thousands):
December 31                                                   1998     1997
                                                           -------  -------
Finished products                                          $ 3,906  $ 5,114
Raw materials                                                6,983    9,258
Spare parts and supplies                                       120      165
                                                           -------  -------
                                                           $11,009  $14,537
                                                           -------  -------

Note 4

Property, Plant And Equipment
  Property, plant and equipment are summarized as follows (in thousands):

              December 31                         1998      1997
                                               --------  --------
              Buildings and improvements       $126,575  $125,066
              Machinery and equipment            95,532    93,075
              Land and improvements              17,733    18,565
                                                --------  --------
                                                239,840   236,706
              Less-Accumulated depreciation     107,664   100,455
                                               --------  --------
                                                132,176   136,251
              Construction in progress           22,414     6,205
                                               --------  --------
                                               $154,590  $142,456
                                               --------  --------

  The Company's real estate subsidiary receives rental income principally from the lease of warehouse, office and retail space, boat moorages and unimproved properties under gross and net leases which expire at various dates through 2005. These leases are accounted for as operating leases. The subsidiary generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases which were in effect at December 31, 1998 are (in thousands):

                             Year          Rentals
                             ----          -------
                             1999          $10,176
                             2000            7,751
                             2001            5,619
                             2002            4,568
                             2003            3,810
                             Thereafter      2,160
                                           -------
                                           $34,084
                                           -------

  Property held by the real estate subsidiary includes property leased to third parties and to other subsidiaries of the Company and property held for future development. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 1998 includes buildings, equipment and improvements of $99,734,000, land and improvements of $13,357,000 and accumulated depreciation of $32,995,000.

  Interest capitalized relating to construction of property, plant and equipment amounted to approximately $630,000 in 1998. No interest was capitalized in 1997 and 1996.

Note 5

Notes Payable And Long-Term Debt

  Notes payable The Company maintains bank lines of credit which totaled $25,000,000 at December 31, 1998. The lines are unsecured and bear interest at rates no higher than the prime rate. $5,760,000 was outstanding under the lines at December 31, 1998.

  The notes payable to directors, stockholders and others comprise notes payable on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. Interest on such notes amounted to $534,000, $573,000 and $430,000 in 1998, 1997 and 1996, respectively.

  Notes payable are summarized as follows (in thousands):

           December 31                               1998     1997
                                                   -------  -------
           Banks                                   $ 5,760  $ 7,605
           Directors, stockholders and others        6,361    9,540
           Current maturities of long-term debt      1,358    1,218
                                                   -------  -------
                                                   $13,479  $18,363
                                                   -------  -------

Long-term debt

  Lines of credit The Company maintains an unsecured reducing revolving line of credit with a bank in the amount of $100,000,000 to finance construction of the Fisher Plaza project (See Note 12) and for general corporate purposes. The line is in the initial amount of $35,000,000, increasing to a maximum amount of $100,000,000 in the fourth year. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. The line matures in 2003 and may be extended for two additional years. At December 31, 1998 $12,000,000 was outstanding under the line at an interest rate of 5.93%.

  The Company has a commitment from a bank for eight-year senior secured credit facilities in the amount of $230,000,000 to finance the Retlaw acquisition (See
Note 12) and for general corporate purposes. The senior credit facilities will be secured by a first priority perfected security interest in the voting capital stock of the broadcasting subsidiary. The facilities will also place limitations on the disposition or encumbrance of certain assets and require the Company to maintain certain financial ratios. In addition to an amortization schedule which will require repayment of all borrowings under the facilities by June 2007, the amount available under the facilities will reduce each year beginning in 2002. Amounts borrowed under the facilities will bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow, however will not exceed the bank's prime rate plus 75 basis points.

  Mortgage loans The real estate subsidiary maintains the following mortgage loans:

  Principal amount of $4,294,000 secured by an industrial park with a book value of $5,873,000 at December 31, 1998. The nonrecourse loan requires monthly payments including interest of $30,000. The loan matures in May 2006 and bears interest at 6.88%. The interest rate is subject to adjustment in May 2001 to the then prevailing market rate for loans of a similar type and maturity; the real estate subsidiary may prepay all or part of the loan on that date.

  Principal amount of $10,006,000 secured by an industrial park with a book value of $11,764,000 at December 31, 1998 and principal amount of $12,995,000 secured by two office buildings with a book value of $16,992,000 at December 31, 1998. The loans mature in 2008, bear interest at 7.04% and require monthly payments of $78,000 and $101,000, respectively, including interest. These mortgage loans are nonrecourse; however, the real estate subsidiary has guaranteed 20% of the combined outstanding principal balance until certain loan to value ratios are reached. The interest rates are subject to adjustment in December 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates. The agreements provide that the real estate subsidiary maintain a stipulated minimum net worth and hold marketable securities with a market value equal to 75% of the outstanding principal balance of the loans.

  Principal amount of $25,203,000 secured by an office building and parking structure with a book value of $31,797,000 at December 31, 1998. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

  Long-term debt is summarized as follows (in thousands):

December 31                                                            1998      1997
                                                                    ---------  -------
Notes payable under bank line of credit                               $12,000  $ 3,000
Mortgage loans payable                                                 52,498   53,702
Other                                                                     117      131
                                                                    ---------  -------
                                                                       64,615   56,833
Less-Current maturities                                                 1,358    1,218
                                                                    ---------  -------
                                                                      $63,257  $55,615
                                                                    ---------  -------

 Future maturities of notes payable and long-term debt are as follows (in thousands):
                                             Directors,              Mortgage
                                           Stockholders  Bank Line    Loans
                                    Banks   and Others   of Credit   and Other  Total
                                   ------  ------------  ---------  ---------  -------
1999                               $5,760   $ 6,361                   $ 1,358  $13,479
2000                                                                    1,460    1,460
2001                                                                    1,571    1,571
2002                                                                    1,690    1,690
2003                                                                    1,858    1,858
Thereafter                                                 $12,000     44,678   56,678
                                   ------    ------        -------  ---------  -------
                                   $5,760    $6,361        $12,000    $52,615  $76,736
                                   ------    ------        -------  ---------  -------

  Cash paid for interest (net of amounts capitalized) during 1998, 1997 and 1996 was $4,408,000, $5,512,000 and $6,184,000, respectively.

Note 6

Television And Radio Broadcast Rights

  Television and radio broadcast rights acquired under contractual arrangements were $ 12,981,000 and $10,778,000 in 1998 and 1997, respectively.

  At December 31, 1998, the broadcasting subsidiary had executed license agreements amounting to $45,631,000 for future rights to television and radio programs. As these programs will not be available for broadcast until after December 31, 1998, they have been excluded from the financial statements.

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

  Restricted stock rights The Plan also provides that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company's common stock. The rights generally vest over five years and expire upon termination of employment. Compensation expense of $436,000, $357,000 and $145,000 related to the rights was recorded during 1998, 1997 and 1996, respectively.

  A summary of stock options and restricted stock rights from the first date of grant on February 28, 1996 is as follows:

                                                                       Restricted
                                             Stock Options            Stock Rights
                                    --------------------------------  -------------
                                                        Weighted
                                        Number      Average Exercise     Number
                                      of Shares     Price Per Share     of Shares
                                    --------------  ----------------  -------------
Shares granted February 28, 1996           42,000             $37.25        19,400
                                          -------             ------        ------
Balance, December 31, 1996                 42,000              37.25        19,400
Shares granted                             69,770              57.50        10,080
Options exercised                          (1,180)             37.25
Stock rights vested                                                         (3,988)
Shares forfeited                           (1,810)             57.50        (1,290)
                                          -------             ------        ------
Balance, December 31, 1997                108,780              49.90        24,202
Shares granted                             67,250              65.50         5,990
Options exercised                          (1,402)             40.46
Stock rights vested                                                         (5,778)
Shares forfeited                           (1,550)             61.37          (716)
                                          -------             ------        ------
Balance, December 31, 1998                173,078             $55.94        23,698
                                          -------             ------        ------

  The weighted average remaining contractual life of options outstanding at December 31, 1998 is 8 years. At December 31, 1998 and 1997, options for 28,935 and 7,446 shares are exercisable at a weighted average exercise price of $47.08 and $37.25 per share, respectively.

  The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. If the provisions of FAS 123 were applied to the Company's stock options, net income, net income per share and net income per share assuming dilution would have been reduced by approximately $443,000, $277,000 and $163,000, or $0.05, $0.03 and $0.02 per share during 1998, 1997 and 1996, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.89%, 2.05% and 2.07%, volatility of 17.38%, 15.16% and 17.77%, risk-free interest rate of 5.61%, 6.38% and 5.74%, assumed forfeiture rate of 0%, and an expected life of 5 years in all three years. Under FAS 123, the weighted average fair value of stock options granted during 1998, 1997 and 1996, respectively, was $14.40, $12.36 and $8.06.

  Cash dividends are as follows (in thousands except per share amounts):

Year Ended December 31                                     1998    1997    1996
                                                          ------  ------  ------
Fisher Companies Inc. common stock,
  $1.00, $.98 and $.86 per share, respectively            $8,540  $8,363  $7,337
Subsidiary's preferred stock held by minority interest        97     104      95
                                                          ------  ------  ------
                                                          $8,637  $8,467  $7,432
                                                          ------  ------  ------

  On December 3, 1998 the Board of Directors declared a dividend in the amount of $.26 per share payable March 5, 1999 to stockholders of record February 19, 1999.

Note 8

Income Taxes

  Income taxes have been provided as follows (in thousands):

Year Ended December 31                                   1998     1997     1996
                                                       -------  -------  -------
Payable currently                                      $10,968  $12,052  $11,630
Current and noncurrent deferred income taxes                79    1,031    1,745
                                                       -------  -------  -------
                                                       $11,047  $13,083  $13,375
                                                       -------  -------  -------

  Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes is as follows (in thousands):

Year Ended December 31                              1998      1997       1996
                                                  --------  ---------  ---------
Normal provision computed at 35% of pretax income $11,236   $ 13,234   $ 13,811
Dividends received credit                          (1,013)      (925)      (844)
State taxes, net of federal tax benefit               715        654        309
Other                                                 109        120         99
                                                  -------   --------   --------
                                                  $11,047   $ 13,083   $ 13,375
                                                  -------   --------   --------

  Deferred tax assets (liabilities) are summarized as follows (in thousands):
December 31                                                     1998       1997
                                                             --------   --------
Current:
  Accrued employee benefits                                 $   (528)  $   (839)
  Allowance for doubtful accounts                                490        453
  Accrued property tax                                          (349)      (321)
  Other                                                          349        207
                                                             --------   --------
                                                            $    (38)  $   (500)
                                                             --------   --------
Noncurrent:
  Unrealized gain on marketable securities                  $(45,935)  $(51,977)
  Property, plant and equipment                              (12,350)   (11,538)
  Accrued employee benefits                                    3,237      3,020
                                                             --------   --------
                                                            $(55,048)  $(60,495)
                                                            --------   --------

  The current deferred tax liability is reflected in other current liabilities.

  Cash paid for income taxes during 1998, 1997 and 1996 was $11,011,000, $12,457,000 and $12,636,000, respectively.

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

  Changes in the projected benefit obligation and the fair value of assets for the Companies' pension plans are as follows (in thousands):

December 31                                                1998      1997
                                                         --------  --------
Projected benefit obligation-beginning of year           $27,973   $25,668
Service cost                                               1,345     1,334
Interest cost                                              2,032     1,882
Liability experience                                       2,640     1,042
Benefit payments                                          (1,909)   (1,953)
                                                         -------   -------
Projected benefit obligation-end of year                 $32,081   $27,973
                                                         -------   -------

Fair value of plan assets-beginning of year              $30,258   $26,745
Actual return on plan assets                                 601     4,427
Contributions by employer                                            1,101
Benefits paid                                             (1,909)   (1,953)
Plan expenses                                               (134)      (62)
                                                         -------   -------
Fair value of plan assets-end of year                    $28,816   $30,258
                                                         -------   -------

  The composition of the prepaid pension cost and the funded status are as follows (in thousands):

December 31                                                  1998      1997
                                                          -------   -------
Projected benefit obligation                              $32,081   $27,973
Fair value of plan assets                                  28,816    30,258
                                                          -------   -------
Funded status                                              (3,265)    2,285
Unrecognized transition asset                                           (56)
Unrecognized prior service cost                               269       319
Unrecognized net (gain) loss                                4,624       (32)
                                                          -------   -------
Prepaid pension cost                                      $ 1,628   $ 2,516
                                                          -------   -------

  The net periodic pension cost for the Companies' qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31                  1998      1997      1996
                                      --------  --------  --------
Service cost                          $ 1,345   $ 1,334   $ 1,182
Interest cost                           2,032     1,882     1,739
Expected return on assets              (2,483)   (2,202)   (1,988)
Amortization of transition asset          (56)      (67)      (67)
Amortization of prior service cost         50       375       449
Amortization of loss                                 18        18
                                                -------   -------
Net periodic pension cost             $   888   $ 1,340   $ 1,333
                                      -------   -------   -------

  The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 and 1997 was 7.5%; the rate of increase in future compensation was 4.5%. The expected long-term rate of return on assets ranged from 8.5% to 9.25% in both years.

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

  Changes in the projected benefit obligation and accrued pension cost of the Companies' supplemental retirement program are as follows (in thousands):

December 31                                                                 1998      1997
                                                                          --------  --------
Projected benefit obligation-beginning of year                            $11,372   $11,256
Service cost                                                                  443       344
Interest cost                                                                 649       618
Liability experience                                                                   (465)
Assumption changes                                                            330       332
Benefit payments                                                             (694)     (713)
                                                                          -------   -------
Projected benefit obligation-end of year                                   12,100    11,372
Appreciation of policy value                                                  301       142
Unrecognized net loss                                                      (1,171)   (1,196)
                                                                          -------   -------
Accrued pension cost                                                      $11,230   $10,318
                                                                          -------   -------


  The net periodic pension cost for the Companies' supplemental retirement program is as follows (in thousands):


Year Ended December 31                                             1998      1997      1996
                                                                 ------   -------   -------
Service cost                                                     $  443   $   344   $   336
Interest cost                                                       649       618       577
Amortization of transition asset                                     (1)       (1)       (1)
Amortization of loss                                                 47        26        35
                                                                 ------   -------   -------
Net periodic pension cost                                        $1,138   $   987   $   947
                                                                 ------   -------   -------

  The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 and 1997 was 7.5%; the rate of increase in future compensation was 4.5%.

  The Companies have two defined contribution retirement plans which are qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees who are age 21 or older and have completed one year of service are eligible to participate. The Companies match employee contributions up to a maximum of 3% of gross pay. Employer contributions to the plans were $1,036,000, $876,000 and $940,000 in 1998, 1997 and 1996, respectively.

  The Companies' net periodic postretirement cost was $109,000, $64,000 and $112,000 in 1998, 1997 and 1996, respectively. The accrued postretirement benefit cost at December 31, 1998 and 1997 was $1,859,000 and $1,866,000,
respectively.

  The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation at December 31, 1998 and 1997 was 6.75% and 7.5%, respectively. A one percent increase in the health care cost trend rate would not have had a significant effect on plan costs or the accumulated benefit obligation in 1998 and 1997. Plan costs are generally based on a defined maximum employer contribution which is not directly subject to health care cost trend rates.

Note 10

Segment Information

  The operations of the Company are organized into three principal business segments, broadcasting, milling and real estate. Operating results and other financial data for each segment are as follows (in thousands):

                                                                        Corporate,
                                                                       Eliminations
                                 Broadcasting   Milling   Real Estate     & Other     Consolidated
                                 ------------  ---------  -----------  -------------  ------------
Sales and other revenue
1998                                 $127,637  $108,056       $12,265      $  4,224       $252,182
1997                                  120,792   123,941        11,446         3,855        260,034
1996                                  111,967   135,697        13,556         4,000        265,220
Income from operations
1998                                 $ 33,937  $ (1,440)      $ 4,117      $    (59)      $ 36,555
1997                                   36,754     2,431         3,231           863         43,279
1996                                   34,025     3,410         5,749         1,948         45,132
Interest expense
1998                                 $     20                 $ 4,053      $    378       $  4,451
1997                                                            4,156         1,311          5,467
1996                                                            4,365         1,306          5,671
Identifiable assets
1998                                 $148,046  $ 66,097       $86,766      $138,613       $439,522
1997                                  135,896    60,007        88,770       154,080        438,753
1996                                  120,911    57,638        86,600       129,000        394,149
Capital expenditures
1998                                 $ 20,091  $  1,948       $ 2,961      $     75       $ 25,075
1997                                    8,978     2,933         5,729            59         17,699
1996                                    5,092     2,207         1,365            66          8,730
Depreciation and amortization
1998                                 $  6,304  $  2,353       $ 4,455      $     64       $ 13,176
1997                                    5,325     2,239         4,355            56         11,975
1996                                    4,391     2,009         4,314            39         10,753

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

  No geographic areas outside the United States were material relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $723,000 in 1998, $6,100,000 in 1997 and $2,600,000 in 1996.

Note 11

Acquisitions

  In June 1996 assignment of FCC licenses for radio broadcasting stations KWJJ AM/FM in Portland, Oregon was completed, and the broadcasting subsidiary acquired the assets, including real estate, of those stations for $35.2 million. Additionally, during May and June 1996, upon assignment of FCC licenses, the broadcasting subsidiary acquired the assets of four radio broadcasting stations in eastern Washington and Montana for $1.5 million.

  In January 1997 assignment of Federal Communication Commission (FCC) licenses for two radio broadcasting stations in Missoula, Montana was completed, and the broadcasting subsidiary acquired the assets, including real estate, of those stations for $3.9 million. In November 1997, upon assignment of FCC licenses, the broadcasting subsidiary acquired the assets of a radio broadcasting station in Wenatchee, Washington for $335,000 plus certain additional costs in 1998.

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

Year Ended December 31                                                  1996
                                                                      --------
(In thousands except per share amounts. All amounts are unaudited)
Sales and other revenue                                               $269,031
Net income                                                            $ 26,091
Income per share                                                      $   3.06
Income per share assuming dilution                                    $   3.05

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  In July 1996 the milling subsidiary entered into an agreement to become a 50% member of a Limited Liability Company formed to construct and operate a flour milling facility in Blackfoot, Idaho to be owned and operated by Koch Fisher Mills L.L.C. The agreement provides for each 50% member to share equally in initial capital contributions, profits and losses, additional capital contributions, if any, and distributions. The milling subsidiary's investment in the L.L.C. is accounted for by the equity method and is reported in investments in equity investees in the accompanying balance sheet. The Company's share of earnings of the L.L.C. was a loss of $64,000 in 1998, income of $32,000 in 1997 and $0 in 1996.

Note 12

Commitments

  In May 1998 the Company began redevelopment of the site on which KOMO Television is currently located. The project, known as Fisher Plaza, encompasses several elements including a new building and associated underground parking facilities that will serve the needs of KOMO Television and Fisher Broadcasting Inc. Estimated cost of the new building and parking facility is $79,000,000. Completion is anticipated in Spring 2000. In addition, the real estate subsidiary intends to undertake pre-development activities for additional development of the KOMO Block at an estimated cost of $2,000,000.

  In November 1998 the Company and its broadcasting subsidiary entered into a purchase and sale agreement to acquire all the broadcasting assets of Retlaw Enterprises Inc. Retlaw owns eleven network-affiliated television stations in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration for the stations is $215 million, which includes $6 million of working capital at closing. The transaction, subject to regulatory approvals, is expected to close in the second quarter of 1999, and will be funded utilizing the senior secured credit facilities described in Note 5.

Note 13

Subsequent Events

  On March 3, 1999 the Board of Directors approved a proposal to amend the Company's Articles of Incorporation to increase the authorized common stock to 50 million shares, divided into two series, each series no par value per share.

  If the Proposal is approved by the shareholders at the Annual Meeting to be held April 29, 1999, the Company's Articles of Incorporation will be amended to provide for two series of common stock: Series A with 30 million shares authorized, and Series B with 20 million shares authorized. The currently outstanding Company common stock will be redesignated as Series A common stock, and the par value will be eliminated, but will not otherwise be changed in any way. The new Series B common stock will have enhanced voting rights and will have significant restrictions on transfer. If the Proposal is approved, the Company intends to issue, as a stock split effected in the form of a share dividend, one share of Series B common stock for each share of Series A common stock issued and outstanding on a distribution record date to be established by the Board of Directors.

  The Company is aware of interest by the Washington State Department of Transportation to acquire, under threat of condemnation for its fair market value, all or a portion of the real estate subsidiaries' property on Fourth Avenue South in Seattle. The book value of the property at December 31, 1998 was $3,383,000. The real estate subsidiary plans to invest any proceeds received from such sale in other revenue-producing property.

Note 14

                                    Interim Financial Information (Unaudited)

  Data may not add due to rounding (in thousands except per share amounts).
                                                            First   Second    Third   Fourth
                                                          Quarter  Quarter  Quarter  Quarter    Annual
                                                          -------  -------  -------  -------  --------
Sales and other revenue
1998                                                      $58,237  $63,903  $60,350  $69,692  $252,182
1997                                                       60,510   67,397   63,788   68,339   260,034
1996                                                       57,518   68,669   66,360   72,673   265,220
Income from operations
1998                                                      $ 6,267  $11,334  $ 7,599  $11,355  $ 36,555
1997                                                        7,160   12,214    9,542   14,363    43,279
1996                                                        6,138   14,858   10,083   14,053    45,132
Net income
1998                                                      $ 3,375  $ 6,557  $ 4,092  $ 7,033  $ 21,057
1997                                                        3,881    7,035    5,399    8,414    24,729
1996                                                        3,244    8,770    5,597    8,475    26,086
Net income per share
1998                                                      $  0.40  $  0.77  $  0.48  $  0.82  $   2.47
1997                                                         0.45     0.82     0.63     0.99      2.90
1996                                                         0.38     1.03     0.66     0.99      3.06
Net income per share assuming dilution
1998                                                      $  0.39  $  0.76  $  0.48  $  0.82  $   2.46
1997                                                         0.45     0.82     0.63     0.98      2.88
1996                                                         0.38     1.03     0.65     0.99      3.05
Dividends paid per share
1998                                                      $ 0.250  $ 0.250  $ 0.250  $ 0.250  $   1.00
1997                                                        0.245    0.245    0.245    0.245      0.98
1996                                                        0.215    0.215    0.215    0.215      0.86
Common stock closing market prices (see Note 7)
1998
 High                                                     $ 66.00  $ 75.75  $ 73.75  $ 69.50  $  75.75
 Low                                                        59.00    64.00    64.00    57.00     57.00
1997
 High                                                     $ 66.00  $ 66.00  $ 70.00  $ 63.50  $  70.00
 Low                                                        49.00    57.00    60.50    59.50     49.00

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Fisher Companies Inc.

Our audits of the consolidated financial statements referred to in our report dated March 3, 1999 appearing in this Form 10-K also included an audit of Financial Statement Schedule III. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

March 3, 1999

                                                                    Schedule III
                     FISHER COMPANIES INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1998

                                                                                                                           Life on
                                            Cost capitalized                                                               which
                       Initial cost to       Subsequent to     Gross amount at which carried Accumu-                       depre-
                           Company            Acquisition           at December 31, 1998     lated                         ciation
                      ------------------- ------------------   ----------------------------- depre-   Date of              in latest
                                Buildings                        Land      Buildings         ciation  comple-              income
                                and                 Carrying     and       and               and      tion of   Date       state-
                Encum-          Improve-   Improve- costs        Improve-  Improve-          amorti-  construc- acquired   ment is
Description     brances  Land   ments      ments    (note 2)     ments     ments    Total    zation   tion      (Note 3)   computed
-----------     ------   ----- ---------   -------  ----------  --------   -------  ------  -------  --------   --------   --------
                                                       (in thousands)
MARINA
Marina Mart                                                                                          Various to
 Moorings           -   (note 4) (note 4)  $ 3,130             $   107   $ 3,023  $  3,130  $ 1,168    1987     1939      (note 9)
Seattle, WA

OFFICE
West Lake Union
 Center         $25,203  $  266  $36,253     2,319               1,371    37,467    38,838    7,041    1994               (note 9)
Seattle, WA

I-90 Building                                                                                        Renovated
Seattle, WA          -  (note 4) (note 4)    3,485                  41     3,444     3,485    1,141     1990              (note 9)

Fisher Business
 Center          12,995   2,230   17,850     5,353               3,155    22,278    25,433    8,441     1986    1980      (note 9)
Lynnwood, WA

Marina Mart                                                                                          Renovated
Seattle, WA          -  (note 4) (note 4)    3,507                 122     3,385     3,507      771     1993              (note 9)

Latitude 47                                                                                          Renovated
 Restaurant          -  (note 4) (note 4)    2,295             (note 5)    2,295     2,295      931     1987              (note 9)
Seattle, WA

1530 Building                                                                                        Renovated
Seattle, WA          -  (note 4) (note 4)    2,196             (note 5)    2,196     2,196      932     1985              (note 9)

INDUSTRIAL
Fisher                                                                                               1982 and
Industrial Park  10,006   2,019    4,739    11,012               4,461    13,309    17,770    6,006    1992     1980      (note 9)
Kent, WA

Fisher Commerce
 Center           4,294   1,804    4,294     2,003               2,132     5,969     8,101    2,228  Purchased  1989      (note 9)
Kent, WA

Pacific North
 Equipment                1,582    1,344         -               1,582     1,344     2,926      392  Purchased  1997      (note 9)
Kent, WA

Fisher                                                                                               Redeveloped
 Industrial                 255     2,015    2,318                 338     4,250     4,588    3,549    1980               (note 9)
 Center
Seattle, WA

MISCELLANEOUS
INVESTMENTS,
less than 5% of       -     154         -      668                  48       774       822      395   various  various    (note 9)
 total          -------  ------   -------  -------              -------  -------  --------  -------
                $52,498  $8,310   $66,495  $38,286             $13,357   $99,734  $113,091  $32,995
                =======  ======   =======  =======             =======   =======  ========  =======
                                                                                                                       (Continued)

                     FISHER COMPANIES INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1998
Notes:

(1) Schedule III includes property held for lease to third parties by the Company's real estate subsidiary. Reference is made to notes 1, 4 and 5 to the consolidated financial statements.
(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.
(3) Where specific acquisition date is not shown property investments were acquired prior to 1971 and have been renovated or redeveloped as indicated.
(4) Initial cost is not readily available as property has been renovated or redeveloped. Initial cost is included in subsequent improvements.
(5)  Undivided land portion of Marina.
(6) The changes in total cost of properties for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                         1998       1997       1996
                                       ---------  ---------  ---------
Balance at beginning of year           $112,253   $107,874   $108,704
 Cost of improvements                       993      5,191      1,162
 Cost of properties sold                                         (560)
 Cost of improvements retired              (155)      (812)    (1,432)
                                       --------   --------   --------
Balance at end of year                 $113,091   $112,253   $107,874
                                       ========   ========   ========

(7) The changes in accumulated depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                          1998      1997      1996
                                                        --------  --------  --------
Balance at beginning of year                            $29,076   $25,740   $23,064
 Depreciation and amortization charged to operations      4,055     4,056     3,997
 Retirements and other                                     (136)     (720)   (1,321)
                                                        -------   -------   -------
Balance at end of year                                  $32,995   $29,076   $25,740
                                                        =======   =======   =======

(3) The aggregate cost of properties for Federal income tax purposes is approximately $105,942,000 at December 31, 1998.
(4) Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.

                                           FISHER COMPANIES INC.
                                         -------------------------------------
                                                   (Registrant)

                                    By:  /s/ Donald G. Graham, Jr.
                                         -------------------------------------
                                         Donald G. Graham, Jr.
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signatures                                                  Title                      Date
---------------------------------------------    ---------------------------  ----------------------
Principal Executive Officer:

/s/ William W. Krippaehne, Jr.                    President, Chief Executive       March 25, 1999
---------------------------------------------     Officer, and Director
William W. Krippaehne, Jr.
Chief Financial and Accounting Officer:

/s/ David D. Hillard                              Senior Vice President and        March 25, 1999
---------------------------------------------     Chief Financial Officer,
David D. Hillard                                  and Secretary
A Majority of the Board of Directors:

/s/ Robin E. Campbell                             Director                         March 23, 1999
---------------------------------------------
Robin E. Campbell

/s/ James W. Cannon
---------------------------------------------     Director                         March 17, 1999
James W. Cannon

/s/ George D. Fisher
---------------------------------------------     Director                         March 17, 1999
George D. Fisher

/s/ Phelps K. Fisher
---------------------------------------------     Director                         March 25, 1999
Phelps K. Fisher

/s/ William O. Fisher
---------------------------------------------     Director                         March 25, 1999
William O. Fisher

/s/ Carol H. Fratt
---------------------------------------------     Director                         March 10, 1999
Carol H. Fratt

/s/ Donald G. Graham, III
---------------------------------------------     Director                         March 25, 1999
Donald G. Graham, III

Signatures                                     Title                                Date
----------                                     ------                              -----


/s/ John D. Mangels                            Director                        March 19, 1999
---------------------------------------------
John D. Mangels


/s/ Jean F. McTavish                           Director                        March 25, 1999
---------------------------------------------
Jean F. McTavish

/s/ Jacklyn F. Meurk                           Director                        March 22, 1999
---------------------------------------------
Jacklyn F. Meurk

/s/ George F. Warren, Jr.                      Director                        March 25, 1999
---------------------------------------------
George F. Warren, Jr.

/s/ William W. Warren, Jr.                     Director                        March 17, 1999
---------------------------------------------
William W. Warren, Jr.

                                 EXHIBIT INDEX

Exhibit
  No.                               Description
-------                             -----------
  3.1*   Articles of Incorporation.
  3.2**  Articles of Amendment to the Amended and Restated Articles of
         Incorporation filed December 10, 1997.
  3.3*   Bylaws.
 10.1*   Primary Television Affiliation Agreement between Fisher Broadcasting
         Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV.
 10.2*   Primary Television Affiliation Agreement between Fisher Broadcasting
         Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV.
 10.3*   Fisher Companies Incentive Plan of 1995.
 10.4*   Fisher Companies Inc. Supplemental Pension Plan, dated February 29,
         1996.
 10.5*   Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7,
         1996.
 10.6*   Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996.
 10.7*   Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996.
 10.8    Asset Purchase and Sale Agreement Among Fisher Companies Inc., and
         Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises,
         Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise,
         L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of
         Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw
         Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus,
         L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers
         dated November 18, 1998, as amended November 30, 1998 and December 7,
         1998
 10.9    Credit Agreement among Fisher Companies Inc. and Bank of America
         National Trust and Savings Association, doing business as Seafirst
         Bank as Agent, and Bank of America National Trust and Savings
         Association, doing business as Seafirst Bank and U. S. Bank National
         Association as Banks dated May 26, 1998
 22*     Subsidiaries of the Registrant.
 23      Consent of PricewaterhouseCoopers LLP.
 27.1    Financial Data Schedule fiscal year end 1998.

* Incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form 10 (File No. 000-22349).

** Incorporated by reference to the Exhibit of the same number filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22349).