Form 10-Q
period 1999-03-31
FISHER COMPANIES INC
filed 1999-05-14
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999
[_]   Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from ________________ to ____________________


                        Commission File Number  0-22439

                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)

                 WASHINGTON                    91-0222175
      --------------------------------    ----------------------
      (State or Other Jurisdiction of       (I.R.S. Employer
      Incorporation or Organization)      Identification Number)

                             1525 One Union Square
                             600 University Street
                        Seattle, Washington  98101-3185
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

                                 Yes   X                No
                                   ---------              ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of March 31, 1999: 8,542,384

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

     1.  Consolidated Statement of Income:
         Three months ended March 31, 1999 and 1998.

     2.  Consolidated Balance Sheet:
         March 31, 1999 and December 31, 1998.

     3.  Consolidated Statement of Cash Flows:
         Three months ended March 31, 1999 and 1998.

     4.  Consolidated Statement of Comprehensive Income:
         Three months ended March 31, 1999 and 1998.

     5.  Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                  Three months ended March  31                          1999       1998
-----------------------------------------------------------------     ------------------
(In thousands except per share amounts)                                 (Unaudited)
Sales and other revenue:
   Broadcasting                                                       $28,122   $27,754
   Milling                                                             26,999    26,467
   Real estate                                                          3,179     3,026
   Corporate and other, primarily dividends and interest income         1,098       990
-----------------------------------------------------------------     -------   -------
                                                                       59,398    58,237
                                                                      -------   -------
Costs and expenses:
   Cost of products and services sold                                  39,720    37,973
   Selling expenses                                                     4,964     4,518
   General, administrative and other expenses                          10,872     9,479
-----------------------------------------------------------------     -------   -------
                                                                       55,556    51,970
                                                                      -------   -------
Income from operations
   Broadcasting                                                         3,790     4,809
   Milling                                                               (590)      336
   Real estate                                                          1,033       982
   Corporate and other                                                   (391)      140
-----------------------------------------------------------------     -------   -------
                                                                        3,842     6,267
Interest expense                                                        1,049     1,277
-----------------------------------------------------------------     -------   -------
Income before provision for income taxes                                2,793     4,990
Provision for federal and state income taxes                              803     1,615
-----------------------------------------------------------------     -------   -------
Net income                                                            $ 1,990   $ 3,375
-----------------------------------------------------------------     -------   -------
Net income per share                                                     $.23      $.40

Net income per share assuming dilution                                   $.23      $.39

Weighted average number of shares outstanding                           8,542     8,536

Weighted average number of shares outstanding assuming dilution         8,573     8,583

Dividends declared per share                                             $.26      $.25

See accompanying notes to consolidated financial statements.

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 March 31    December 31
                                                                   1999          1998
                                                               -----------  ------------
(In thousands except share amounts)                                   (Unaudited)
ASSETS
Current Assets:
   Cash and short-term cash investments                           $  3,926      $  3,968
   Receivables                                                      38,620        44,481
   Inventories                                                       9,534        11,009
   Prepaid expenses                                                  6,328         6,993
   Television and radio broadcast rights                             4,843         8,190
--------------------------------------------------------------    --------      --------
      Total current assets                                          63,251        74,641
--------------------------------------------------------------    --------      --------
Marketable Securities, at market value                             125,085       132,281
--------------------------------------------------------------    --------      --------
Other Assets:
   Cash value of life insurance and retirement deposits             11,152        10,900
   Television and radio broadcast rights                                49            49
   Intangible assets, net of amortization                           48,321        48,650
   Investments in equity investees                                  15,923        15,126
   Other                                                             3,874         3,285
--------------------------------------------------------------    --------      --------
                                                                    79,319        78,010
                                                                  --------      --------
Property, Plant and Equipment, net                                 157,129       154,590
--------------------------------------------------------------    --------      --------
                                                                  $424,784      $439,522
                                                                  --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                  $  8,757      $ 13,479
   Trade accounts payable                                            7,987         8,454
   Accrued payroll and related benefits                              4,085         5,071
   Television and radio broadcast rights payable                     4,795         7,675
   Income taxes payable                                                805           457
   Dividends payable                                                 2,221         2,221
   Other current liabilities                                         1,857         3,030
--------------------------------------------------------------    --------      --------
      Total current liabilities                                     30,507        40,387
--------------------------------------------------------------    --------      --------
Long-term Debt, net of current maturities                           65,890        63,257
--------------------------------------------------------------    --------      --------
Other Liabilities:
   Accrued retirement benefits                                      12,980        13,298
   Deferred income taxes                                            52,623        55,048
   Deposits and retainage payable                                    1,050           951
--------------------------------------------------------------    --------      --------
                                                                    66,653        69,297
                                                                  --------      --------
Minority Interests                                                      33            33
--------------------------------------------------------------    --------      --------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $1.25 par value;
    issued 8,542,384                                                10,678        10,678
   Capital in excess of par                                          2,013         1,792
   Deferred compensation                                              (863)         (733)
   Accumulated other comprehensive income - unrealized gain
    on marketable securities, net of deferred
    income taxes of $43,378 in 1999 and $45,935 in 1998             80,559        85,236
   Retained earnings                                               169,314       169,575
--------------------------------------------------------------    --------      --------
                                                                   261,701       266,548
                                                                  --------      --------
                                                                  $424,784      $439,522
                                                                  --------      --------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31                                        1999       1998
--------------------------------------------------------------  --------  -----------
(In thousands)                                                            (Unaudited)
Cash flows from operating activities:
   Net income                                                   $ 1,990      $ 3,375
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                               3,389        3,289
      Increase in noncurrent deferred income taxes                   94          102
      Issuance of stock pursuant to vested stock rights
       and related tax benefit                                                   284
      Amortization of deferred compensation                          91
      Loss in equity investee                                       385
   Change in operating assets and liabilities:
      Receivables                                                 5,861        8,692
      Inventories                                                 1,475       (2,643)
      Prepaid expenses                                              665        3,083
      Cash value of life insurance and retirement deposits         (252)      (2,744)
      Income taxes payable                                          348          784
      Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                    (2,626)      (4,753)
      Other assets                                                 (589)         258
      Accrued retirement benefits                                  (318)         362
      Deposits and retainage payable                                 99           12
   Amortization of television and radio broadcast rights          3,347        2,840
   Payments for television and radio broadcast rights            (2,880)      (2,653)
--------------------------------------------------------------  -------      -------
         Net cash provided by operating activities               11,079       10,288
--------------------------------------------------------------  -------      -------
Cash flows from investing activities:
   Investments in equity investees                               (1,182)      (2,498)
   Purchase of property, plant and equipment                     (5,599)      (3,166)
--------------------------------------------------------------  -------      -------
         Net cash used in investing activities                   (6,781)      (5,664)
--------------------------------------------------------------  -------      -------
Cash flows from financing activities:
   Net borrowings under notes payable                             3,190        2,104
   Payments on borrowing agreements and mortgage loans           (5,279)      (8,085)
   Cash dividends paid                                           (2,251)      (2,162)
--------------------------------------------------------------  -------      -------
         Net cash used in financing activities                   (4,340)      (8,143)
--------------------------------------------------------------  -------      -------
Net decrease in cash and short-term cash investments                (42)      (3,519)
Cash and short-term cash investments, beginning of period         3,968        6,337
--------------------------------------------------------------  -------      -------
Cash and short-term cash investments, end of period             $ 3,926      $ 2,818
--------------------------------------------------------------  -------      -------

          See accompanying notes to consolidated financial statements

                     FISHER COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three months ended March 31                                                    1999       1998
---------------------------------------------------------------------------  --------  -----------
(In thousands)                                                                   (Unaudited)
Net income                                                                   $ 1,990      $ 3,375
Other comprehensive income  unrealized gain on securities net of deferred
   income taxes of $(2,519) in 1999 and $6,379 in 1998                        (4,677)      11,846
---------------------------------------------------------------------------  -------      -------
Comprehensive income                                                         $(2,687)     $15,221
---------------------------------------------------------------------------  -------      -------

          See accompanying notes to consolidated financial statements

                             FISHER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1998 filed on March 25, 1999 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2.  Inventories are summarized as follows (in thousands):

                                           March 31              December 31
                                             1999                    1998
                                           --------              -----------
         Finished products                 $  4,084                $ 3,906
         Raw materials                        5,364                  6,983
         Spare parts and supplies                86                    120
                                           ---------             -----------
                                              9,534                $11,009
                                           =========             ===========

3. In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ended December 31, 2000. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three month period ended March 31, 1999 compared with the similar period in 1998.

Consolidated Results of Operations
----------------------------------

Sales and other revenue
-------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                    $59,398,000    2.0%      $58,237,000

Increases in sales and other revenue during the three months ended March 31, 1999, compared with the similar period of 1998, were 1.3% for broadcasting operations, 2.0% for milling operations, 5.0% for real estate operations, and 10.9% for the corporate segment. The increase in corporate segment revenue is principally attributable to increases in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                    $39,720,000    4.6%      $37,973,000

  Percentage of revenue                66.9%                    65.2%

The increase in cost of products and services sold in 1999 is attributable to increased costs to acquire and produce broadcast programming, increased volume of flour and bakery products sold by the milling segment, and higher costs to operate and maintain real estate properties.

Selling expenses
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                     $4,964,000    9.9%       $4,518,000

  Percentage of revenue                 8.4%                    7.8%

Selling expenses increased as a result of increased commissions and related expenses resulting from increased broadcasting and milling revenue.

General and administrative expenses
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                    $10,872,000    14.7%      $9,479,000

  Percentage of revenue                18.3%                    16.3%

General and administrative expenses increased in the broadcasting, milling and corporate segments, while the real estate segment reported a modest decline.
The increase in general and administrative expenses at the broadcasting segment is largely attributable to personnel and employee benefits. The milling segment incurred a loss from the 50%-owned Blackfoot milling facility during the start-up phase of the new conventional flour mill, which began operations in December 1998. The corporate segment incurred increased costs in connection with a new corporate marque and brand identity program in February, and new strategic initiatives.

Interest expense
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                     $1,049,000    -17.8%     $1,277,000

Interest expense declined in 1999 compared with 1998. Average borrowing was greater in 1999; however, interest in the amount of $188,000 relating to borrowings for construction for the Fisher Plaza project was capitalized as a cost of the project. The average interest rate was 6.9% in 1999 and 7.2% in 1998.

Provision for federal and state income taxes
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                     $803,000     -50.3%      $1,615,000

    Effective tax rate                 28.7%                    32.4%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit.

Broadcasting Operations

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                   $28,122,000      1.3%     $27,754,000

Revenue from KOMO Television in Seattle declined approximately $700,000 during the three months ended March 31, 1999. Declines in all advertising categories were partially offset by revenue from paid programming. Revenue from KATU Television in Portland increased approximately $100,000. Declines in local and political advertising were offset by increases in national advertising sales and revenue from paid programming. Revenue from radio operations increased approximately $900,000, including $640,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM), $70,000 from Portland radio operations (KWJJ-FM and KOTK), and $175,000 from the nineteen small market stations in Montana and Eastern Washington.


Income from operations
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                    $3,790,000    -21.2%      $4,809,000

   Percentage of revenue               13.5%                    17.3%

The decline in operating income is due to the decline in revenue at KOMO Television, and to higher operating expenses, in particular costs to acquire and produce broadcast programming, and general and administrative expenses.

Milling Operations

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                   $26,999,000      2.0%     $26,467,000

Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1999 average wheat prices were lower than in 1998, with the result that average flour prices in 1999 were 9% lower than in 1998. Revenue of the milling division declined $820,000, notwithstanding that flour sales volume increased 9% during the first quarter of 1999. Revenue from the food distribution division increased $1,350,000 or 14%, as each of the Company's three distribution facilities reported increased sales.

Income from operations
-------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                    $(590,000)      N/M       $336,000

  Percentage of revenue                 N/M                      1.3%

Income from operations is determined by deducting operating expenses from gross margin on sales. During the first quarter of 1999 the milling division experienced low flour and millfeed margins, largely offset by improved margins at all three distribution facilities. Operating expenses increased more than 30% compared with 1998, due in large measure to continued start-up costs associated with the new conventional mill in Blackfoot, Idaho. That mill, which is owned by the Koch Fisher Mills L.L.C. in which Fisher Mills has a 50% ownership interest, began operations in December 1998.

Real Estate Operations

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                     $3,179,000     5.0%      $3,026,000

Real estate revenue increased in 1999 due to rental rate adjustments associated with lease renewal activity, and contracted rent escalations. Average occupancy during the three months ended March 31, 1999 and 1998 was 97.5% and 98.4%, respectively.

Income from operations
--------------------------------------------------------------------------------
Three months ended March 31            1999      % Change       1998

                                     $1,033,000     5.2%      $982,000

  Percentage of revenue                32.5%                    32.4%

The improvement in operating income is attributable to increased revenue, partially offset by higher costs to operate and maintain the Company's real estate developments. Depreciation expense declined modestly from 1998.

Liquidity and Capital Resources

As of March 31, 1999, the Company had working capital of $32,744,000 and cash and short-term cash investments totaling $3,926,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has obtained a five-year unsecured revolving line of credit from a bank in a maximum amount of $100,000,000 to finance construction of a new digital broadcasting facility for KOMO Television (to be called Fisher Plaza), and for general corporate purposes. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. The Company has a commitment from a bank for eight-year senior secured credit facilities in the amount of $230,000,000 to finance the Retlaw acquisition and for general corporate purposes. See Note 12 to the Company's 1998 consolidated financial statements for information concerning the acquisition. The senior credit facilities will be secured by a first priority perfected security interest in the voting capital stock of the broadcasting subsidiary. The facilities will also place limitations on the disposition or encumbrance of certain assets and require the Company to maintain certain financial ratios. In addition to an amortization schedule which will require repayment of all borrowings under the facilities by June 2007, the amount available under the facilities will reduce each year beginning in 2002. Amounts borrowed under the facilities will bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow, but will not exceed the bank's prime rate plus 75 basis points.

Net cash provided by operating activities during the three months ended March 31, 1999 was $11,079,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $6,781,000, principally $5,599,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project). Net cash used in financing activities was $4,340,000, including payment of $5,279,000 due on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $2,251,000 or $.26 per share. $3,190,000 was borrowed under lines of credit and notes from shareholders and directors.

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

Interest Rate Exposure

The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1998 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 1999, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $2,062,000 at March 31, 1999.

The Company also has $22,371,000 in variable-rate debt outstanding at March 31, 1999. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $118,000 annual change in the Company's pre-tax earnings and cash flows.

Marketable Securities Exposure

The fair value of the Company's investments in marketable securities at March 31, 1999 is $125,085,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of March 31, 1999, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $12,509,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company enters into both forward purchase and sales commitments for wheat and flour. At the same time, the Company enters into generally matched transactions using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of wheat.

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of March 31, 1999, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts were immaterial. At March 31, 1999, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

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

The Company has adopted a five-step process toward Year 2000 readiness:

                                      Projected Completion Date
                                      -------------------------
       Internal Systems Inventory              2nd Quarter 1999
       Systems Testing and Repairs             2nd Quarter 1999
       External Risk Assessment                2nd Quarter 1999
       Contingency Planning                    4th Quarter 1999
       Financial Risk Transfer                         On-going

The Company has approached the first two items in its five-step process (Internal systems Inventory and Systems Testing and Repair) as a single task, and has divided this task into four major categories:

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

Risks

The Company also faces risk to the extent suppliers of products, services, and systems relied upon by the Company and others with whom the Company or its subsidiaries transact business do not comply with Year 2000 requirements. In the event such third parties cannot provide the Company or its subsidiaries with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company or its subsidiaries, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. There can be no assurance the Company will identify and remediate all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

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

None


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


                                       FISHER COMPANIES INC.
                                          (Registrant)


Dated   May 13, 1999                   /s/ William W. Krippaehne, Jr.
     ----------------                  ---------------------------------------
                                       William W. Krippaehne, Jr.
                                       President and Chief Executive Officer


Dated   May 13, 1999                   /s/ David D. Hillard
     ----------------                  ---------------------------------------
                                       David D. Hillard
                                       Senior Vice President and Chief Financial
                                       Officer