Form 10-Q
period 1999-06-30
FISHER COMPANIES INC
filed 1999-08-11
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

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

                           Yes     X             No
                               ---------            ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of June 30, 1999:  8,550,690

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and six months ended June 30, 1999 and 1998.

2.   Consolidated Balance Sheet:
     June 30, 1999 and December 31, 1998.

3.   Consolidated Statement of Cash Flows:
     Six months ended June 30, 1999 and 1998.

4.   Consolidated Statement of Comprehensive Income:
     Three and six months ended June 30, 1999 and 1998.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                                             Six months ended     Three months ended
                                                                                  June 30              June 30
                                                                              1999       1998      1999       1998
---------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
(Unaudited)
Sales and other revenue:
   Broadcasting                                                            $ 61,027   $ 60,798   $32,905    $33,044
   Milling                                                                   53,546     53,281    26,547     26,814
   Real estate                                                               16,221      6,143    13,042      3,117
   Corporate and other, primarily dividends and interest income               2,285      1,918     1,187        928
---------------------------------------------------------------------------------------------------------------------
                                                                            133,079    122,140    73,681     63,903
---------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of products and services sold                                        78,724     76,395    39,004     38,422
   Selling expenses                                                          10,502      9,468     5,538      4,950
   General, administrative and other expenses                                22,270     18,676    11,398      9,197
---------------------------------------------------------------------------------------------------------------------
                                                                            111,496    104,539    55,940     52,569
---------------------------------------------------------------------------------------------------------------------
Income from operations
   Broadcasting                                                              12,671     14,867     8,881     10,058
   Milling                                                                   (1,576)       465      (986)       129
   Real estate                                                               11,698      2,058    10,665      1,076
   Corporate and other                                                       (1,210)       211      (819)        71
---------------------------------------------------------------------------------------------------------------------
                                                                             21,583     17,601    17,741     11,334
Interest expense                                                              2,256      2,474     1,207      1,197
---------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                     19,327     15,127    16,534     10,137
Provision for federal and state income taxes                                  6,497      5,195     5,694      3,580
---------------------------------------------------------------------------------------------------------------------

Net income                                                                 $ 12,830   $  9,932   $10,840    $ 6,557
---------------------------------------------------------------------------------------------------------------------

Net income per share                                                          $1.50      $1.16     $1.27    $   .77

Net income per share assuming dilution                                        $1.50      $1.16     $1.26    $   .76

Weighted average number of shares outstanding                                 8,546      8,539     8,550      8,542

Weighted average number of shares outstanding assuming dilution               8,574      8,592     8,576      8,602

Dividends declared per share                                                   $.52       $.50      $.26    $   .25
See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                     June 30     December 31
                                                                      1999          1998
--------------------------------------------------------------------------------------------
(In thousands except share amounts)                                (Unaudited)
ASSETS
Current Assets:
   Cash and short-term cash investments                              $224,208      $  3,968
   Receivables                                                         42,767        44,481
   Inventories                                                         14,444        11,009
   Prepaid expenses                                                     6,169         6,993
   Television and radio broadcast rights                                3,489         8,190
--------------------------------------------------------------------------------------------
      Total current assets                                            291,077        74,641
--------------------------------------------------------------------------------------------
Marketable Securities, at market value                                137,034       132,281
--------------------------------------------------------------------------------------------
Other Assets:
   Cash value of life insurance and retirement deposits                11,186        10,900
   Television and radio broadcast rights                                   49            49
   Intangible assets, net of amortization                              47,992        48,650
   Investments in equity investees                                     15,500        15,126
   Other                                                               12,378         3,285
--------------------------------------------------------------------------------------------
                                                                       87,105        78,010
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                    164,922       154,590
--------------------------------------------------------------------------------------------
                                                                     $680,138      $439,522
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                     $ 20,046      $ 13,479
   Trade accounts payable                                              13,960         8,454
   Accrued payroll and related benefits                                 3,913         5,071
   Television and radio broadcast rights payable                        1,856         7,675
   Income taxes payable                                                   262           457
   Dividends payable                                                    2,223         2,221
   Other current liabilities                                            2,822         3,030
--------------------------------------------------------------------------------------------
      Total current liabilities                                        45,082        40,387
--------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                             281,719        63,257
--------------------------------------------------------------------------------------------
Other Liabilities:
   Accrued retirement benefits                                         13,020        13,298
   Deferred income taxes                                               60,534        55,048
   Deposits and retainage payable                                       1,148           951
--------------------------------------------------------------------------------------------
                                                                       74,702        69,297
--------------------------------------------------------------------------------------------
Minority Interests                                                         33            33
--------------------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock, shares authorized 12,000,000, $1.25 par value;
   issued 8,550,690 in 1999 and 8,542,384 in 1998                      10,688        10,678
   Capital in excess of par                                             2,439         1,792
   Deferred compensation                                                 (753)         (733)
   Accumulated other comprehensive income - unrealized gain
     on marketable securities, net of deferred
     income taxes of $47,560 in 1999 and $45,897 in 1998               88,326        85,236
   Retained earnings                                                  177,902       169,575
--------------------------------------------------------------------------------------------
                                                                      278,602       266,548
--------------------------------------------------------------------------------------------
                                                                     $680,138      $439,522
--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Six months ended
                                                                         June 30
                                                                     1999       1998
---------------------------------------------------------------------------------------
(In thousands) (Unaudited)
Cash flows from operating activities:
 Net income                                                        $ 12,830   $  9,932
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                      6,877      6,592
   Increase (decrease) in noncurrent deferred income taxes            3,823       (136)
   Issuance of stock pursuant to vested stock rights
     and related tax benefit                                            402        293
   Amortization of deferred compensation                                201
   Loss in equity investee                                              783
   (Gain) loss on sale of property, plant and equipment              (9,827)       259
 Change in operating assets and liabilities:
  Receivables                                                         1,714      3,498
  Inventories                                                        (3,435)     1,338
  Prepaid expenses                                                      824      3,042
  Cash value of life insurance and retirement deposits                 (286)    (2,582)
  Income taxes payable                                                 (195)     1,463
  Trade accounts payable, accrued payroll and related
   benefits and other current liabilities                             4,140     (2,964)
  Other assets                                                       (9,093)       400
  Accrued retirement benefits                                          (278)       390
  Deposits and retainage payable                                        197         34
 Amortization of television and radio broadcast rights                6,235      5,274
 Payments for television and radio broadcast rights                  (7,353)    (6,687)
--------------------------------------------------------------------------------------
    Net cash provided by operating activities                         7,559     20,146
--------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment                 13,100        601
 Investments in equity investees                                     (1,157)    (4,214)
 Purchase assets of radio stations                                                (427)
 Purchase of property, plant and equipment                          (19,824)    (7,373)
--------------------------------------------------------------------------------------
    Net cash used in investing activities                            (7,881)   (11,413)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings under notes payable                                   3,702     (3,008)
 Borrowings under borrowing agreements                              222,000
 Payments on borrowing agreements and mortgage loans                   (673)    (3,603)
 Proceeds from exercise of stock options                                 34         41
 Cash dividends paid                                                 (4,501)    (4,326)
--------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities             220,562    (10,896)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments     220,240     (2,163)
Cash and short-term cash investments, beginning of period             3,968      6,337
--------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                $224,208   $  4,174
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                             Six months ended   Three months ended
                                                                  June 30            June 30
                                                              1999      1998      1999      1998
---------------------------------------------------------------------------------------------------
(In thousands) (Unaudited)
Net income                                                   $12,830  $ 9,932    $10,840  $  6,557
Other comprehensive income  unrealized gain on marketable
   securities, net of deferred income taxes                    3,090   (6,711)     7,767   (18,557)
--------------------------------------------------------------------------------------------------
Comprehensive income                                         $15,920  $ 3,221    $18,607  $(12,000)
--------------------------------------------------------------------------------------------------

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

2.  Inventories are summarized as follows (in thousands):

                                      June 30    December 31
                                       1999         1998
                                      -------      -------
      Finished products               $ 4,247      $ 3,906
      Raw materials                    10,067        6,983
      Spare parts and supplies            130          120
                                      -------      -------
                                      $14,444      $11,009
                                      =======      =======

3. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ending December 31, 2001. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

4. On July 1, 1999 the Company and its broadcasting subsidiary completed the acquisition of eleven network-affiliated television stations in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration for the stations was $216.7 million, which included $7.6 million of working capital. Funding for the transaction was from an eight-year senior credit facility in the amount of $230 million.

    Also on July 1, the Company and the milling subsidiary purchased from Koch Agriculture Company its 50% interest in the limited liability company which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and six month periods ended June 30, 1999 compared with the same periods in 1998.

CONSOLIDATED RESULTS OF OPERATIONS

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                   $133,079,000      9.0%       $122,140,000

Sales and other revenue increased 0.4% and 0.5% for broadcasting and milling operations, respectively, in the six months ended June 30, 1999. Revenue of the real estate segment increased $10.1 million, largely the result of a $9.8 million gain from condemnation of real estate in June of 1999. Revenue of the corporate segment increased 19.1%, largely the result of increases in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $78,724,000       3.0%     $76,395,000

 Percentage of revenue                 59.2%                       62.5%

The increase in cost of products and services sold in 1999 is attributable to
(i) increased costs to acquire, produce, and promote broadcast programming; (ii) increased volume of distribution sales, partially offset by lower cost of wheat used to produce flour at the milling segment; and (iii) increased operating costs at the real estate segment. The decline in cost of products and services sold as a percent of revenue is primarily due to inclusion of the gain from condemnation of real estate in 1999 results. The gross margin percentage from broadcasting operations declined as a result of increased programming costs and relatively flat revenues. The gross margin percentage from milling operations declined modestly. Margin from real estate operations is not comparable with the prior period as the gain from condemnation of real estate is included in 1999 revenue.

Selling expenses
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                     $10,502,000     10.9%       $9,468,000

 Percentage of revenue                 7.9%                        7.8%

Principal causes of increased selling expenses include additional compensation and commissions with emphasis on increasing broadcasting revenue, and increased delivery costs and provision for doubtful accounts at the milling segment.

General and administrative expenses
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $22,270,000      19.2%      $18,676,000

 Percentage of revenue                 16.7%                       15.3%

General and administrative expenses increased in the broadcasting, milling and corporate segments. The increase at the broadcasting segment is largely attributable to higher personnel and employee benefit costs. In addition to increased personnel costs, general and administrative expenses at the milling segment include a loss from the 50%-owned Blackfoot milling facility during the start-up phase of the new conventional flour mill, which began operations in December 1998. The corporate segment incurred increased costs in connection with a new corporate marque and brand identity program, and new strategic initiatives.

Interest expense
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                     $2,256,000       -8.8%      $2,474,000

Interest expense declined in 1999 compared with 1998 as interest relating to borrowing for acquisition of property is capitalized. The average interest rate was 6.58% in 1999 and 7.14% in 1998.

Provision for federal and state income taxes
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $6,497,000       25.1%      $5,195,000

 Effective tax rate                   33.6%                        34.3%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes. The gain from condemnation of real estate resulted in a lower effective tax rate in 1999 as income earned in Washington State is not subject to state income tax.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $73,681,000       15.3%      $63,903,000

Sales and other revenue declined modestly for broadcasting and milling operations in the three months ended June 30, 1998. The gain from condemnation of real estate produced a significant increase in revenue for the real estate segment. Revenue of the corporate segment also increased, primarily as a result of increases in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $39,004,000        1.5%     $38,422,000

 Percentage of revenue                 52.9%                       60.1%

The increase in cost of products and services sold in second quarter 1999 is attributable to (i) increased costs to acquire, produce, and promote broadcast programming; (ii) increased volume of distribution sales, offset by lower cost of wheat used to produce flour at the milling segment; and (iii) increased operating costs at the real estate segment. The decline in cost of products and services sold as a percent of revenue is primarily due to inclusion of the gain from condemnation of real estate in 1999 results. The gross margin percentage from broadcasting operations declined as a result of increased programming costs and relatively flat revenues. The gross margin percentage from milling operations declined modestly. Margin from real estate operations is not comparable with the prior period as the gain from condemnation of real estate is included in second quarter 1999 revenue.

Selling expenses
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $5,538,000       11.9%       $4,950,000

 Percentage of revenue                  7.5%                        7.7%

Selling expenses increased as a result of additional compensation and commissions with emphasis on increasing broadcasting revenue, and increased delivery costs and provision for doubtful accounts at the milling segment.

General and administrative expenses
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $11,398,000       23.9%      $9,197,000

 Percentage of revenue                 15.5%                       14.4%

General and administrative expenses increased in the broadcasting, milling and corporate segments. The increase at the broadcasting segment is largely attributable to higher personnel and employee benefit costs. In addition to increased personnel costs, general and administrative expenses of the milling segment include a loss from the 50%-owned Blackfoot milling facility during the start-up phase of the new conventional flour mill, which began operations in December 1998. The corporate segment incurred increased costs in connection with a new corporate marque and brand identity program, and new strategic initiatives.

Interest expense
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $1,207,000        0.8%       $1,197,000

Interest expense increased modestly in second quarter 1999 compared with 1998 because of higher average borrowing outstanding during 1999. Average second quarter interest rates were 6.53% in 1999 and 7.11% in 1998.

Provision for federal and state income taxes
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                     $5,694,000      -59.1%      $3,580,000

 Effective tax rate                    34.4%                      35.3%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit. The gain from condemnation of real estate resulted in a lower effective tax rate in in second quarter 1999 as income earned in Washington State is not subject to state income tax.

BROADCASTING OPERATIONS

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $61,027,000       0.4%       $60,798,000

Revenue from KOMO Television in Seattle declined approximately $1,100,000 during the six months ended June 30, 1999 and revenue from KATU Television in Portland declined approximately $600,000. Declines in all advertising categories were partially offset by revenue from paid programming. Revenue from radio operations increased approximately $1,550,000, including $1,200,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) and $350,000 from the twenty small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined modestly from 1998. Revenue from corporate sources increased modestly.

Income from operations
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $12,671,000      -14.8%     $14,867,000

 Percentage of revenue                 20.8%                       24.4%

Declines in operating income from Seattle and Portland television operations were only partially offset by increased income from radio operations. Operating expenses at the broadcasting segment increased 7.4% in 1999 largely due to increased costs to acquire, produce and promote broadcast programming, and increases in personnel and related costs. 1998 results were impacted by provision, recorded in the first quarter, for anticipated losses incurred from
(i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $32,905,000     -0.4%       $33,044,000

Revenue from the Seattle and Portland television stations declined approximately $400,000 and $700,000, respectively, during the second quarter of 1999. Declines in all advertising categories were partially offset by revenue from paid programming. Revenue from radio operations increased approximately $650,000, including $575,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM) and $175,000 from the twenty small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined approximately $100,000 compared with second quarter 1998. Revenue from corporate sources increased modestly.

Income from operations
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                     $8,881,000      -11.7%     $10,058,000

 Percentage of revenue                 27.0%                      30.4%

Second quarter 1999 results were similar to results for the first half, as declines in operating income from television operations and Portland radio operations were only partially offset by increased income from Seattle and small market radio operations. Second quarter 1999 operating expenses at the broadcasting segment increased 7.0% largely due to increased costs to acquire, produce and promote broadcast programming, and increases in personnel and related costs.

MILLING OPERATIONS

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $53,546,000       0.5%      $53,281,000

Sales and other revenue at the distribution division increased approximately $2,700,000 compared with the first half of 1998. Each of the three distribution facilities contributed to the increase. However the Rancho Cucamonga Food Distribution Center which serves the Southern California market reported the most improvement, at 23%. The flour milling division experienced a decline of approximately $2,400,000. Volume of flour sold increased 5% while average flour prices, which are largely dependent on the cost of wheat purchased to produce flour, declined nearly 8%.

Income from operations
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $(1,576,000)       N/M       $465,000

 Percentage of revenue                  N/M                         0.9%

Income from operations is determined by deducting operating expenses from gross margin on sales. During the first half of 1999 the milling division experienced low flour and millfeed margins, largely offset by improved gross margins at all three distribution facilities. Operating expenses increased 20% compared with 1998, due to increased provision for bad debts and expenses related to personnel, personnel recruitment, consulting, and information systems. In addition, the milling subsidiary's share of the loss incurred by the new conventional mill in Blackfoot, Idaho owned by Koch Fisher Mills LLC amounted to $780,000 as the startup phase of that operation continued. Effective July 1, 1999 the Company and the milling subsidiary purchased the 50% interest in the limited liability company owned by Koch Agriculture Company. Future operating results of the LLC will be fully consolidated in the Company's financial statements.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                   $26,547,000       -1.0%       $26,814,000

Sales and other revenue at the distribution division increased approximately $1,300,000 compared with the second quarter of 1998, with each facility reporting improvement. The flour milling division experienced a decline of approximately $1,600,000. Volume of flour sold increased 1.5% while average flour prices declined 6%.

Income from operations
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $(986,000)        N/M        $129,000

 Percentage of revenue                 N/M                         0.5%

As with the first half of 1999, second quarter income from operations was impacted by low flour and millfeed margins at the milling division which were partially offset by improved margins earned by the distribution division. Operating expenses increased 25% in the quarter, due to increased provision for bad debts and expenses related to personnel, personnel recruitment, consulting, and information systems. The milling subsidiary's share of the loss incurred by Koch Fisher Mills LLC amounted to $270,000 as the new conventional mill was operating at 45% of rated capacity by quarter end.

REAL ESTATE OPERATIONS
----------------------

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $16,221,000      164.1%      $6,143,000

1999 real estate revenue included gain from condemnation of real estate in the amount of $9,827,000. Excluding that gain, revenue increased 4%. Average occupancy during the six months ended June 30, 1999 and 1998 was 97.2% and 98.7%, respectively.

Income from operations
--------------------------------------------------------------------------------
Six months ended June 30               1999        % Change        1998

                                    $11,698,000      468.4%      $2,058,000

 Percentage of revenue                 72.1%                       33.5%

The improvement in operating income is primarily attributable to the gain from condemnation referenced above. Operating expenses include certain operating charges resulting from the condemnation and increased approximately 21% ($400,000) compared with 1998.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Sales and other revenue
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $13,042,000     318.5%      $3,117,000

The increase in second quarter 1999 real estate revenue is primarily due to the gain from condemnation of real estate realized in June. Excluding that gain, second quarter revenue increased 3%.

Income from operations
--------------------------------------------------------------------------------
Three months ended June 30             1999        % Change        1998

                                    $10,665,000      890.7%      $1,076,000

 Percentage of revenue                 81.8%                       34.6%

The improvement in operating income is primarily attributable to the condemnation gain. Second quarter 1999 operating expenses include certain operating charges resulting from the condemnation and increased approximately 29% ($280,000) compared with 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of $245,995,000 and cash and short-term cash investments totaling $224,208,000. The preceding amounts include $220,000,000 borrowed on June 30 under the eight-year senior facilities described below, which were invested in short-term cash investments pending funding, on July 1, of the acquisition described in Note 4 to the consolidated financial statements. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities.

However, the Company will consider using available lines of credit to fund acquisitions and significant real estate development projects. In this regard, the Company has a five-year unsecured revolving line of credit with two banks in a maximum amount of $100,000,000 to finance construction of a new digital broadcasting facility for KOMO Television (to be called Fisher Plaza), and for general corporate purposes. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. At June 30, 1999, $14,000,000 was outstanding under the line. In June 1999 the Company entered into eight-year senior secured credit facilities with a group of banks in the amount of $230,000,000 to finance the Retlaw acquisition and for general corporate purposes. See Note 4 to the consolidated financial statements for information concerning the Retlaw acquisition. The senior credit facilities are secured by a first priority perfected security interest in the voting capital stock of the broadcasting subsidiary. The facilities also place limitations on the disposition or encumbrance of certain assets and require the Company to maintain certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the facilities by June 2007, the amount available under the facilities reduces each year beginning in 2002. Amounts borrowed under the facilities bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow, but will not exceed the bank's prime rate plus 75 basis points. At June 30, 1999, $220,000,000 was outstanding under the facilities.

Net cash provided by operating activities during the six months ended June 30, 1999 was $7,559,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $7,881,000, principally $19,824,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project) reduced by proceeds received from condemnation of real estate in the amount of $13,100,000. Net cash provided by financing activities was $220,562,000, including borrowings under borrowing agreements and notes payable totaling $225,702,000, payment of $673,000 due on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $4,501,000 or $.52 per share.


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

Interest Rate Exposure

The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1998 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At June 30, 1999, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $2,013,000 at June 30, 1999.

The Company also has $249,823,000 in variable-rate debt outstanding at June 30, 1999. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,782,000 annual change in the Company's pre-tax earnings and cash flows. In August 1999 the Company entered into a swap contract thereby fixing the interest rate on $90 million floating rate debt.

Marketable Securities Exposure

The fair value of the Company's investments in marketable securities at June 30, 1999 is $137,034,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market.
A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of June 30, 1999, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $13,703,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of June 30, 1999, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts were immaterial. At June 30, 1999, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

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

State of Readiness

The Company recognized the need to reduce the risks of Year 2000 related failures, and in August 1998 established a Y2K Task Force to address these risks. The Y2K Task Force, comprised of senior management from each of the Company's business segments and third party consultants, is leading the Year 2000 risk management efforts. The Y2K Task Force has coordinated the identification and testing of computer hardware and software applications, with a goal to ensure availability and integrity of the information systems and the reliability of the operational systems and manufacturing processes utilized by the Company and its subsidiaries.

The Company has adopted a five-step process toward Year 2000 readiness:
       Internal Systems Inventory
       Systems Testing and Repairs
       External Risk Assessment
       Contingency Planning
       Financial Risk Transfer

The Company has approached the first two items in its five-step process (Internal Systems Inventory and Systems Testing and Repair) as a single task, and has divided this task into four major categories:

       .   Building Systems
       .   Information Systems
       .   Broadcast Equipment
       .   Milling Equipment

The Company has conducted a comprehensive evaluation of a majority of its building systems, related computer equipment and components that could be potentially impacted. Building computer system testing was undertaken. To date, problems discovered in our building systems are minor and usually relate to building security systems. These problems are being addressed.

Information systems have been tested with a licensed software program; a diagnostic tool designed for personal computers and servers that will identify Y2K issues related to computer hardware, software and data. To date, this testing appears to have been successful and has yielded no significant problems. With the constant introduction of new computer equipment and software, information systems testing and re-testing will continue throughout the year.

The Company arranged with a systems integration company to provide a comprehensive Y2K assessment program for television and radio broadcast equipment. The systems integration company has considerable experience in the design and integration of conventional and digital communications, computer and broadcast facilities, as well as in large system integration. The systems integration company also has extensive experience working with major television networks and broadcasting companies in systems assessment. This assessment was conducted during the second quarter of 1999, and resulted in the identification of only minor problems, which are being addressed.

The Company has completed a comprehensive inventory of potential Y2K affected equipment at each of the milling locations. Compliance letters have been received from key vendors and testing of equipment is underway, and will continue throughout the year as we increase our knowledge base.

Risks

The Company also faces risk to the extent suppliers of products, services, and systems relied upon by the Company and others with whom the Company or its subsidiaries transact business do not comply with Year 2000 requirements. In the event such third parties cannot provide the Company or its subsidiaries with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company or its subsidiaries, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent , if any, to which the Company is vulnerable to these third parties' possible failure to remediate their own Year 2000 issues. There can be no assurance the Company will identify and remediate all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. The Company will continue to assess external risk factors into the Year 2000.

Contingency Plans

Since the Year 2000 problem is pervasive, few, if any, companies can make absolute assurances that they will identify and remediate all Y2K risks. Accordingly, the Company expects risk assessment and contingency planning to remain an ongoing process leading up to and beyond the year 2000. In addition, the potential Year 2000 problem is being addressed as part of the Company's overall emergency preparedness program that includes contingency planning for other potential major catastrophes like earthquakes, fires and floods.

The Company's approach to Financial Risk Transfer has two main areas of focus.

     .   Secure the broadest insurance coverage available at a reasonable cost and avoid exclusions or restrictions of coverage.
     .   Explore other Financial Risk Transfer products and/or Y2K specific insurance coverage to the extent that it becomes available at economically feasible levels.

Estimated Costs

The Company is continuing to assess the potential impact of the century change on its business, results of operations, and financial position. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations. The cost of internal resources dedicated to the Year 2000 has not been estimated at this time. The Company currently estimates that the cost of assessment and testing of broadcast equipment will not exceed $300,000.

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

PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual Meeting of Shareholders was held April 29, 1999. The four nominees elected to the Board of Directors for three year terms expiring in 2002 are listed below. There were no broker non-votes with respect to any of the nominees.

                                 Votes     Votes
                                  For     Withheld
                               ---------  --------
     Jean F. McTavish          7,153,390   176,138
     Jacklyn F. Meurk          7,154,390   175,138
     George F. Warren, Jr.     7,156,690   172,838
     William W. Warren, Jr.    7,153,790   175,738

In addition, the shareholders ratified the action of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for 1999 with 7,181,845 shares voted in favor, 5,861 shares voted against, and 178,710 shares abstaining. There were no broker non-votes with respect to the proposal.

The total number of shares of Common Stock $1.25 par value, outstanding as of March 12, 1999, the record date for the annual meeting, was 8,542,384.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:   Exhibit 11,  Statement re Computation of Per Share Earnings
                Exhibit 27,  Financial Data Schedule

(b) Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on April 14, 1999 stating that a common stock recapitalization proposal (and the related adoption of a new employee incentive plan) was being withdrawn from consideration and shareholder vote at the Company's annual shareholders meeting scheduled for April 29, 1999.

A report on Form 8-K was filed with the Commission on June 2, 1999 announcing an agreement under which the Company and its wholly-owned subsidiary Fisher Mills Inc. would acquire the 50% interest of Koch Agriculture Company in the Blackfoot, Idaho flour milling facility that Fisher Mills owned jointly with Koch Agriculture Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FISHER COMPANIES INC.
                                           (Registrant)


Dated     August 10, 1999             /s/ William W. Krippaehne, Jr.
        -------------------           --------------------------------------
                                      William W. Krippaehne, Jr.
                                      President and Chief Executive Officer


Dated     August 10, 1999             /s/ David D. Hillard
        -------------------           --------------------------------------
                                      David D. Hillard
                                      Senior Vice President and Chief Financial
                                      Officer