Form 10-Q
period 1999-09-30
FISHER COMPANIES INC
filed 1999-11-15
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

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

                             600 University Street
                                  Suite 1525
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

                       Yes   X            No
                          -------           -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $1.25 par value, outstanding as of September 30, 1999: 8,550,690

                                    PART I
                             FINANCIAL INFORMATION



Item 1.   Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and nine months ended September 30, 1999 and 1998.

2.   Consolidated Balance Sheet:
     September 30, 1999 and December 31, 1998.

3.   Consolidated Statement of Cash Flows:
     Nine months ended September 30, 1999 and 1998.

4.   Consolidated Statement of Comprehensive Income:
     Three and nine months ended September 30, 1999 and 1998.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                             Nine months ended         Three months ended
                                                               September 30               September 30
                                                            1999           1998         1999         1998
-----------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
(Unaudited)
Sales and other revenue
  Broadcasting                                             $102,248      $ 90,271      $41,221      $29,473
  Milling                                                    84,082        79,890       30,536       26,609
  Real estate                                                19,237         9,304        3,016        3,161
  Corporate and other, primarily dividends
   and interest income                                        3,557         3,025        1,272        1,107
-----------------------------------------------------------------------------------------------------------
                                                            209,124       182,490       76,045       60,350
-----------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of products and services sold                        126,128       114,405       47,404       38,010
  Selling expenses                                           18,622        14,553        8,120        5,085
  General, administrative and other expenses                 37,043        28,332       14,773        9,656
-----------------------------------------------------------------------------------------------------------
                                                            181,793       157,290       70,297       52,751
-----------------------------------------------------------------------------------------------------------
Income from operations
  Broadcasting                                               20,785        21,050        8,114        6,183
  Milling                                                    (4,489)        1,007       (2,913)         542
  Real estate                                                12,505         3,236          807        1,178
  Corporate and other                                        (1,470)          (93)        (260)        (304)
-----------------------------------------------------------------------------------------------------------
                                                             27,331        25,200        5,748        7,599
Interest expense                                              8,220         3,650        5,964        1,176
-----------------------------------------------------------------------------------------------------------
Income before provision for income taxes                     19,111        21,550         (216)       6,423
Provision for federal and state income taxes                  6,387         7,526         (110)       2,331
-----------------------------------------------------------------------------------------------------------
Net income                                                 $ 12,724      $ 14,024      $  (106)     $ 4,092
-----------------------------------------------------------------------------------------------------------

Net income per share                                       $   1.49      $   1.64      $ (0.01)     $  0.48

Net income per share assuming dilution                     $   1.48      $   1.64      $ (0.01)     $  0.48

Weighted average shares outstanding                           8,548         8,540        8,551        8,542

Weighted average shares outstanding
 assuming dilution                                            8,575         8,576        8,551        8,580

Dividends declared per share                               $   0.78      $   0.75      $  0.26      $  0.25

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                            September 30      December 31
                                                                1999             1998
------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)          (Unaudited)
ASSETS
Current Assets
  Cash and short-term cash investments                        $  3,504         $  3,968
  Receivables                                                   48,810           44,481
  Inventories                                                   17,025           11,009
  Prepaid income taxes                                           2,672
  Prepaid expenses                                               5,560            6,993
  Television and radio broadcast rights                         14,333            8,190
------------------------------------------------------------------------------------------
    Total current assets                                        91,904           74,641
------------------------------------------------------------------------------------------
Marketable Securities, at market value                          87,884          132,281
------------------------------------------------------------------------------------------
Other Assets
  Cash value of life insurance and retirement deposits          11,235           10,900
  Television and radio broadcast rights                            889               49
  Intangible assets, net of amortization                       246,096           48,650
  Investments in equity investees                                2,955           15,126
  Other                                                          8,437            3,285
------------------------------------------------------------------------------------------
                                                               269,612           78,010
------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                             221,651          154,590
------------------------------------------------------------------------------------------
                                                              $671,051         $439,522
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                               $ 17,645         $ 13,479
  Trade accounts payable                                         9,011            8,454
  Accrued payroll and related benefits                           6,024            5,071
  Television and radio broadcast rights payable                 13,422            7,675
  Income taxes payable                                                              457
  Dividends payable                                              2,223            2,221
  Other current liabilities                                      3,170            3,030
------------------------------------------------------------------------------------------
    Total current liabilities                                   51,495           40,387
------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                      314,737           63,257
------------------------------------------------------------------------------------------
Other Liabilities
  Accrued retirement benefits                                   13,658           13,298
  Deferred income taxes                                         44,411           55,048
  Television and radio broadcast rights payable,
   long-term portion                                               737
  Deposits and retainage payable                                 1,573              951
------------------------------------------------------------------------------------------
                                                                60,379           69,297
------------------------------------------------------------------------------------------
Minority Interests                                                  33               33
------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock, shares authorized 12,000,000,
   $1.25 par value; issued 8,550,690 in 1999
   and 8,542,384 in 1998                                        10,688           10,678
  Capital in excess of par                                       2,439            1,792
  Deferred compensation                                           (643)            (733)
  Accumulated other comprehensive income - unrealized
   gain on marketable securities, net of deferred
   income taxes of $30,358 in 1999 and $45,897 in 1998          56,378           85,236
  Retained earnings                                            175,545          169,575
------------------------------------------------------------------------------------------
                                                               244,407          266,548
------------------------------------------------------------------------------------------
                                                              $671,051         $439,522
------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                            Nine months ended
                                                                                                               September 30
                                                                                                        --------------------------
                                                                                                           1999            1998
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
(Unaudited)
Cash flows from operating activities
  Net income                                                                                            $  12,724         $ 14,024
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                                          12,219            9,871
    Increase in noncurrent deferred income taxes                                                            4,902              199
    Issuance of stock pursuant to vested stock rights and related tax benefit                                 402              293
    Amortization of deferred compensation                                                                     311
    Net loss in equity investees                                                                              738
    (Gain) loss on sale and disposition of property, plant and equipment                                   (9,446)             261
  Change in operating assets and liabilities
    Receivables                                                                                             7,104            8,508
    Inventories                                                                                            (3,232)             790
    Prepaid income taxes                                                                                   (2,672)
    Prepaid expenses                                                                                        2,588            3,723
    Cash value of life insurance and retirement deposits                                                     (335)          (2,211)
    Other assets                                                                                           (5,152)             572
    Trade accounts payable, accrued payroll and related benefits and other current liabilities             (3,588)          (4,010)
    Income taxes payable                                                                                     (457)            (533)
    Accrued retirement benefits                                                                               360               70
    Deposits and retainage payable                                                                            622              215
  Amortization of television and radio broadcast rights                                                    10,130            8,173
  Payments for television and radio broadcast rights                                                      (10,828)          (8,770)
----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                          16,390           31,175
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Proceeds from sale of property, plant and equipment                                                      13,100              601
  Investments in equity investees                                                                          (1,375)          (9,059)
  Purchase assets of television and radio stations and related acquisition costs                         (221,160)            (427)
  Purchase of 50% interest in Blackfoot flour mill                                                        (19,000)
  Purchase of property, plant and equipment                                                               (37,347)         (13,647)
----------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                            (265,782)         (22,532)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net borrowings under notes payable                                                                       (1,542)             680
  Borrowings under borrowing agreements                                                                   258,201
  Payments on borrowing agreements and mortgage loans                                                      (1,013)          (3,908)
  Proceeds from exercise of stock options                                                                      33               56
  Cash dividends paid                                                                                      (6,751)          (6,490)
----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                               248,928           (9,662)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term cash investments                                                         (464)          (1,019)
Cash and short-term cash investments, beginning of period                                                   3,968            6,337
----------------------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                                     $   3,504         $  5,318
----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                    Nine months ended      Three months ended
                                       September 30           September 30
                                    1999         1998      1999          1998
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)
Net income                        $ 12,724    $ 14,024    $   (106)  $   4,092
Other comprehensive income --
 unrealized loss on marketable
 securities, net of deferred
 income taxes                      (28,858)    (14,079)    (31,948)     (7,368)
--------------------------------------------------------------------------------
Comprehensive income              $(16,134)   $    (55)   $(32,054)  $  (3,276)
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                             FISHER COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1998 filed on March 25, 1999 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain prior period balances have been reclassified to conform to the 1999 presentation.

2.   Inventories are summarized as follows (in thousands):

                                       September 30    December 31
                                           1999            1998
                                       ------------    -----------

             Finished products            $ 6,240         $ 3,906
             Raw materials                 10,659           6,983
             Spare parts and supplies         126             120
                                       ------------    -----------
                                          $17,025         $11,009
                                       ------------    -----------

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

4.   Acquisitions:

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

     Also on July 1, the Company and its milling subsidiary purchased from Koch Agriculture Company its 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the Company and the milling subsidiary used the equity method to account for their 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary and operating results are fully consolidated in the milling segment.

     The above transactions are accounted for under the purchase method. Accordingly, the Company has recorded identifiable assets and liabilities of the acquired properties at their fair market value. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill. The results of operations of the acquired properties are included in the financial statements from the date of acquisition. Unaudited pro forma results as if the acquired properties had been included in the financial results during the three and nine months ended September 30, 1999 and 1998 are as follows:

                                            Nine months ended              Three months ended
                                               September 30                   September 30
                                            1999          1998            1999           1998
                                          --------       --------        -------       --------
(in thousands, except per share amounts)

Sales and other revenue
  Broadcasting                            $125,423       $123,341        $41,221       $ 41,309
  Milling                                   91,895         86,135         30,536         29,088
  Real Estate                               19,237          9,304          3,016          3,161
  Corporate and other                        3,557          3,025          1,272          1,107
                                          --------       --------        -------       --------
                                          $240,112       $221,805        $76,045       $ 74,665
                                          --------       --------        -------       --------

Net income                                $  6,960       $  5,677        $  (106)      $  1,762

Income per share                          $   0.81       $  0.66         $ (0.01)      $   0.21

Income per share assuming dilution        $   0.81       $  0.66         $ (0.01)      $   0.21

5.   Borrowing and swap agreements:

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the Retlaw acquisition described in Note 4 above and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At September 30, 1999, $225,000,000 was outstanding under the senior credit facility.

     In addition to the senior credit facility the Company has a revolving line of credit (revolving line of credit) in a maximum amount of $100,000,000. The revolving line of credit and the senior credit facility require that the Company maintain an interest coverage ratio of 2.25 to 1. At September 30, 1999 the Company's interest coverage ratio was 2.06 to 1. Subsequent to September 30, 1999 the lenders have consented to modify the interest coverage ratio required by the revolving line of credit and the senior credit facility to 1.80 to 1 from September 30, 1999 through December 31, 2000 with periodic increases thereafter. All other covenants and conditions of the revolving line of credit and the senior credit facility remain unchanged.

     In August 1999 the Company entered into an interest rate swap contract fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004.

6.   Income per share is computed as follows:

                                             Nine months ended                 Three months ended
                                               September 30                       September 30
                                           1999            1998              1999              1998
                                        -----------     -----------       ----------        ----------
Weighted average common shares
 outstanding during the period:           8,547,697       8,540,073        8,550,690         8,542,162
Dilutive effect of:
  Restricted stock rights                    13,879          15,969                             15,834
  Stock options                              13,314          19,468                             22,063
                                        -----------     -----------       ----------        ----------
    Weighted average shares
     outstanding assuming dilution        8,574,890       8,575,510        8,550,690         8,580,059
                                        ===========     ===========       ==========        ==========

Net income                              $12,724,000     $14,024,000       $ (106,000)       $4,092,000

Net income per common share             $      1.49     $     1.64        $    (0.01)       $     0.48

Net income per common share
 assuming dilution                      $      1.48     $     1.64        $    (0.01)       $     0.48

     During the three months ended September 30,1999, 25,307 common stock equivalents were excluded from the weighted average shares outstanding assuming dilution because they were anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and nine month periods ended September 30, 1999 compared with the same periods in 1998.

On July 1, 1999 the Company and its broadcasting subsidiary completed the acquisition of eleven network-affiliated television stations in seven markets located in California, the Pacific Northwest, and Georgia (the "Fisher Television Regional Group"). Total consideration for the stations was $216.7 million, which included $7.6 million of working capital (primarily accounts receivable and prepaid expenses, less accounts payable and other current liabilities). Funding for the transaction was from the senior credit facility in the amount of $230 million.

Also on July 1, the Company and the milling subsidiary purchased from Koch Agriculture Company its 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the Company and the milling subsidiary used the equity method to account for their 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary and operating results of the Blackfoot facility are fully consolidated in the milling segment.

Consolidated Results of Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Consolidated net income for the nine months ended September 30, 1999 declined 9% compared with the similar period of 1998, from $14,024,000 to $12,724,000 (including a $6,392,000 gain from condemnation of real estate, net of income tax). Several major factors which are a direct result of the acquisitions described above impacted third quarter 1999 consolidated net income, including interest expense of $4,500,000 and goodwill amortization amounting to $1,170,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of $350,000 relating to the acquisition of Koch Agriculture Company's 50% interest in the Blackfoot facility, and additional operating expense of $282,000 incurred as a result of owning 100% of the Blackfoot facility. In addition, during the third quarter the milling segment incurred charges including an additional provision for bad debts of $1,023,000 and $385,000 for write-off of certain fixed assets not in service.


Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30                1999      % Change      1998

                                          $209,124,000    14.6%    $182,490,000

Sales and other revenue increased 13.3% and 5.2% for broadcasting and milling operations, respectively, in the nine months ended September 30, 1999. The increase in broadcasting revenue is primarily attributable to the Fisher Television Regional Group. Most of the increase in milling revenue is attributable to increased sales at the distribution division. Revenue of the real estate segment increased $9.9 million, largely the result of a $9.8 million gain from condemnation of real estate in June of 1999. Revenue of the corporate segment increased 17.6% as a result of increases in dividends from marketable securities and other revenue.

Cost of products and services sold
--------------------------------------------------------------------------------

Nine months ended September 30            1999        % Change          1998

                                      $126,128,000      10.2%       $114,405,000
  Percentage of revenue                      60.3%                         62.7%

The increase in cost of products and services sold in 1999 is attributable to
(i) costs incurred by the eleven television stations acquired on July 1, which were not included in 1998 results, (ii) increased costs to acquire, produce, and promote broadcast programming at existing broadcast stations, (iii) costs incurred by the Blackfoot flour mill, which became a 100% owned subsidiary on July 1 and, (iv) increased volume of distribution sales, partially offset by lower cost of wheat used to produce flour at the milling segment. The decline in cost of products and services sold as a percent of revenue is primarily due to inclusion of the gain from condemnation of real estate in 1999 results.

                Selling expenses
--------------------------------------------------------------------------------

Nine months ended September 30              1999        % Change        1998

                                         $18,622,000      28.0%      $14,553,000
  Percentage of revenue                         8.9%                        8.0%

Selling expenses increased at the broadcasting segment as a result of costs incurred by the newly acquired television stations and increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses increased at the milling segment as a result of a $1,023,000 increase in the provision for bad debts during the third quarter and from increased delivery and promotion expenses at distribution operations.

General and administrative expenses
--------------------------------------------------------------------------------

Nine months ended September 30             1999        % Change         1998

                                        $37,043,000      30.7%       $28,332,000
  Percentage of revenue                       17.7%                        15.5%

General and administrative expenses increased in all business segments during 1999. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, to costs related to the Fisher Entertainment division, and to higher employee benefit costs at other operations. In addition to costs incurred to recruit and relocate management personnel and increased costs related to information systems, general and administrative expenses at the milling segment include the milling segment's 50% share of the loss of the Blackfoot milling facility prior to July 1. The real estate segment experienced increased depreciation expense, salaries, and employee benefit costs. The corporate segment incurred increased costs in connection with additional personnel, a new corporate marque and brand identity program, and new strategic initiatives.

Interest expense
--------------------------------------------------------------------------------

Nine months ended September 30                 1999       % Change       1998

                                            $8,220,000     125.2%     $3,650,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement. The primary cause of the increase in 1999 interest expense compared with 1998 is attributable to funds borrowed to finance the acquisition of eleven television stations and the acquisition of 50% interest in the Blackfoot flour mill previously owned by Koch Agriculture Company. Interest incurred in connection with funds borrowed to finance construction of the Fisher Plaza project is capitalized as part of the cost of that facility.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Nine months ended September 30                1999       % Change        1998

                                           $6,387,000     -15.1%      $7,526,000
  Effective tax rate                            33.4%                      34.9%

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

Other comprehensive income
--------------------------------------------------------------------------------

Nine months ended September 30              1999       % Change         1998

                                        $(28,858,000)   -105.0%    $(14,079,000)

Other comprehensive income represents unrealized gain or loss on the Company's marketable securities, net of deferred income taxes, and varies directly with fluctuations in the market value of the securities. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock declined from $42.94 at December 31, 1998 to $28.00 at September 30, 1999, and from $48.75 at December 31, 1997 to $41.69 at September 30, 1998. Unrealized gains and losses are a separate component of stockholders' equity.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

The consolidated net loss of $106,000 for the three months ended September 30, 1999 compares with consolidated net income of $4,094,000 for the similar period of 1998. Several major factors which are a direct result of the acquisitions described above impacted third quarter 1999 consolidated net income, including interest expense of $4,500,000 and goodwill amortization amounting to $1,170,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of $350,000 relating to the acquisition of Koch Agriculture Company's 50% interest in the Blackfoot facility, and additional operating expense of $282,000 incurred as a result of owning 100% of the Blackfoot facility. In addition, during the third quarter the milling segment incurred charges including additional provision for bad debts of $1,023,000 and $385,000 for write-off of certain fixed assets not in service.

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30               1999       % Change       1998

                                           $76,045,000     26.0%     $60,350,000

Sales and other revenue increased 39.9% and 14.8% for broadcasting and milling operations, respectively, in the three months ended September 30, 1999. The increase in broadcasting revenue is primarily attributable to the Fisher Television Regional Group. Most of the increase in milling revenue is attributable to the purchase of Koch Agriculture Company's one-half of the Blackfoot mill. Revenue of the real estate segment declined 4.6%. Revenue of the corporate segment increased 15.0% as a result of increases in dividends from marketable securities and other revenue.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended September 30             1999        % Change        1998

                                         $47,404,000      24.7%      $38,010,000
 Percentage of revenue                         62.3%                       63.0%

The increase in cost of products and services sold in 1999 is attributable to
(i) costs incurred by the eleven television stations acquired July 1, which were not included in 1998 results, (ii) increased costs to acquire, produce, and promote broadcast programming at existing broadcast stations, (iii) acquisition of Koch Agriculture Company's 50% interest in the Blackfoot flour mill which became a 100% owned subsidiary on July 1 (prior to July 1 the milling segment's 50% share in operating results of the Blackfoot flour mill was included in general and administrative expense) and, (iv) increased volume of distribution sales, partially offset by lower cost of wheat used to produce flour at the milling segment.

Selling expenses
--------------------------------------------------------------------------------

Three months ended September 30               1999       % Change        1998

                                           $8,120,000      59.7%      $5,085,000
  Percentage of revenue                         10.7%                       8.4%

Selling expenses increased at the broadcasting segment as a result of costs incurred by the eleven television stations acquired July 1 and increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses increased at the milling segment as a result of a $1,023,000 increase in the provision for bad debts during the third quarter and from increased delivery and promotion expenses at distribution operations.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended September 30              1999        % Change        1998

                                          $14,773,000      53.0%      $9,656,000
  Percentage of revenue                         19.4%                      16.0%

General and administrative expenses increased in all business segments during 1999. The increase at the broadcasting segment is attributable in large part to costs incurred by the newly acquired television stations, to costs related to the Fisher Entertainment division, and to higher employee benefit costs at other operations. The milling segment incurred costs to recruit and relocate management personnel and experienced increased costs related to information systems. The real estate segment experienced increased depreciation expense and personnel costs, and the corporate segment incurred increased costs in connection with additional personnel, a new corporate marque and brand identity program, and new strategic initiatives.

Interest expense
--------------------------------------------------------------------------------

Three months ended September 30                1999      % Change        1998

                                            $5,964,000     407.2%     $1,176,000

Interest expense includes interest on borrowed funds, loan fees and net payments under a swap agreement. The increase in third quarter 1999 interest expense compared with 1998 is primarily attributable to funds borrowed to finance the acquisition on July 1 of eleven television stations and a 50% interest in the Blackfoot flour mill previously owned by Koch Agriculture Company. Interest incurred in connection with funds borrowed to finance construction of the Fisher Plaza project is capitalized as part of the cost of that facility.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Three months ended September 30                 1999      % Change       1998

                                             $(110,000)      N/M      $2,331,000
  Effective tax rate                              50.9%                    36.3%

The provision for federal and state income taxes varies directly with pre-tax income. The income tax benefit in the third quarter of 1999 is caused by the pre-tax loss reported for the quarter.

Other comprehensive income
--------------------------------------------------------------------------------

Three months ended September 30               1999      % Change        1998

                                         $(31,948,000)   -333.6%    $(7,368,000)

Other comprehensive income represents unrealized gain or loss on the Company's marketable securities, net of deferred income taxes, and varies directly with fluctuations in the market value of the securities. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock declined from $44.13 at June 30, 1999 to $28.00 at September 30, 1999, and from $48.38 at June 30, 1998 to $41.69 at September 30, 1998. Unrealized gains and losses are a separate component of stockholders' equity.

Broadcasting Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30                  1999      % Change      1998

                                            $102,248,000    13.3%    $90,271,000

1999 broadcasting results include the results of eleven television stations acquired July 1 and, therefore, are not directly comparable with 1998. The new vtelevision stations, known as Fisher Television Regional Group, earned revenues in excess of $10,000,000 subsequent to the acquisition. Revenue from KOMO TV in Seattle decreased modestly as increased revenue from local advertising and paid programming was more than offset by declines in national and political advertising. KATU Television in Portland reported a decline in revenue of approximately 3% due to declines in national and political advertising. Revenue from radio operations increased approximately $2,300,000, including $1,900,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM), and $600,000 from the twenty-one small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined approximately $200,000. The recently formed Fisher Entertainment division earned revenue of approximately $400,000, and revenue from corporate sources increased modestly.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30              1999        % Change        1998

                                         $20,785,000      -1.3%      $21,050,000
  Percentage of revenue                        20.3%                       23.3%

Declines in operating income from Seattle and Portland television operations were only partially offset by increased income from radio operations and operating income from the newly acquired Fisher Television Regional Group. Operating expenses at the broadcasting segment increased 18.4% in 1999 due to the operating costs of the newly acquired stations, and to increased costs to acquire, produce and promote broadcast programming, and increases in personnel and related costs. 1998 results were impacted by a provision, recorded in the first quarter, for anticipated losses incurred from (i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30                 1999      % Change      1998

                                             $41,221,000    39.9%    $29,473,000

Broadcasting revenue for the third quarter of 1999 includes approximately $10,000,000 from the newly acquired television stations. Revenue from KOMO TV in Seattle increased approximately $800,000 during the quarter. Increased revenue from national and local advertising and paid programming was partially offset by a decline in political advertising revenue amounting to approximately $1,000,000. Revenue from KATU Television in Portland declined approximately $400,000 as an increase in national advertising revenue was more than offset by declines in local and political advertising. Revenue from radio operations increased over $600,000, mainly from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM). Revenue from the twenty-one small market stations in Montana and Eastern Washington increased $239,000 and revenue from Portland radio operations (KWJJ-FM and KOTK) declined $147,000 compared with third quarter 1998. Revenue from corporate sources increased modestly.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30               1999       % Change        1998

                                           $8,114,000      31.3%      $6,183,000
  Percentage of revenue                         19.7%                      21.0%

Third quarter operating income includes results of the newly acquired television stations. Excluding those results, operating income from broadcasting operations for the quarter improved 10%. Operating income from KOMO TV in Seattle improved 17% during the quarter, a result of increased revenue and lower expenses. KATU Television experienced a 10% decline, with flat revenues and increased expenses, principally related to syndicated programming. The Seattle radio group reported a 60% improvement for the quarter with increased revenues and reduced operating expenses. Operating income from the small market radio stations improved 43%, while the Portland radio group reported a 78% decline due to lower revenues. Costs incurred by the Fisher Entertainment division exceeded revenues.

Milling Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30                 1999      % Change       1998

                                            $84,082,000     5.2%     $79,890,000

In 1996 the milling segment and Koch Agriculture, Inc. formed a limited liability company (LLC) to operate a flour milling facility in Blackfoot, Idaho, with each member owning a 50% interest. The LLC began operations with one compact milling unit in April 1997. Subsequently, a second compact milling unit was installed. During 1998 a 10,000 cwt. conventional flour mill was under construction, which began operations in December. On July 1, 1999 Fisher acquired the 50% interest in the Blackfoot facility previously owned by Koch Agriculture, and subsequent operating results are fully consolidated. Prior to July 1 the investment in the LLC was accounted for using the equity method, and the milling segment's 50% interest in operating results was included in general and administrative expenses.

Sales and other revenue at the distribution division increased approximately $4,100,000 compared with the same nine months of 1998. Each of the three distribution facilities contributed to the increase with the Rancho Cucamonga Distribution Center, which serves the Southern California market, reporting the most improvement at 22%. The flour milling division, including the Blackfoot mill since July 1, experienced increased revenues of $770,000 compared with the same period of 1998. Flour volume sold increased 17% while average flour prices, which are largely dependent on the cost of wheat purchased to produce flour, declined 10%.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30               1999        % Change        1998

                                         $(4,489,000)       N/M%      $1,007,000
  Percentage of revenue                           N/M                       1.3%

Income from operations is determined by deducting operating expenses from gross margin on sales. During the first nine months of 1999 the milling division experienced low flour and millfeed margins, which were partially offset by improved margins at all three distribution facilities. Operating expenses increased 37% compared with 1998, due to a $1,023,000 increase in the provision for bad debts and increased expenses related to personnel, consulting, delivery expense, and write-off of certain fixed assets not in service amounting to $385,000. While the production at the Blackfoot mill is increasing, operations remain below full capacity. Operating results for 1999 include the milling segment's share of losses from the Blackfoot facility of approximately $1,350,000.

Management has, with assistance from consultants, reviewed accounts receivable collection practices, aging information and current customer information, and recorded an additional, and management believes to be adequate, provision for bad debts in the amount of $1,023,000 in the third quarter.

The preceding discussion of the milling segment's remedial efforts includes certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include management's difficulties in accurately assessing and identifying uncollectable accounts, or significant changes in customer payment patterns.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30               1999       % Change       1998

                                           $30,536,000     14.8%     $26,609,000

Sales and other revenue at the distribution division increased approximately $1,400,000 compared with the third quarter of 1998, with each distribution center reporting improvement. The flour milling division experienced an increase of approximately $2,900,000 during the third quarter, as sales at the Blackfoot flour mill amounting to $6,104,000 were partially offset by declines in third quarter sales at other milling locations. Volume of flour sold increased 38% while average flour prices declined 12%.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30                 1999        % Change      1998

                                            $(2,913,000)       N/M      $542,000
  Percentage of revenue                              N/M                    2.0%

During the third quarter the milling segment incurred a loss from operations, a result of low flour and millfeed margins at the milling division, which were partially offset by additional margins earned by the distribution division. Operating expenses increased $2,256,000 in the quarter, due to increased delivery expenses, expenses related to personnel, consulting, the write-off of certain fixed assets not in service, and the $1,023,000 increase in the provision for bad debts. Third quarter results include a loss amounting to $560,000 attributable to the Blackfoot Mill which was not operating at full capacity.

Real Estate Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30                1999        % Change       1998

                                           $19,237,000     106.8%     $9,304,000

1999 real estate revenue includes gain from condemnation of real estate in the amount of $9,834,000 recorded in the second quarter. Excluding that gain, revenue increased 1.1%. Average occupancy during the nine months ended September 30, 1999 and 1998 was 97.8% and 98.2%, respectively.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30                1999        % Change       1998

                                           $12,505,000     286.4%     $3,236,000
  Percentage of revenue                          65.0%                     34.8%

The improvement in operating income is primarily attributable to the gain from condemnation referenced above. Operating expenses increased approximately $700,000 compared with 1998, including certain one-time operating charges resulting from the condemnation and increased repair, maintenance, and personnel costs.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30                 1999      % Change       1998

                                             $3,016,000     -4.6%     $3,161,000

The decline in third quarter 1999 real estate revenue compared with 1998 is primarily due to the loss of rents attributable to the real estate sold in June 1999. When revenue from those properties is excluded from third quarter 1998 figures, third quarter 1999 real estate revenue increased 5.7% over third quarter 1998 revenue.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30                1999       % Change       1998

                                              $807,000     -31.5%     $1,178,000
  Percentage of revenue                          26.8%                     37.3%

The sale of income-producing real estate in June 1999 reduced third quarter results. When 1998 operating income is adjusted to exclude those properties, 1999 operating income declined 16.3%, as overall operating expenses increased due to increases in costs related to personnel, information systems, marketing, and utilities.

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $40,409,000 and cash and short-term cash investments totaling $3,504,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has a five-year unsecured revolving line of credit (revolving line of credit) with two banks in a maximum amount of $100,000,000 to finance construction of a new digital broadcasting facility for KOMO Television (to be called Fisher Plaza), and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. At September 30, 1999, $45,000,000 was outstanding under the revolving line of credit.

In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the Retlaw acquisition and for general corporate purposes. See Notes 4 and 5 to the consolidated financial statements for information concerning the Retlaw acquisition and the senior credit facility. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At September 30, 1999, $225,000,000 was outstanding under the senior credit facility. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios.

The revolving line of credit and the senior credit facility require that the Company maintain an interest coverage ratio of 2.25 to 1. At September 30, 1999 Company's interest coverage ratio was 2.06 to 1. Subsequent to September 30, 1999 the lenders have consented to modify the interest coverage ratio required by the the revolving line of credit and the senior credit facility to 1.80 to 1 from September 30, 1999 through December 31, 2000 with periodic increases thereafter. All other covenants and conditions of the revolving line of credit and the senior credit facility remain unchanged.

In August 1999 the Company entered into an interest rate swap contract fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004.

Net cash provided by operating activities during the nine months ended September 30, 1999 was $16,390,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $265,782,000; principally $221,160,000 for the acquisition of eleven network-affiliated television stations, and related acquisition costs; $19,000,000 for acquisition of a 50% interest in the limited liability company which operates the Blackfoot flour milling facilities; $37,347,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project); reduced by proceeds received from condemnation of real estate in the amount of $13,100,000. Net cash provided by financing activities was $248,928,000, including borrowings under borrowing agreements and notes payable totaling $258,201,000, payments totaling $2,555,000 on notes payable, borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $6,751,000 or $.78 per share.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Interest Rate Exposure

The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1998 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At September 30, 1999, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value of the Company's fixed rate debt resulting from a hypothetical 10 percent change in interest rates. This potential change in the fair value of the Company's fixed rate debt amounted to $1,960,000 at September 30, 1999.

The Company also had $280,579,000 in variable-rate debt outstanding at September 30, 1999. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,974,000 annual change in the Company's pre-tax earnings and cash flows. In August 1999 the Company entered into a swap agreement thereby fixing the interest rate on $90 million floating rate debt at 6.52% plus a margin based on the Company's ratio of funded debt to operating cash flow.

Marketable Securities Exposure

The fair value of the Company's investments in marketable securities at September 30, 1999 is $87,884,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of September 30, 1999, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $8,788,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of September 30, 1999, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts were immaterial. At September 30, 1999, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

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

The Company has approached the first two items in its five-step process (Internal Systems Inventory and Systems Testing and Repair) as a single task, and has divided this task into four major categories:

     .    Building Systems
     .    Information Systems
     .    Broadcast Equipment
     .    Milling Equipment

The Company has conducted a comprehensive evaluation of a majority of its building systems, related computer equipment and components that could be potentially impacted. Building computer system testing was undertaken. To date, problems discovered in our building systems are minor and usually relate to building security systems. These problems have been addressed.

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

The Company arranged with a systems integration company to provide a comprehensive Y2K assessment program for television and radio broadcast equipment. The systems integration company has considerable experience in the design and integration of conventional and digital communications, computer and broadcast facilities, as well as in large system integration. The systems integration company also has extensive experience working with major television networks and broadcasting companies in systems assessment. This assessment was conducted primarily during the second quarter of 1999, and resulted in the identification of only minor problems, which have been addressed.

The Company has completed a comprehensive inventory of potential Y2K affected equipment at each of the milling locations. Compliance letters have been received from key vendors and testing of equipment is substantially complete, and will continue throughout the year as we increase our knowledge base.

Risks

The Company also faces risk to the extent suppliers of products, services, and systems relied upon by the Company and others with whom the Company or its subsidiaries transact business do not comply with Year 2000 requirements. In the event such third parties cannot provide the Company or its subsidiaries with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company or its subsidiaries, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent, if any, to which the Company is vulnerable to these third parties' possible failure to remediate their own Year 2000 issues. There can be no assurance the Company has identified and remediated all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. The Company will continue to assess external risk factors into the Year 2000.

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

The Company's approach to Financial Risk Transfer has focused on securing the broadest insurance coverage available at a reasonable cost, and avoid exclusions or restrictions of coverage.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The discussion above under "Year 2000" includes certain "forward-looking statements" within the meaning of the PSLRA. This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the Company's customers, vendors and others with whom it does business.

PART II

                               OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities

See Note 5 to the Consolidated Financial Statements for information regarding the Company's revolving line of credit and senior credit facility.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:      Exhibit 10.1   Membership Purchase Agreement between Koch
                                   Agriculture Company, Fisher Mills Inc. and
                                   Fisher Companies Inc.

                    Exhibit 10.2 Credit Agreement dated as of June 24, 1999 among Fisher Companies Inc. and financial institutions named therein

                    Exhibit 10.3 First Amendment to Credit Agreement dated as of August 24, 1999 among Fisher Companies Inc. and the financial institutions named therein

                    Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed with the Commission on July 15, 1999 announcing that the Company and its subsidiary Fisher Broadcasting Inc. completed acquisition of the broadcasting assets of Retlaw Enterprises, Inc., a California corporation, and eight wholly-owned limited liability companies ("Retlaw"). The broadcast assets acquired consist of eleven network-affiliated television stations in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration for the assets acquired was $216.7 million, which included $7.6 million of working capital. The acquisition was financed from proceeds of Senior Credit Facilities.

     A report on Form 8-K/A was filed with the Commission on September 14, 1999 including financial statements and pro forma financial information relating to the acquisition of broadcasting assets announced in a Form 8-K filed on July 15, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FISHER COMPANIES INC.
                                            (Registrant)



Dated  November 12, 1999                /s/ William W. Krippaehne, Jr.
     ---------------------              ------------------------------
                                        William W. Krippaehne, Jr.
                                        President and Chief Executive Officer


Dated  November 12 , 1999               /s/ David D. Hillard
     ----------------------             --------------------
                                        David D. Hillard
                                        Senior Vice President and Chief
                                        Financial Officer