Form 10-K
period 1999-12-31
FISHER COMPANIES INC
filed 2000-03-30
CIK 1034669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number 000-22439

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
         Title of Each Class                     on Which Registered
         -------------------                     -------------------
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

                             Yes   X    No _______
                                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2000, based on the last sale price quoted on the OTC Bulletin Board, was approximately $294,898,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2000 was:

            Title of Class                   Number of Shares Outstanding
            --------------                   ----------------------------
     Common Stock, $1.25 Par Value                8,550,690 shares


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000, are incorporated by reference under Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS.

     Through its operating subsidiaries, Fisher Companies Inc. (the "Company") is actively engaged in television and radio broadcasting, the operation of satellite teleports, the development of other emerging technologies, and television programming production and syndication; flour milling and bakery products distribution; and real estate investment and proprietary property management. The Company was founded in 1910, and is incorporated in Washington. The Company provides direction and guidance to its operating subsidiaries.

     Note 10 to the consolidated financial statements contains information regarding the Company's industry segments for the years ended December 31, 1999, 1998, and 1997.

                            BROADCASTING OPERATIONS

                                 INTRODUCTION

     The Company's broadcasting operations are conducted through Fisher Broadcasting Inc. ("Fisher Broadcasting"), a Washington corporation. The Company owns all of the outstanding capital stock of Fisher Broadcasting, except that 3% of the outstanding shares of a class of nonvoting participating preferred stock is owned by third parties. Fisher Broadcasting owns and operates, directly or through subsidiaries in Washington, Oregon Montana, Idaho, California and Georgia, twelve network-affiliated television stations (and a 50% interest in a thirteenth television station), 26 radio stations, and two broadcast satellite teleports, and provides emerging media development services. Fisher Broadcasting's television stations reach more than 4,200,000 households, or 4.2% of all U.S. television households (Nielsen Media Research). Its radio stations collectively represent the 26th largest radio group in the U.S. by revenue size (National Association of Broadcasters). Fisher Broadcasting's satellite teleports serve many of the Northwest's businesses and local, national and international news organizations.

     U. S. television markets are defined by Nielsen Media Research. Two of Fisher Broadcasting's television stations are located in top 25 television markets: KOMO TV 4 (ABC) Seattle-Tacoma, Washington, market rank 12; and KATU Television 2 (ABC), Portland, Oregon, market rank 23. One is located in television markets 50 to 100: KJEO TV 47 (CBS) Fresno-Visalia, California, market rank 54. The ten remaining television stations are located in markets 100 to 166: WFXG TV 54 (Fox), Augusta, Georgia, market rank 111; KVAL TV 13 (CBS), Eugene, Oregon and its satellite stations KPIC TV 4 (CBS), Roseburg, Oregon (50% owned by Fisher Broadcasting) and KCBY TV 11 (CBS), Coos Bay, Oregon, market rank 122; KIMA TV 29 (CBS), Yakima, Washington and its satellite stations KEPR TV 19 (CBS), Pasco, Washington and KLEW TV (3), Lewiston, Idaho, market rank 124; KBCI TV 2 (CBS), Boise, Idaho, market rank 125; WXTX 54 (Fox), Columbus, Georgia, market rank 127; and KIDK 3 (CBS), Idaho Falls, Idaho, market rank 166. See Broadcasting Operations - "Television - KOMO TV," "Television -KATU Television" and "Television - Fisher Television Regional Group." Fisher Broadcasting's radio operations are concentrated in large, medium and small markets located in Washington, Oregon and Montana (see "Broadcasting Operations-Radio - Seattle Radio Market; Portland Radio Market; and - Medium - and Small-Market Radio Operations").

     Fisher Communications Inc. ("FishComm"), a wholly owned subsidiary of Fisher Broadcasting, owns and operates Fisher Broadcasting's satellite teleport services, Internet services, and emerging media development operations.

     Fisher Entertainment, an operating unit of Fisher Broadcasting, supplies programming for cable networks, broadcast syndication and emerging media. Its programming sources are internal content development, programming created through alliances with third party producers and repackaging of existing Fisher Broadcasting library product.

     As of December 31, 1999, Fisher Broadcasting employed 1,339 full- and part-time employees.

                                  ACQUISITION

     On July 1, 1999, Fisher Companies Inc. and Fisher Broadcasting Inc. completed acquisition of the broadcasting assets of Retlaw Enterprises, Inc., a California corporation, and eight wholly-owned limited liability companies. The broadcast assets acquired consist of ten network-affiliated television stations in seven markets located in California, the Pacific Northwest, and Georgia, as well as a fifty percent stock interest South West Oregon Television Broadcasting Corporation, licensee of a television station in Roseburg, Oregon.

     Total consideration for the assets acquired was $216.7 million, which included $7.6 million of working capital. The acquisition was financed from proceeds of Senior Credit Facilities with Bank of America National Trust and Savings Association as Administrative Agent, Credit Suisse First Boston as Syndication Agent, and other financial institutions party thereto.

     Currently, the two acquired stations located in Columbus, Georgia and Augusta, Georgia are operated as a combined L.L.C that is known as Fisher Broadcasting - Georgia, L.L.C. The acquired station in Fresno, California is also operated as an L.L.C. and is known as Fisher Broadcasting - Fresno, L.L.C. The station in Roseburg, Oregon, continues to be owned by South West Oregon Television Broadcasting Corporation, and is managed by Fisher Broadcasting Inc. The remaining acquired television stations are owned and operated by Fisher Broadcasting Inc. The entire group of eleven stations operates under the name Fisher Television Regional Group. (See "Television - Fisher Television Regional Group.")

                                  TELEVISION

General Overview

     Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the Federal Communications Commission ("FCC"). Television stations that broadcast over the very high frequency ("VHF") band (channels 2-
13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

     Television station revenues are primarily derived from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation and studio rental and commercial production activities. Broadcast television stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. Events outside the Company's control can adversely affect advertising revenues. For example, the Company has experienced declines in advertising revenue during some periods as a result of strikes in major industries and as a result of acquisitions of advertising clients by buyers that do not place advertising with Fisher Broadcasting stations.

     Television stations in the country are grouped by Nielsen Media Research ("Nielsen"), a company that provides audience measuring services, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon an actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

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

     The affiliation by a television station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliated station receives approximately 9 to 10 hours of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during designated breaks in and between network programs, and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. In addition, a television station may acquire programming through bartering arrangements. Under such arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying no cash or a reduced fee for such programming.

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

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations and, to a lesser extent, cable systems and other multichannel operators and programmers and newspapers serving the same market. Traditional network programming, and recently Fox programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time are available for sale by independent stations and Fox affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues that is greater than their share of the market's audience.

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

     In the 1980's, viewers in areas with poor broadcast reception, and limited cable television alternatives, began to receive non-broadcast satellite transmissions primarily intended for reception by the cable television industry. In the 1990's, high power Direct Broadcast Satellites ("DBS") went into operation, providing satellite distribution of programming services to increasing numbers of homes. In most cases the non-broadcast programming services distributed to DBS subscribers are the same as those distributed by cable television systems. DBS program services and DBS system operators insert advertising into these program services on a national basis, but presently do not compete with broadcasters for local advertising revenue.

     Notwithstanding such increases in cable and DBS viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.

     Fisher Broadcasting believes that the market shares of television stations affiliated with NBC, ABC and CBS declined during the 1990's primarily because of the emergence of Fox and certain strong independent stations and, secondarily, because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality programming. In addition, there has been substantial growth in the number of home satellite dish receivers and videocassette recorders, which have further expanded the number of programming alternatives available to household audiences.

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

     Audience. Stations compete for audiences on the basis of program
     --------
popularity, which has a direct effect on advertising rates. A majority of the daily programming on network-affiliated stations is supplied by the network with which such stations are affiliated. During periods of network programming, the stations are totally dependent upon the performance of the network programs in attracting viewers. The competition between the networks is intense and the success of any network's programming can vary significantly over time. Each station competes in non-network time periods on the basis of the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming that each station believes will attract viewers. The competition between stations in non-network time periods is intense and here, too, success can vary over time.

     Fisher Broadcasting's stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable and alternate methods of television distribution. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and also by serving as a distribution system for non-broadcast programming originated on the cable system. Historically, cable operators have generally not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so, the increased competition for local news audiences could have an adverse effect on Fisher Broadcasting's advertising revenues.

     Other sources of competition for Fisher Broadcasting's television stations include home entertainment systems (including video cassette recorder and playback systems, videodisks and television game devices), Internet, multipoint distribution systems, multichannel-multipoint distribution systems, wireless cable and satellite master antenna television systems. Fisher Broadcasting's stations also face competition from high-powered, direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Fisher Broadcasting competes with these sources of competition both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to television viewing).

     Programming. Competition for non-network programming involves negotiating
     -----------
with national program distributors, or syndicators, which sell first-run and rerun packages of programming. Fisher Broadcasting's stations compete against in-market broadcast stations for exclusive access to off-network reruns and first-run product. Cable systems generally do not compete with local stations for programming, although various national cable networks continue to acquire programs that would have otherwise been offered to local television stations.

     Advertising. Advertising rates are based upon the size of the market in
     -----------
which a station operates, a program's popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces, and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates are also determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Fisher Broadcasting's stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Fisher Broadcasting's television stations are located in highly competitive markets.

Network Affiliations

     Two of Fisher Broadcasting's television stations are affiliated with the ABC Television Network, nine (including 50% owned KPIC TV) are affiliated with the CBS Television Network and two are affiliated with the Fox Television Network. The stations' affiliation agreements provide each station the right to broadcast all programs transmitted by the network with which they are affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station, except the Fox affiliates, receives a specified amount of network compensation for broadcasting network programs. To the extent a station's preemption of network programming exceeds a designated amount, such compensation may be reduced. The payments are also subject to decreases by the network during the term of the affiliation agreement under other circumstances, with provisions for advanced notice. Fisher Broadcasting's ABC affiliation agreements for KOMO TV and KATU expire in 2004. The CBS affiliation agreements for KIMA TV, KEPR TV, KLEW TV, KVAL TV, KCBY TV, KPIC TV, KBCI TV, KIDK TV and KJEO TV expire in 2006. The Fox affiliation agreements for WXTX TV and WFXG TV expire in 2001. Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC, CBS and Fox, no assurance can be given that such renewals will be obtained. Also, the networks are seeking to modify the terms of their contracts with affiliates. It is uncertain how the nature of network-affiliate relations will change in the future. The non-renewal or modification of one or both of those agreements could harm Fisher Broadcasting's results of operations.

KOMO TV, Seattle, Washington

     Market Overview.  KOMO TV, an ABC affiliate, operates in the Seattle-Tacoma
     ---------------
market, the 12/th/ largest DMA in the nation, with approximately 1.6 million television households and a population of approximately 3.94 million. In 1999, approximately 74% of the population in the DMA subscribed to cable. Major industries in the market include aerospace, manufacturing, biotechnology, forestry, telecommunications, software, dot-com, transportation, retail and international trade. Major employers include Microsoft, Boeing, Safeco, Paccar, Nintendo, and Weyerhaeuser. In 1999 television advertising revenue for the Seattle-Tacoma DMA was nearly $329 million, as reported by Miller, Kaplan, Arase & Co., an accounting firm that provides the television industry with revenue figures.

     Station Performance. KOMO TV had an average audience share of 14.3%, 6
     -------------------
a.m. - 2 a.m. during 1999. KOMO TV ranked second in its market in 1999, 6 a.m.- 2 a.m., among six competitors (Nielsen Media Research average ratings Feb-Nov, 1999). Fisher Broadcasting believes that KOMO TV has established a strong local presence in the Seattle-Tacoma market through the station's community involvement, local news operation and local non-news programming.

     KOMO TV broadcasts 30.5 hours per week of scheduled live local news programs. KOMO News 4 has been recognized for excellence by the National Association of Broadcasters, the Radio and Television News Directors' Association, the National Association of Television Arts and Sciences and other organizations that present broadcasting awards.

     KOMO TV broadcasts from its studios in Seattle. During the second quarter of 2000 it is anticipated that KOMO TV will move into new studios being constructed in the Fisher Plaza project. See Note 12 to the consolidated financial statements for information on the Fisher Plaza project.

KATU Television, Portland, Oregon

     Market Overview. Portland, Oregon ranks as the 23rd largest DMA in the
     ---------------
nation, with a population of approximately 2.5 million and approximately 1 million television households. Approximately 63% of Portland's population subscribed to cable in 1999. Portland maintains a balanced economy based upon services, wholesale/retail and manufacturing. Major employers include mass retail merchants and grocery store chains, health systems banking and high-technology companies. These employers include Fred Meyer, Albertson's, Inc., Wall Mart Stores, Intel, Providence Health System, Safeway Stores, Inc., Barrette Business Services, Inc., US Bank, Hewlett-Packard Company, Tektronix, Inc., Nike, Inc., as well as the United States Government and the State of Oregon.

     Station Performance. KATU, an ABC affiliate, had an average audience share
     -------------------
of 15% during 1999, 6 a.m. - 2 a.m. KATU ranked first in its market in 1999, 6 a.m. - 2 a.m., among six competitors (Nielsen Median Research). KATU currently broadcasts 32.5 hours per week of scheduled live local news programs. The station has won numerous awards for excellence and has a strong commitment to public affairs and local interest programming. KATU operates from studios in the city of Portland.

Fisher Television Regional Group

KJEO TV, Fresno-Visalia, California

     Market Overview. Fresno-Visalia, California ranks as the 54th largest DMA
     ---------------
in the nation, with a population of approximately 1.5 million and approximately 511,000 television households. Approximately 51% of Fresno's population subscribed to cable in 1999. Fresno's economy is primarily based upon agriculture production and related agricultural services and manufacturing. Major employers include companies such as Pacific Bell, Pacific Gas & Electric, Grundfos Pumps, Vendo, Foster Farms, Zacky Farms, and the regional government center of the Internal Revenue Service.

     Station Performance. KJEO TV, a CBS affiliate, had an average audience
     ------------------
share of 10% during the November 1999 rating period, 6 a.m. - 2 a.m. The station ranked fifth in its market in 1999, 6 a.m. - 2 a.m., among ten competitors (Nielsen Media Research). KJEO TV currently broadcasts 27 hours per week of scheduled live local news programs. The station has won numerous awards for excellence including the prestigious Edward R. Murrow Award. KJEO TV has a strong commitment to public affairs, as indicated by the National Society of Fund Raising Executives selecting KJEO TV as the 1999 Outstanding Philanthropic Organization, of the Central Valley. KJEO TV operates from studios in the city of Fresno.

WFXG TV, Augusta, Georgia

     Market Overview. Augusta, Georgia ranks as the 115/th/ DMA in the nation
     ----------------
with a population of approximately 598,000 and approximately 228,000 television households. Approximately 65% of Augusta's DMA population subscribed to cable in 1999. Augusta is the second largest metropolitan area in Georgia. Major employers include Fort Gordon, the largest U.S. Signal Training facility; the Medical College of Georgia; Textron; John Deere; Savannah River Site and EZ-Go Golf Carts.

     Station Performance. WFXG TV, a Fox affiliate, had an average audience
     --------------------
share of 9% during 1999, 6 a.m. - 2 a.m. WFXG TV ranked first in its market in May 1999 during the 8 - 10 p.m. time period with adults 18 - 49 and was a member of the Fox #1 Club. (Nielsen Media Research). WFXG TV is committed to community affairs, not only with Kids Club, but also with the Red Cross, Ronald McDonald House and various other organizations. WFXG operates from studios in the city of Augusta.

/1/KVAL TV+ (KVAL TV, KCBY TV, KPIC TV) Eugene, Coos Bay and Roseburg, Oregon

     Market Overview. Eugene/Springfield, Oregon ranks as the 122/nd/ largest DMA in the nation, with a population of approximately 550,000 and approximately 209,000 television households. This DMA includes Eugene, Springfield, Roseburg and Coos Bay, Oregon. Approximately 62% of the DMA population subscribed to cable in 1999. The economy of the Eugene/Springfield market has a diversity ranging from forest industry, agriculture, high-tech manufacturing - with tandem industries focusing on packaging, to tourism and the fishing industry. This DMA also has the economic benefit of having the University of Oregon in Eugene and Oregon State University in Corvallis, Oregon, forty miles to the north .

     Station Performance. KVAL+, CBS affiliates, had an average 6 a.m. - 2 a.m. audience share of 19% during 1999. It ranked first 6 a.m. - 2 a.m., among five competitors. (Nielsen Media Research)

     KVAL+ broadcasts 17 hours of live local news per week. KVAL+ has a long tradition of providing its local markets with award winning news, public affairs programming and information. The KVAL TV studios are located one mile outside the city of Eugene, Oregon. The studio facility for KPIC TV is located in the city of Roseburg, Oregon and the studio facilities for KCBY TV are located in the city of Coos Bay, Oregon.

______________________________

/1/ KVAL TV+ is a designation used by Fisher Broadcasting to identify the primary station KVAL TV and its satellites KCBY TV and KPIC TV that serve the Eugene/Springfield DMA).

/2/ KIMA TV+ (KIMATV, KEPR TV, KLEW TV), Yakima and Tri-Cities, Washington and Lewiston, Idaho

     Market Overview. The Yakima-Pasco-Richland and Kennewick DMA ranks as the
     ----------------
124/th/ largest DMA in the nation, and has a population of approximately 527,000 and approximately 200,000 television households. Approximately 62% of the three station coverage area subscribed to cable in 1999. The KIMA+ market has an agriculture/food processing based economy, diversified with the nuclear technology/government, manufacturing, wholesale/retail trade, service and tourism industries. Major employers include food processors, such as Tree Top, Lam-Weston and Iowa Beef, as well as manufacturers such as Boise Cascade and Potlatch Corp. Other major employers are Washington Public Power Supply System, Siemens Power Corp. and the Department of Energy.

     Station Performance. KIMA TV+, CBS affiliated stations, had an average
     --------------------
household audience share of 13% during 1999, 6 a.m. - 2 a.m. and was ranked second among four competitors. KIMA TV+ currently broadcasts 17 hours per week of scheduled live local news programs. KIMA TV+ has a strong commitment to public affairs and local interest programming. KIMA TV+ operates from studios in Yakima and Pasco, Washington and Lewiston, Idaho.

KBCI TV, Boise, Idaho

     Market Overview. Boise, Idaho ranks as the 125/th/ largest DMA in the
     ---------------
nation, with a population of approximately 518,000 and approximately 200,000 television households. Approximately 48% of the Boise DMA population subscribed to cable in 1999. Boise is the state capitol and regional center for business, government, education, health care, and the arts. Boise maintains a balanced economy based upon services, wholesale/retail, manufacturing, agriculture, and government. Major employers include high technology companies such as Micron Technology and its subsidiaries (headquarters), Hewlett-Packard Company, micronpc.com and its subsidiaries (headquarters), and ZiLOG, as well as JR Simplot Company (headquarters), Albertson's (headquarters), Sears Regional Credit Card Operations Center, St. Luke's Regional Medical Center, St. Alphonsus Regional Medical Center, Boise Cascade (headquarters), Morrison Knudson (headquarters), Mountain Home Air Force Base, Idaho State Government, and United States Government.

     Station Performance. KBCI TV, a CBS affiliate, had an average audience
     -------------------
share of 13% in 1999, 6 a.m. - 2 a.m. KBCI ranked second in its market in 1999, 6 a.m. - 2 a.m. among five commercial competitors (Nielsen Media Research). KBCI TV currently broadcasts 12 1/2 hours per week of scheduled live local news programs. KBCI TV is the television home of Boise State University men's and women's athletics. The station has won numerous awards for excellence, including "Best Newscast" in 1999, and has a strong commitment to public affairs and local interest programming. KBCI TV operates from studios in the city of Boise.

WXTX TV, Columbus, Georgia

     Market Overview. Columbus, Georgia ranks as the 127/th/ largest DMA in the
     ---------------
nation with a population of approximately 481,000 and approximately 190,000 television households. According to Nielsen Media Research, 74% of the population in the Columbus DMA subscribed to cable in 1999. A large component of the Columbus economy is based upon textile manufacturing and services. Major employers include Fort Benning, the Muscogee County School System and the University System, as well as two Fortune 500 companies, AFLAC and SYNOVUS.

     Station Overview. WXTX TV, a Fox affiliate, had an average audience share
     ----------------
of 8% during 1999, 6 a.m. - 2 a.m. The station ranked first in two out of four rating periods in the market during 1999 between 8 pm to 10 pm, Monday through Sunday with adults 18-49 (Nielsen Media Research). This distinction garnered WXTX TV #1 club status among Fox affiliates in the nation for out-performing the other three affiliates in the local market. WXTX TV has a strong commitment to public affairs demonstrated by community service campaigns such as "Fox Faces of the Future," that address the issues and meet the needs of the community. WXTX TV operates from a studio located in the city of Columbus.

KIDK TV, Idaho Falls, Idaho

     Market Overview. The Idaho Falls-Pocatello market ranks as the 166/th/ DMA
     ----------------
in the nation with a population of approximately 300,000 people. The November 1999 Nielsen Rating book reported 103,840 television households and approximately 56% of that population subscribed to cable. The Idaho Falls-Pocatello DMA consists of 15 counties located in Eastern Idaho and Western Wyoming. Pocatello and Idaho Falls are the second and third largest cities in Idaho and the two

__________________________

/2/ KIMA+ is a designation used by Fisher Broadcasting to identify the primary station KIMA TV and its satellites KEPR TV and KLEW TV that serve the Yakima DMA/NSI (Nielsen Station Index).

largest cities in the DMA. Bechtel Inc. is the biggest employer in the region. Other industries in the area include agriculture, with the potato and grain industry and the commercial fertilizers industry, food processing, tourism, and small manufacturing. Major employers include Melaleuca Inc., J. R. Simplot Companies, FMC Corp., Idaho State University, and Ricks College.

     Station Performance. KIDK TV, a CBS affiliate, had an average audience
     --------------------
share of 14% during 1999, 6 a.m. - 2 a.m. KIDK ranked second in its market in 1999, 6 a.m. - 2 a.m., among four competitors according to Nielsen Media Research. KIDK TV currently broadcasts 14 hours per week of scheduled live local news programs. The staff at KIDK TV has won a number of awards and they are very involved in the local communities. KIDK TV operates from the main studio in Idaho Falls, Idaho and also operates an office in Pocatello for the News department and Sales staff. They are connected by microwave link and broadcast daily live news reports from the Pocatello studio.


Digital/High Definition Television

     In January 1997, KOMO ABC 4 made history by becoming the first television station West of the Mississippi to transmit High Definition Digital Television. These transmissions took place over several days and were witnessed by several civic and industry leaders from throughout the Northwest. This milestone was made possible by on-site cooperative efforts of LARCAN Inc., Zenith Electronics Corporation, DiviCom Inc., Dielectric Communications, and the KOMO ABC 4 Engineering Department.

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

     KOMO began transmitting Standard Definition Digital Television signals on KOMO-DT Channel 38, 24 hours a day, for experimental test purposes during Spring 1998. KATU transmitted its first digital signals on KATU-DT Channel 43 during November 1998, which also marked the first High Definition broadcasts by ABC with the airing of feature length films. Both KOMO-DT and KATU-DT began transmitting digital signals before the FCC's required November 1, 1999 "DTV" start-of-service date.

     During Fall and Winter of 1998-99 KOMO engineers and consultants recorded test measurements of the KOMO channel 38 digital signal from 400 locations throughout the Puget Sound region. The results of these tests have been compiled and have provided information about digital signal coverage over hilly terrain. The test results will assist KOMO engineers to verify antenna performance. This information, along with similar tests conducted around the country by other broadcasters, will also help manufacturers design receivers that are capable of handling the reflection and ghosting characteristics of digital television signals.

     Both KOMO and KATU currently digitize and up-convert normal programming and pass through the ABC digital signals. Initially, KOMO operated its digital facility at reduced power under special experimental authority. Under current regulations, the FCC first issues a construction permit which authorizes a station to construct and commence program test operation of new digital facilities, and upon submission of an application demonstrating that the facility has been constructed in accordance with the construction permit, issues a formal license for the new facilities. KOMO was granted a construction permit authorizing its new full power digital facilities. Construction has been completed, and the new facilities are now in full power operation pursuant to program test authority. KOMO has been advised by its engineering staff that it has complied with all conditions of its FCC authorization, and its request for a license is pending before the FCC. KOMO management knows of no reason why its pending license application will not be granted in due course. KATU is presently operating at reduced power levels pending completion of a shared use tower currently under construction in Portland, Oregon. KATU is one of four members in the Sylvan Tower LLC that is constructing the tower, currently anticipated to be complete in the second quarter of 2000. Production and switching equipment necessary to generate local programming in high definition is planned to be added. However the speed with which this equipment is installed will depend on several factors. First, the new equipment is just now becoming available from vendors. Second, a determination must be made as to the cost vs. technical performance of first generation equipment. Finally, the ultimate success of the conversion to digital television will depend on public acceptance and willingness to buy new digital television sets. Unless initial consumers embrace digital television and purchase enough units to cause home receiver prices to decline, the general public may not switch to the new technology, delaying or preventing its ultimate economic viability.

     On May 19, 1999, KOMO TV broadcast its 5 p.m. newscast in HDTV, the first time in the world a daily newscast was presented in HDTV (Sony Corporation). Since that time, KOMO TV has produced all of its news broadcasts simultaneously in HDTV on DT Channel 38 and in analogue on VHF Channel 4. On February 16, 2000, KOMO TV began to photograph, edit and broadcast all of its locally produced news field segments in digital 16:9 (widescreen) DTV format. Engineers at the station invented and constructed an automatic switching system in conjunction with a signal and aspect ratio conversion to allow for simultaneous presentation of the field material in 4:3 analogue on Channel 4 and 16:9 digital on Channel 38. KOMO TV has been recognized in national trade publications, including Broadcasting and Cable, Electronic Media, Digital Television, and Emmy Magazine, for its leadership in digital broadcasting.

     KOMO TV anticipates that it will begin broadcasting from its new studio building during the second quarter of 2000. The new facility is being designed for digital television production, and equipment purchases are being conditioned upon future compatibility with Fisher Broadcasting's digital broadcasting plans.

     KATU anticipates that it will equip its studios for digital program origination as the public begins purchasing digital receivers in large enough quantities to justify the transition. KATU will continue its migration to digital technology and program origination as local market receiver penetration increases, and the leveraging and learning opportunities from KOMO TV's digital conversion are fully realized.

     In September of 1999, KOMO TV installed the Electronic News and Production System (ENPS), a content creation and distribution product that will eventually link Fisher's broadcast facilities and provide a common archive and sharing of news material. ENPS also delivers content produced by KOMO TV to other digital media, including wireless phones.

     Management believes that KOMO TV was one of the first television stations in the world to embrace ENPS, which was designed at the British Broadcasting Corporation and the Associated Press.


Forward Looking Statements

     The discussion above under "KOMO TV, Seattle, Washington" regarding construction of the new broadcasting facility for Fisher Broadcasting and all of the discussion regarding Fisher Broadcasting plans for conversion to HDTV include certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PLSRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PLSRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. With respect to the planned move to new studio facilities in the Fisher Plaza, such factors could include unanticipated construction costs or delays in construction in connection with the building and parking facility, and delays or additional costs associated with the new equipment necessary to transmit a digital/high definition signal, as discussed below.

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

     Radio is generally viewed as a highly targetable medium for advertisers. Radio stations are generally classified by their format, such as country, alternative, rock, news/talk, adult contemporary or oldies. A station's format and style of presentation enable it to target certain demographics. By capturing a specific audience share of a market's radio listeners, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.

     Most of a radio station's programming is produced locally, although syndicated or network programs contribute to many stations daily and weekly programming line-ups. These programs are obtained with either cash payments, barter agreements for air time on the station, or a combination of both. However, the emphasis on local programming provides radio stations with maximum flexibility in programming, retention of nearly its entire commercial inventory, and the revenue from sale of that time.

     Through the early 1970s, a handful of AM radio stations in each market dominated the listening shares. The rise of FM listening, brought about by an industry standard for FM stereo broadcast, essentially doubled the number of viable competitors in each market. In the early and mid-1980s, the FCC awarded additional FM signals to many communities, and a number of broadcasters moved the signals of suburban or rural stations closer to major metropolitan areas, to better cover the larger markets. In the early 1990s, the FCC expanded the AM band to 1700 kHz. The result of these increases in the number of viable competitors has been a significant decline in the listening shares reasonably available to the average radio station. By the late 1980s, the Radio Advertising Bureau estimated that one-third of all licensees were losing money. This, in part, led the FCC to relax its ownership regulations on radio stations and led to the creation of duopolies (ownership of more than one AM or FM station in a given market). The Telecommunications Act of 1996 further eased radio station ownership regulations governing multiple ownership (see "Broadcasting
Operations - Licensing and Regulation Applicable to Television and Radio Broadcasting -Multiple Ownership Rules and Cross-Ownership Restrictions"). The common ownership of multiple stations in a single market allows for more aggressive marketing and can drive up the cost per rating point in such market.

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

Competition

     In recent years, a few companies have acquired large numbers of radio stations. Some of these companies syndicate radio programs or own networks whose programming is aired by Fisher Broadcasting's stations. Some of these large companies also operate radio stations in markets in which Fisher Broadcasting operates, and have much greater overall financial resources available for their operations.

     Competition in the radio industry, including each of the markets in which Fisher Broadcasting's radio stations compete, takes place primarily on three levels: competition for audience, competition for staff, and competition for advertisers. Additional significant factors affecting a radio station's competitive position include assigned frequency and signal strength. Another factor is competition for programming. The radio broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

     Audience. Fisher Broadcasting's radio stations compete for audience on the
     --------
basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in ratings (percentage of total population reached), the station is capable of charging a higher rate for advertising. Formats, stations and music in major markets are highly researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. In the early days of radio, and until the mid to late 1960s, many stations programmed a variety of elements to attract larger shares of audience. In today's competitive market, new formats and audience niches have created very targeted advertising vehicles and programming that is highly focused and tightly regulated to appeal to a narrow segment of the population. Formats in one market targeting similar audiences with slight variances in demographic appeal may be Classic Rock, Alternative Rock, Adult Album Alternative, and/or Album-Oriented-Rock. Tactical and strategic plans are utilized to attract larger shares of audience through marketing campaigns and promotions. Marketing campaigns through television, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station's cume audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the TSL (time-spent-listening), which works in correlation to cume as a means of establishing a station's share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create other difficulties which can harm the performance of the station. Fisher Broadcasting has experienced this effect.

     Advertising. Advertising rates are based upon the number and mix of media
     -----------
outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers' messages to programming. Fisher Broadcasting's radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspaper, yellow pages directories, direct mail, and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

     Staff. There is also competition for radio staff. The loss of key staff,
     -----
including key management, on-air personalities and sales staff, to competitors can, and in some instances has, significantly and adversely affected revenues and earnings of individual Fisher Broadcasting stations.

Seattle Radio Market

     Introduction. Seattle, Washington is the 14th largest continuously rated
     ------------
radio metropolitan area in the nation (Arbitron Co.). The Seattle radio market has 20 FM and 31 AM stations licensed to the metro area according to the NAB (National Association of Broadcasters) Year Book.

     Fisher Broadcasting has owned and operated KOMO-AM since December 31, 1926 when the station signed on the air. When changes to FCC regulations allowed multiple station ownership in one market, Fisher Radio Seattle was formed, and Fisher Broadcasting purchased the assets of KVI-AM and KPLZ-FM. Since then, the staffs of all three stations and many operating functions have been consolidated into one facility in downtown Seattle. Station personnel work side-by-side to maximize available resources and to create program and sales successes. In addition, fiber optic links between the radio and television facilities allow resources to be shared with KOMO TV. A more detailed description of Fisher Broadcasting's Seattle radio stations is set forth below.

     KOMO-AM [1000 kHz / 50 kW (day/night), Affiliation: ABC Information
     -------
Network]. KOMO-AM, known as "KOMO News/Talk 1000," is one of the United States' heritage 50,000 watt radio stations. The station was ranked 13/th/ in the market in 1999 among 51 competitors with a 3.4% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight, according to the Arbitron Company (four-book average). The station's primary target audience is Adults 35-54. KOMO News/Talk 1000 programs a combination of news and talk, featuring a variety of information services such as hourly news, weather, traffic, sports and talk programs concerning local and national news issues. KOMO is also the home of University of Washington Husky Sports.

     KVI-AM [570 kHz / 5 kW (day/night), Affiliation: ABC Entertainment
     ------
Network]. KVI-AM is known as "Talk Radio 570-KVI." During 1999, KVI was a leading talk radio station in Seattle, and ranked tenth overall among the 51 competitors in the market with a 4.0% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average). The station is a mixture of local talk programming featuring local and national hosts. While KVI and KOMO are complimentary formats, they maintain unique identities and format niches in the market.

     KPLZ-FM [101.5 MHz / 100 kW, Affiliation: Independent]. KPLZ-FM is known
     -------
as "Star 101.5," playing a mix of music from the 80s, 90s and today. During 1999, the station was tied for eleventh in the market with a 3.9% share of listening among Persons 12+, Monday-Sunday, 6:00 a.m. to 12 midnight (Arbitron Co. four-book average).

Portland Radio Market

     Introduction. Portland, Oregon is the 25/th/ largest radio metropolitan
     ------------
area in the nation (Arbitron Co.). The FCC has licensed 14 FM and 26 AM stations in the Portland radio metro area according to the NAB (National Association of Broadcasters) Year Book.

     KOTK AM [1080 kHz / 50 kW (day), 10 kW (night), Affiliation: CNN]. KOTK-AM
     -------
is known as "Hot Talk 1080 KOTK." During 1999, KOTK-AM was the 17/th/ ranked radio station in the market, with a 1.6% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according to the Arbitron Company (four-book average). The station programs locally and nationally originated talk programming on contemporary topics. KOTK is also the home of University of Portland college basketball and University of Washington college football.

     KWJJ FM [99.5 MHz/52 kW, Affiliation: Independent]. During 1999, KWJJ-FM
     --------
was the eighth-ranked radio station in the Portland market, with a 4.7% share of listening Persons 12+, Monday-Sunday, 6:00 a.m. to 12:00 midnight, according the Arbitron Company (four-book average). KWJJ-FM plays country music from the past twenty years to today.

Medium- and Small-Market Radio Operations

     Through Fisher Radio Regional Group Inc., Fisher Broadcasting operates radio stations in five small and medium markets in the northwestern United States. Fisher Radio Regional Group Inc. is the leading radio broadcaster in Montana, with a total of 16 radio stations and one construction permit in the four largest markets in the state. Additionally, Fisher Radio Regional Group Inc. owns five radio stations that serve the Wenatchee market, a market of approximately 55,000 people in the center of Washington State.

     Fisher Radio Regional Group Inc. has sought to acquire under-performing stations in small and medium markets at cash flow multiples that are considerably lower than in larger markets. The relaxation of federal multiple ownership rules has led Fisher Radio Regional Group Inc. to expand its holdings within its existing markets. The resulting synergy allows Fisher Radio Regional Group Inc. to better serve its communities while enjoying some economies of scale.

     The following table sets forth general information for each of Fisher Radio Regional Group Inc.'s stations and the markets they serve.

                                                       # of     Audience Listening       Market Revenue
                                                                -------------------  -----------------------
                                                    Commercial
                                                      Radio
                                                     Stations
                                 Dial                 in the       Rank in    Station    Station
Market           Station       Position    Power      Market       Market/3/   Share     Share/4/   $ (000's)     Format

-------------------------------------------------------------------------------------------------------------------------------
Billings, MT                                              15                                        $  5,800
                 KRKX          94.1 FM    100 kW                     1        16.7%        16%                    Classic Rock
                 KYYA          93.3 FM    100 kW                     6         7.8%        10%                    Adult Contemp
                 KBLG/5/       910  AM      1 kW                     9         4.4%         3%                    News/Talk
                 KCMT          96.3 FM    100 kW                    11         2.2%         4%                    Country
Missoula, MT                                               9                                        $  5,100
                 KZOQ         100.1 FM     14 kW                     1        22.8%        28%                    Classic Rock
                 KGGL          93.3 FM     43 kW                     3        12.9%        22%                    Country
                 KGRZ          1450 AM      1 kW                     9         2.0%         1%                    Sports/Talk
                 KYLT          1340 AM      1 kW                    10         1.0%         1%                    Oldies
                 KXDR/6/       98.7 FM    100 kW                                            3%                    Adult Contemp
Great Falls, MT                                            9                                        $  3,200

                 KAAK          98.9 FM    100 kW                     1        32.7%        22%                    Adult Contemp
                 KQDI FM      106.1 FM    100 kW                     2        14.5%        21%                    Classic Rock
                 KXGF          1400 AM      1 kW                     6         3.6%         2%                    Pop Standard
                 KQDI AM       1450 AM      1 kW                     8         1.8%         2%                    News/Talk
Butte, MT                                                  5                                        $  1,900
                 KMBR          95.5 FM     50 kW                     1        25.0%        26%                    Classic Rock
                 KAAR          92.5 FM    4.5 kW                     4        11.1%        29%                    Country
                 KXTL          1370 AM      5 kW                     5                      3%                    Oldies/Talk
Wenatchee, WA                                              9                                        $  3,200
                 KWWW/7/       96.7 FM     .4 kW                     4        10.1%        15%                    Adult Contemp
                 KZPH/8/      106.7 FM      3 kW                     5         9.6%        10%                    Classic Rock
                 KYSN/9/       97.7 FM      3 kW                     6         9.0%        20%                    Country
                 KAAP/10/      99.5 FM      5 kW                     7         4.9%         6%                    Soft Adult
                                                                                                                  Contemporary
                 KWWX          1340 AM      1 kW                     9          .2%         8%                    Spanish

___________________________

/3/ Ratings information in the above chart refers to average-quarter hour share of listenership among total persons, Adults 25-54, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report.
Sources: Billings, Montana: Arbitron Ratings, Spring, 1999 Billings Market Report Missoula, Montana: Arbitron Ratings, Spring, 1999, Missoula Market Report Great Falls, Montana: Arbitron Ratings, Spring, 1999, Great Falls Market Report Butte, Montana: Arbitron Ratings, Spring, 1999 County Coverage Study, Silver Bow County, Montana Wenatchee, Washington: Eastlan Resources Audience Measurement, Fall, 1999, Wenatchee Market Report
/4/ Management estimate.
/5/ KBLG's power is 1,000 watts days, 63 watts nights.
/6/ KXDR is licensed to the city of Hamilton, Montana. It signed on the air July 16, 1999. No ratings are yet available for the station. Market revenue share figures reflect 5-1/2 months' revenue.
/7/ KWWW is licensed to the city of Quincy, Washington
/8/ KZPH is licensed to the city of Cashmere, Washington
/9/ KYSN is licensed to the city of East Wenatchee, Washington, Washington
/10/ KAAP is licensed to the city of Rock Island, Washington

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

     While the vast majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting's licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. The expiration date for the licenses of Fisher Broadcasting's television stations in Washington and Oregon is February 1, 2007; Fisher Broadcasting's three television stations in Idaho hold licenses expiring October 1, 2006; the license for Fisher Broadcasting's television station in California expires on December 1, 2006 and the licenses for Fisher Broadcasting's two television stations in Georgia have expiration dates of April 1, 2005. The license terms of Fisher Broadcasting's and Fisher Radio Regional Group's radio stations in Washington and Oregon expire February 1, 2006. The license terms for all of Fisher Radio Regional Group Inc.'s Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting's FCC licenses could harm Fisher Broadcasting's television or radio broadcasting operations.

     Multiple Ownership Rules and Cross Ownership Restrictions Attribution: The
     ---------------------------------------------------------------------
FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are interests held by officers and directors of a corporate parent of a broadcast licensee. In August 1999, the FCC adopted a new "equity/debt plus" attribution rule, which will make attributable interests of any party that holds a financial interest, whether equity or debt or some combination thereof, in excess of 33% of a licensee's total capital if such holder is either a significant program supplier to the licensee or if such holder has another media interest in the same market.

     National Television Limits. The FCC has conformed its national television
     ---------------------------
station multiple ownership rules with the Telecommunications Act. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the United States. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station (the "UHF discount"). An FCC rulemaking is under way to address how to measure audience reach, including whether to alter the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecommunications Act.

     National Radio Limits. At present, the FCC imposes no limits on the number
     ---------------------
of radio stations that may be directly or indirectly owned nationally by a single entity.

     Local Television Limits. The FCC's local station "multiple ownership"
     -----------------------
rules formerly provided that a license for a broadcast station would not be granted if the applicant (or a party with an "attributable interest" in the applicant) owned, or had an "attributable interest" in, another station of the same type which covered a similar service area (a "duopoly").

     As directed by the Telecommunications Act, the FCC conducted various rulemaking proceedings to determine whether to retain, modify, or eliminate its limitations on the number of television stations that a person or entity may own, operate, or control, or have an "attributable interest" in, within the same television market. Under its previous duopoly regulations, the FCC prohibited ownership interests in television stations with overlapping signals of specified strengths. In August 1999, the FCC released an order to relax this prohibition, permitting, under certain conditions, common ownership of television stations within a common geographic area. Specifically, the FCC modified its rules to allow common ownership of two television stations, regardless of signal contour overlap, as long as each station is a different Designated Market Area ("DMA") (as determined by Nielsen Media Research or any successor entity). The FCC will continue its practice of allowing common television ownership in the same DMA if there is no Grade B contour overlap. The FCC will also now allow common ownership of two television stations in the same DMA as long as eight separately-owned full-power commercial and non-commercial television stations will remain after the transaction to place the two stations under common ownership is completed, provided that at least one of the stations in the transaction is not among the top-four rated stations in the market. In addition, the FCC will consider granting duopoly rule waivers to permit common ownership of two television stations in the same market in cases in which a same-market licensee is the only reasonably available buyer and the station being acquired is either "failed," "failing," or "unbuilt."

     The FCC will allow a party to own a television station (and a second television station, if otherwise permitted under the new television duopoly rule) along with any of the following radio station combinations in the same market: (i) up to six radio stations (any combination of AM and FM stations that complies with the local radio ownership rule) if at least 20 independent media voices would exist in the market after the transaction creating the television-radio combination; (ii) up to four radio stations (in compliance with local radio ownership rules) if at least 10 independent media voices would exist in the market after the transaction; or (iii) one radio station regardless of the number of independent media voices remaining in the market after the transaction. In those markets where a party owns only one television station and there would be at least 20 independent media voices in the market after the transaction, the FCC will allow common ownership of the television station and seven radio stations (again, in compliance with local radio ownership rules). The FCC will also allow waivers of the radio/TV cross-ownership rule in certain cases in which one of the stations in the proposed transaction is a failed station.

     Local Radio Limits. The FCC imposes less severe restraints on the control
     ------------------
or ownership of AM and FM radio stations that serve the same area than are imposed with regard to television stations. Pursuant to the Telecommunications Act, the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;
(iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the radio stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical radio station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.

     LMAs and JSAs. A number of television and radio stations have entered into
     -------------
local marketing agreements ("LMAs"). While these agreements may take varying forms, pursuant to a typical LMA separately owned and licensed broadcast television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station and assures compliance with applicable FCC rules and policies. One typical type of LMA is a programming agreement between two separately owned broadcast stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another television station in its market is generally considered to have an attributable interest in the brokered station. Pre-existing television LMAs which do not conform to the FCC's new local television multiple ownership limitations must be terminated by August 5, 2001, unless they were entered into prior to November 5, 1996, in which case they are grandfathered, conditioned on the FCC's 2004 biennial review. During this initial grandfathering period and during the pendency of the 2004 review, these LMAs may continue in full force and effect, and may also be transferred and renewed by the parties, though the renewing parties and/or transferees take the LMAs subject to the review of the status of the LMA as part of the 2004 biennial review. At that time, the Commission will reevaluate these grandfathered television LMAs, on a case-by-case basis, to examine the competition, diversity, equities, and public interest factors they raise and to determine whether these LMAs should continue to be grandfathered. The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-
FM) on a commonly owned station or through a time brokerage or LMA arrangement where the stations serve substantially the same area.

     Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements ("JSAs"). While these agreements may take varying forms, under the typical JSA a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting, and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee.

     Cross-Interest Policy. At the time it adopted its "equity/debt plus"
     ---------------------
attribution rule, the FCC eliminated its cross-interest policy, under which the FCC considered certain meaningful relationships among competing media outlets in the same market, even if the ownership rules did not specifically prohibit the relationship, to determine whether, in a particular market, the meaningful relationships between competitors could have a significant adverse effect upon economic competition and program diversity.

     Television/Cable Cross Ownership. The statutory prohibition against
     --------------------------------
television station/cable system cross-ownership is repealed in the Telecommunications Act, but the FCC's parallel cross-ownership rule remains in place. The television station/daily newspaper cross-ownership prohibition in the FCC rules was not repealed by the Telecommunications Act. The FCC, however, is conducting a proceeding regarding waivers of that restriction. The Telecommunications Act requires the FCC to review its ownership rules biennially as part of its regulatory reform obligations.

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

     On February 2, 2000, the FCC released the text of a Report and Order, which adopted a new equal employment opportunities ("EEO") rule. The new rule requires broadcast licensees to provide equal opportunity in employment to all qualified persons, and prohibits discrimination against any person by broadcast stations because of race, color, religion, national origin or sex. The EEO rule requires each station to establish, maintain and carry out a positive continuing program of specific practices designed to ensure equal opportunity and nondiscrimination in every aspect of station employment policy and practice. It requires stations to recruit for every job vacancy using a variety of recruitment sources sufficient to widely disseminate information concerning the vacancy. In addition, stations are required either (a) to provide notification of each vacancy to any organization that distributes information about employment opportunities upon request and to engage in a specific number of EEO initiatives, or (b) to adopt alternative recruitment techniques that will result in a diverse pool of job applicants. Stations will be required to maintain extensive records regarding their efforts to comply with the rule, to submit regular reports to the FCC evaluating their EEO programs, and each station's performance will be reviewed by the FCC at mid-point of their renewal term and as part of the renewal process. Stations with few employees are exempted from certain portions of the FCC's EEO requirements.

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

     Additionally, the FCC has promulgated a number of regulations prohibiting, with certain exceptions, advertising relating to lotteries and casinos. The U.S. Court of Appeals for the Ninth Circuit (which includes Washington, Oregon, Idaho and Montana) has ruled that the limits on casino advertising are unconstitutional and therefore invalid. The U.S. Supreme Court has declined to review that decision. In June 1999, the U.S. Supreme Court held that current federal law cannot be applied under the First Amendment to prohibit advertisements of lawful private casino gambling on broadcast stations located in Louisiana. The Supreme Court's holding, however, did not specifically address any similar state law prohibitions. In September 1999, the FCC released a Public Notice indicating that, in the U.S. Government's brief in a case before the U.S. Court of Appeals for the Third Circuit, the Government, in light of the Supreme Court's reasoning, has concluded that 18 U.S.C. (S) 1304 (broadcasting lottery information), as currently written, may not constitutionally be applied to truthful advertisements for lawful casino gambling, regardless of whether the broadcaster who transmits the advertisement is located in a state that permits casino gambling or a state that prohibits it. The FCC indicated that it would re-evaluate this matter following the Third Circuit's disposition of this case.

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

Cable "Must-Carry" or "Retransmission Consent" Rights

     The 1992 Cable Act requires television broadcasters to make an election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its market, which, in certain circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system, the amount of duplicative programming on a broadcast station, and the technical quality of the signal delivered by the station to the cable system headend. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Each Fisher Broadcasting station has elected either to require retransmission consent or to exercise its must-carry rights with regard to each cable system in their respective DMAs and are currently being carried by all of the cable systems deemed material by Fisher Broadcasting to the operation of those stations. It is the cable industry's desire to eliminate the must-carry provision as the television converts to DTV. Elimination of must-carry could adversely affect Fisher Broadcasting's results of operations.

Satellite Home Viewer Act

     The Satellite Home Viewer Act ("SHVA") permits satellite carriers and direct broadcast satellite carriers to provide to certain satellite dish subscribers a package of network affiliated stations as part of their service offering. This service is not intended to be offered to subscribers who are capable of receiving their local affiliates off the air through the use of conventional rooftop antennas or who have received network affiliated stations by cable within the past 90 days. Furthermore, the package of affiliate stations is intended to be offered only for private home viewing, and not to commercial establishments. The purpose of the SHVA is to facilitate the ability of viewers in so-called "white areas" to receive broadcast network programming when they are unable to receive such programming from a local affiliate, while protecting local affiliates from having the programming of their network imported into their market by satellite carriers. As a result of litigation, certain satellite carriers were prohibited from offering program packages that include the package of network affiliates to subscribers that were outside of "white areas."

     In response to the concerns of broadcasters, satellite carriers, and viewers, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("1999 SHVIA"), on November 29, 1999. This act authorizes satellite carriers to add more local and national broadcast programming to their offerings, and to make that programming available to subscribers who previously have been prohibited from receiving broadcast fare via satellite under compulsory licensing provisions of the copyright law. The legislation generally seeks to place satellite carriers on an equal footing with local cable operators when it comes to the availability of broadcast programming, including the reception of local broadcast signals by satellite retransmission ("local into local") and thus give consumers more and better choices in selecting a multichannel video program distributor ("MVPD"). Among other things, the new legislation requires broadcasters, until 2006, to negotiate in good faith with satellite carriers and MVPDs with respect to their retransmission of the broadcasters' signals, and prohibits broadcasters from entering into exclusive retransmission agreements. Fisher Broadcasting has undertaken negotiations with two MVPDs regarding local into local satellite retransmission of the signals of KOMO TV in Seattle, KATU in Portland, and its other television stations, when and if local into local service becomes available. Fisher Broadcasting cannot predict whether or on what terms agreement will be reached as a result of such negotiations, nor can it predict the economic impact on its stations if it is unable to reach agreement for the local into local satellite retransmission of any or all of its stations. The FCC has initiated several rulemakings to implement the 1999 SHVIA, including a proceeding to determine whether, and to what extent, the FCC's network non-duplication, syndicated exclusivity and sports blackout rules should apply to satellite retransmissions, and to resolve a number of issues relating to retransmission consent issues. Fisher Broadcasting cannot predict the outcome of those proceedings.

Digital Television

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

     Under the FCC's DTV rules each existing station will be given a second channel on which to initiate DTV broadcasts. The FCC has specified the channel and the maximum power that may be radiated by each station. DTV stations will be limited to 1 million watts Effective Radiated Power, and no station has been assigned less than 50 thousand watts Effective Radiated Power. The FCC has stated that the new channels will be paired with existing analog channels, and broadcasters will not be permitted to sell their DTV channels, while retaining their analog channels, and vice versa. Each station operated by Fisher Broadcasting and its affiliates has been allocated a second DTV channel.

     Affiliates of the ABC, CBS, Fox and NBC television networks in the top 10 television markets had until May 1, 1999, to construct and commence operation of DTV facilities on their newly allocated DTV channels. Affiliates of those networks in markets 11 through 30 had until November 1, 1999 to do the same.
All other commercial television stations will be given until May 1, 2002 to place a DTV signal on the air, and all non-commercial stations will have until May 1, 2003. Stations will have one-half of the specified construction periods in which to apply to the FCC for a construction permit authorizing construction of the new DTV facilities. The FCC has indicated its intention to act expeditiously on such applications. While the FCC has announced its intention to grant extensions of the construction deadlines in appropriate cases, the impact of failing to meet these applications and construction deadlines cannot be predicted at this time.

     Fisher Broadcasting has already constructed and commenced DTV operation of stations KOMO-DT in Seattle and KATU-DT in Portland. Applications were timely filed for DTV stations to be paired with each of the other Fisher Broadcasting television stations.

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

     Implementation of DTV is expected to generally improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to DTV may reduce a station's geographic coverage area or result in some increased interference. Also, the FCC's allocations could reduce the competitive advantage presently enjoyed by several of Fisher Broadcasting's television stations, including its stations in Seattle and Portland, which operate on low VHF channels serving broad areas. Implementation of DTV will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will operate at higher utility costs. Fisher Broadcasting estimates that the adoption of DTV would require a broad range of capital expenditures to provide facilities and equipment necessary to produce and broadcast DTV programming. The introduction of this new technology will require that customers purchase new receivers (television sets) for DTV signals or, if available by that time, adapters for their existing receivers.

     The FCC's authorized DTV system utilizes a form of modulation known as 8-VSB. Several broadcast groups have raised questions concerning the efficacy of the 8-VSB modulation standard, particularly in urban settings, due to multipath problems exhibited in some first-generation DTV receivers.. A Petition for Expedited Rulemaking was filed with the FCC requesting that the FCC modify its rules to allow broadcasters to transmit DTV signals using COFDM, a different modulation technique, in addition to the current 8-VSB modulation standard. On February 4, 2000, the FCC denied that rulemaking request, but stated however that the issue of the adequacy of the DTV standard is more appropriately addressed in the context of its forthcoming biennial review of the entire DTV transition, and that, as a part of that proceeding, the FCC will encourage parties to comment on concerns regarding the 8-VSB standard. Fisher Broadcasting cannot predict whether the DTV modulation scheme will be changed or the impact of such a change on its future DTV operations.

     Class A LPTV Stations. The low-power television ("LPTV") service was established by the FCC in 1982 as a secondary spectrum priority service. LPTV stations have been prohibited from causing objectionable interference to existing full service television stations such as operated by Fisher Broadcasting and which must yield to facilities increases of existing full service stations or to new full service stations. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act of 1999 (the "CPBA") which required the Commission to prescribe regulations establishing a Class A license available to licensees of qualifying LPTV stations. The CBPA directs that Class A licensees be accorded primary status as a television broadcaster as long as the station continues to meet the requirements set forth in the statute for a qualifying LPTV station. In addition to other matters, the CBPA set out certain certification and application procedures for LPTV licensees seeking to obtain Class A status, prescribes the criteria LPTV stations must meet to be eligible for a Class A license, and outlines the interference protection Class A applicants must provide to analog, DTV, LPTV and TV translator stations. The FCC issued an Order and Notice of Proposed Rule Making on January 13, 2000, proposing rules to implement the CBPA. Fisher Broadcasting cannot predict whether Class A LPTV stations will limit the ability of Fisher Broadcasting to make modifications to its existing and currently proposed television facilities.

     Low Power FM. On January 27, 2000, the FCC adopted a Report and Order creating two new classes of low power FM ("LPFM") stations. They would operate with a maximum power of 100 and 10 watts, respectively, and eligible licensees are limited to non-profit entities proposing non-commercial operation. The new LPFM stations would be required to met minimum separation requirements to protect the service contours of existing FM, FM translator and FM booster stations, and proposed FM and FM translator stations. Certain parties which proposed that the new service permit individuals and for-profit entities to operate LPFM stations on a commercial basis may seek reconsideration or judicial review of the Report and Order. Fisher Broadcasting cannot predict the outcome of such a review, or whether LPFM stations as currently contemplated will limit the ability of Fisher Broadcasting to make modifications to its existing and currently proposed radio facilities.

Proposed Legislation and Regulations

     Under certain circumstances, broadcast stations currently are required to provide political candidates with discounted air time in the form of lowest unit rates. A number of changes have been proposed before Congress to mandate public service obligations on broadcast stations such as the provision of free or discounted air time for political candidates. From time to time, legislation is introduced to change campaign financing or limit political contributions.
Fisher Broadcasting is unable to predict the outcome of this debate regarding political advertising and campaign finance reform. Requirements to provide free air time to candidates or to provide further discounts for air time, as well as any legislation that results in decreasing political or advocacy spending, could adversely affect the financial performance of Fisher Broadcasting.

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

     Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Fisher Broadcasting's broadcasting business, resulting in the loss of audience share and advertising revenues of the stations, and affecting Fisher Broadcasting's ability to acquire additional, or retain ownership of existing, broadcast stations, or finance such acquisitions. Such matters include, for example, (i) changes to the license renewal process; (ii) imposition of spectrum use or other governmentally imposed fees upon a licensee;
(iii) proposals to change rules or policies relating to political broadcasting;
(iv) technical and frequency allocation matters, including those relative to the implementation of DTV; (v) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (vi) changes to broadcast technical requirements; and (vii) proposals to limit the tax deductibility of advertising expenses by advertisers. Fisher Broadcasting cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its broadcasting business.

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

              SATELLITE, INTERNET, AND EMERGING MEDIA OPERATIONS

Introduction

     Fisher Communications (FishComm) is a regional satellite teleport operator and emerging media development company. FishComm was created in 1995 to expand on Fisher Broadcasting's capacity to develop revenue from existing resources, such as satellite communications receive and transmit facilities, and to investigate the potential for revenue streams from new technologies such as the Internet. Since its inception, FishComm has operated satellite communications teleports in Portland and Seattle, primarily supplying news and sporting event video originating from these two markets for distant multi- and single market consumption. The Portland teleport consists of two C-band transmit and receive satellite dishes, while the Seattle Teleport consists of four such dishes. The teleports are connected to each other via a bi-directional microwave line and to all major NW sports venues via fiber lines. KU-band satellite transmissions are handled by a mobile truck. The list of FishComm's current clients includes ABC, CNN, ESPN, MSNBC, ESPN, Fox News, Microsoft and Conus for occasional use video purposes and Canadian Communications Corporation for continuous use purposes. FishComm also operates a fiber optic terminal with connectivity to the Vyvx national fiber optic network for point to point transmission of audio and video signals. In addition FishComm offers studio facilities for satellite interviews and distance learning, satellite and fiber booking services and tape playout capability in both Portland and Seattle markets. Fisher Broadcasting believes that the combination of fiber optic and satellite communication capabilities provides FishComm with a competitive advantage in the efficient transmission of point-to-point and point-to-multi-point video and audio from the Pacific Northwest.

     FishComm's Internet division currently provides bandwidth and e-mail services internally to other divisions of Fisher Companies Inc. Current revenues attributable to FishComm's operations are not material to the Company's results of operations. As the Internet continues to expand, potential applications internally and externally could increase.

Company Performance

     From its inception, FishComm has focused on profitably marketing the excess capacity of Fisher Broadcasting's existing resources and adding to those resources to increase service offerings as the business expands and grows. Revenues generated through existing video transmission services and other associated services (i.e. studio use, tape playout, booking services) have increased in excess of 10% in the past year. The addition of a KU-band truck has given FishComm the ability to offer on-site transmission services to clients, which in itself has increased revenues substantially. FishComm's revenues and earnings remain mainly event driven. News and sporting events occurring in the Northwest, primarily Portland and Seattle, create the demand, and therefore effect revenues received, for the transmission services that FishComm provides.

Other

     Fisher Companies Inc. owns 500,000 shares of the common stock of TeraBeam Corporation which it acquired for $2 per share in December, 1998. TeraBeam Corporation is engaged in the development of a high-speed optical free-space wireless transmission system for integrated data, video, and telephony for the business and consumer markets.

                  PROGRAM CONTENT PRODUCTION AND SYNDICATION

Introduction

     The mission of Fisher Entertainment is to supply programming for cable networks, broadcast syndication and emerging media. It plans to fulfill this mission in several ways: developing original program content, exploiting the library of programming previously created by Fisher Broadcasting and establishing alliances with other producers to enhance creative output and merge complementary skills.

     Fisher Broadcasting has significant experience in producing original programming. For example, KOMO-TV's weekday program, Northwest Afternoon and KATU's morning program, AM Northwest, are two of the longest running locally produced daytime programs in the U.S. In addition, both KOMO and KATU have won numerous awards over the years for their locally produced programs. As a content provider, Fisher Entertainment will take advantage of Fisher Broadcasting's expertise and the opportunities presented in the Fisher Plaza digital production facility anticipated to open in the second quarter of 2000. This state-of-the-art production facility is expected to provide Fisher Entertainment with a competitive advantage in producing cost-effective television content. Fisher Entertainment's focus will be primarily on supplying original productions for national cable television networks, secondarily for broadcast syndication, and thirdly, with a longer term focus, for emerging internet-based service providers.

General Overview

     There are nearly 100 million U.S. television households of which approximately 68 million are wired cable households and 10.5 million receive television via direct broadcast satellite. Over the past five years, total U.S. TV households have increased by approximately 6 million, while cable households have increased by 9.5 million and virtually all of the 10.5 million DBS households have been added. Thus, the potential audience for programming delivered by satellite and cable networks has increased at a rate more than three times that of all U.S. TV households during that period.

     Overall household television viewing has risen to slightly more than 50 hours per week. The average home receives 43 channels and views 10 channels for 10 or more continuous minutes per week. With the proliferation of viewing alternatives, the time spent per channel has decreased from 5.1 to 4.9 hours per channel per week (Nielsen Media Research). While adult viewing is increasing, viewing among teens and children is decreasing. The proliferation of viewing alternatives has increased the demand for more quality programming by cable
channels and over the air broadcasters.   It is projected that national
broadcast spending will grow 7.5% in 2000 over 1999, while network cable spending will grow 24% (Myers Group).

     Syndication revenue is comprised of national advertising in off-network reruns and original first-run daily and weekly programs produced for sale on a market by market basis. Syndicated programs fill the available time periods when there are no network programs. Syndication is an effective vehicle for national advertisers when a program achieves 80+% coverage of U.S. TV households through local market station sales. Syndicated programming is a staple for many cable networks, as well as over the air broadcasters.

     It is currently estimated that 42% of TV households have video games, 40% have home computers and 10% have home Internet access. Including the home, the workplace and school, 39% of persons 16 or older in the U.S. and Canada (88 million) have access to the Internet, 21% (47 million) have used the world wide web in the past three months and 15% of those (5.6 million) have used it to purchase a product or service on-line (Nielsen Media Research).

     Internet advertising revenues were virtually non-existent in 1995. It is estimated that advertisers spent $2.5 billion on Internet advertising in 1999, an increase of 75% over 1998, and that there will be a further 80% growth in online advertising revenues to $4.3 billion in 2000 (Myers Group).

Competitive Marketplace

     Cable.  It is estimated that national cable networks spend $2.25 billion on
     ------
original program production and as advertising revenues grow, budgets for original production are forecast to expand. The demand for original productions is expected to continue to escalate (Paul Kagan & Associates).

     Most cable networks rely on outside suppliers to fill their needs for non-fiction original productions. The majority of these original programs are commissioned from independent (non-studio affiliated) suppliers with whom the cable networks have long-term relationships. The cable networks often retain all ownership rights under these agreements.

     There are forty ad supported basic cable networks that achieve reported ratings. Twenty-four are fully distributed networks with more than 50 million households. Sixteen are mid-size networks with up to 50 million households. Fisher Entertainment is currently targeting ad supported cable networks for developing production alliances either because they are heavily reliant on externally produced product or because they pay consequential license fees. Seven are fully distributed (USA, Lifetime, MTV, Comedy Central, Fox Family, Discovery Network, and The Learning Channel). Six are mid-size (Disney Channel, Animal Planet, Home & Garden, Food Network, Court TV and Travel Channel).

     Fisher Entertainment currently has three one-hour specials in production for Discovery Networks with combined production fees in excess of $500,000. They are Mt. St. Helens' Fury, which capitalizes on KOMO TV and KATU library footage, plus Daytona Bike Week and Scream Machines.

     Fisher Entertainment is positioning itself to become a recognized cable content provider. Unlike its competitors, which primarily operate on a work-for-hire basis, Fisher Entertainment's business plan is predicated on strategic alliances in which it retains rights and equity in the creative television content it produces for cable and, as often as possible, retains telecast rights on the Fisher stations. Despite the growth in advertising revenues for the cable sector, individual networks continue to seek economies in original production to bolster operating cash flow.

     Broadcast Syndication.  First-run syndication is the production of original
     ----------------------
programs that are sold on a station-by-station, market-by-market basis. Stations pay for the programs with cash, with a portion of the commercial time within the program (barter), or a combination of the two. There is a high level of competition for a limited number of available station time periods. Fisher Entertainment's goal is to enter the syndication marketplace in the 2000/2001 broadcast season on a limited basis with a weekly series funded largely through local station advertising revenues. Syndication is but one platform in a multiple platform approach to developing content.

     Broadcast syndication has shown the same downward pressure on rating delivery as network primetime due to the proliferation of viewing alternatives. As a result, profit pressures have increased. Strong production partnerships and production economies are as essential to profits in syndication as they are in cable. Secondary revenue opportunities such as foreign sales, ancillary revenues and back-end cable sales are important to determining which syndication projects to launch. The goal of Fisher Entertainment is to select and/or co-venture broadcast syndication productions with strong potential in domestic syndication and good opportunities to generate secondary revenues.

     Emerging Media. Internet content is in its infancy. Fisher Entertainment
     ---------------
plans to supply digital programming for Internet distribution when the Fisher Plaza digital production facility is completed, which is expected to be in the second quarter of 2000. It is also a goal of Fisher Entertainment to establish strategic program production alliances with Internet service providers with a view to creating content for broadcast television and cable that extends the Internet brand to a mass television audience. In addition, Fisher Entertainment continues in its plan to exploit the Fisher station libraries by developing a searchable database of program materials for outside producers and out-of-market stations accessed via the Internet.

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

                FLOUR MILLING AND FOOD DISTRIBUTION OPERATIONS

                                 INTRODUCTION

     The Company's flour milling and food distribution operations are conducted through Fisher Mills Inc. ("FMI"), a wholly owned subsidiary of the Company.
FMI is a manufacturer of wheat flour and a distributor of bakery products.
Wheat flour is produced at FMI's milling sites in Seattle, Washington; Portland, Oregon and Modesto, California. FMI and Koch Agriculture Company of Wichita, Kansas were, until July 1, 1999 each 50% owners of a limited liability company called Koch Fisher Mills LLC which owned and operated a flour milling facility in Blackfoot, Idaho. FMI had operating and sales responsibilities for the Blackfoot Facility. On July 1, 1999, the Company and FMI purchased the Koch interests and the Blackfoot facility is now operated as a wholly owned subsidiary known as Fisher Mills LLC. The Blackfoot facility commenced operations in April 1997, and was significantly expanded during 1998 with construction of a conventional flour mill, which began operations in December of 1998.

     During 1998, FMI produced approximately 2 million pounds of flour daily. FMI anticipates that, when the Blackfoot mill expansion achieves full commercial production, the Blackfoot facility will add an additional 1.25 million pounds of flour per day. To date, FMI has been unable to sell the full output of the Blackfoot facility. Fluctuations in wheat prices can result in fluctuations in FMI's revenues and profits. FMI seeks to hedge flour sales through the purchase of wheat futures or cash wheat. FMI does not speculate in the wheat market. Wheat is purchased from grain merchandisers in

Washington, Idaho, Montana and California, and is delivered directly to the mills by rail or truck. Manufactured flour is delivered to customers by rail or truck.

     Bakery products purchased from other food manufacturers are warehoused and distributed, along with FMI-manufactured flour, from FMI's three warehouses in Seattle, Washington; Portland, Oregon and Rancho Cucamonga, California. FMI's distribution division markets its products primarily in the retail bakery and food manufacturing industries. FMI makes deliveries using company owned and leased vehicles.

     As of December 31, 1999, FMI had 243 full-time employees.

     In March, 2000, U.S. Bancorp Piper Jaffray Inc. was engaged as a financial advisor to assist management with the sale of its flour milling and bakery products distribution operations. The Company believes that the sale of these assets will help to focus its resources on its remaining businesses and on becoming a more fully integrated communications and media enterprise.

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

                                  COMPETITION

     The U.S. milling industry is currently composed of 200 flour mills, down from 252 in 1981, with a median mill size of approximately 7,500 hundred-weights
(cwt). per day capacity. During the same period, the number of milling companies has decreased from 166 to 95. Despite a decline in the number of milling companies, milling capacity has increased. The largest five manufacturers account for approximately 67% of total U.S. capacity. FMI, at 36,500 cwt of daily capacity (including the output of the Blackfoot facility), ranks 8th in the U.S.

                                   MARKETING

     FMI's milling division markets its products principally in the states of Washington, Oregon and California. The majority of FMI's flour sales are made under contractual agreements with large wholesale bakeries, mix manufacturers, blending facilities, food service distributors, and finished food manufacturers. No flour customer accounted for more than ten percent of FMI's total revenues during 1998.

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

     FMI markets its flour through the use of branded products such as Mondako, Golden Mountain, and Power and product category branded ingredients under the name Sol Brillante. This marketing strategy builds brand identity and differentiates a group of products from other products in the market. Trademarks are also registered in selected international markets in which FMI is engaged in business. In the past three years, FMI has sold products in Russia, Mexico, Japan, Argentina, Indonesia, Hong Kong, Guam, Marshall Islands, and Canada. The global currency crisis of 1998 severely restricted export sales to Asia and Russia in the past year. FMI's international sales are not, in the aggregate, material to FMI's financial condition or results of operation. See Note 10 to the consolidated financial statements regarding the amount of international sales.

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

                              RECENT DEVELOPMENTS

     In March, 2000, U.S. Bancorp Piper Jaffray Inc. was engaged as a financial advisor to assist management with the sale of its flour milling and bakery products distribution operations. The Company believes that the sale of these assets will help to focus its resources on its remaining businesses and on becoming a more fully integrated communications and media enterprise.

                     RISKS ASSOCIATED WITH FOOD PRODUCTION

     The food manufacturing and distribution industry is subject to significant risk. The size and distribution of the U. S. wheat crop in any given year can adversely impact the economics of the Blackfoot mill, which sells most of its product to customers in locations distant from that mill in competition with mills much closer to those customers. Competition in the food industry is intense. Food production is a heavily regulated industry, and federal laws or regulations promulgated by the Food and Drug Administration, or agencies having jurisdiction at the state level, could adversely effect FMI's revenues and results of operations. Certain risks are associated with the production and sale of food products. Food producers can be liable for damages if contaminated food causes injury to consumers. Although flour is not a highly perishable product, FMI is subject to some risk as a result of its need for timely and efficient transportation of its flour. Costs associated with compliance with environmental laws can adversely affect profitability, although FMI's historical and currently anticipated costs of compliance have not had, and are not expected to have in the foreseeable future, a material effect on the capital expenditures, earnings or competitive position of FMI.

     The amount of wheat available for milling, and consequently the price of wheat, is affected by weather and growing conditions. There is competition for certain staff, including competition for sales staff in the food distribution portion of FMI's business. Loss of key sales staff can, and in some instances has, significantly and adversely affected certain food distribution operations. Production of food products also depends on transportation and can be adversely affected if a key carrier serving a facility (e.g., a railroad) experiences operational difficulties. There can be no assurance that FMI will be able to generate sales sufficient to take full advantage of the cost efficiencies of the Blackfoot facility and, to date, FMI has been unable to do so.

                            REAL ESTATE OPERATIONS

                                 INTRODUCTION

     The Company's real estate operations are conducted through Fisher Properties Inc. ("FPI") a wholly owned subsidiary of the Company. FPI is a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the Seattle, Washington metropolitan area. FPI had 40 employees as of December 31, 1999.

     As of December 31, 1999, FPI's portfolio of real estate assets included 19 commercial and industrial buildings containing over 1.1 million square feet of leaseable space serving approximately 110 tenants and a 201-slip marina. FPI also owns 320 acres of unimproved residential land. A partnership in which FPI has a 50% interest has an option to acquire this land and an adjacent 160 acres for future development.

     FPI estimates that, based on capitalization of real estate net operating income and investment in new development, the total fair market value of FPI's real estate holdings was approximately $133 million as of December 31, 1999, excluding any related liabilities and potential liquidation costs. Although the foregoing fair market value estimate is based on information and assumptions considered adequate and reasonable by FPI, such estimate requires significant subjective judgments made by FPI. Such estimate is not based on technical appraisals and will change from time to time, and could change materially, as economic and market factors change, and as management evaluates those and other factors.

     FPI's owned real estate is managed, leased, and operated by FPI. More than half of FPI's employees are engaged in activities related to service of FPI's existing buildings and their tenants. FPI does not manage properties for third-party owners, nor does it anticipate doing so in the future.

                                   BUSINESS

     FPI focuses on enhancing the revenue stream of FPI's existing properties and acquiring or developing selected strategic properties. Cash flow from real estate operations is used entirely to reduce real estate debt, maintain properties, and otherwise finance real estate operations. As stated in Note 10 to the consolidated financial statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit, including negative income in 1997 and 1998. FPI also would have incurred a loss in 1999, except for gain from the sale of real property. The majority of FPI's existing operating properties were developed by FPI. FPI anticipates most future acquisition and development activities will be located near existing facilities to promote business efficiencies. FPI believes that developing, owning, and managing a diverse portfolio of properties in a relatively small geographic area minimizes ownership risk.

                     DEVELOPMENT AND ACQUISITION ACTIVITIES

     FPI plans to increase its ownership of industrial and office properties in the Seattle area. Land was acquired in Auburn, Washington during 1999 for development of a 270,000 square foot industrial project. FPI's Board of Directors has approved reinvestment of condemnation proceeds from the Fourth Avenue properties (described below) to develop this project. FPI also continues its significant involvement in the planning and development of a project located on a block of land owned partially by Fisher Broadcasting and partially by FPI at Fourth Avenue and Denny Way in Seattle, and is known as Fisher Plaza (see "Broadcasting Operations - KOMO TV"). FPI's Board of Directors has authorized $2,000,000 to undertake pre-development activities for further development of the site. The timing and amount of further investment is uncertain. Other investment decisions are subject to a variety of factors, including: interest rates; available real estate opportunities; the relationship of those opportunities to the Company's future business decisions on how much of its capital and borrowing capacity should be devoted to real estate at any given time and how much should be devoted to other aspects of the Company's business.

     From time to time, FPI may consider selling a property when it reaches a certain maturity, no longer fits FPI's investment goals, or is under threat of condemnation. During 1999 the Washington State Department of Transportation acquired, under threat of condemnation for its fair market value, several of FPI's properties on Fourth Avenue South in Seattle.

                              OPERATING PROPERTIES

     FPI's portfolio of operating properties are classified into three business categories: (i) marina properties; (ii) office; and (iii) warehouse and industrial. Note 4 to the consolidated financial statements sets forth the minimum future rentals from leases in effect as of December 31, 1999 with respect to FPI's properties. The following table includes FPI's significant properties:

                               Ownership                             Year           Land Area        Approx.      % Leased
      Name and Location        Interest         FPI's Interest     Developed         (Acres)        Rentable      12/31/99
      -----------------        --------        ---------------     ---------        ---------       --------      --------
                                                                                                      Space
                                                                                                      -----
MARINA
Marina Mart Moorings           Fee & Leased         100%              1939        5.01 Fee & 2.78   201 Slips         97%
Seattle, WA                                                          through            Leased
                                                                      1987

OFFICE
West Lake Union Center            Fee               100%              1994              1.24        185,000 SF       100%
Seattle, WA                                                                                        487 car garage

Fisher Business Center            Fee               100%              1986              9.75        195,000 SF        99%
Lynnwood, WA                                                                                      Parking for 733
                                                                                                        cars

Marina Mart                       Fee               100%           Renovated 1993        *           18,950 SF       100%
Seattle, WA

Rock Salt Steak House             Fee               100%           Renovated 1987        *           15,470 SF       100%
Seattle, WA

1530 Building                     Fee               100%           Renovated 1985        *           10,160 SF       100%
Seattle, WA

INDUSTRIAL
Fisher Industrial Park            Fee               100%              1982 and         22.08        398,600 SF       100%
Kent, WA                                                                1992

Fisher Commerce Center            Fee               100%                 NA            10.21        171,400 SF        86%
Kent, WA

Pacific North Equipment Co.       Fee               100%                 NA             5.5          38,000 SF       100%
Kent, WA

1741 Building                     Fee               100%           Renovated 1989       .41           5,212 SF       100%
Seattle, WA

*  Undivided land portion of Marina.

     In addition to the above listed properties: FPI acquired a 14.6 acre site in Auburn, Washington in 1999 that is being prepared for the construction of a light industrial project; owns land and easement area that will serve Fisher Mills once reconfigured by the Port of Seattle during 2000; a one acre parking lot in Seattle that has served Fisher Broadcasting and is part of the development of the Fisher Plaza discussed above; 320 acres of unimproved land that obtained preliminary plat approval in 1999; and a small residential property in Seattle. FPI does not currently intend to acquire other parking or residential properties.

     West Lake Union Center, Fisher Business Center, Fisher Industrial Park, and Fisher Commerce Center are encumbered by liens securing non-recourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service, and in no case does such debt exceed 75% of the estimated value of the financed property. Total FPI debt is approximately 37% of the estimated value of the total owned real estate. It is FPI's objective to reduce this debt over time with excess cash flow not needed for capital investments. FPI believes that it currently has sufficient credit and cash flow to meet its investment objectives.

                       RISKS ASSOCIATED WITH REAL ESTATE

     The development, ownership and operation of real property is subject to varying degrees of risk. FPI's revenue, operating income and the value of its properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including the perceptions of prospective tenants of attractiveness of the properties and the availability of space in other competing properties; FPI's ability to provide adequate management, maintenance and insurance; the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and increased operating costs. Several of FPI's properties are leased to, and occupied by, single tenants that occupy substantial portions of such properties. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing.

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

                        INVESTMENT IN SAFECO CORPORATION

     A substantial portion of the Company's assets is represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation ("SAFECO"). The Company has been a stockholder of SAFECO since 1923. At December 31, 1999, the Company's investment constituted 2.3% of the outstanding common stock of SAFECO. The market value of the Company's investment in SAFECO common stock as of December 31, 1999 was approximately $74,684,000, representing 12% of the Company's total assets as of that date. Dividends received with respect to the Company's SAFECO common stock constituted 21.4% of the Company's net income for 1999. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO's periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. The Company has no present intention of disposing of its SAFECO common stock or its other marketable securities, although such securities are classified as investments available for sale under applicable accounting standards (see "Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies:
Marketable Securities"). Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. SAFECO's common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission (the "Commission"). SAFECO common stock trades on The NASDAQ Stock Market under the symbol "SAFC".

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Television stations operate from offices and studios owned by Fisher Broadcasting. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in a the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 40 year lease. Radio studios are generally located in leased space. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KWJJ-FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

     The Seattle flour mill and food distribution facility operate from FMI-owned facilities in Seattle, Washington. The compact flour mill and food distribution facilities located in Portland, Oregon, are owned by FMI. In California, FMI's food distribution activities and compact flour mill operate from leased facilities in Rancho Cucamonga and Modesto, respectively. The Blackfoot, Idaho flour mills operates from owned facilities.

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

     No matters were submitted to a vote of securities holders in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bid and ask prices for the Company's Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board. As of December 31, 1999, there were eight Pink Sheet Market Makers and ten Bulletin Board Market Makers. The OTC Bulletin Board constitutes a limited and sporadic trading market and does not constitute an "established trading market". The range of high and low bid prices for the Company's Common Stock for each quarter during the two most recent fiscal years is as follows:

                                  Quarterly Common Stock Price Ranges /(1)/
                                  -----------------------------------------
                                   1999                               1998
                                   ----                               ----
Quarter                  High              Low               High              Low
-------                  ----              ---               ----              ---
1/st/                   $66.00            $55.25            $64.25            $59.00
2/nd/                    62.50             56.50             73.25             63.75
3/rd/                    62.63             58.50             72.50             63.00
4/th/                    62.00             57.00             68.50             57.50

___________________________
(1) This table reflects the range of high and low bid prices for the Company's Common Stock during the indicated periods, as published in the NQB Non-NASDAQ Price Report by the National Quotation Bureau. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

     The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 409.


     In December 1997 the Board of Directors authorized a two-for-one stock split effective March 6, 1998 for shareholders of record on February 20, 1998. In connection with the stock split, the par value of the Company's Common Stock was adjusted from $2.50 per share to $1.25 per share. All share and per share amounts reported in this Form 10-K have been adjusted to reflect the split.

     The Company paid cash dividends on its Common Stock of $1.00 and $1.04 per share (adjusted to reflect the two-for-one stock split described above), respectively, for the fiscal years 1998 and 1999. On December 1, 1999, the Company declared a dividend of $.26 per share, payable on March 3, 2000 to shareholders of record on February 18, 2000. Annual cash dividends have been paid on the Company's Common Stock every year since the Company's reorganization in 1971. The Company currently expects that comparable cash dividends will continue to be paid in the future, although its ability to do so may be affected by the terms of the senior secured credit facilities described in Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Position and Results of Operations.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following financial data of the Company are derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related footnotes contained elsewhere in this Form 10-K.

Selected Financial Data

                                                                                      Year ended December 31,
                                                                  1999             1998         1997          1996        1995
                                                               ------------------------------------------------------------------
                                                                         (All amounts in thousands except per share data)
Sales and other revenue
     Broadcasting                                              $  152,223      $  127,637   $  120,792    $  111,967   $  101,192
     Milling                                                      114,942         108,056      123,941       135,697      112,360
     Real estate                                                   24,572          12,265       11,446        13,556       10,941
     Corporate and other, primarily
       dividends and interest income (1)                            4,761           4,224        3,855         4,000        4,087
                                                               --------------------------------------------------------------------
                                                               $  296,498      $  252,182   $  260,034    $  265,220   $  228,580
                                                               ====================================================================

Operating income
     Broadcasting                                              $   34,862      $   33,937    $  36,754     $  34,025    $  31,518
     Milling                                                       (6,121)         (1,440)       2,431         3,410        2,907
     Real estate                                                   16,028           4,117        3,231         5,749        3,267
     Corporate and other                                           (3,275)            (59)         863         1,948        2,152
                                                               --------------------------------------------------------------------
                                                               $   41,494      $   36,555    $  43,279     $  45,132    $  39,844
                                                               ====================================================================
Net income                                                     $   18,093      $   21,057    $  24,729     $  26,086    $  22,683
                                                               ====================================================================

Per common share data (2)
     Net income                                                $     2.12      $     2.47    $    2.90     $    3.06    $    2.66

     Net income assuming dilution                              $     2.11      $     2.46    $    2.88     $    3.05    $    2.66

     Cash dividends declared (3)                               $     1.26      $     1.01    $    0.25     $    1.84    $    0.76


                                                                                   December 31,
                                                                  1999             1998         1997          1996        1995
                                                               --------------------------------------------------------------------
Working capital                                                $   33,959      $   34,254   $   36,336    $   42,271   $   49,744
Total assets (4)                                                  678,512         439,522      438,753       394,149      353,035
Total debts                                                       338,174          76,736       73,978        74,971       71,869
Stockholders' equity                                              241,975         266,548      266,851       232,129      203,681

(1) Included in this amount are dividends received from the Company's investment in SAFECO Corporation common stock amounting to $4,323 in 1999; $4,023 in 1998; $3,663 in 1997; $3,333 in 1996; and $3,062 in 1995.
(2) Per-share amounts have been adjusted for a two-for-one stock split that was effective March 6, 1998 and a four-for-one stock split that was effective May 15, 1995.
(3) 1999 and 1998 amount includes $.26 per share declared for payment in 2000 and 1999, respectively. 1997 amount was declared for payment in first quarter 1998. 1996 includes $.98 per share declared for payment in 1997. 1995 amount was declared and paid.
(4) The Company applies Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investments in equity securities, be designated as either trading or available-for-sale. While the Company has no present intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and, beginning in 1994, those investments are reported at fair market value. Accordingly, total assets include unrealized gain on marketable securities as follows: December 31, 1999 - $78,274; December 31, 1998 - $131,132; December 31, 1997 - $148,506;

     December 31, 1996 - $120,468; December 31, 1995 - $105,401. Stockholders'
     equity includes unrealized gain on marketable securities, net of deferred income tax, as follows: December 31, 1999 - $50,878; December 31, 1998 - $85,236; December 31, 1997- $96,529; December 31, 1996 - $78,304; December
     31, 1995 - $68,510.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the period 1997 through 1999.

     In 1997, the Company's broadcasting subsidiary acquired three small-market radio stations in Montana and eastern Washington. On July 1, 1999, the Company and its broadcasting subsidiary completed the acquisition of ten network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties are in seven markets located in California, the Pacific Northwest, and Georgia (the "Fisher Television Regional Group"). Total consideration was $216.7 million, which included $7.6 million of working capital (primarily accounts receivable and prepaid expenses, less accounts payable and other current liabilities). Funding for the transaction was from a senior credit facility in the amount of $230 million.

     During 1997 and 1998, the milling subsidiary was a 50% member of a Limited Liability Company (LLC) which owned and operated a flour milling facility in Blackfoot, Idaho. The LLC began operations with one compact milling unit in April 1997. During 1997 a second compact milling unit was installed at the Blackfoot site, and construction of a conventional flour mill commenced. Construction of the conventional flour mill was completed in December 1998. On July 1, 1999, the Company and the milling subsidiary purchased the remaining 50% interest in the LLC. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary, and operating results of the Blackfoot facility are fully consolidated in the milling segment.

     In June 1999, the Company's real estate subsidiary sold, under threat of condemnation, certain improved property in Seattle, Washington. Total gain on the sale, including proceeds awarded in December, was $12,825,000.

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

CONSOLIDATED RESULTS OF OPERATIONS

     Consolidated net income for the year ended December 31, 1999 declined 14.1% compared with 1998, from $21,057,000 to $18,093,000 (including a $8,337,000 gain in 1999 from condemnation of real estate, net of income tax). Several major factors which are a direct result of the acquisitions described above impacted 1999 consolidated net income, including interest expense of approximately $9,300,000 and goodwill amortization amounting to $2,444,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of approximately $725,000 relating to the acquisition of Koch Agriculture Company's 50% interest in the Blackfoot facility, and additional operating expense incurred as a result of owning 100% of the Blackfoot facility. In addition, during the year the milling segment incurred charges including an additional provision for bad debts of $1,077,000 and $390,000 for write-off of certain fixed assets not in service.

     Consolidated net income for the year ended December 31, 1998 declined 14.8% compared with the record established in 1997, from $24,729,000 to $21,057,000. As more fully discussed below, income from broadcasting operations declined 7.7%, the milling segment reported a loss from operations, and income from real estate operations improved 27.4% compared with 1997.

Sales and other revenue
---------------------------------------------------------------------------------------------
                             1999       % Change       1998         % Change       1997
                         $296,498,000    17.6%     $252,182,000      -3.0%      $260,034,000

     Sales and other revenue increased 19.3% and 6.4% for broadcasting and milling operations, respectively, in the year ended December 31, 1999. The increase in broadcasting revenue is primarily attributable to the Fisher Television Regional Group. The increase in milling revenue is attributable to increased sales at both the milling and distribution divisions. Revenue of the real estate segment increased $12,300,000, largely the result of the gain from condemnation of real estate. Revenue of the corporate segment increased 12.7% as a result of increases in dividends from marketable securities and other revenue.

     Sales and other revenue increased 5.7% and 7.2% for broadcasting and real estate operations, respectively, in 1998, while milling operations experienced a decline of 12.8%.

     Revenue of the corporate segment increased 9.6% in 1998 due to an increase in dividends from marketable securities.

Cost of products and services sold
-----------------------------------------------------------------------------------------------------------
                                1999            % Change           1998         % Change         1997
                            $174,468,000        10.8%          $157,526,000         -3.2%     $162,715,000
 Percentage of revenue              58.8%                              62.5%                          62.6%

     The increase in cost of products and services sold in 1999 is attributable to (i) costs incurred by the television stations acquired on July 1, which were not included in 1998 results, (ii) increased costs to acquire, produce, and promote broadcast programming at existing broadcast stations, (iii) costs incurred by the Blackfoot flour mill, which became a 100% owned subsidiary on July 1, and (iv) increased volume of distribution sales, partially offset by lower cost of wheat used to produce flour. The decline in cost of products and services sold as a percent of revenue is primarily due to inclusion of the gain from condemnation of real estate in 1999 results.

     The decrease in cost of products and services sold in 1998 is attributable to lower cost of wheat used to produce flour and lower volume of flour sold by the milling segment, partially offset by increased costs to acquire, produce, and promote broadcast programming.

Selling expenses
----------------------------------------------------------------------------------------------------
                                    1999        % Change        1998        % Change       1997
                                 $26,325,000      30.3%      $20,203,000      10.8%     $18,228,000
 Percentage of revenue                   8.9%                        8.0%                       7.0%

     Selling expenses increased at the broadcasting segment in 1999 as a result of costs incurred by the newly acquired television stations and increased commissions and related expenses attributable to increased broadcasting revenue. Selling expenses increased at the milling segment as a result of a $1,077,000 increase in the provision for bad debts during the year and from increased delivery and promotion expenses at distribution operations.

     Selling expenses have increased each year as a result of increased commissions and related expenses resulting from increased broadcasting revenue. During 1998 the milling segment experienced increases in provision for doubtful accounts and advertising and promotion expenses.

General and administrative expenses
----------------------------------------------------------------------------------------------------
                                  1999        % Change         1998        % Change       1997
                              $54,211,000      43.0%       $37,898,000       5.8%      $35,812,000
 Percentage of revenue               18.3%                        15.0%                       13.8%

     General and administrative expenses increased in all business segments during 1999. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, to costs related to the Fisher Entertainment division, and to higher employee benefit costs at other operations. In addition to costs incurred to recruit and relocate management personnel and increased costs related to information systems, general and administrative expenses at the milling segment include the milling segment's 50% share of the loss of the Blackfoot milling facility prior to July 1. The real estate segment experienced increased depreciation expense, salaries, and employee benefit costs. The corporate segment incurred increased costs in connection with additional personnel, employee benefit costs, a new corporate marque and brand identity program, and new strategic initiatives.

     The increase in general and administrative expenses incurred in 1998 relates to additional depreciation of the Seattle broadcasting facility to be replaced by the new Fisher Plaza project in 2000, as well as to increased personnel and other expenses relating to growth and new strategic initiatives at the corporate segment.

Interest expense
----------------------------------------------------------------------------------------
                             1999       % Change       1998       % Change      1997
                         $13,871,000     211.7%     $4,451,000     -18.6%    $5,467,000

     Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement. The primary cause of the increase in 1999 interest expense compared with 1998 is attributable to funds borrowed to finance the acquisition of television stations and the acquisition of the 50% interest in the Blackfoot flour mill previously owned by Koch Agriculture Company. Interest incurred in connection with funds borrowed to finance construction of the Fisher Plaza project and other significant capital projects is capitalized as part of the cost of the related project.

     Interest expense declined in 1998 compared with 1997 due to lower average borrowing outstanding during 1998 and to the capitalization of interest related to borrowing for acquisition of property, plant and equipment.

Provision for federal and state income taxes
---------------------------------------------------------------------------------------------
                            1999        % Change         1998        % Change       1997
                         $9,530,000      -13.7%      $11,047,000      -15.6%    $13,083,000
 Effective tax rate            34.5%                        34.4%                      34.6%

     The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for all years primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income
---------------------------------------------------------------------------------------------
                           1999        % Change         1998         % Change        1997
                       $(34,358,000)    -204.2%     $(11,293,000)    -162.0%      $18,225,000

     Other comprehensive income represents the change in the fair market value of the Company's marketable securities, net of deferred income taxes. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $24.88 at December 31, 1999, $42.94 at December 31, 1998, and $48.75
at December 31, 1997. Unrealized gains and losses are a separate component of stockholders' equity.

BROADCASTING OPERATIONS

Sales and other revenue
-----------------------------------------------------------------------------------------------
                             1999         % Change         1998        % Change       1997
                         $152,223,000      19.3%       $127,637,000      5.7%      $120,792,000

     1999 broadcasting revenues include the television stations acquired July 1 and, therefore, are not directly comparable with 1998. The new television stations, known as Fisher Television Regional Group, earned revenues of $22,000,000 subsequent to the acquisition. Excluding the newly acquired stations, 1999 broadcasting revenue was 2% greater than the record revenue recorded in 1998, which included more than $5,000,000 from political advertising. Revenue from KOMO TV in Seattle increased modestly as increased revenue from local and national advertising and paid programming more than offset a decline in political advertising. KATU Television in Portland reported a decline in revenue of approximately 7% as all advertising categories declined. Revenue from radio operations increased approximately $3,500,000, including $3,100,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-
FM), and $750,000 from the twenty-one small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined approximately $350,000. Fisher Communications and the recently formed Fisher Entertainment division earned revenue of approximately $1,000,000 and $500,000, respectively.

     Strong demand for television time by political advertisers contributed to record revenues for the broadcasting segment in 1998. Overall revenues fell short of management's expectations however, due in large measure to reduced automotive advertising during the second half of the year. Labor strikes in the automotive, airline, and telecommunications sectors, and consolidation of businesses in the telecommunications and banking industries, resulted in reduction or elimination of advertising budgets compared to previous years. KATU Television in Portland was able to produce a revenue increase of $3,400,000 despite reduced advertising by key automotive and telecommunications accounts. Increased political advertising accounted for nearly 40% of KATU's growth and most of the remaining growth was generated through development of new local advertising accounts and non-traditional revenue. In general, advertiser demand was stronger in the Portland market during 1998 than was the case throughout much of the country, including the Seattle market. For KOMO TV (Seattle), increases in political and national advertising offset a decrease in local business, resulting in an overall revenue increase of $850,000. Automotive advertising in 1998 was nearly $1,200,000 less than the prior year, which accounted for a substantial portion of the station's local revenue decrease. KOMO TV sales were also impacted by lower audience ratings during the ABC network "prime time" evening period. Newly acquired syndicated programming resulted in improved ratings and revenue during the early afternoon time periods.

     Radio operations reported a combined revenue increase of $2,500,000 in 1998. Seattle and Portland radio market conditions were strong throughout 1998 with double digit advertising growth noted in each market during the year. Revenue growth for the Seattle radio stations was slightly lower than the market, although STAR 101.5 (KPLZ-FM), an Adult Contemporary format FM, benefited from improved audience ratings that moved the station into the top five in the market. STAR's revenue growth exceeded that of the market as a result. Revenue for the Portland radio operations improved 3.4% for 1998, less than that of the overall market. A format change on the Portland AM station resulted in a decline in revenue for Portland radio operations during the first half of 1998, with accelerating growth during the second half of the year, as audience ratings began to grow. Revenue growth for the smaller-market radio station group, which has stations in Eastern Washington and Montana, was 8.5%.

Income from operations
-----------------------------------------------------------------------------------------------
                                  1999        % Change       1998      % Change       1997
                               $34,862,000      2.7%      $33,937,000    -7.7%    $36,754,000
 Percentage of revenue                22.9%                      26.6%                   30.4%

     Operating income from the newly acquired Fisher Television Regional Group and increased operating income from Seattle television and radio operations and the small-market radio group were partially offset by declines in operating income at Portland television and radio operations. Operating expenses at the broadcasting segment increased 25.3% in 1999, primarily due to the operating costs of the newly acquired stations and the recently formed Fisher Entertainment division. Operating expenses of on-going broadcast operations increased 4.2% due primarily to increased depreciation and administration expenses, including employee benefit costs. 1998 results were impacted by a provision, recorded in the first quarter, for anticipated losses incurred from
(i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and (ii) an interest in Affiliate Enterprises, Inc.

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

MILLING OPERATIONS

Sales and other revenue
----------------------------------------------------------------------------------------------
                            1999         % Change      1998         % Change       1997
                         $114,942,000     6.4%      $108,056,000     -12.8%     $123,941,000

     In 1996 the milling segment and Koch Agriculture, Inc. formed a limited liability company (LLC) to operate a flour milling facility in Blackfoot, Idaho, with each member owning a 50% interest. The LLC began operations with one compact milling unit in April 1997. Subsequently, a second compact milling unit was installed. During 1998 a 10,000 hundred-weight (cwt) conventional flour mill was constructed, which began operations in December. On July 1, 1999 Fisher acquired the 50% interest in the Blackfoot facility previously owned by Koch Agriculture, and subsequent operating results are fully consolidated. Prior to July 1 the investment in the LLC was accounted for using the equity method, and the milling segment's 50% interest in operating results was included in general and administrative expenses.

     Flour prices are largely dependent on the cost of wheat purchased to produce flour. During 1999 and 1998 wheat prices continued to decline compared to the prices experienced in 1997. Average flour prices in 1999 were 6.2% lower than 1998 prices while flour sales volume increased 15.6%. 1999 revenue of the milling division, including the Blackfoot mill from July 1, increased $2,700,000, or 4.2% over 1998 revenue. Average flour prices in 1998 were 8.4% lower than in 1997, and flour sales volume declined 3.9%, with the result that milling division revenue was $13,995,000, or 17.9% below the 1997 level.

     Food distribution sales for 1999 were $4,200,000, or 9.6% above 1998 levels. The increased 1999 sales were due primarily to increased sales volumes at all three distribution center locations. 1998 food distribution sales decreased $1,890,000, or 4.1% compared to 1997. The decrease in 1998 sales was due to a combination of lower sales prices, particularly for flour products, and lower sales volume, primarily in the Southern California market served by the Southern California distribution center where reorganization of sales territories, changes in sales personnel and strong competition negatively impacted volume.

Income from operations
-----------------------------------------------------------------------------------------------------
                                     1999        % Change         1998        % Change       1997
                                 $(6,121,000)      -325.1%    $(1,440,000)      -159.2%   $2,431,000
 Percentage of revenue                  -5.3%                        -1.3%                       2.0%

     Income from operations is determined by deducting cost of goods sold and operating expenses from gross margin on sales. During 1999 flour sales margins continued to be under downward pressure. Wheat markets remained soft, and per capita consumption of flour declined slightly, while industry milling capacity increased by 59,000 cwt daily and six-day operating rates dropped further to an estimated 86.7%. Export sales of flour remained at lows. Additionally, the industry and Fisher suffered substantial reductions in revenues and margins on millfeed, that portion of the wheat that does not yield flour and is sold to the animal feed markets. Average monthly margin from millfeed sales declined approximately $31,000 per month in 1999 and $29,000 per month in 1998 compared to the respective prior years. These factors contributed to gross margins after cost of goods sold decreasing in 1999 by 11.8%. Operating expenses increased 35.3% compared to 1998, due to a number of factors including a $1,077,000 increase in the provision for bad debts and increased expenses related to personnel, consulting, and delivery expenses. Also, certain fixed assets no longer in service totaling $390,000 were written off. While the production at the Blackfoot Mill is increasing, operations remain below full capacity. Operating results for 1999 include the milling segment's share of losses from the Blackfoot facility of approximately $1,450,000. To date, the Blackfoot facility has not operated at full capacity as FMI has been unable to sell the full output of the facility. Therefore, the desired cost efficiencies of the Blackfoot facility have not been achieved.

     The distribution division had mixed results during 1999. The Seattle and Portland units had strong results, continuing to build on the solid performance of 1998. However, the Southern California distribution center continued to incur losses throughout the year, but at a diminishing rate. With the mid-year hiring of a new general manager, reorganization of the logistics and delivery functions, and exiting long-distance markets that were unprofitable, the Southern California distribution center achieved improved operating performance during the second half of the year.

     1998 was also a difficult year for the milling segment. Flour margins were depressed for several reasons. Wheat markets remained in retreat, forcing flour prices lower. At the same time industry milling capacity increased approximately 19,000 cwt daily, six-day operating rates dropped to 89.1%, and the industry experienced a substantial decrease in export sales of wheat and flour. For Fisher, where the largest export sales market was eastern Russia, shipments dropped from 475,000 cwt in 1997 to 60,000 in 1998 with a corresponding loss in margin of approximately $400,000. Bad debt expense was adversely impacted by several failures of export and domestic customers to honor their contracts and to pay their debts. Also, the industry, and Fisher, suffered substantial reductions in revenues and margins on millfeed, resulting in a decline in monthly margin of approximately $70,000 from January to December 1998.

     During 1998 the Seattle and Portland distribution units operated well, building sales revenues, market share and improving profitability over the previous year. In contrast, the Southern California unit suffered significant losses. Partly due to management turnover, the unit was unable to effectively control operations and compete.

REAL ESTATE OPERATIONS

Sales and other revenue
----------------------------------------------------------------------------------------------
                                 1999       % Change       1998       % Change      1997
                              $24,572,000     100.3%    $12,265,000     7.2%     $11,446,000

     1999 real estate revenue includes gain from condemnation of real estate in the amount of $12,825,000. In June 1999, Fisher Properties received $13,100,000 in initial condemnation proceeds from the Washington State Department of Transportation under terms of a possession and use agreement for two properties located on Fourth Avenue South in Seattle. Fair market value negotiations continued throughout the remainder of the year, and in December additional proceeds of $3,400,000 were awarded. Excluding the condemnation gain, revenue decreased 4.2% compared with 1998, due to loss of revenue from the properties sold. Real estate market conditions in the Seattle area continued strong, and contributed to an average occupancy level of 97.9% during 1999 and higher rental rates for new and renewing leases.

     1998 revenue increased $819,000 over 1997, as the average occupancy rate in 1998 was 98.2% compared with 94.0% in 1997. The decline in average occupancy for 1997 was largely attributable to a vacancy during part of the year resulting from bankruptcy of a tenant.

Income from operations
---------------------------------------------------------------------------------------------------------
                                          1999       % Change        1998        % Change      1997
                                      $16,028,000      289.3%     $4,117,000      27.4%      $3,231,000
 Percentage of revenue                       65.2%                      33.6%                      28.2%

     The 1999 real estate gain similarly affects comparability of income from operations between the periods. When the gain is excluded, operating income as a percentage of revenue is 27.2% in 1999. The decline in 1999 income from operations, adjusted to exclude the real estate gain, compared with 1998 is attributable partially to loss of income from the real estate sold, and to increased operating expenses, including certain one-time operating charges resulting from the condemnation and increased repair, maintenance, and personnel costs. The improvement in 1998 income from operations compared with 1997 is due to increased revenue, and to lower administrative and net operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had working capital of $33,959,000 and cash and short-term cash investments totaling $3,609,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has a five-year unsecured revolving line of credit (revolving line of credit) with two banks in a maximum amount of $100,000,000 to finance construction of the Fisher Plaza Project and for general corporate purposes. See
Note 12 to the consolidated financial statements for information concerning the Fisher Plaza project.. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios.

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of Fisher Television Regional Group and for general corporate purposes. See Notes 5 and 11 to the consolidated financial statements for information concerning the acquisition and the senior credit facility. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios.

     The revolving line of credit and the senior credit facility required that the Company maintain an interest coverage ratio of 2.25 to 1. At September 30, 1999 the Company's interest coverage ratio was 2.06 to 1. The interest coverage ratio required by the revolving line of credit and the senior credit facility was subsequently modified to 1.80 to 1 from September 30, 1999 through December 31, 2000 with periodic increases thereafter. All other covenants and conditions of the revolving line of credit and the senior credit facility remained unchanged. In connection with the modification the Company paid a fee of $230,000 to the lenders.

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

     Net cash provided by operating activities during the year ended December 31, 1999 was $27,851,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $280,791,000; principally $221,160,000 for the acquisition of Fisher Television Regional Group, and related acquisition costs; $19,000,000 for acquisition of a 50% interest in the limited liability company which operates the Blackfoot flour milling facilities; $56,376,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project); reduced by proceeds received from sale of property, plant and equipment in the amount of $17,120,000. Net cash provided by financing activities was $252,581,000, including borrowings under borrowing agreements and notes payable totaling $262,797,000, payments totaling $1,358,000 on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $8,891,000 or $1.04 per share.

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

Interest Rate Exposure

     The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At December 31, 1999, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $1,900,000 at December 31, 1999.

     The Company also has $286,717,000 in variable-rate debt outstanding at December 31, 1999. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $2,259,000 annual change in the Company's pre-tax earnings and cash flows.

     In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At December 31, 1999, the fair value of the swap agreement was $680,000. A hypothetical 10 percent change in interest rates would change the fair value of the Company's swap agreement by approximately $1,600,000 at December 31, 1999.

Marketable Securities Exposure

     The fair value of the Company's investments in marketable securities at December 31, 1999 was $79,422,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of December 31, 1999, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. A hypothetical 10 percent change in market prices underlying these securities would result in a $7,944,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

     The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of December 31, 1999, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts are immaterial. At December 31, 1999, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices are not material.

YEAR 2000

     The Year 2000 or Y2K problem arose as many computer systems, software programs, and other microprocessor-dependent devices were created using only two digit dates, such that 2000 was represented as 00. It was widely feared these systems would not recognize certain dates, including the year 2000, with the result that processors and programs would fail to complete the processing of information or revert back to the year 1900.

     The Company recognized the need to reduce the risks of potential related systems failures, and in August 1998 established a Y2K Task Force to address these risks. The Y2K Task Force coordinated the identification and testing of computer hardware, software applications, and other equipment which utilized microprocessors or date dependent functions, with a goal to ensure availability and integrity of the information systems and the reliability of the operational systems and manufacturing processes utilized by the Company and its subsidiaries. Problems discovered were minor, and were remediated. Costs incurred in connection with the Year 2000 problem were approximately $350,000.

     To date there has been no material adverse effect, nor does the Company believe there will be any future material adverse effect, on the Company's business, results of operations, or financial position as a result of the Year 2000 problem. However, there can be no assurance that failure to address the Year 2000 problem by customers, vendors and others with whom the Company and its subsidiaries do business will not have a material adverse effect on the Company or its subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The discussion above under "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of Year 2000 issues on the Company's customers, vendors and others with whom it does business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Information With Respect to Nominees and Directors Whose Terms Continue", "Security Ownership of Certain Beneficial Owners and Management", and "Compliance With Section 16(a) Filing Requirements" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation" and "Information With Respect to Nominees and Directors Whose Terms Continue" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Transactions With Management" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)  Reports of Management and Independent Accountants.

          (2) Consolidated Statement of Income for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

          (3)  Consolidated Statements of Stockholders' Equity.

          (4) Consolidated Balance Sheets at December 31, 1999 and December 31, 1998.

          (5) Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

          (6) Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

          (7)  Notes to Consolidated Financial Statements.

          (8)  Financial Statement Schedule:

               8.1  Report of Independent Accountants
               8.2 Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

     (b)       Exhibits: See "Exhibit Index."

     (c)       Forms 8-K filed during fiscal year 1999.
                    A Form 8-K was filed on June 2, 1999 with respect to the announcement of an agreement for the Company and its wholly-owned subsidiary, Fisher Mills Inc. ("Fisher Mills") to acquire the 50% interest of Koch Agriculture Company ("Koch Agriculture") in the Blackfoot, Idaho flour milling facility.

                    A Form 8-K was filed on July 15, 1999 with respect to the announcement of completion of the acquisition of the broadcasting assets of Retlaw Enterprises, Inc. by the Company and its subsidiary, Fisher Broadcasting Inc.

                    A Form 8-K/A was filed on September 14, 1999 which included financial statements, pro forma financial information, and exhibits relating to the acquisition of the broadcasting assets of Retlaw Enterprises, Inc. by the Company and its subsidiary, Fisher Broadcasting Inc.

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

/s/ Warren J. Spector

Warren J. Spector
Executive Vice President and Chief Operating Officer

/s/ David D. Hillard

David D. Hillard
Senior Vice President and Chief Financial Officer


Report of Independent Accountants

To the Stockholders and
Board of Directors of
Fisher Companies Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Companies Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Seattle, Washington

February 29, 2000

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31                                                                     1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

Sales and other revenue
    Broadcasting                                                                      $ 152,223     $ 127,637     $ 120,792
    Milling                                                                             114,942       108,056       123,941
    Real estate                                                                          24,572        12,265        11,446
    Corporate and other, primarily dividends and interest income                          4,761         4,224         3,855
---------------------------------------------------------------------------------------------------------------------------

                                                                                        296,498       252,182       260,034
---------------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of products and services sold                                                  174,468       157,526       162,715
    Selling expenses                                                                     26,325        20,203        18,228
    General, administrative and other expenses                                           54,211        37,898        35,812
---------------------------------------------------------------------------------------------------------------------------

                                                                                        255,004       215,627       216,755
---------------------------------------------------------------------------------------------------------------------------
Income from operations
    Broadcasting                                                                         34,862        33,937        36,754
    Milling                                                                              (6,121)       (1,440)        2,431
    Real estate                                                                          16,028         4,117         3,231
    Corporate and other                                                                  (3,275)          (59)          863
---------------------------------------------------------------------------------------------------------------------------

                                                                                         41,494        36,555        43,279
Interest expense                                                                         13,871         4,451         5,467
----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                 27,623        32,104        37,812
Provision for federal and state income taxes                                              9,530        11,047        13,083
---------------------------------------------------------------------------------------------------------------------------

Net income                                                                             $ 18,093      $ 21,057      $ 24,729
---------------------------------------------------------------------------------------------------------------------------

Net income per share                                                                   $   2.12      $   2.47      $   2.90
Net income per share assuming dilution                                                 $   2.11      $   2.46      $   2.88
Weighted average shares outstanding                                                       8,548         8,541         8,534
Weighted average shares outstanding assuming dilution                                     8,575         8,575         8,577

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                Capital in                      Other
                                              Common Stock        Excess        Deferred    Comprehensive     Retained      Total
                                          Shares        Amount    of Par      Compensation     Income         Earnings     Equity
----------------------------------------------------------------------------------------------------------------------------------
(In thousands except share amounts)

Balance December 31, 1996                8,530,344    $ 10,663     $    48                       $ 78,304    $ 143,114   $ 232,129
    Net income                                                                                                  24,729      24,729
    Other compehensive
      income-unrealized gain
      on securities net of
      deferred income taxes                                                                        18,225                   18,225
    Issuance of common stock
      under rights and options,
      and related tax benefit                5,088           6         229                                                     235
    Dividends                                                                                                   (8,467)     (8,467)
----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1997                8,535,432      10,669         277                         96,529      159,376     266,851
    Net income                                                                                                  21,057      21,057
    Other compehensive
      income-unrealized gain
      on securities net of
      deferred income taxes                                                                       (11,293)                 (11,293)
    Issuance of common
      stock rights                                                   1,169        $ (1,169)
    Amortization of deferred
      compensation                                                                     436                                     436
    Issuance of common stock
      under rights and options,
      and related tax benefit                6,952           9         346                                                     355
    Dividends                                                                                                  (10,858)    (10,858)
----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1998                8,542,384      10,678       1,792            (733)        85,236      169,575     266,548
    Net income                                                                                                  18,093      18,093
    Other compehensive
      income-unrealized gain
      on securities net of
      deferred income taxes                                                                       (34,358)                 (34,358)
    Issuance of common
      stock rights                                                     222            (222)
    Amortization of deferred
      compensation                                                                     421                                     421
    Issuance of common stock
      under rights and options,
      and related tax benefit                8,306          10         154                                                     164
    Dividends                                                                                                   (8,893)     (8,893)
----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                8,550,690    $ 10,688     $ 2,168          $ (534)      $ 50,878    $ 178,775   $ 241,975
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

December 31                                                                                       1999              1998
------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

ASSETS
Current Assets
    Cash and short-term cash investments                                                     $   3,609         $   3,968
    Receivables                                                                                 59,026            44,481
    Inventories                                                                                 13,755            11,009
    Prepaid income taxes                                                                         1,276
    Prepaid expenses                                                                             5,948             6,993
    Television and radio broadcast rights                                                       10,456             8,190
------------------------------------------------------------------------------------------------------------------------

        Total current assets                                                                    94,070            74,641
------------------------------------------------------------------------------------------------------------------------

Marketable Securities, at market value                                                          79,442           132,281
------------------------------------------------------------------------------------------------------------------------
Other Assets
    Cash value of life insurance and retirement deposits                                        11,637            10,900
    Television and radio broadcast rights                                                        1,076                49
    Intangible assets, net of amortization                                                     244,367            48,650
    Investments in equity investees                                                              3,003            15,126
    Other                                                                                        9,290             3,285
------------------------------------------------------------------------------------------------------------------------

                                                                                               269,373            78,010
------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, net                                                             235,627           154,590
------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 678,512         $ 439,522
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes payable                                                                            $  22,622            13,479
    Trade accounts payable                                                                      13,040             8,454
    Accrued payroll and related benefits                                                         9,483             5,071
    Television and radio broadcast rights payable                                               10,205             7,675
    Income taxes payable                                                                                             457
    Dividends payable                                                                            2,223             2,221
    Other current liabilities                                                                    2,538             3,030
------------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                               60,111            40,387
------------------------------------------------------------------------------------------------------------------------

Long-term Debt, net of current maturities                                                      315,552            63,257
------------------------------------------------------------------------------------------------------------------------
Other Liabilities
    Accrued retirement benefits                                                                 14,028            13,298
    Deferred income taxes                                                                       44,008            55,048
    Television and radio broadcast rights payable, long-term portion                               795
    Other liabilities                                                                            2,043               984
------------------------------------------------------------------------------------------------------------------------

                                                                                                60,874            69,330
------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, shares authorized 12,000,000, $1.25 par value;
      issued 8,550,690 in 1999 and 8,542,384 in 1998                                            10,688            10,678
    Capital in excess of par                                                                     2,168             1,792
    Deferred compensation                                                                         (534)             (733)
    Accumulated other comprehensive income - unrealized gain
      on marketable securities, net of deferred
      income taxes of $27,396 in 1999 and $45,935 in 1998                                       50,878            85,236
    Retained earnings                                                                          178,775           169,575
------------------------------------------------------------------------------------------------------------------------

                                                                                               241,975           266,548
------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 678,512         $ 439,522
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31                                                                   1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------
(in thousands)

Cash flows from operating activities
    Net income                                                                     $     18,093    $   21,057   $    24,729
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                    17,975        13,176        11,975
        Increase in noncurrent deferred income taxes                                      7,461           595         1,199
        Issuance of stock pursuant to vested stock rights
          and related tax benefit                                                           131           298           191
        Amortization of deferred compensation                                               421           436
        Net loss in equity investees                                                        689
        (Gain) loss on sale and disposition of property, plant and equipment            (12,440)          466
    Change in operating assets and liabilities
      Receivables                                                                        (3,111)          142           (14)
      Inventories                                                                            38         3,528        (1,338)
      Prepaid income taxes                                                               (1,276)
      Prepaid expenses                                                                    2,199           (71)          937
      Cash value of life insurance and retirement deposits                                 (738)         (848)         (690)
      Other assets                                                                       (6,005)         (168)          570
      Income taxes payable                                                                 (457)         (160)         (530)
      Trade accounts payable, accrued payroll and related
        benefits and other current liabilities                                            3,246          (614)       (1,285)
      Accrued retirement benefits                                                           730         1,239           135
      Other liabilities                                                                   1,060           270             5
    Amortization of television and radio broadcast rights                                14,606        11,822         9,396
    Payments for television and radio broadcast rights                                  (14,771)      (12,174)       (9,240)
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                     27,851        38,994        36,040
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Proceeds from sale of property, plant and equipment                                  17,120           609
    Investments in equity investees                                                      (1,375)      (10,648)       (3,755)
    Purchase assets of television and radio stations                                   (221,160)         (427)       (3,949)
    Purchase of 50% interest in Blackfoot flour mill                                    (19,000)
    Purchase of property, plant and equipment                                           (56,376)      (25,075)      (17,699)
---------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                       (280,791)      (35,541)      (25,403)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net (payments) borrowings under notes payable                                           596        (5,024)        9,004
    Borrowings under borrowing agreements                                               262,201        12,000           120
    Payments on borrowing agreements and mortgage loans                                  (1,358)       (4,218)      (10,117)
    Proceeds from exercise of stock options                                                  33            57            44
    Cash dividends paid                                                                  (8,891)       (8,637)       (8,467)
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                          252,581        (5,822)       (9,416)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments                            (359)       (2,369)        1,221
Cash and short-term cash investments, beginning of period                                 3,968         6,337         5,116
---------------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                $      3,609    $    3,968   $     6,337
---------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information is included in Notes 5, 7 and 8. See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31                                                                     1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------
(In thousands)

Net income                                                                            $  18,093      $ 21,057      $ 24,729

Other comprehensive income - unrealized gain (loss) on marketable securities, net of deferred income taxes of $(18,501) in 1999,
    $(6,042) in 1998 and $ 9,813 in 1997                                                (34,358)      (11,293)       18,225
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                  $ (16,265)     $  9,764      $ 42,954
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations And Accounting Policies

  The principal operations of Fisher Companies Inc. and subsidiaries (the Company) are television and radio broadcasting, flour milling and distribution of bakery supplies, and proprietary real estate development and management. The Company conducts its business primarily in Washington, Oregon, California, Georgia and Montana. A summary of significant accounting policies is as follows:

  Principles of consolidation  The consolidated financial statements include the
  ---------------------------
accounts of Fisher Companies Inc. and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

  Estimates  The preparation of financial statements in conformity with
  ---------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue recognition  Television and radio revenue is recognized when the
  -------------------
advertisement is broadcast. Sales of flour and food products are recognized when the product is shipped. Rentals from real estate leases are recognized over the term of the lease.

  Short-term cash investments  Short-term cash investments are comprised of
  ---------------------------
repurchase agreements collateralized by U.S. Government securities held by major banks. The recorded amount represents market value because of the short maturity of the investments. The Company considers short-term cash investments which have original maturities of 90 days or less to be cash equivalents.

  Inventories  Inventories of grain and the grain component of finished products
  -----------
are valued at cost. Grain forward and future contracts are entered into by the milling subsidiary to protect the Company from risks related to commitments to buy grain and sell flour. Gains and losses arising from grain hedging activity are a component of the cost of the related inventory. The market value of hedges is based on spot prices obtained from brokers. All other inventories and inventory components are valued at the lower of average cost or market.

  Television and radio broadcast rights  Costs of television and radio broadcast
  -------------------------------------
rights are charged to operations using accelerated or straight-line methods of amortization selected to match expense with anticipated revenue over the contract life. Asset costs and liabilities for television and radio broadcast rights are recorded without discount for any noninterest-bearing liabilities. Those costs and liabilities attributable to programs scheduled for broadcast after one year have been classified as noncurrent assets and liabilities in the accompanying financial statements.

  Marketable securities  Marketable securities consist of equity securities
  ---------------------
traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 1999 and 1998. As of December 31, 1999, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. Market value is based on closing per share sale prices. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders' equity.

  Investments in equity investees  Investments in equity investees represent
  -------------------------------
investments in 50% owned entities, and are accounted for using the equity method. The principal component consisted of the 50% investment in the Koch Fisher Mills LLC which became a wholly-owned subsidiary in 1999 (see Note 11).

  Intangible assets  Intangible assets represent the excess of purchase price of
  -----------------
certain broadcast and milling properties over the fair value of tangible net assets acquired (goodwill) and are amortized based on the straight-line method over the estimated useful life of 40 years. Accumulated amortization at December 31, 1999 and 1998 is $7,755,000 and $3,948,000, respectively.

  Property, plant and equipment  Replacements and improvements are capitalized
  -----------------------------
while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost. Gains or losses on dispositions of property, plant and equipment are included in income.

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

  For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements               30-55 years

          Machinery and equipment                  3-20 years

          Land improvements                        10-55 years

     Impairment of long-lived assets  The Company assesses the recoverability of
     -------------------------------
intangible and long-lived assets by reviewing the performance of the underlying operations, in particular the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation. No losses from impairment of value have been recorded in the financial statements.

     Income taxes  Deferred income taxes are provided for all significant
     ------------
temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

     Advertising  The Company expenses advertising costs at the time the
     -----------
advertising first takes place. Net advertising expense was $3,343,000, $3,588,000 and $2,191,000 in 1999, 1998 and 1997, respectively.

     Earnings per share  Net income per share represents net income divided by
     ------------------
the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding, including the potentially dilutive impact of the stock options and restricted stock rights issued under the Fisher Companies Incentive Plan of 1995. Common stock options and restricted stock rights are converted using the treasury stock method.

     A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:


Year Ended December 31                             1999       1998       1997
                                              ---------  ---------  ---------

Shares outstanding at beginning of period     8,542,384  8,535,432  8,530,344
Weighted average of shares issued                 6,070      5,239      3,846
                                              ---------  ---------  ---------
                                              8,548,454  8,540,671  8,534,190

Dilutive effect of:
    Restricted stock rights                      13,570     15,460     23,391
    Stock options                                12,731     18,785     19,250
                                              ---------  ---------  ---------

                                              8,574,755  8,574,916  8,576,831
                                              ---------  ---------  ---------


     Fair value of financial instruments  The carrying amount of cash and
     -----------------------------------
short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximate fair value.

     The fair value of notes payable and long-term debt approximates the recorded amount based on borrowing rates currently available to the Company.

     From time to time, the Company uses interest rate swap agreements to manage interest rate risk on floating rate debt. Each interest rate swap agreement is matched as a hedge against a specific debt instrument, and is generally entered into at the time the related floating rate debt is issued in order to convert the floating rate debt to fixed rates. Fair value of these instruments is based on estimated current settlement cost. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue.

     Recent accounting pronouncements  In June 1998, Statement of Financial
     --------------------------------
Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ending December 31, 2000. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements.

     Reclassifications  Certain prior year balances have been reclassified to
     -----------------
conform to the 1999 presentation.

NOTE 2

Receivables
     Receivables are summarized as follows (in thousands):


December 31                                              1999          1998
                                                  -----------   -----------

Trade accounts                                    $    59,553   $    45,424
Other                                                   1,482           413
                                                  -----------   -----------
                                                       61,035        45,837

Less-Allowance for doubtful accounts                    2,009         1,356
                                                  -----------   -----------
                                                  $    59,026   $    44,481
                                                  -----------   -----------

NOTE 3

Inventories
     Inventories are summarized as follows (in thousands):


December 31                                              1999          1998
                                                  -----------   -----------

Finished products                                 $     6,079   $     3,906
Raw materials                                           7,552         6,983
Spare parts and supplies                                  124           120
                                                  -----------   -----------
                                                  $    13,755   $    11,009
                                                  -----------   -----------

NOTE 4

Property, Plant And Equipment
     Property, plant and equipment are summarized as follows (in thousands):

December 31                                              1999          1998
                                                  -----------   -----------

Building and improvements                         $   137,725   $   126,575
Machinery and equipment                               127,940        95,532
Land and improvements                                  23,979        17,733
                                                  -----------   -----------
                                                      289,644       239,840

Less-Accumulated depreciation                         115,875       107,664
                                                  -----------   -----------
                                                      173,769       132,176

Construction in progress                               61,858        22,414
                                                  -----------   -----------
                                                  $   235,627   $   154,590
                                                  -----------   -----------

     The Company's real estate subsidiary receives rental income principally from the lease of warehouse, office and retail space, boat moorages and unimproved properties under gross and net leases which expire at various dates through 2008. These leases are accounted for as operating leases. The subsidiary generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases which were in effect at December 31, 1999 are (in thousands):


          Year                                               Rentals
                                                           ---------

          2000                                             $   9,704
          2001                                                 7,653
          2002                                                 6,587
          2003                                                 6,037
          2004                                                 3,029
          Thereafter                                           1,346
                                                           ---------
                                                           $  34,356
                                                           ---------


     Property held by the real estate subsidiary includes property leased to third parties and to other subsidiaries of the Company and property held for future development. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 1999 includes buildings, equipment and improvements of $94,077,000, land and improvements of $12,978,000 and accumulated depreciation of $32,042,000.

     Interest capitalized relating to construction of property, plant and equipment amounted to approximately $2,270,000 and $630,000 in 1999 and 1998, respectively. No interest was capitalized in 1997.

NOTE 5

Notes Payable And Long-Term Debt

     Notes payable  The Company maintains bank lines of credit which totaled
     -------------
$25,000,000 at December 31, 1999. The lines are unsecured and bear interest at rates no higher than the prime rate. $7,000,000 was outstanding under the lines at December 31, 1999.

     The notes payable to directors, stockholders and others comprise notes payable on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. Interest on such notes amounted to $281,000, $534,000 and $573,000 in 1999, 1998 and 1997,
respectively.

     Notes payable are summarized as follows (in thousands):


December 31                                                  1999        1998
                                                        ---------   ---------

Banks                                                   $   7,000   $   5,760
Directors, stockholders and others                          5,717       6,361
Current maturities of long-term debt                        9,905       1,358
                                                        ---------   ---------
                                                        $  22,622   $  13,479
                                                        ---------   ---------

Long-term debt
--------------

     Lines of credit  The Company maintains an unsecured reducing revolving line
     ---------------
of credit with a bank in the amount of $100,000,000 to finance construction of the Fisher Plaza project (see Note 12) and for general corporate purposes. During 1999 the line was for $75,000,000, and it increases to a maximum amount of $100,000,000 in 2001. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. The line matures in 2003 and may be extended for two additional years. At December 31, 1999 $49,000,000 was outstanding under the line at an interest rate of 8.72%.

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of eleven television stations (see Note
11) and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At December 31, 1999, $225,000,000 was outstanding under the senior credit facility at a blended interest rate of 8.5%.

     Mortgage loans  The real estate subsidiary maintains the following mortgage
     --------------
loans:

     Principal amount of $4,229,000 secured by an industrial park with a book value of $5,672,000 at December 31, 1999. The nonrecourse loan requires monthly payments including interest of $30,000. The loan matures in May 2006 and bears interest at 6.88%. The interest rate is subject to adjustment in May 2001 to the then-prevailing market rate for loans of a similar type and maturity; the real estate subsidiary may prepay all or part of the loan on that date.

     Principal amount of $9,769,000 secured by an industrial park with a book value of $11,358,000 at December 31, 1999 and principal amount of $12,688,000 secured by two office buildings with a book value of $17,205,000 at December 31, 1999. The loans mature in 2008, bear interest at 7.04% and require monthly payments of $78,000 and $101,000, respectively, including interest. These mortgage loans are nonrecourse. The interest rates are subject to adjustment in December 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates.

     Principal amount of $24,469,000 secured by an office building and parking structure with a book value of $30,876,000 at December 31, 1999. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

     Long-term debt is summarized as follows (in thousands):


December 31                                           1999          1998
                                                 ---------     ---------

Notes payable under bank lines of credit         $ 274,000     $  12,000
Mortgage loans payable                              51,155        52,498
Other                                                  302           117
                                                 ---------     ---------
                                                   325,457        64,615

Less-Current maturities                              9,905         1,358
                                                 ---------     ---------
                                                 $ 315,552     $  63,257
                                                 ---------     ---------

     Future maturities of notes payable and long-term debt are as follows (in thousands):

                                     Directors,                          Mortgage
                                   Stockholders       Bank Lines            Loans
                          Banks      and Others        of Credit        and Other            Total
                   ------------    ------------     ------------     ------------     ------------
2000               $      7,000    $      5,717     $      8,437     $      1,468           22,622
2001                                                      14,063            1,578           15,641
2002                                                      25,625            1,698           27,323
2003                                                      27,500            1,825           29,325
2004                                                      35,938            1,963           37,901
Thereafter                                               162,437           42,925          205,362
                   ------------    ------------     ------------     ------------     ------------
                   $      7,000    $      5,717     $    274,000     $     51,457     $    338,174
                   ------------    ------------     ------------     ------------     ------------

     Cash paid for interest (net of amounts capitalized) during 1999, 1998 and 1997 was $13,324,000, $4,408,000 and $5,512,000, respectively.

     In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At December 31, 1999, the fair value of the swap agreement was $680,000. No carrying amount was recorded.

NOTE 6

Television And Radio Broadcast Rights

     Television and radio broadcast rights acquired under contractual arrangements were $14,852,000 and $12,981,000 in 1999 and 1998, respectively.

     At December 31, 1999, the broadcasting subsidiary had executed license agreements amounting to $45,150,000 for future rights to television and radio programs. As these programs will not be available for broadcast until after December 31, 1999, they have been excluded from the financial statements.

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

     The Fisher Companies Incentive Plan of 1995 (the Plan) provides that up to 560,000 shares of the Company's common stock may be issued or sold to eligible key management employees pursuant to options and rights through 2002.

     Stock options  The Plan provides that eligible key management employees may
     -------------
be granted options to purchase the Company's common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant.

     Restricted stock rights  The Plan also provides that eligible key
     -----------------------
management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company's common stock. The rights generally vest over five years and expire upon termination of employment. Compensation expense of $421,000, $436,000 and $357,000 related to the rights was recorded during 1999, 1998 and 1997, respectively.

     A summary of stock options and restricted stock rights is as follows:

                                                                                                    Restricted
                                                                    Stock Options                 Stock Rights
                                                                                    Weighted
                                                                    Number  Average Exercise            Number
                                                                 of Shares   Price Per Share         of Shares
                                                          ----------------  ----------------  ----------------
Balance, December 31, 1996                                          42,000   $         37.25            19,400
Shares granted                                                      69,770             57.50            10,080
Options exercised                                                   (1,180)            37.25
Stock rights vested                                                                                     (3,988)
Shares forfeited                                                    (1,810)            57.50            (1,290)
                                                          ----------------  ----------------  ----------------
Balance, December 31, 1997                                         108,780             49.90            24,202
Shares granted                                                      67,250             65.50             5,990
Options exercised                                                   (1,402)            40.46
Stock rights vested                                                                                     (5,778)
Shares forfeited                                                    (1,550)            61.37              (716)
                                                          ----------------  ----------------  ----------------
Balance, December 31, 1998                                         173,078             55.94            23,698
Shares granted                                                      63,900             63.00             3,520
Options exercised                                                     (900)            37.25
Stock rights vested                                                                                     (7,657)
Shares forfeited                                                      (685)            61.24               (88)
                                                          ----------------  ----------------  ----------------
Balance, December 31, 1999                                         235,393   $         57.91            19,473
                                                          ----------------  ----------------  ----------------


     The weighted average remaining contractual life of options outstanding at December 31, 1999 is 7.5 years. At December 31, 1999 and 1998, options for 71,966 and 28,935 shares are exercisable at a weighted average exercise price of $52.93 and $47.08 per share, respectively.

     The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. If the provisions of FAS 123 were applied to the Company's stock options, net income, net income per share and net income per share assuming dilution would have been reduced by approximately $500,000, $443,000 and $277,000, or $0.06, $0.05 and $0.03 per share during 1999, 1998 and 1997, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 1.70%, 1.89% and 2.05%, volatility of 14.96%, 17.38% and 15.16%, risk-free interest rate of 5.13%, 5.61% and 6.38%, assumed forfeiture rate of 0%, and an expected life of five years in all three years. Under FAS 123, the weighted average fair value of stock options granted during 1999, 1998 and 1997, respectively, was $12.45, $14.40 and $12.36.

     Cash dividends were paid at the rate of $1.04, $1.00 and $.98 per share in 1999, 1998 and 1997, respectively. On December 1, 1999 the Board of Directors declared a dividend in the amount of $.26 per share payable March 3, 2000 to stockholders of record on February 18, 2000.

NOTE 8

Income Taxes

     Income taxes have been provided as follows (in thousands):



Year Ended December 31                                 1999      1998      1997
                                                  --------- --------- ---------

Payable currently                                 $   3,167 $  10,968 $  12,052
Current and noncurrent deferred income taxes          6,363        79     1,031
                                                  --------- --------- ---------
                                                  $   9,530 $  11,047 $  13,083
                                                  --------- --------- ---------

     Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes is as follows (in thousands):


Year Ended December 31                                 1999      1998      1997
                                                  --------- --------- ---------

Normal provision computed at 35% of pretax income $   9,668 $  11,236 $  13,234
Dividends received credit                            (1,086)   (1,013)     (925)
State taxes, net of federal tax benefit                 688       715       654
Other                                                   260       109       120
                                                  --------- --------- ---------
                                                  $   9,530 $  11,047 $  13,083
                                                  --------- --------- ---------


     Deferred tax assets (liabilities) are summarized as follows (in thousands):


December 31                                                  1999          1998
                                                        ---------     ---------

Current:
  Accrued employee benefits                             $     594     $    (528)
  Allowance for doubtful accounts                             595           490
  Accrued property tax                                       (423)         (349)
  Other                                                       302           349
                                                        ---------     ---------
                                                        $   1,068     $     (38)
                                                        ---------     ---------

Noncurrent:
  Unrealized gain on marketable securities              $ (27,396)    $ (45,935)
  Property, plant and equipment                           (19,922)      (12,350)
  Accrued employee benefits                                 3,310         3,237
                                                        ---------     ---------
                                                        $ (44,008)    $ (55,048)
                                                        ---------     ---------


     The current deferred tax asset is reflected in prepaid expenses.

     Cash paid for income taxes during 1999, 1998 and 1997 was $4,869,000, $11,011,000 and $12,457,000, respectively.

NOTE 9

Retirement Benefits

     The Company has qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits are based on years of service and, in one of the pension plans, on the employees' compensation at retirement. The Company accrues annually the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs are funded in accordance with provisions of the Internal Revenue Code.

     Changes in the projected benefit obligation and the fair value of assets for the Company's pension plans are as follows (in thousands):

December 31                                                                                 1999              1998
                                                                                  --------------    --------------
Projected benefit obligation - beginning of year                                  $       32,081    $       27,973
Service cost                                                                               1,536             1,345
Interest cost                                                                              2,106             2,032
Liability experience                                                                      (4,926)            2,640
Benefit payments                                                                          (3,857)           (1,909)
                                                                                  --------------    --------------
Projected benefit obligation - end of year                                        $       26,940    $       32,081
                                                                                  --------------    --------------

Fair value of plan assets - beginning of year                                     $       28,816    $       30,258
Actual return on plan assets                                                               3,237               601
Benefits paid                                                                             (3,857)           (1,909)
Plan expenses                                                                               (111)             (134)
                                                                                  --------------    --------------
Fair value of plan assets - end of year                                           $       28,085    $       28,816
                                                                                  --------------    --------------


     The composition of the prepaid pension cost and the funded status are as follows (in thousands):

December 31                                                                                 1999              1998
                                                                                  --------------    --------------
Projected benefit obligation                                                      $       26,940    $       32,081
Fair value of plan assets                                                                 28,086            28,816
                                                                                  --------------    --------------
Funded status                                                                              1,146            (3,265)
Unrecognized prior service cost                                                              210               269
Unrecognized net (gain) loss                                                              (1,268)            4,624
                                                                                  --------------    --------------
Prepaid pension cost                                                              $           88    $        1,628
                                                                                  --------------    --------------

     The net periodic pension cost for the Company's qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31                                                          1999             1998             1997
                                                                      --------------   --------------   --------------
Service cost                                                          $        1,590   $        1,345   $        1,334
Interest cost                                                                  2,106            2,032            1,882
Expected return on assets                                                     (2,459)          (2,483)          (2,202)
Amortization of transition asset                                                                  (56)             (67)
Amortization of prior service cost                                                58               50              375
Amortization of loss                                                             245                                18
                                                                      --------------   --------------   --------------
Net periodic pension cost                                             $        1,540   $          888   $        1,340
                                                                      --------------   --------------   --------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1999 and 1998 was 7.75% and 6.75%, respectively; the rate of increase in future compensation was 4.5%. The expected long-term rate of return on assets ranged from 8.5% to 9.25% in both years.

     The Company has a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash value of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement and the cost of the program is accrued over the participants' remaining years of service.

     Changes in the projected benefit obligation and accrued pension cost of the Company's supplemental retirement program are as follows (in thousands):

December 31                                                                                 1999             1998
                                                                                  --------------   --------------
Projected benefit obligation - beginning of year                                  $       12,100   $       11,372
Service cost                                                                                 439              443
Interest cost                                                                                702              649
Assumption changes                                                                                            330
Benefit payments                                                                            (782)            (694)
                                                                                  --------------   --------------
Projected benefit obligation - end of year                                                12,459           12,100
Appreciation of policy value                                                                 516              301
Unrecognized net loss                                                                     (1,165)          (1,171)
                                                                                  --------------   --------------
Accrued pension cost                                                              $       11,810   $       11,230
                                                                                  --------------   --------------

     The net periodic pension cost for the Company's supplemental retirement program is as follows (in thousands):

Year Ended December 31                                                     1999             1998             1997
                                                                 --------------   --------------   --------------
Service cost                                                     $          439   $          443   $          344
Interest cost                                                               702              649              618
Amortization of transition asset                                             (1)              (1)              (1)
Amortization of loss                                                         78               47               26
                                                                 --------------   --------------   --------------
Net periodic pension cost                                        $        1,218   $        1,138   $          987
                                                                 --------------   --------------   --------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1999 and 1998 was 7.75% and 6.75%; the rate of increase in future compensation was 4.5%.

     The Company has two defined contribution retirement plans which are qualified under Section 401(k) of the Internal Revenue Code. The two plans were merged effective January 1, 2000. All U.S. employees who are age 21 or older and have completed one year of service are eligible to participate. The Company matches employee contributions up to a maximum of 3% of gross pay. Employer contributions to the plans were $1,283,000, $1,036,000, and $876,000 in 1999,
1998 and 1997, respectively.

     Health care and life insurance benefits are provided to all retired non-broadcasting employees. The net periodic postretirement benefit cost was $128,000, $109,000 and $64,000 in 1999, 1998 and 1997, respectively. The accrued postretirement benefit cost at December 31, 1999 and 1998 was $1,602,000 and $1,859,000, respectively.

     The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation at December 31, 1999 and 1998 was 7.75% and 6.75%, respectively. A one percent increase in the health care cost trend rate would not have had a significant effect on plan costs or the accumulated benefit obligation in 1999 and 1998. Plan costs are generally based on a defined maximum employer contribution which is not directly subject to health care cost trend rates.

NOTE 10

Segment Information

     The operations of the Company are organized into three principal business segments, broadcasting, milling and real estate. Operating results and other financial data for each segment are as follows (in thousands):

                                                                                            Corporate,
                                                                                          Eliminations
                                    Broadcasting           Milling       Real Estate           & Other     Consolidated
                                ----------------  ----------------  ----------------  ----------------  ---------------
Sales and other revenue
1999                                 $   152,223        $  114,942         $  24,572          $  4,761       $  296,498
1998                                     127,637           108,056            12,265             4,224          252,182
1997                                     120,792           123,941            11,446             3,855          260,034

Income from operations
1999                                 $    34,862        $   (6,121)        $  16,028          $ (3,275)      $   41,494
1998                                      33,937            (1,440)            4,117               (59)          36,555
1997                                      36,754             2,431             3,231               863           43,279

Interest expense
1999                                 $        18                           $   3,807          $ 10,046       $   13,871
1998                                          20                               4,053               378            4,451
1997                                                                           4,156             1,311            5,467

Identifiable assets
1999                                 $   405,415        $   87,475         $  92,256          $ 93,366       $  678,512
1998                                     148,046            66,097            86,766           138,613          439,522
1997                                     135,896            60,007            88,770           154,080          438,753

Capital expenditures
1999                                 $    41,584        $    4,887         $   9,735          $    170       $   56,376
1998                                      20,091             1,948             2,961                75           25,075
1997                                       8,978             2,933             5,729                59           17,699

Depreciation and amortization
1999                                 $    10,352        $    3,191         $   4,348          $     84       $   17,975
1998                                       6,304             2,353             4,455                64           13,176
1997                                       5,325             2,239             4,355                56           11,975


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

     No geographic areas outside the United States were material relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $540,000 in 1999, $723,000 in 1998 and $6,100,000 in 1997.

NOTE 11

Acquisitions

     In January 1997, assignment of Federal Communications Commission (FCC) licenses for two radio broadcasting stations in Missoula, Montana was completed, and the broadcasting subsidiary acquired the assets, including real estate, of those stations for $3.9 million. In November 1997, upon assignment of FCC licenses, the broadcasting subsidiary acquired the assets of a radio broadcasting station in Wenatchee, Washington for $335,000 plus certain additional costs in 1998.

     On July 1, 1999, the Company and its broadcasting subsidiary completed the acquisition of ten network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties are in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration was $216.7 million, which included $7.6 million of working capital. Funding for the transaction was from an eight-year senior credit facility in the amount of $230 million.

     Also on July 1, 1999, the Company and its milling subsidiary purchased from Koch Agriculture Company its 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary and operating results are fully consolidated in the milling segment.

     The above transactions are accounted for under the purchase method. Accordingly, the Company has recorded identifiable assets and liabilities of the acquired properties at their fair market value. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill. The results of operations of the acquired properties are included in the financial statements from the date of acquisition. Unaudited pro forma results as if the acquired properties had been included in the financial results during the year of acquisition and the year prior to acquisition are as follows:

Year Ended December 31                                                                 1999               1998
                                                                                 ----------         -----------
(in thousands, except per share amounts.  All amounts are unaudited)
Sales and other revenue
     Broadcasting                                                                $  175,398         $   172,668
     Milling                                                                        122,755             117,442
     Real Estate                                                                     24,572              12,265
     Corporate and other                                                              4,745               4,567
                                                                                 ----------         -----------
                                                                                 $  327,470         $   306,942
                                                                                 ----------         -----------

                                                                                 $   12,329         $    11,513
Net income

Income per share                                                                 $     1.44         $      1.35

Income per share assuming dilution                                               $     1.44         $      1.34

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from combined operations.

NOTE 12

Commitments

     In May 1998 the Company began redevelopment of the site on which KOMO Television is currently located. The project, known as Fisher Plaza, encompasses several elements including a new building and associated underground parking facilities that will serve the needs of KOMO Television and Fisher Broadcasting Inc. Estimated cost of the new building and parking facility is $79,000,000. Completion is anticipated in Spring 2000. In addition, the real estate subsidiary intends to undertake pre-development activities for additional development of the Fisher Plaza site at an estimated cost of $2,000,000. Costs incurred at December 31, 1999 totaled $42,100,000.

NOTE 13

Interim Financial Information (Unaudited)

     Data may not add due to rounding (in thousands except per share amounts).

                                                                 First         Second           Third       Fourth
                                                               Quarter        Quarter         Quarter      Quarter          Annual
                                                              --------       --------        --------     --------       ---------
Sales and other revenue
1999                                                          $ 59,398       $ 73,681        $ 76,045     $ 87,374       $ 296,498
1998                                                            58,237         63,903          60,350       69,692         252,182
1997                                                            60,510         67,397          63,788       68,339         260,034
Income from operations
1999                                                          $  3,842       $ 17,741        $  5,748     $ 14,163       $  41,494
1998                                                             6,267         11,334           7,599       11,355          36,555
1997                                                             7,160         12,214           9,542       14,363          43,279
Net income
1999                                                          $  1,990       $ 10,840        $   (106)    $  5,369       $  18,093
1998                                                             3,375          6,557           4,092        7,033          21,057
1997                                                             3,881          7,035           5,399        8,414          24,729
Net income per share
1999                                                          $   0.23       $   1.27        $  (0.01)    $   0.63       $    2.12
1998                                                              0.40           0.77            0.48         0.82            2.47
1997                                                              0.45           0.82            0.63         0.99            2.90
Net income per share assuming dilution
1999                                                          $   0.23       $   1.26        $  (0.01)    $   0.63       $    2.11
1998                                                              0.39           0.76            0.48         0.82            2.46
1997                                                              0.45           0.82            0.63         0.98            2.88
Dividends paid per share
1999                                                          $  0.260       $  0.260        $  0.260     $  0.260       $    1.04
1998                                                             0.250          0.250           0.250        0.250            1.00
1997                                                             0.245          0.245           0.245        0.245            0.98
Common stock closing market prices ( see Note 7)
1999
    High                                                      $  67.50       $  64.00        $  63.50     $  62.50       $   67.50
    Low                                                          56.50          56.50           58.50        56.50           56.50
1998
    High                                                      $  66.00       $  75.75        $  73.75     $  69.50       $   75.75
    Low                                                          59.00          64.00           64.00        57.00           57.00

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Fisher Companies Inc.

Our audits of the consolidated financial statements referred to in our report dated February 29, 2000 appearing in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule III of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

February 29, 2000

                                                                    Schedule III
                     FISHER COMPANIES INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                                         Cost capitalized
                                    Initial cost to        Subsequent to     Gross amount at which carried   Accumu-
                                        Company             Acquisition           at December 31, 1999        lated
                                  -------------------   -------------------  ------------------------------  depre-    Date of
                                            Buildings                          Land     Buildings            ciation   comple-
                                               and                Carrying      and        and                 and     tion of
                         Encum-              Improve-   Improve-    costs    Improve-   Improve-             amorti-  construc-
Description              brances    Land      ments      ments    (note 2)     ments      ments     Total    zation      tion
--------------------     -------  --------  ---------   -------  ----------  --------- ----------- --------  -------  ---------
                                                                 (in thousands)
MARINA
Marina Mart Moorings                                                                                                      Various
Seattle, WA                    -  (note 4)   (note 4)   $  3,232             $   107   $ 3,125     $  3,232  $ 1,246      to 1987

OFFICE
West Lake Union Center
Seattle, WA              $24,469  $   266   $ 36,253       2,961               1,372    38,108       39,480    8,604       1994


Fisher Business Center
Lynnwood, WA              12,688    2,230     17,850       6,407               3,155    23,332       26,487    9,282       1986


Marina Mart                                                                                                               Renovated
Seattle, WA                    -  (note 4)   (note 4)      3,540                 122     3,418        3,540      863        1993

Latitude 47 Restaurant                                                                                                    Renovated
Seattle, WA                    -  (note 4)   (note 4)      2,296             (note 5)    2,296        2,296      984        1987

1530 Building                                                                                                             Renovated
Seattle, WA                    -  (note 4)   (note 4)      2,212             (note 5)    2,212        2,212      987        1985

INDUSTRIAL
Fisher Industrial Park                                                                                                     1982 and
Kent, WA                   9,769    2,019      4,739      11,141               4,461    13,438       17,899    6,541         1992

Fisher Commerce Center
Kent, WA                   4,229    1,804      4,294       2,060               2,132     6,026        8,158    2,486      Purchased


Pacific North Equipment
Kent, WA                            1,582      1,344           -               1,582     1,344        2,926      616      Purchased


MISCELLANEOUS
INVESTMENTS,
less than 5% of total          -      154          -         671                  47       778          825      433       various
                         -------   ------    -------     -------             -------   -------     --------  -------
                         $51,155   $8,055    $64,480     $34,520             $12,978   $94,077     $107,055  $32,042
                         =======   ======    =======     =======             =======   =======     ========  =======

                                             Life on
                                              which
                                             depre-
                                             ciation
                                            in latest
                                             income
                                Date         state-
                              acquired       ment is
Description                   (Note 3)      computed
----------------              --------      --------
MARINA
Marina Mart Moorings
Seattle, WA                    1939         (note 9)

OFFICE
West Lake Union Center
Seattle, WA                                 (note 9)

Fisher Business Center
Lynnwood, WA                   1980         (note 9)


Marina Mart
Seattle, WA                                 (note 9)

Latitude 47 Restaurant
Seattle, WA                                 (note 9)


1530 Building
Seattle, WA                                 (note 9)

INDUSTRIAL
Fisher Industrial Park
Kent, WA                       1980         (note 9)


Fisher Commerce Center
Kent, WA                       1989         (note 9)


Pacific North Equipment
Kent, WA                       1997         (note 9)


MISCELLANEOUS
INVESTMENTS,
less than 5% of total        various        (note 9)

                                                                     (Continued)

                    FISHER COMPANIES INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

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

(4) Initial cost is not readily available as property has been renovated or redeveloped. Initial cost is included in subsequent improvements.

(5)  Undivided land portion of Marina.

(6) The changes in total cost of properties for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                         1999       1998       1997
                                                         ----       ----       ----
Balance at beginning of year                           $113,091   $112,253   $107,874
 Cost of improvements                                     2,239        993      5,191
 Cost of properties sold                                 (8,090)
 Cost of improvements retired                              (185)      (155)      (812)
                                                       --------   --------   --------
Balance at end of year                                 $107,055   $113,091   $112,253
                                                       ========   ========   ========

(7) The changes in accumulated depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                          1999      1998      1997
                                                          ----      ----      ----
Balance at beginning of year                            $32,995   $29,076   $25,740
 Depreciation and amortization charged to operations      3,970     4,055     4,056
 Retirements and other                                   (4,923)     (136)     (720)
                                                        -------   -------   -------
Balance at end of year                                  $32,042   $32,995   $29,076
                                                        =======   =======   =======

(8) The aggregate cost of properties for Federal income tax purposes is approximately $110,433,000 at December 31, 1999.

(9) Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                             FISHER COMPANIES INC.
                                    --------------------------------------
                                                 (Registrant)

                                    By:  /s/ Donald G. Graham, Jr.
                                         -------------------------
                                         Donald G. Graham, Jr.
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures                                     Title                                 Date
----------                                     -----                                 ----
Principal Executive Officer:

/s/ William W. Krippaehne, Jr.                 President, Chief Executive       March 30, 2000
--------------------------------------         Officer, and Director
William W. Krippaehne, Jr.

Principal Operating Officer

/s/ Warren J. Spector                          Executive Vice President         March 30, 2000
--------------------------------------         and Chief Operating Officer
Warren J. Spector

Chief Financial and Accounting Officer:

/s/ David D. Hillard                           Senior Vice President and        March 30, 2000
--------------------------------------         Chief Financial Officer,
David D. Hillard                               and Secretary


A Majority of the Board of Directors:


/s/ James W. Cannon *                          Director                         March 30, 2000
--------------------------------------
James W. Cannon


/s/ George D. Fisher *                         Director                         March 30, 2000
--------------------------------------
George D. Fisher


/s/ Phelps K. Fisher *                         Director                         March 30, 2000
--------------------------------------
Phelps K. Fisher


/s/ William O. Fisher *                        Director                         March 30, 2000
--------------------------------------
William O. Fisher


/s/ Carol H. Fratt *                           Director                         March 30, 2000
--------------------------------------
Carol H. Fratt

Signatures                                     Title                                 Date
----------                                     -----                                 ----
/s/ Donald G. Graham, III *                    Director                         March 30, 2000
--------------------------------------
Donald G. Graham, III


/s/ Robin J. Campbell Knepper *                Director                         March 30, 2000
--------------------------------------
Robin J. Campbell Knepper


/s/ John D. Mangels *                          Director                         March 30, 2000
--------------------------------------
John D. Mangels


/s/ Jean F. McTavish *                         Director                         March 30, 2000
--------------------------------------
Jean F. McTavish


/s/ Jacklyn F. Meurk *                         Director                         March 30, 2000
--------------------------------------
Jacklyn F. Meurk


/s/ George F. Warren, Jr. *                    Director                         March 30, 2000
--------------------------------------
George F. Warren, Jr.


/s/ William W. Warren, Jr. *                   Director                         March 30, 2000
--------------------------------------
William W. Warren, Jr.

* By: /s/ William W. Krippaehne, Jr.
-------------------------------------
William W. Krippaehne, Jr.,
---------------------------
Attorney-in-fact
----------------

                                 EXHIBIT INDEX
                                 -------------

               Exhibit No.                                         Description
               -----------                                         -----------
                 2.1*                    Asset Purchase and Sale Agreement Among Fisher Companies Inc., and
                                         Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises,
                                         Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise,
                                         L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of
                                         Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw
                                         Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus,
                                         L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers
                                         dated November 18, 1998, as amended November 30, 1998 and December 7,
                                         1998 (filed as Exhibit 10.8 to the Company's Annual Report on Form
                                         10-K for the fiscal year ended December 31, 1998 (File No. 000-22439).

                 2.2*                    Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June
                                         30, 1999 (filed as Exhibit 2.2 of the Company's Current Report on Form
                                         8-K dated July 1, 1999 (File No. 000-22439).

                 2.3*                    Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July
                                         1, 1999 (filed as Exhibit 2.3 of the Company's Current Report on Form
                                         8-K dated July 1, 1999 (File No. 000-22439).

                 3.1*                    Articles of Incorporation (filed as Exhibit 3.1 of the Company's
                                         Registration Statement on Form 10 (File No. 000-22439).

                 3.2*                    Articles of Amendment to the Amended and Restated Articles of
                                         Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the
                                         Company's Annual Report on Form 10-K for the fiscal year ended
                                         December 31, 1997 (File No. 000-22439).

                 3.3*                    Bylaws (filed as Exhibit 3.3 of the Company's Registration Statement on Form 10 (File No. 000-22439).

                10.1*                    Primary Television Affiliation Agreement between Fisher Broadcasting
                                         Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company's Registration
                                         Statement on Form 10 (File No. 000-22439).

                10.2                     Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies,
                                         Inc., dated June 30, 1999, regarding KOMO TV.

                10.3*                    Primary Television Affiliation Agreement between Fisher Broadcasting
                                         Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company's Registration
                                         Statement on Form 10 (File No. 000-22439).

                10.4                     Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies,
                                         Inc., dated June 30, 1999, regarding KATU TV.

                10.5                     Amended and Restated Fisher Companies Incentive Plan of 1995.

                10.6*                    Fisher Companies Inc. Supplemental Pension Plan, dated February 29,
                                         1996 (filed as Exhibit 10.4 of the Company's Registration Statement on
                                         Form 10 (File No. 000-22439).

                10.7*                    Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7,
                                         1996 (filed as Exhibit 10.5 of the Company's Registration Statement on
                                         Form 10 (File No. 000-22439).

                10.8*                    Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996
                                         (filed as Exhibit 10.6 of the Company's Registration Statement on Form
                                         10 (File No. 000-22439).

                10.9*                    Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996
                                         (filed as Exhibit 10.7 of the Company's Registration Statement on Form
                                         10 (File No. 000-22439).

                10.10*                   Credit Agreement among Fisher Companies Inc. and Bank of America
                                         National Trust and Savings Association, doing business as Seafirst
                                         Bank as Agent, and Bank of America National Trust and Savings
                                         Association, doing business as Seafirst Bank and U. S. Bank National
                                         Association as Banks dated May 26, 1998 (filed as Exhibit 10.9 to the
                                         Company's Annual Report on Form 10-K for the fiscal year ended
                                         December 31, 1998 (File No. 000-22439).

                10.11                    First amendment to Credit Agreement among Fisher Companies Inc. and
                                         Bank of America National Trust and Savings Association, doing business as Seafirst Bank as Agent, and Bank of America National Trust and
                                         Savings Association, doing business as Seafirst Bank and U. S. Bank
                                         National Association as Banks dated May 26, 1998

                10.12                    Second amendment to Credit Agreement among Fisher Companies Inc. and
                                         Bank of America National Trust and Savings Association, doing business as Seafirst Bank as Agent, and Bank of America National Trust and
                                         Savings Association, doing business as Seafirst Bank and U. S. Bank
                                         National Association as Banks dated May 26, 1998

                10.13*                   Membership Purchase Agreement between Koch Agriculture Company, Fisher
                                         Mills Inc. and Fisher Companies Inc. (filed as Exhibit 10.1 to the
                                         Company's Quarterly Report for the period ended September 30, 1999
                                         (File No. 000-2439).

                10.14*                   Credit Agreement dated as of June 24, 1999 among Fisher Companies Inc.
                                         and financial institutions named therein (filed as Exhibit 10.2 to the
                                         Company's Quarterly Report for the period ended September 30, 1999
                                         (File No. 000-2439).

                10.15*                   First Amendment to Credit Agreement dated as of June 24, 1999 among
                                         Fisher Companies Inc. and financial institutions named therein (filed as Exhibit 10.3 to the Company's Quarterly Report for the period ended
                                         September 30, 1999 (File No. 000-2439).

                10.16                    Second Amendment to Credit Agreement dated as of June 24, 1999 among
                                         Fisher Companies Inc. and financial institutions named therein

                10.17                    Form of Affiliation Agreement between CBS Television Network and
                                         Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV,
                                         KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV.

                10.18                    Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors.

                22.1                     Subsidiaries of the Registrant.

                23.1                     Consent of PricewaterhouseCoopers LLP.

                24.1                     Form of Power of Attorney authorizing certain officers to execute Form
                                         10-K for the year ended December 31, 1999 and any and all amendments thereto, signed by James W. Cannon, George D. Fisher, Phelps K.
                                         Fisher, William O. Fisher, Carol H. Fratt, Donald G. Graham, III,
                                         Robin J. Campbell Knepper, John D. Mangels, Jean F. McTavish, Jacklyn
                                         F. Meurk, George F. Warren, Jr., and William W. Warren, Jr.

                27.1                     Financial Data Schedule fiscal year end 1999.

*  Incorporated by reference.