Form 10-Q
period 2000-03-31
FISHER COMPANIES INC
filed 2000-05-15
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000
[_]       Transition Report Under Section 13 or 15(d) of the Exchange Act


          For the transition period from _______________ to __________________


                        Commission File Number 0-22439


                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


                  WASHINGTON                                    91-0222175
       -------------------------------------            ------------------------
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

                        Yes    X          No ________
                            -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $1.25 par value, outstanding as of March 31, 2000:
8,551,195

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three months ended March 31, 2000 and 1999.

2.   Consolidated Balance Sheet:
     March 31, 2000 and December 31, 1999.

3.   Consolidated Statement of Cash Flows:
     Three months ended March 31, 2000 and 1999.

4.   Consolidated Statement of Comprehensive Income:
     Three months ended March 31, 2000 and 1999.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

Three Months Ended March 31                                                           2000          1999
---------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Sales and other revenue
    Broadcasting                                                                  $ 44,833      $ 28,122
    Milling                                                                         27,193        26,999
    Real estate                                                                      3,147         3,179
    Corporate and other, primarily dividend income                                   1,168         1,098
---------------------------------------------------------------------------------------------------------

                                                                                    76,341        59,398
---------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of products and services sold                                              44,588        39,720
    Selling expenses                                                                 6,486         4,964
    General, administrative and other expenses                                      15,975        10,872
---------------------------------------------------------------------------------------------------------

                                                                                    67,049        55,556
---------------------------------------------------------------------------------------------------------
Income from operations
    Broadcasting                                                                     9,862         3,790
    Milling                                                                         (1,341)         (590)
    Real estate                                                                      1,128         1,033
    Corporate and other                                                               (357)         (391)
---------------------------------------------------------------------------------------------------------

                                                                                     9,292         3,842
Interest expense                                                                     5,945         1,049
---------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                             3,347         2,793
Provision for federal and state income taxes                                         1,149           803
---------------------------------------------------------------------------------------------------------
Net income                                                                        $  2,198      $  1,990
---------------------------------------------------------------------------------------------------------

Net income per share                                                              $   0.26      $   0.23

Net income per share assuming dilution                                            $   0.26      $   0.23

Weighted average shares outstanding                                                  8,551         8,542

Weighted average shares outstanding assuming dilution                                8,574         8,573

Dividends declared per share                                                      $   0.26      $   0.26

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                       March 31         December 31
                                                                                           2000                1999
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                                  (Unaudited)
ASSETS
Current Assets
    Cash and short-term cash investments                                            $     3,515         $     3,609
    Receivables                                                                          49,327              59,026
    Inventories                                                                          11,390              13,755
    Prepaid income taxes                                                                  1,338               1,276
    Prepaid expenses                                                                      6,304               5,948
    Television and radio broadcast rights                                                 6,722              10,456
----------------------------------------------------------------------------------------------------------------------
        Total current assets                                                             78,596              94,070
----------------------------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                                   83,527              79,442
----------------------------------------------------------------------------------------------------------------------
Other Assets
    Cash value of life insurance and retirement deposits                                 11,869              11,637
    Television and radio broadcast rights                                                 1,016               1,076
    Intangible assets, net of amortization                                              243,124             244,367
    Investments in equity investees                                                       3,009               3,003
    Other                                                                                 8,846               9,290
----------------------------------------------------------------------------------------------------------------------
                                                                                        267,864             269,373
----------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                                      248,586             235,627
----------------------------------------------------------------------------------------------------------------------
                                                                                    $   678,573         $   678,512
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes payable                                                                   $    29,808         $    22,622
    Trade accounts payable                                                               10,910              13,040
    Accrued payroll and related benefits                                                  8,601               9,483
    Television and radio broadcast rights payable                                         7,001              10,205
    Dividends payable                                                                     2,223               2,223
    Other current liabilities                                                             2,959               2,538
----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                        61,502              60,111
----------------------------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                               308,346             315,552
----------------------------------------------------------------------------------------------------------------------
Other Liabilities
    Accrued retirement benefits                                                          14,257              14,028
    Deferred income taxes                                                                46,359              44,008
    Television and radio broadcast rights payable, long-term portion                        570                 795
    Other liabilities                                                                     2,834               2,043
----------------------------------------------------------------------------------------------------------------------
                                                                                         64,020              60,874
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, shares authorized 12,000,000, $1.25 par value; issued
      8,551,195 in 2000 and 8,550,690 in 1999                                            10,689              10,688
    Capital in excess of par                                                              2,226               2,168
    Deferred compensation                                                                  (492)               (534)
    Accumulated other comprehensive income - unrealized gain on marketable securities, net of deferred income taxes of $28,826 in 2000 and $27,396 in
      1999                                                                               53,533              50,878
    Retained earnings                                                                   178,749             178,775
----------------------------------------------------------------------------------------------------------------------
                                                                                        244,705             241,975
----------------------------------------------------------------------------------------------------------------------
                                                                                    $   678,573         $   678,512
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31                                                                          2000            1999
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
    Net income                                                                                  $   2,198        $  1,990
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                               5,532           3,389
        Increase in noncurrent deferred income taxes                                                  921              94
        Tax benefit from exercise of stock options                                                      4
        Amortization of deferred compensation                                                          78              91
        Net (gain) loss in equity investees                                                            (6)            385
        Gain on sale and disposition of property, plant and equipment                                 (47)
    Change in operating assets and liabilities
      Receivables                                                                                  10,218           5,861
      Inventories                                                                                   2,510           1,475
      Prepaid income taxes                                                                            (62)
      Prepaid expenses                                                                               (363)            665
      Cash value of life insurance and retirement deposits                                           (232)           (252)
      Other assets                                                                                    444            (589)
      Income taxes payable                                                                                            348
      Trade accounts payable, accrued payroll and related
        benefits and other current liabilities                                                     (3,280)         (2,626)
      Accrued retirement benefits                                                                     229            (318)
      Other liabilities                                                                               791              99
    Amortization of television and radio broadcast rights                                           4,079           3,347
    Payments for television and radio broadcast rights                                             (3,714)         (2,880)
----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                               19,300          11,079
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Proceeds from sale of property, plant and equipment                                               302
    Investments in equity investees                                                                                (1,182)
    Purchase of property, plant and equipment                                                     (17,471)         (5,599)
----------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                  (17,169)         (6,781)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net borrowings (payments) under notes payable                                                   4,345          (4,750)
    Borrowings under borrowing agreements                                                                           3,000
    Payments on borrowing agreements and mortgage loans                                            (4,365)           (339)
    Proceeds from exercise of stock options                                                            19
    Cash dividends paid                                                                            (2,224)         (2,251)
----------------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                                   (2,225)         (4,340)
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term cash investments                                                  (94)            (42)
Cash and short-term cash investments, beginning of period                                           3,609           3,968
----------------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                             $   3,515        $  3,926
----------------------------------------------------------------------------------------------------------------------------

Certain 1999 balances have been reclassified to conform to 2000 classifications. See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

Three Months Ended March 31                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------------------

(In thousands)
Net income                                                                                      $  2,198         $  1,990
Other comprehensive income - unrealized gain (loss) on marketable securities, net of deferred income taxes of $1,430 in 2000
    and $(2,519) in 1999                                                                           2,655           (4,677)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                            $  4,853        $  (2,687)
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             FISHER COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1999 filed on March 25, 2000 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2.   Inventories are summarized as follows (in thousands):

                                                      March 31    December 31
                                                          2000           1999
                                                      --------    -----------

     Finished products                                $  5,939    $     6,079
     Raw materials                                       5,323          7,552
     Spare parts and supplies                              128            124
                                                      --------    -----------
                                                      $ 11,390    $    13,755
                                                      --------    -----------


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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which must be adopted by the Company by June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.

4.   Acquisitions:

     On July 1, 1999 the Company and its broadcasting subsidiary completed the acquisition of ten network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties are in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration was $216.7 million, which included $7.6 million of working capital. Funding for the transaction was from an eight-year senior credit facility in the amount of $230 million.

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

     The above transactions are accounted for under the purchase method. Accordingly, the Company has recorded identifiable assets and liabilities of the acquired properties at their fair market value. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill. The results of operations of the acquired properties are included in the financial statements from the date of acquisition. Unaudited pro forma results as if the acquired properties had been included in the financial results during the three months ended March 31, 1999 are as follows:

                                                        Three months
                                                           ended
                                                          March 31
                                                            1999
     (in thousands, except per share amounts)

     Sales and other revenue
        Broadcasting                                   $        42,797
        Milling                                                 26,999
        Real Estate                                              3,179
        Corporate and other                                      1,098
                                                       ---------------
                                                       $        74,073
                                                       ---------------


     Net income                                        $          (955)

     Net income per share                                       ($0.11)

     Net income per share assuming dilution                     ($0.11)


5.   Borrowing and swap agreements:

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of television stations described in
     Note 4 above and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At March 31, 2000, $225,000,000 was outstanding under the senior credit facility at a blended interest rate of 8.54%.

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

6.   Income per share is computed as follows:

                                                        Three months ended
                                                             March 31
                                                        2000           1999

     Weighted average common shares
        outstanding during the period:                8,550,764      8,542,384
     Dilutive effect of:
        Restricted stock rights                          12,757         16,117
        Stock options                                    10,091         14,481
                                                     ----------     ----------
           Weighted average shares
           outstanding assuming dilution              8,573,612      8,572,982
                                                     ==========     ==========

     Net income                                      $2,198,000     $1,990,000

     Net income per common share                     $     0.26     $     0.23

     Net income per common share
        assuming dilution                            $     0.26     $     0.23

7.   Subsequent event:

     On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owns and operates KJEO-TV in Fresno, CA, for $60 million plus working capital. The sale, which is subject to approval of disclosure schedules and to regulatory approvals, is expected to be completed by the end of third quarter 2000. Net proceeds will be used to reduce the senior credit facility.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three month period ended March 31, 2000 compared with the similar period in 1999.

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

On July 1, 1999, the Company and the milling subsidiary purchased the remaining 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary, and operating results of the Blackfoot facility are fully consolidated in the milling segment.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

Consolidated Results of Operations

Consolidated net income for the three months ended March 31, 2000 increased 10.5% compared with the three months ended March 31, 1999, from $1,990,000 to $2,198,000. Several factors which are a direct result of the acquisitions described above impacted first quarter 2000 pre-tax income, including interest expense of approximately $5,100,000 and amortization of intangible assets of approximately $1,200,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of approximately $340,000 relating to the acquisition of the remaining 50% interest in the Blackfoot facility, and additional operating expense incurred as a result of owning 100% of the Blackfoot facility.

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended March 31                      2000      % Change     1999

                                              $76,341,000    28.5%   $59,398,000

If the newly acquired television stations were excluded from first quarter 2000 results, consolidated sales and other revenue would represent an 11.5% increase over the first quarter of 1999. Increases in sales and other revenue during the three months ended March 31, 2000, compared with the similar period of 1999, were 59.4% for broadcasting operations (23.5% excluding the newly acquired television stations), 0.7% for milling operations, -1.0% for real estate operations, and 6.4% for the corporate segment. The increase in corporate segment revenue is principally attributable to an increase in dividends from marketable securities.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended March 31                      2000      % Change     1999

                                              $44,588,000    12.3%   $39,720,000
 Percentage of revenue                           58.4%                   66.9%

The increase in cost of products and services sold in 2000 is primarily attributable to increased costs to acquire and produce broadcast programming at the newly acquired television stations. A nominal increase in the cost of products and services sold at the milling segment was partially offset by lower costs to operate and maintain real estate properties.

Selling expenses
--------------------------------------------------------------------------------

Three months ended March 31                      2000      % Change     1999

                                              $ 6,486,000    30.7%   $ 4,964,000
 Percentage of revenue                            8.5%                    8.4%

Selling expenses increased as a result of increased commissions and related expenses resulting from increased broadcasting revenue, including selling expenses at the newly acquired television stations.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $15,975,000    46.9%    $10,872,000
 Percentage of revenue                          20.9%                  18.3%

General and administrative expenses increased at each business segment, with approximately $3,100,000 attributable to the newly acquired television stations, including amortization of intangible assets. Each business segment also incurred increased costs related to personnel and employee benefits, and other administrative expenses.

Interest expense
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 5,945,000   466.7%    $ 1,049,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement. The increase in 2000 interest expense compared with 1999 is primarily attributable to funds borrowed to finance the acquisition of television stations and the acquisition of the remaining 50% interest in the Blackfoot flour mill. Interest incurred on funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 1,149,000    43.4%    $   803,000
 Effective tax rate                             34.4%                   28.7%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for both periods primarily due to a deduction for dividends received, offset by the impact of state income taxes, net of the federal income tax benefit.

Other comprehensive income
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 2,655,000   156.6%    $(4,677,000)

Other comprehensive income represents the change in the fair market value of the Company's marketable securities, net of deferred income taxes, measured from the end of the preceding year through the end of the respective quarter ended March
31. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $25.56 at March 31, 2000, $24.88 at December 31, 1999, $40.44
at March 31, 1999, and $42.94 at December 31, 1998. Unrealized gains and losses are a separate component of stockholders' equity.

Broadcasting Operations

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $44,833,000    59.4%    $28,122,000

Revenue from the newly acquired television stations totaled $10,100,000 in 2000. Excluding the newly acquired stations, first quarter 2000 sales and other revenue from broadcasting operations would represent a 23.5% increase over first quarter 1999. Revenue from KOMO Television in Seattle increased approximately $4,500,000 during the three months ended March 31, 2000. Increases in all advertising categories were partially offset by a decline in network compensation. Revenue from KATU Television in Portland increased approximately $400,000. Increases in local and political advertising were partially offset by declines in national advertising sales and network compensation. Revenue from radio operations increased approximately $1,500,000, including $1,100,000 from the

Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM), $236,000 from Portland radio operations (KWJJ-FM and KOTK), and $150,000 from the 21 small market stations in Montana and Eastern Washington.

Income from operations
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 9,862,000   160.2%    $ 3,790,000
 Percentage of revenue                          22.0%                  13.5%

Income from operations of the newly acquired television stations was approximately $750,000 in first quarter 2000. Excluding the newly acquired stations, the increase in income from operations for the first quarter compared with the first quarter of 1999 is principally due to revenue growth at each broadcasting station. Exclusive of the newly acquired stations, costs to acquire and produce broadcast programming declined modestly; selling expenses increased as a result of increased sales; and general and administrative expenses increased due to increases in employee benefit costs, legal expenses and provision for doubtful accounts.

Milling Operations

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $27,193,000      .7%    $26,999,000

First quarter sales of the milling division declined 5.4% compared with first quarter 1999 levels. During the first quarter of 2000 wheat prices continued to move lower with the result that average flour prices were 9.0% lower than 1999 prices, as flour prices are largely dependent on the cost of wheat purchased to produce flour. Volume of flour sold increased 17.3%.

Distribution division sales for the first quarter increased 4.4%, compared with 1999 levels. The increase is primarily due to increased revenue and unit volume at the Southern California distribution center.

Income from operations
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $(1,341,000)  127.2%    $  (590,000)
 Percentage of revenue                          -4.9%                  -2.2%

Income from operations is determined by deducting operating expenses from gross margin on sales. During the first three months of 2000 flour sales margins continued to be under downward pressure as wheat markets remained soft. In addition, the industry and Fisher continued to suffer reductions in revenue and margins on millfeed, that portion of the wheat that does not yield flour and is sold to the animal feed markets. Average monthly margins on millfeed sales declined approximately $42,000 compared with first quarter 1999. These factors resulted in a 59.9% decline in first quarter gross margin for the milling division. Operating expenses for the quarter increased $330,000, or 68.9%, due to a number of factors including expenses relating to personnel and marketing. Also, costs associated with ownership of 100% of the Blackfoot mill affect comparability with first quarter 1999. While production at Blackfoot is increasing, operations remain below full capacity.

The distribution division had mixed results during the first quarter. Income from operations of the Seattle and Portland distribution centers declined $216,000 due to lower revenue and margins. Operating income from the Southern California distribution center increased $221,000 as sales increased, and margins improved due in part to reorganization of logistics and delivery functions.

Real Estate Operations

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 3,147,000    -1.0%    $ 3,179,000

First quarter real estate revenue decreased compared with 1999 due primarily to loss of revenue from two properties sold under threat of condemnation in June, 1999. That decline was partially offset by rental rate adjustments associated with lease renewal activity, contracted rent escalations, and a cancellation fee collected from a vacating tenant. Average occupancy during the three months ended March 31, 2000 and 1999 was 98.1% and 97.5%, respectively.

Income from operations
--------------------------------------------------------------------------------

Three months ended March 31                     2000     % Change      1999

                                            $ 1,128,000     9.2%    $ 1,033,000
 Percentage of revenue                          35.9%                  32.5%

The improvement in operating income is attributable to a reduction in operating expenses and depreciation.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had working capital of $17,094,000 and cash and short-term cash investments totaling $3,515,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of the Fisher Plaza Project and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios.

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

     Net cash provided by operating activities during the three months ended March 31, 2000 was $19,300,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $17,169,000; principally $17,178,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project). Net cash used in financing activities was $2,225,000, including net borrowings under notes payable totaling $4,345,000, payments totaling $4,365,000 on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $2,224,000 or $.26 per share.

     On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owns and operates KJEO-TV in Fresno, CA, for $60 million plus working capital. The sale, which is subject to approval of disclosure schedules and to regulatory approvals, is expected to be completed by the end of third quarter 2000. Net proceeds will be used to reduce the senior credit facility.

     On March 8, 2000, the Board of Directors approved management's recommendation to engage U.S. Bancorp Piper Jaffray Inc. to assist with the sale of the milling businesses. Offers received from potential purchasers are subject to acceptance of the Board of Directors. Net proceeds will be used to reduce the senior credit facility.

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

Interest Rate Exposure

     The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1999 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 2000, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $1,600,000 at March 31, 2000.

     The Company also has $287,062,000 in variable-rate debt outstanding at March 31, 2000. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $2,432,000 annual change in the Company's pre-tax earnings and cash flows.

     In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At March 31, 2000, the fair value of the swap agreement was $1,102,000. A hypothetical 10 percent change in interest rates would change the fair value of the Company's swap agreement by approximately $1,450,000 at March 31, 2000.

Marketable Securities Exposure

     The fair value of the Company's investments in marketable securities at March 31, 2000 was $83,527,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of March 31, 2000, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO. A hypothetical 10 percent change in market prices underlying these securities would result in a $8,353,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

     The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of March 31, 2000, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts are immaterial. At March 31, 2000, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices are not material.

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

     The Company recognized the need to reduce the risks of potential related systems failures, and established a Y2K Task Force to address these risks. The Y2K Task Force coordinated the identification and testing of computer hardware, software applications, and other equipment which utilized microprocessors or date dependent functions, with a goal to ensure availability and integrity of the information systems and the reliability of the operational systems and manufacturing processes utilized by the Company and its subsidiaries. Problems discovered were minor, and were remediated. Costs incurred in connection with the Year 2000 problem were approximately $350,000.

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

PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:    Exhibit 27,  Financial Data Schedule

(b) Reports on Form 8-K:

          A report on Form 8-K was filed with the Commission on March 14, 2000 announcing that the Company's board of directors approved management's recommendation to engage U. S. Bancorp Piper Jaffray Inc. as a financial advisor to assist management with the sale of its flour milling and bakery products distribution businesses.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FISHER COMPANIES INC.
                                                (Registrant)


Dated  May 12, 2000           /s/ Warren J. Spector
       ------------           --------------------------------------------------
                                   Warren J. Spector
                                   Executive Vice President and Chief Operating
                                   Officer


Dated  May 12, 2000           /s/ David D. Hillard
       ------------           --------------------------------------------------
                                   David D. Hillard
                                   Senior Vice President and Chief Financial
                                   Officer