Form 10-Q
period 2000-06-30
FISHER COMPANIES INC
filed 2000-08-10
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000

[ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from ______________ to ______________

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

   Common Stock, $1.25 par value, outstanding as of June 30, 2000: 8,558,042

                                    PART I
                             FINANCIAL INFORMATION



Item 1.  Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and six months ended June 30, 2000 and 1999.

2.   Consolidated Balance Sheet:
     June 30, 2000 and December 31, 1999.

3.   Consolidated Statement of Cash Flows:
     Six months ended June 30, 2000 and 1999.

4.   Consolidated Statement of Comprehensive Income:
     Three and six months ended June 30, 2000 and 1999.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS


                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                 Six months ended       Three months ended
                                                                     June 30                  June 30
                                                                 2000        1999         2000        1999
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Sales and other revenue
   Broadcasting                                                $ 94,896    $ 61,027      $50,063     $32,905
   Milling                                                       55,809      53,546       28,616      26,547
   Real estate                                                    6,107      16,221        2,960      13,042
   Corporate and other, primarily dividend income                 2,431       2,285        1,263       1,187
-------------------------------------------------------------------------------------------------------------
                                                                159,243     133,079       82,902      73,681
-------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of products and services sold                            90,045      78,724       45,457      39,004
   Selling expenses                                              14,586      10,502        7,473       5,538
   General, administrative and other expenses                    30,971      22,270       15,623      11,398
-------------------------------------------------------------------------------------------------------------
                                                                135,602     111,496       68,553      55,940
-------------------------------------------------------------------------------------------------------------
Income from operations
   Broadcasting                                                  23,703      12,671       13,841       8,881
   Milling                                                       (1,232)     (1,576)         109        (986)
   Real estate                                                    1,956      11,698          828      10,665
   Corporate and other                                             (786)     (1,210)        (429)       (819)
-------------------------------------------------------------------------------------------------------------
                                                                 23,641      21,583       14,349      17,741
Interest expense                                                 11,796       2,256        5,851       1,207
-------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                         11,845      19,327        8,498      16,534
Provision for federal and state income taxes                      4,235       6,497        3,086       5,694
-------------------------------------------------------------------------------------------------------------
Net income                                                     $  7,610    $ 12,830      $ 5,412     $10,840
-------------------------------------------------------------------------------------------------------------

Net income per share                                           $   0.89    $   1.50      $  0.63     $  1.27

Net income per share assuming dilution                         $   0.89    $   1.50      $  0.63     $  1.26

Weighted average shares outstanding                               8,554       8,546        8,557       8,550

Weighted average shares outstanding assuming dilution             8,589       8,574        8,614       8,576

Dividends declared per share                                   $   0.52    $   0.52      $  0.26     $  0.26

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                                 June 30       December 31
                                                                                                    2000              1999
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                                            (Unaudited)
ASSETS
Current Assets
    Cash and short-term cash investments                                                        $  4,018           $  3,609
    Receivables                                                                                   53,629             59,026
    Inventories                                                                                    9,264             13,755
    Prepaid income taxes                                                                                              1,276
    Prepaid expenses                                                                               6,743              5,948
    Television and radio broadcast rights                                                          4,897             10,456
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                      78,551             94,070
---------------------------------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                                            62,521             79,442
---------------------------------------------------------------------------------------------------------------------------
Other Assets
    Cash value of life insurance and retirement deposits                                          11,984             11,637
    Television and radio broadcast rights                                                            871              1,076
    Intangible assets, net of amortization                                                       241,874            244,367
    Investments in equity investees                                                                2,912              3,003
    Other                                                                                          9,264              9,290
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 266,905            269,373
---------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                                               262,588            235,627
---------------------------------------------------------------------------------------------------------------------------
                                                                                                $670,565           $678,512
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes payable                                                                               $ 38,199           $ 22,622
    Trade accounts payable                                                                        10,552             13,040
    Accrued payroll and related benefits                                                           9,283              9,483
    Television and radio broadcast rights payable                                                  3,255             10,205
    Income taxes payable                                                                             953
    Dividends payable                                                                              2,225              2,223
    Other current liabilities                                                                      2,183              2,538
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                 66,650             60,111
---------------------------------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                                        311,204            315,552
---------------------------------------------------------------------------------------------------------------------------
Other Liabilities
    Accrued retirement benefits                                                                   14,856             14,028
    Deferred income taxes                                                                         39,362             44,008
    Television and radio broadcast rights payable, long-term portion                                 647                795
    Other liabilities                                                                              3,170              2,043
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  58,035             60,874
---------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,558,042 in 2000 and 8,550,690 in 1999                                               10,698             10,688
    Capital in excess of par                                                                       2,576              2,168
    Deferred compensation                                                                           (411)              (534)
    Accumulated other comprehensive income - unrealized gain
     on marketable securities, net of deferred
     income taxes of $21,474 in 2000 and $47,560 in 1999                                          39,879             50,878
    Retained earnings                                                                            181,934            178,775
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 234,676            241,975
---------------------------------------------------------------------------------------------------------------------------
                                                                                                $670,565           $678,512
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six months ended
                                                                                           June 30
                                                                                      2000         1999
----------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
   Net income                                                                       $  7,610     $ 12,830
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                   11,584        6,877
      Increase in noncurrent deferred income taxes                                     1,276        3,823
      Issuance of stock pursuant to vested stock rights
       and related tax benefit                                                           363          402
      Amortization of deferred compensation                                              159          201
      Net (gain) loss in equity investees                                                (34)         783
      (Gain) loss on sale and disposition of property, plant and equipment                 5       (9,827)
   Change in operating assets and liabilities
      Receivables                                                                      5,916        1,714
      Inventories                                                                      4,636       (3,435)
      Prepaid income taxes                                                             1,276
      Prepaid expenses                                                                  (802)         824
      Cash value of life insurance and retirement deposits                              (347)        (286)
      Other assets                                                                        26       (9,093)
      Income taxes payable                                                               953         (195)
      Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                                         (3,732)       4,140
      Accrued retirement benefits                                                        828         (278)
      Other liabilities                                                                1,127          197
   Amortization of television and radio broadcast rights                               7,729        6,235
   Payments for television and radio broadcast rights                                 (9,063)      (7,353)
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    29,510        7,559
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Proceeds from sale of property, plant and equipment                                   292       13,100
   Investments in equity investees                                                       125       (1,157)
   Purchase of property, plant and equipment                                         (36,317)     (19,824)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                       (35,900)      (7,881)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net borrowings under notes payable                                                 11,767        3,702
   Borrowings under borrowing agreements                                               3,000      222,000
   Payments on borrowing agreements and mortgage loans                                (3,538)        (673)
   Proceeds from exercise of stock options                                                19           34
   Cash dividends paid                                                                (4,449)      (4,501)
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     6,799      220,562
----------------------------------------------------------------------------------------------------------
Net increase in cash and short-term cash investments                                     409      220,240

Cash and short-term cash investments, beginning of period                              3,609        3,968
----------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                 $  4,018     $224,208
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                              Six months ended        Three months ended
                                                                  June 30                  June 30
                                                              2000        1999         2000        1999
----------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                                  $  7,610     $12,830     $  5,412     $10,840
Other comprehensive income -- unrealized gain (loss)
 on marketable securities, net of deferred income taxes      (10,999)      3,090      (13,654)      7,767
----------------------------------------------------------------------------------------------------------
Comprehensive income                                        $ (3,389)    $15,920     $ (8,242)    $18,607
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             FISHER COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1999 filed on March 25, 2000 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain 1999 balances have been reclassified to conform to 2000 classifications.

2.   Inventories are summarized as follows (in thousands):

                                                  June 30           December 31
                                                     2000                  1999
                                       ------------------     -----------------

     Finished products                            $ 5,609               $ 6,079
     Raw materials                                  3,537                 7,552
     Spare parts and supplies                         118                   124
                                       ------------------     -----------------
                                                  $ 9,264              $ 13,755
                                       ------------------     -----------------



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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which must be adopted by the Company by December 31, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.

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

     Unaudited pro forma results as if the acquired properties had been included in the financial results during the three and six months ended June 30, 1999 are as follows:

                                                        Six          Three
                                                       months        months
                                                       ended         ended
                                                      June 30       June 30
                                                        1999          1999
                                                   ------------- -------------
     (in thousands, except per share amounts)

     Sales and other revenue
       Broadcasting                                    $ 84,085       $41,288
       Milling                                           53,546        26,547
       Real Estate                                       16,221        13,042
       Corporate and other                                2,402         1,304
                                                   ------------- -------------
                                                       $156,254       $82,181
                                                   ------------- -------------

     Net income                                        $  8,058       $ 9,013

     Net income per share                              $   0.94       $  1.05

     Net income per share assuming dilution            $   0.94       $  1.05


5.   Borrowing and swap agreements:

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of television stations described in
     Note 4 above and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At June 30, 2000, $222,187,500 was outstanding under the senior credit facility at a blended interest rate of 8.79%.

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

6.   Income per share is computed as follows:

                                                            Six months ended              Three months ended
                                                                 June 30                        June 30
                                                           2000           1999            2000            1999
                                                     --------------- --------------- --------------- ---------------
Weighted average common shares
 outstanding during the period:                           8,554,007       8,546,168      8,557,281       8,549,952
Dilutive effect of:
   Restricted stock rights                                   10,833          14,506          8,965          13,088
   Stock options                                             24,382          13,652         47,932          12,886
                                                     --------------- --------------- --------------- ---------------
      Weighted average shares
       outstanding assuming dilution                      8,589,222       8,574,326      8,614,178       8,575,926
                                                     --------------- --------------- --------------- ---------------

Net income                                               $7,610,000     $12,830,000     $5,412,000     $10,840,000

Net income per common share                              $     0.89     $      1.50     $     0.63     $      1.27

Net income per common share assuming dilution            $     0.89     $      1.50     $     0.63     $      1.26


7.   Sale of broadcast entity and subsequent event:

     On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owns and operates KJEO-TV in Fresno, CA, for $60 million plus working capital. The sale, which was subject to approval of disclosure schedules and to regulatory approvals, was completed on August 1, 2000. Net proceeds were used to reduce the senior credit facility and other borrowings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and six month periods ended June 30, 2000 compared with the same periods in 1999.

In June 1999, the Company's real estate subsidiary sold, under threat of condemnation, certain improved property in Seattle Washington. Total gain on the sale amounted to $12,825,000, of which $9,827,000 was recognized in June and $2,998,000 was recognized in December.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 2000 decreased 40.7% compared with the six months ended June 30, 1999, from $12,830,000 to $7,610,000. Excluding the real estate gain recognized in June 1999 discussed above, consolidated net income for the six months ended June 30, 2000 increased 18.1% compared with the six months ended June 30, 1999. Several factors which are a direct result of the acquisitions described above impacted first half 2000 pre-tax income, including interest expense of approximately $10,100,000 and amortization of intangible assets of approximately $2,400,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of approximately $800,000 relating to the acquisition of the remaining 50% interest in the Blackfoot facility, and additional operating expense incurred as a result of owning 100% of the Blackfoot facility.

Consolidated net income for the three months ended June 30, 2000 decreased 50.1% compared with the three months ended June 30, 1999, from $10,840,000 to $5,412,000. Excluding the real estate gain recognized in June 1999 discussed above, consolidated net income for the three months ended June 30, 2000 increased 21.6% compared with the three months ended June 30, 1999. Factors which are a direct result of the acquisitions described above which impacted second quarter 2000 pre-tax income include interest expense of approximately $5,000,000 and amortization of intangible assets of approximately $1,200,000 relating to the acquisition of the Fisher Television Regional Group, interest expense of approximately $460,000 relating to the acquisition of the remaining 50% interest in the Blackfoot facility, and additional operating expense incurred as a result of owning 100% of the Blackfoot facility.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the project in the first half and second quarter of 2000 were modest, and are included in the corporate segment.

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Six months ended June 30                2000          % Change         1999

                                    $159,243,000        19.7%      $133,079,000


If the newly acquired television stations were excluded from first half 2000 results and the real estate gain were excluded from first half 1999 results, consolidated sales and other revenue would represent an 11.8% increase over the first half of 1999. Increases in sales and other revenue during the six months ended June 30, 2000, compared with the similar period of 1999, were 55.5% for broadcasting operations (20.4% excluding the newly acquired television stations), 4.2% for milling operations, and 6.4% for the corporate segment. Revenue from real estate operations declined 62.4% (4.5% excluding the 1999 real estate gain). The increase in corporate segment revenue is principally attributable to an increase in dividends from marketable securities.


Cost of products and services sold
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                      $90,045,000       14.4%      $78,724,000
   Percentage of revenue                    56.5%                        59.2%


The increase in cost of products and services sold in 2000 is primarily attributable to increased costs to acquire and produce broadcast programming at the newly acquired television stations. Cost of products and services sold at the milling segment increased 3.4% mainly due to increased sales by the distribution division. The real estate segment reported a 19.8% decline compared with the six months ended June 30, 1999, largely due to depreciation and the costs to operate and maintain the properties that were sold in June 1999.


Selling expenses
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                     $14,586,000        38.9%      $10,502,000
   Percentage of revenue                    9.2%                          7.9%


The principal causes of the increase in selling expenses are additional compensation and commissions associated with increasing broadcasting revenue and selling expenses amounting to $3,361,000 incurred at the newly acquired television stations.


General and administrative expenses
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                     $30,971,000        39.1%       $22,270,000
   Percentage of revenue                   19.4%                          16.7%


General and administrative expenses increased at each business segment, with approximately $5,800,000 attributable to the newly acquired television stations, including amortization of intangible assets. Each business segment also incurred increased costs related to personnel and employee benefits, and other administrative expenses.


Interest expense
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                     $11,796,000       422.9%       $2,256,000


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


Provision for federal and state income taxes
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                      $4,235,000       -34.8%       $6,497,000
   Effective tax rate                      35.8%                         33.6%


The provision for federal and state income taxes varies directly with pre-tax income. The increase in the effective tax rate for 2000 is largely due to the fact that income of certain of the newly acquired television stations is subject to state income taxes.

Other comprehensive income
--------------------------------------------------------------------------------

Six months ended June 30                 2000         % Change         1999

                                    $(10,999,000)      -456.0%      $3,090,000


Other comprehensive income represents the change in the fair market value of the Company's marketable securities, net of deferred income taxes, measured from the end of the preceding year through the end of the respective quarter ended June
30. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $24.88 at December 31, 1999, $19.88 at June 30, 2000, $42.94 at
December 31, 1998, and $44.13 at June 30, 1999. Unrealized gains and losses are a separate component of stockholders' equity.

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Three months ended June 30               2000          % Change        1999

                                      $82,902,000        12.5%      $73,681,000


If the newly acquired television stations were excluded from second quarter 2000 results and the real estate gain were excluded from second quarter 1999 results, consolidated sales and other revenue would represent a 9.8% increase over the three months ended June 30, 1999. Increases in sales and other revenue during the three months ended June 30, 2000, compared with the similar period of 1999, were 52.1% for broadcasting operations (18.0% excluding the newly acquired television stations), 7.8% for milling operations, and 6.4% for the corporate segment. Revenue from real estate operations declined 77.3% (8.0% excluding the 1999 real estate gain). The increase in corporate segment revenue is principally attributable to an increase in dividends from marketable securities.


Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended June 30               2000          % Change        1999

                                     $45,457,000         16.5%      $39,004,000
   Percentage of revenue                   54.8%                          52.9%


The increase in cost of products and services sold in 2000 is primarily attributable to increased costs to acquire and produce broadcast programming at the newly acquired television stations. Cost of products and services sold at the milling segment increased 5.5% mainly due to increased sales by the distribution division. The real estate segment reported a 23.8% decline compared with the six months ended June 30, 1999, largely due to depreciation and the costs to operate and maintain the properties that were sold in June 1999.


Selling expenses
--------------------------------------------------------------------------------

Three months ended June 30               2000          % Change        1999

                                      $7,473,000         34.9%      $5,538,000
   Percentage of revenue                    9.0%                          7.5%


Principal causes of the increase in selling expenses are additional compensation and commissions associated with increasing broadcasting revenue and selling expenses amounting to $1,730,000 at the newly acquired television stations.


General and administrative expenses
--------------------------------------------------------------------------------

Three months ended June 30               2000          % Change        1999

                                     $15,623,000         37.1%      $11,398,000
   Percentage of revenue                   18.8%                          15.5%


General and administrative expenses increased at each business segment, with approximately $2,750,000 attributable to the newly acquired television stations, including amortization of intangible assets. Each business segment also incurred increased costs related to personnel and employee benefits, and other administrative expenses.

Interest expense
--------------------------------------------------------------------------------

Three months ended June 30              2000          % Change        1999

                                     $5,851,000        384.8%      $1,207,000


Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement. The increase in second quarter 2000 interest expense compared with the same period of 1999 is primarily attributable to funds borrowed to finance the acquisition of television stations and the acquisition of the remaining 50% interest in the Blackfoot flour mill. Interest incurred on funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.


Provision for federal and state income taxes
--------------------------------------------------------------------------------

Three months ended June 30              2000          % Change        1999

                                     $3,086,000        -45.8%      $5,694,000
   Effective tax rate                     36.3%                         34.4%


The provision for federal and state income taxes varies directly with pre-tax income. The increase in the effective tax rate for 2000 is largely due to the fact that income of certain of the newly acquired television stations is subject to state income taxes.


Other comprehensive income
--------------------------------------------------------------------------------

Three months ended June 30              2000         % Change         1999

                                    $(13,654,000)     -275.8%      $7,767,000


Other comprehensive income represents the change in the fair market value of the Company's marketable securities, net of deferred income taxes, measured from the end of the preceding quarter through the end of the respective quarter ended June 30. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $26.56 at March 31, 2000, $19.88 at June 30, 2000, $40.44 at March 31, 1999, and $44.13 at June 30, 1999. Unrealized gains and losses are a separate component of stockholders' equity.

BROADCASTING OPERATIONS

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Six months ended June 30               2000         % Change         1999

                                    $94,896,000       55.5%       $61,027,000


Revenue from the newly acquired television stations totaled $21,300,000 in the six months ended June 30, 2000. Excluding the newly acquired stations, first half 2000 sales and other revenue from broadcasting operations would represent a 20.6% increase over first half 1999. Revenue from KOMO Television in Seattle increased approximately $7,500,000 during the six months ended June 30, 2000. Increases in all advertising categories were partially offset by a decline in network compensation. Revenue from KATU Television in Portland increased approximately $1,000,000. Increases in local and political advertising were partially offset by declines in national advertising sales and network compensation. Revenue from radio operations increased approximately $3,500,000, including $2,600,000 from the Company's Seattle radio stations (KOMO AM, KVI AM and KPLZ-FM), $444,000 from Portland radio operations (KWJJ-FM and KOTK), and $415,000 from the 21 small market stations in Montana and Eastern Washington. First half 2000 revenue from the broadcasting segment's satellite and program content production and syndication businesses increased approximately $500,000 compared with the same period of 1999.

Income from operations
--------------------------------------------------------------------------------

Six months ended June 30             2000          % Change          1999

                                 $23,703,000         87.1%        $12,671,000
   Percentage of revenue               25.0%                            20.8%


Income from operations of the newly acquired television stations was approximately $2,900,000 in the six months ended June 30, 2000. Excluding the newly acquired stations, the increase in income from operations for the first half compared with the first half of 1999 is principally due to revenue growth at each broadcasting station. Exclusive of the newly acquired stations, costs to acquire and produce broadcast programming increased modestly; selling expenses increased as a result of, and to promote, increased sales; and general and administrative expenses increased due to increases in employee benefit costs, legal expenses and provision for doubtful accounts.

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Three months ended June 30            2000          % Change         1999

                                   $50,063,000        52.1%      $32,905,000


Revenue from the newly acquired television stations totaled $11,200,000 in the three months ended June 30, 2000. Excluding the newly acquired stations, second quarter 2000 sales and other revenue from broadcasting operations would represent a 17.9% increase over second quarter 1999. Revenue from KOMO Television in Seattle increased approximately $3,000,000 during the three months ended June 30, 2000. Revenue from KATU Television in Portland increased approximately $630,000. Reasons for the fluctuations are reviewed in the discussion of first half results above. Revenue from radio operations increased approximately $2,000,000, including $1,500,000 from the Company's Seattle radio stations, $208,000 from Portland radio operations, and $266,000 from the 21 small market stations in Montana and Eastern Washington. Second quarter 2000 revenue from the broadcasting segment's satellite and program content production and syndication businesses increased approximately $327,000 compared with the same period of 1999.


Income from operations
--------------------------------------------------------------------------------

Three months ended June 30           2000          % Change         1999

                                 $13,841,000         55.8%       $8,881,000
   Percentage of revenue               27.7%                          27.0%


Income from operations of the newly acquired television stations was approximately $2,100,000 in the three months ended June 30, 2000. Excluding the newly acquired stations, the increase in income from operations for the second quarter compared with the second quarter of 1999 is principally due to revenue growth at each broadcasting station. Exclusive of the newly acquired stations, costs to acquire and produce broadcast programming increased modestly; selling expenses increased as a result of, and to promote, increased sales; and general and administrative expenses increased due to increases in employee benefit costs, legal expenses and provision for doubtful accounts.

MILLING OPERATIONS

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Six months ended June 30               2000          % Change         1999

                                   $55,809,000          4.2%       $53,546,000


Milling segment results for 2000 include 100% of the operating results of the Blackfoot Mill. On July 1, 1999, Fisher acquired the 50% interest in this facility previously owned by Koch Agriculture. Prior to July 1, 1999 this investment was accounted for using the equity method and Fisher's 50% interest in net operating results was included in general and administrative expenses.

Sales and other revenue at the flour milling division, including 100% of the Blackfoot mill sales, increased 1% compared with 1999. Volume of flour sold increased 13.7% while average flour prices, which are largely dependent on the cost of wheat purchased to produce flour, declined 2.9%. Volume of flour sold increased due to the inclusion of Blackfoot sales volume in 2000 results. Distribution division sales and other revenues increased 4.9% compared with the same six months of 1999. The Rancho Cucamonga Distribution Center, which serves the Southern California market, contributed to the majority of the improvement primarily as a result of the acquisition of a small bakery distributor in February 2000.


Income from operations
--------------------------------------------------------------------------------

Six months ended June 30                2000         % Change          1999

                                    $(1,232,000)      -21.8%       $(1,576,000)
   Percentage of revenue                   -2.2%                          -2.9%


Income from operations is determined by deducting operating expenses from gross margin on sales. During the first six months of 2000 the milling division experienced improved gross margins due to increased sales volumes, which were partially offset by a reduction in flour prices. Manufacturing yields improved due, in part, to operating efficiencies at the Blackfoot Mill. Gross margin for the distribution division declined, primarily due to competitive market conditions. Overall operating expenses for the milling segment declined compared with the first half of 1999, due to reductions in provisions for doubtful accounts, and delivery and other expenses.

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Three months ended June 30            2000          % Change          1999

                                   $28,616,000         7.8%       $26,547,000


Sales and other revenue at the flour milling division, including 100% of the operating results of the Blackfoot Mill, increased $1,238,000 in the second quarter 2000 compared to 1999. Volume of flour sold increased 19.1% while average flour prices declined 4.2%. Distribution division sales and other revenue increased $659,000 compared with the second quarter of 1999. The Rancho Cucamonga Distribution Center, which serves the Southern California market, contributed to the majority of the improvement primarily as a result of the acquisition in February 2000 of a small bakery distributor.


Income from operations
--------------------------------------------------------------------------------

Three months ended June 30             2000          % Change         1999

                                     $109,000           N/M        $(986,000)

   Percentage of revenue                 0.4%                           -3.7%


The improvement in second quarter operating income, compared with 1999, is due to expense reductions and to improved margins at the milling division due to increased sales volumes and improvement in manufacturing yields resulting, in part, from operating efficiencies at the Blackfoot Mill. Margins for the distribution division declined due primarily to competitive market conditions.

REAL ESTATE OPERATIONS

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Six months ended June 30              2000         % Change          1999

                                   $6,107,000       -62.4%        $16,221,000


1999 real estate revenue included gain from condemnation of real estate in the amount of $9,827,000. Comparability of 2000 results is also impacted by the loss of revenue from the two properties sold in June, 1999. Excluding the effect of those items, first half real estate revenue increased 3.6% compared with the same period of 1999. Average occupancy during the six months ended June 30, 2000 and 1999 was 98.5% and 97.2%, respectively.

Income from operations
--------------------------------------------------------------------------------

Six months ended June 30              2000           % Change        1999

                                   $1,956,000         -83.3%      $11,698,000
   Percentage of revenue                32.0%                           72.1%


Comparability of first half 2000 results is impacted by the effects of the 1999 condemnation of real estate discussed above. Excluding the 1999 real estate transaction, first half 2000 operating income improved 21% as a result of increased revenue and reductions in operating expenses and depreciation.

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------


Sales and other revenue
--------------------------------------------------------------------------------

Three months ended June 30            2000          % Change         1999

                                   $2,960,000        -77.3%       $13,042,000


The decrease in second quarter 2000 real estate revenue is primarily due to the gain from condemnation of real estate realized in June, 1999. Excluding that the effects of the condemnation, second quarter revenue was unchanged from the similar quarter of 1999.


Income from operations
--------------------------------------------------------------------------------

Three months ended June 30            2000         % Change        1999

                                    $828,000        -92.2%      $10,665,000
   Percentage of revenue               28.0%                          81.8%


The decline in income from operations for the quarter ended June 30, 2000 is attributable to the real estate condemnation discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had working capital of $11,901,000 including cash and short-term cash investments totaling $4,018,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of the Fisher Plaza project and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios.

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

On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owns and operates KJEO-TV in Fresno, CA, for $60 million plus working capital. The sale, which was subject to approval of disclosure schedules and to regulatory approvals, was completed on August 1, 2000. Net proceeds were used to reduce the senior credit facility and other borrowings.

On March 8, 2000, the Board of Directors approved management's recommendation to engage U.S. Bancorp Piper Jaffray Inc. to assist with the sale of the milling businesses. Offers received from potential purchasers are subject to acceptance of the Board of Directors. In the event of a sale, net proceeds will be used to reduce the senior credit facility.

Net cash provided by operating activities during the six months ended June 30, 2000 was $29,510,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $35,900,000, principally $36,317,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project). Net cash provided by financing activities was $6,799,000, including borrowings under borrowing agreements and notes payable totaling $14,767,000, payment of $3,538,000 due on borrowing agreements and mortgage loans, and cash dividends paid to stockholders totaling $4,449,000 or $.52 per share.


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

Interest Rate Exposure

The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1999 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At June 30, 2000, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $1,600,000 at June 30, 2000.

The Company also has $298,671,000 in variable-rate debt outstanding at June 30, 2000. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $2,544,000 annual change in the Company's pre-tax earnings and cash flows.

In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At June 30, 2000, the notional amount of the swap was $87,188,000 and the fair value of the swap agreement was $968,000. A hypothetical 10 percent change in interest rates would change the fair value of the Company's swap agreement by approximately $1,447,000 at June 30, 2000.

Marketable Securities Exposure

The fair value of the Company's investments in marketable securities at June 30, 2000 is $62,521,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of June 30, 2000, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $6,252,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of June 30, 2000, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts were immaterial. At June 30, 2000, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The annual Meeting of Shareholders was held April 27, 2000. The five nominees elected to the Board of Directors for three year terms expiring in 2003 are listed below. There were no broker non-votes with respect to any of the nominees.

                                    Votes     Votes
                                     For     Withheld
                                  ---------  --------
     James W. Cannon              6,154,949    74,417
     George D. Fisher             6,154,749    74,617
     Phelps K. Fisher             6,154,749    74,617
     William O. Fisher            6,154,747    74,619
     Robin J. Campbell Knepper    6,153,947    75,419

The total number of shares of Common Stock $1.25 par value, outstanding as of March 10, 2000, the record date for the annual meeting, was 8,550,690.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  Exhibit 27,  Financial Data Schedule

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on May 8, 2000 announcing an agreement to sell KJEO-TV, Fresno, CA to the Ackerley Group for $60 million, subject to regulatory approvals.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FISHER COMPANIES INC.
                                       (Registrant)



Dated    August 9, 2000          /s/ Warren J. Spector
     ----------------------      ----------------------------------
                                 Warren J. Spector
                                 Executive Vice President and Chief
                                 Operating Officer


Dated    August 9, 2000          /s/ David D. Hillard
     ----------------------      ----------------------------------
                                 David D. Hillard
                                 Senior Vice President and Chief
                                 Financial Officer