Form 10-Q
period 2000-09-30
FISHER COMPANIES INC
filed 2000-11-14
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

[_]  Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to ________________

                        Commission File Number 0-22439


                             FISHER COMPANIES INC.
            (Exact Name of Registrant as Specified in Its Charter)


                WASHINGTON                                91-0222175
   ------------------------------------           --------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

                             1525 One Union Square
                             600 University Street
                        Seattle, Washington 98101-3185
              (Address of Principal Executive Offices) (Zip Code)

                                (206) 404-7000
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No ___
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of September 30, 2000:
8,558,042

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Fisher Companies Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and nine months ended September 30, 2000 and 1999.

2.   Consolidated Balance Sheet:
     September 30, 2000 and December 31, 1999.

3.   Consolidated Statement of Cash Flows:
     Nine months ended September 30, 2000 and 1999.

4.   Consolidated Statement of Comprehensive Income:
     Three and nine months ended September 30, 2000 and 1999.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                                                  Nine months ended          Three months ended
                                                                    September 30                September 30
                                                                 2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
(Unaudited)
Sales and other revenue
   Broadcasting                                                 $141,435      $102,248      $ 46,539      $ 41,221
   Real estate                                                     9,633         9,410         3,386         3,016
   Corporate and other, primarily dividends
     and interest income                                           3,515         3,557         1,448         1,272
------------------------------------------------------------------------------------------------------------------
                                                                 154,583       115,215        51,373        45,509
------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of products and services sold                             62,796        52,317        20,870        20,163
   Selling expenses                                               16,550        11,530         5,436         4,896
   General and administrative expenses                            38,840        29,375        13,318        11,789
------------------------------------------------------------------------------------------------------------------
                                                                 118,186        93,222        39,624        36,848
------------------------------------------------------------------------------------------------------------------
Other income, net                                                 16,034         9,827        16,034

Income from operations
   Broadcasting                                                   50,617        20,785        26,944         8,114
   Real estate                                                     3,451        12,505         1,403           807
   Corporate and other                                            (1,637)       (1,470)         (564)         (260)
------------------------------------------------------------------------------------------------------------------
                                                                  52,431        31,820        27,783         8,661
Interest expense                                                  16,524         7,107         5,658         5,455
------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                            35,907        24,713        22,125         3,206
Provision for federal and state income taxes                      13,767         8,349         8,806         1,088
------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                 22,140        16,364        13,319         2,118
Loss from discontinued operations of milling
   businesses, net of income tax benefit                         (15,377)       (3,640)      (14,166)       (2,224)
------------------------------------------------------------------------------------------------------------------
Net income                                                      $  6,763     $  12,724     $    (847)     $   (106)
------------------------------------------------------------------------------------------------------------------
Income per share:
   From continuing operations                                   $   2.59      $   1.91      $   1.56      $   0.25
   From discontinued operations                                    (1.80)        (0.42)        (1.66)        (0.26)
------------------------------------------------------------------------------------------------------------------
   Net income                                                   $   0.79      $   1.49      $  (0.10)     $  (0.01)
------------------------------------------------------------------------------------------------------------------
Income per share assuming dilution:
   From continuing operations                                   $   2.58      $   1.91      $   1.55      $   0.25
   From discontinued operations                                    (1.79)        (0.43)        (1.65)        (0.26)
------------------------------------------------------------------------------------------------------------------
   Net income                                                   $   0.79      $   1.48      $  (0.10)     $  (0.01)
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                8,555         8,548         8,558         8,551
Weighted average shares outstanding
   assuming dilution                                               8,596         8,575         8,612         8,576
Dividends declared per share                                    $   0.78      $   0.78      $   0.26      $   0.26


See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                       September 30    December 31
                                                                               2000           1999
---------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                      (Unaudited)
ASSETS
Current Assets
   Cash and short-term cash investments                                  $    4,131     $    3,609
   Receivables                                                               37,136         59,026
   Inventories                                                                              13,755
   Prepaid income taxes                                                                      1,276
   Prepaid expenses                                                           3,801          5,948
   Television and radio broadcast rights                                     14,441         10,456
   Net working capital of discontinued operations                            17,232
---------------------------------------------------------------------------------------------------
       Total current assets                                                  76,741         94,070
---------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                       84,502         79,442
---------------------------------------------------------------------------------------------------
Other Assets
   Cash value of life insurance and retirement deposits                      11,501         11,637
   Television and radio broadcast rights                                      1,227          1,076
   Intangible assets, net of amortization                                   195,608        244,367
   Investments in equity investees                                            3,112          3,003
   Other                                                                      8,256          9,290
   Net noncurrent assets of discontinued operations                          37,589
---------------------------------------------------------------------------------------------------
                                                                            257,293        269,373
---------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                          216,297        235,627
---------------------------------------------------------------------------------------------------
                                                                         $  634,833     $  678,512
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                         $   35,999     $   22,622
   Trade accounts payable                                                     5,289         13,040
   Accrued payroll and related benefits                                       8,928          9,483
   Television and radio broadcast rights payable                             13,706         10,205
   Income taxes payable                                                       7,085
   Dividends payable                                                          2,225          2,223
   Other current liabilities                                                  2,734          2,538
---------------------------------------------------------------------------------------------------
       Total current liabilities                                             75,966         60,111
---------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                   251,550        315,552
---------------------------------------------------------------------------------------------------
Other Liabilities
   Accrued retirement benefits                                               13,494         14,028
   Deferred income taxes                                                     44,776         44,008
   Television and radio broadcast rights payable, long-term portion             892            795
   Other liabilities                                                          2,182          2,043
---------------------------------------------------------------------------------------------------
                                                                             61,344         60,874
---------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,558,042 in 2000 and 8,550,690 in 1999                          10,698         10,688
   Capital in excess of par                                                   2,576          2,168
   Deferred compensation                                                       (331)          (534)
   Accumulated other comprehensive income - unrealized gain on marketable securities, net of deferred income taxes of $29,167
     in 2000 and $27,396 in 1999                                             54,167         50,878
   Retained earnings                                                        178,863        178,775
---------------------------------------------------------------------------------------------------
                                                                            245,973        241,975
---------------------------------------------------------------------------------------------------
                                                                         $  634,833     $  678,512
---------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Nine months ended
                                                                                            September 30
                                                                                        2000           1999
---------------------------------------------------------------------------------------------------------------
(in thousands)
(Unaudited)
Cash flows from operating activities
   Net income                                                                        $    6,763     $   12,724
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                                     18,168         12,219
       Increase in noncurrent deferred income taxes                                       1,447          4,902
       Issuance of stock pursuant to vested stock rights
        and related tax benefit                                                             362            402
       Amortization of deferred compensation                                                239            311
       Net (gain) loss in equity investees                                                  282            738
       Gain on sale and disposition of property, plant and equipment                       (427)        (9,446)
       Gain on sale KJEO TV                                                             (15,500)
       Net loss from discontinued operations                                             15,377
   Change in operating assets and liabilities
     Receivables                                                                         11,335          7,104
     Inventories                                                                          4,214         (3,232)
     Prepaid income taxes                                                                 1,276         (2,672)
     Prepaid expenses                                                                       377          2,588
     Cash value of life insurance and retirement deposits                                  (528)          (335)
     Other assets                                                                           119         (5,152)
     Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                                             3,663         (3,588)
     Income taxes payable                                                                  (426)          (457)
     Accrued retirement benefits                                                          1,005            360
     Deposits and retainage payable                                                         139            622
   Amortization of television and radio broadcast rights                                 11,386         10,130
   Payments for television and radio broadcast rights                                   (11,924)       (10,828)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                       47,347         16,390
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Proceeds from sale of KJEO TV                                                         60,000
   Proceeds from sale of property, plant and equipment                                    1,031         13,100
   Investments in equity investees                                                         (390)        (1,375)
   Purchase assets of television and radio stations
     and related acquisition costs                                                                    (221,160)
   Purchase of 50% interest in Blackfoot flour mill                                                    (19,000)
   Purchase of property, plant and equipment                                            (50,186)       (37,347)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                             10,455       (265,782)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net borrowings under notes payable                                                     8,601         (1,542)
   Borrowings under borrowing agreements                                                  1,000        258,201
   Payments on borrowing agreements and mortgage loans                                  (60,227)        (1,013)
   Proceeds from exercise of stock options                                                   19             33
   Cash dividends paid                                                                   (6,673)        (6,751)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                            (57,280)       248,928
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments                             522           (464)
Cash and short-term cash investments, beginning of period                                 3,609          3,968
---------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                  $    4,131     $    3,504
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    FISHER COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                   Nine months ended           Three months ended
                                                                      September 30                 September 30
                                                                   2000         1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
(In thousands)
(Unaudited)
Net income                                                       $  6,763     $  12,724     $    (847)    $    (106)
Other comprehensive income - unrealized gain (loss) on
   marketable securities, net of deferred income taxes              3,289       (28,858)       14,288       (31,948)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $ 10,052     $ (16,134)    $  13,441     $ (32,054)
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             FISHER COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Companies Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 1999 filed on March 25, 2000 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain 1999 balances, including the gain on sale of real estate recorded in June 1999, have been reclassified to conform to 2000 classifications.

2.   Discontinued Operations

     In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate on or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operation in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On November 11, 2000 the Company entered into a non-binding letter of intent for the sale of the assets used in the Seattle, Blackfoot, and Portland flour milling operations to a U.S. company and a foreign company. Consummation of the transaction is subject to a number of considerations including, without limitation, necessary government approvals and final approval of the boards of directors of the parties.

     The loss from discontinued operations of the milling businesses is summarized as follows (in thousands):

                                                  Nine months ended                    Three months ended
                                                     September 30                         September 30
                                                2000              1999               2000             1999
     Loss from operations:
         before income taxes                 $    2,627        $    5,602         $      690        $    3,421
         income tax benefit                        (962)           (1,962)              (236)           (1,197)
                                             ----------        ----------         ----------        ----------
                                                  1,665             3,640                454             2,224
                                             ----------        ----------         ----------        ----------

     Estimated loss from disposal of
       milling businesses:
         before income taxes                     21,096                               21,096
         income tax benefit                      (7,384)                              (7,384)
                                             ----------        ----------         ----------        ----------
                                                 13,712                               13,712
                                             ----------        ----------         ----------        ----------
                                             $   15,377        $    3,640         $   14,166        $    2,224
                                             ==========        ==========         ==========        ==========

     Net working capital of discontinued operations includes cash, receivables, inventories, and prepaid expenses, less accounts payable and current liabilities relating to the discontinued milling operations. Net noncurrent assets of discontinued operations includes the estimated fair value of property, plant and equipment and other noncurrent assets less noncurrent liabilities relating to the discontinued milling operations.

     Sales and other revenue of the discontinued milling operations for the nine month periods ended September 30, 2000 and 1999 were $83,526,000 and $84,082,000, respectively; and $27,494,000 and $30,536,000, respectively, for the three month periods ended September 30, 2000 and 1999.

3. Inventories of the discontinued milling operations are summarized as follows (in thousands):

                                                       December 31
                                                           1999
                                                       -----------

          Finished products                             $   6,079
          Raw materials                                     7,552
          Spare parts and supplies                            124
                                                        ---------
                                                        $  13,755
                                                        =========

4. In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ending December 31, 2001. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements.

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

5.   Acquisitions:

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

     Unaudited pro forma results as if the acquired television properties had been included in the financial results during the nine months ended September 30, 1999 are as follows:

                                                               Nine
                                                              months
                                                               ended
                                                            September 30
                                                                1999
                                                            ------------
          (in thousands, except per share amounts)

          Sales and other revenue
            Broadcasting                                     $  125,423
            Real Estate                                           9,410
            Corporate and other                                   3,557
                                                             ----------
                                                             $  138,390
                                                             ==========

          Income from continuing operations                  $   11,592

          Income per share:
            From continuing operations                       $     1.36

            From continuing operations assuming dilution     $     1.35

     The milling acquisition has been excluded from the above summary as it is now included in discontinued operations.

6.   Borrowing and swap agreements:

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of television stations described in
     Note 5 above and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At September 30, 2000, $160,875,000 was outstanding under the senior credit facility at a blended interest rate of 8.67%.

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

7.   Income per share is computed as follows:

                                                              Nine months ended                    Three months ended
                                                                 September 30                         September 30
                                                            2000              1999              2000                1999
     Weighted average common shares
        outstanding during the period                      8,555,367         8,547,697          8,558,042         8,550,690
     Dilutive effect of:
        Restricted stock rights                               10,037            13,879              8,470            12,657
        Stock options                                         30,461            13,314             45,217            12,650
                                                       -------------     -------------      -------------      ------------
          Weighted average shares
          outstanding assuming dilution                    8,595,865         8,574,890          8,611,729         8,575,997
                                                       =============     =============      =============      ============

     Income from continuing operations                 $  22,140,000     $  16,364,000      $  13,319,000      $  2,118,000
     Loss from discontinued operations of
        milling businesses,  net of income
        tax benefit                                    $ (15,377,000)    $  (3,640,000)     $ (14,166,000)     $ (2,224,000)
                                                       -------------     -------------      -------------      ------------
     Net income                                        $   6,763,000     $  12,724,000      $    (847,000)     $   (106,000)
                                                       =============     =============      =============      ============

     Income per share:
        From continuing operations                     $        2.59     $        1.91      $        1.56      $       0.25
        From discontinued operations                   $       (1.80)    $       (0.42)     $       (1.66)     $      (0.26)
                                                       -------------     -------------      -------------      ------------

        Net income                                     $        0.79     $        1.49      $       (0.10)     $      (0.01)
                                                       =============     =============      =============      ============

     Income per share assuming dilution:
        From continuing operations                     $        2.58     $        1.91      $        1.55      $       0.25
        From discontinued operations                   $       (1.79)    $       (0.43)     $       (1.65)     $      (0.26)
                                                       -------------     -------------      -------------      ------------

        Net income                                     $        0.79     $        1.48      $       (0.10)     $      (0.01)
                                                       =============     =============      =============      ============

8.   Sale of broadcast entity:

     On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owns and operates KJEO-TV in Fresno, CA, for $60 million. The sale, which was subject to approval of disclosure schedules and to regulatory approvals, was completed on August 1, 2000 resulting in a gain of $15,500,000 which is included in Other income, net. Net proceeds from the sale were used to reduce the senior credit facility and other borrowings.

9.   Segment information:

     The operations of the company have been organized into three principal business segments; broadcasting, milling, and real estate. Intersegment sales are not significant. Income from operations by business segment cosist of total sales and other revenue, plus other income, net, less operating expenses. In computing income from operations by business segment, interest income and dividends from marketable securities have not been added, and interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities. Identifiable assets for each segment are as follows:

                                             September 30   December 31
                                                     2000          1999
                                             ------------   -----------

          Broadcasting                       $    362,531   $   405,415
          Real estate                             123,009        92,256
          Corporate                                94,472        93,366
                                             ------------   -----------
          Continuing operations                   580,012       591,037

          Discontinued operations                  54,821        87,475
                                             ------------   -----------

                                             $    634,833   $   678,512
                                             ------------   -----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999.

In June 1999, the Company's real estate subsidiary sold, under threat of condemnation, certain improved property in Seattle Washington. Total gain on the sale amounted to $12,825,000, of which $9,827,000 was recognized in June 1999 and $2,998,000 was recognized in December 1999.

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

In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate on or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operation in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On November 11, 2000 the Company entered into a non-binding letter of intent for the sale of the assets used in the Seattle, Blackfoot, and Portland flour milling operations to a U.S. company and a foreign company. Consummation of the transaction is subject to a number of considerations including, without limitation, necessary government approvals and final approval of the boards of directors of the parties.

On August 1, 2000, the Company's broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 2000 amounted to $6,763,000 compared with $12,724,000 reported for the nine months ended September 30, 1999. Excluding loss from discontinued operations of the milling businesses, income from continuing operations for the nine months ended September 30, 2000 was $22,140,000 compared with 16,364,000 reported last year. This year's results include after tax gains from the sale of KJEO-TV, amounting to $9,168,000, and a small parcel of real estate, amounting to $347,000. Excluding these non-recurring gains and the real estate gain of $6,392,000, net of tax, recognized in June 1999, income from continuing operations for the nine months ended September 30, 2000 increased 26.6% compared with the nine months ended September 30, 1999.

Consolidated net income for the three months ended September 30, 2000 was a loss of $847,000, compared with a loss of $106,000 reported for the third quarter of 1999. Excluding loss from discontinued operations of the milling businesses, income from continuing operations for the three months ended September 30, 2000 was $13,319,000 compared with $2,118,000 reported last year. Excluding the non-recurring gains discussed above, income from continuing operations for the three months ended September 30, 2000 was $3,804,000.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the project in the nine months ended September 30 and the third quarter of 2000 were not significant, and are included in the broadcasting and real estate segments.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $154,583,000      34.2%      $115,215,000

Sales and other revenue increased 38.3% and 2.4% for broadcasting and real estate operations, respectively, in the nine months ended September 30, 2000. Broadcasting and real estate operations are discussed further beginning on page
15. Revenue of the corporate segment decreased 1.2%.

Cost of products and services sold
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $62,796,000       20.0%      $52,317,000
   Percentage of revenue                   40.6%                        45.4%

The increase in cost of products and services sold in 2000 is primarily attributable to costs to acquire, produce, and promote broadcast programming at the newly acquired television stations, which are only included in 1999 results for the period from July through September. The real estate segment reported a 11.3% decline compared with the nine months ended September 30, 1999, largely due to depreciation and the costs to operate the properties that were sold in June 1999. The decrease in the ratio of cost of sales to revenue is due to the fact that many broadcasting expenses are relatively fixed, and do not vary significantly with changes in revenue.

Selling expenses
--------------------------------------------------------------------------------

Nine months ended September 30              2000        % Change        1999

                                         $16,550,000      43.5%     $11,530,000
   Percentage of broadcasting revenue          10.7%                      10.0%

Selling expenses are incurred by the Broadcasting segment. The increase is a result of costs incurred by the newly acquired television stations and increased commissions and related expenses attributable to increased broadcasting revenue.

General and administrative expenses
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $38,840,000       32.2%       $29,375,000
   Percentage of revenue                   25.1%                         25.5%

General and administrative expenses increased in all business segments during 2000. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, higher employee benefit costs and higher legal and consulting expenses. The real estate segment experienced increased salaries, employee benefit costs, and costs related to development of new business opportunities. The corporate segment incurred increased costs in connection with additional personnel.

Other income, net
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $16,034,000       63.2%        $9,827,000

Other income for the nine months ended September 30, 2000 represents gain from the sale of KJEO-TV amounting to $15,500,000 and gain from sale of a small parcel of real estate amounting to $534,000. After deducting income taxes, the gains were $9,618,000 and $347,000, respectively. The 1999 amount represents gain from the sale of real estate.

Interest expense
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $16,524,000      132.5%        $7,107,000

Interest expense includes interest on borrowed funds, loan fees, net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The increase in 2000 interest expense compared with 1999 is attributable to funds borrowed to finance the acquisition of television stations and the acquisition of 50% interest in the Blackfoot flour mill. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $13,767,000       64.9%        $8,349,000
   Effective tax rate                      38.3%                         33.8%

The provision for federal and state income taxes varies directly with pre-tax income. The increase in the effective tax rate for 2000 is largely due to the fact that income of certain of the newly acquired television stations, and the gain on sale of KJEO - TV, is subject to state income taxes.

Other comprehensive income
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                      $3,289,000        N/M       $(28,858,000)

Other comprehensive income represents unrealized gain or loss on the Company's marketable securities, net of deferred income taxes, and varies directly with fluctuations in the market value of the securities. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $24.88 at December 31, 1999, $27.25 at September 30, 2000, $42.94 at December 31, 1998, and $28.00
at September 30, 1999. Unrealized gains and losses are a separate component of stockholders' equity.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                     $51,373,000        12.9%      $45,509,000

Sales and other revenue increased 12.9% and 12.3% for broadcasting and real estate operations, respectively, in the three months ended September 30, 2000. Broadcasting and real estate operations are discussed further beginning on page
15. Revenue of the corporate segment increased 13.8% as a result of changes in other revenue.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                     $20,870,000        3.5%       $20,163,000
   Percentage of revenue                   40.6%                         44.3%

The increase in cost of products and services sold in third quarter 2000 is primarily attributable to increased costs to acquire and produce broadcast programming, partially offset by expense reductions resulting from the sale of the Fresno television station on August 1. The real estate segment experienced a nominal increase in costs relating to the opening of Fisher Plaza.

Selling expenses
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                       $5,436,000       11.0%       $4,896,000
   Percentage of revenue                    10.6%                        10.8%

Selling expenses are incurred by the Broadcasting segment. The increase is primarily a result of increased commissions and related expenses attributable to increased broadcasting revenue.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $13,318,000       13.0%      $11,789,000
   Percentage of revenue                    25.9%                        25.9%

General and administrative expenses increased in all business segments during 2000. The increase at the broadcasting segment is attributable in large part to costs related to programming contracts. The real estate segment experienced increased personnel costs, and the corporate segment incurred increased costs in connection with additional personnel.

Other income, net
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                     $16,034,000

Other income for the three months ended September 30, 2000 represents gains, recorded in the third quarter, from the sale of KJEO-TV amounting to $15,500,000 and from sale of a small parcel of real estate amounting to $534,000. After deducting income taxes, the gains were $9,618,000 and $347,000, respectively. The 1999 real estate gain occurred in the second quarter.

Interest expense
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $5,658,000        3.7%        $5,455,000

Interest expense includes interest on borrowed funds, loan fees, net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The increase in 2000 interest expense compared with 1999 is attributable to funds borrowed to finance the acquisition of television stations and the acquisition of 50% interest in the Blackfoot flour mill. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $8,806,000       709.3%       $1,088,000
   Effective tax rate                      39.8%                         33.9%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate for 2000 reflects the fact that income of certain of the newly acquired television stations, and the gain on sale of KJEO - TV, is subject to state income taxes.

Other comprehensive income
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $14,288,000        N/M      $(31,948,000)

Other comprehensive income represents unrealized gain or loss on the Company's marketable securities, net of deferred income taxes, and varies directly with fluctuations in the market value of the securities. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $19.88 at June 30, 2000, $27.25 at September 30, 2000, $44.13 at June 30, 1999, and $28.00 at September 30, 1999.
Unrealized gains and losses are a separate component of stockholders' equity.

Broadcasting Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                    $141,435,000       38.3%      $102,248,000

Revenue from the newly acquired television stations totaled $21,350,000 in the six months ended June 30, 2000. If, for purposes of comparison, that amount is excluded, sales and other revenue for the nine months ended September 30, 2000 of $120,085,000 would represent a 17.4% increase over the first nine months of 1999. All broadcast groups experienced sales increases. The Seattle, Portland and Regional television stations experienced high demand for advertising by political action committees ("PACs") and, to a lesser degree, political candidates. KOMO Television sales increased 31% for the nine months ended September 30, 2000 compared to the same period in 1999. During the early part of this year the sales increases were the product of local, political and, to a lesser extent, national sales as improved ABC network prime-time program ratings, the ABC broadcast of the Super Bowl, and a presidential primary election contributed to increased advertiser demand and higher advertising rates. While national advertiser demand subsequently softened, increased demand by PACs and consistent local advertiser demand resulted in continued sales growth during the third quarter. The same programming factors also benefited KATU Television in Portland as sales for the nine months ended September 30, 2000 increased 8% compared to 1999. At KATU national sales declined 3% and local sales improved 4%, with nearly 90% of the improvement the result of political advertising, primarily from PACs. Revenue from the Fisher Television Regional Group increased $10.1 million compared with the nine-month period ended September 30, 1999; however, these stations were owned by the Company only 3 months during that period.

Sales and other revenue from the Company's Seattle radio stations improved 19% for the nine months ended September 30, 2000 compared to the same period in 1999. Political advertising was not a major factor in the radio market during this time. Portland radio sales improved 14% due to local sales efforts, even though national sales declined and the stations had little political advertising. Revenue from the 21 small market stations in Montana and Wenatchee, Washington increased 8% for the first nine months of 2000, with growth occurring in each of the group's five markets.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $50,617,000       143.5%      $20,785,000
   Percentage of revenue                   35.8%                         20.3%

Income from operations for the nine months ended September 30, 2000 includes gain on the sale of KJEO television in the amount of $15,500,000. Excluding that gain and operating income from the Fisher Television Regional Group which was only included in 1999 results for the third quarter, the increase in income from operations for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 is 55.2%. Each broadcasting group experienced an improvement compared with the prior year as increases in revenue exceeded increases in operating expenses.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                       $46,539,000      12.9%       $41,221,000

The increase in sales and other revenue during the three months ended September 30, 2000 reflects an increase in political advertising by political candidates and related PACs. The increases occurred primarily at the Seattle and Portland television stations and to a lesser extent radio stations.

Sales for the Fisher Television Regional Group declined approximately 8% for the three months ended September 30, 2000, when compared to the same period during 1999, due to the sale of KJEO-TV which was completed on August 1. If, for purposes of comparison, KJEO is excluded from both periods, sales for the Fisher Television Regional Group increased 4.5% for the three months ended September 30, 2000.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $26,944,000      232.1%       $8,114,000
   Percentage of revenue                    57.9%                        19.7%

Income from operations for the third quarter of 2000 includes gain on the sale of KJEO television in the amount of $15,500,000. Excluding that gain the improvement compared with the nine months ended September 30, 1999 is 41.0%. Each broadcasting group except the Fisher Television Regional Group experienced an improvement compared with the prior year as increases in revenue exceeded increases in operating expenses.

Real Estate Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $9,633,000        2.4%         $9,410,000

The real estate segment includes the Company's real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO Television. 2000 revenue of the real estate segment increased as a result of rent escalations, and rent received from Fisher Plaza. Rents from Fisher Plaza approximated $450,000 as the project is currently in the lease-up phase. Comparison with 1999 results is impacted by the loss of revenue from two properties sold in June, 1999. If revenue from those properties were excluded from 1999 revenue, the percentage increase would be 8.1%. Average occupancy of the real estate subsidiary's properties during the nine months ended September 30, 2000 and 1999 was 97.5% and 97.8%, respectively

1999 real estate revenue has been reclassified to exclude a gain from condemnation, in June 1999, of real estate in the amount of $9,827,000, which has been reclassified to other income for comparability with current year classifications. There is no effect on income from continuing operations as a result of this reclassification.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                      $3,451,000      -72.4%       $12,505,000
   Percentage of revenue                   35.8%                        132.9%

Comparability of results between the periods is impacted by the 1999 condemnation discussed above. Excluding the 1999 real estate transaction, nine-month 2000 operating income increased 42.4% as a result of gain on sale of a small office building in the amount of $534,000, increased revenue, and reduction in operating expenses and depreciation. Operating results of the Fisher Plaza project were not significant as the project is in the lease-up phase.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Sales and other revenue
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                      $3,386,000        12.3%       $3,016,000

The improvement in third quarter 2000 real estate revenue compared with 1999 is primarily due to the rent received from the Fisher Plaza project.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                       $1,403,000       73.9%        $807,000
   Percentage of revenue                    41.4%                       26.7%

Third quarter operating income includes a pre-tax gain from the sale of a small office building amounting to $534,000. The improvement in operating income is also the result of reductions in operating expenses and depreciation.

Discontinued Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Loss from discontinued operations of milling businesses
--------------------------------------------------------------------------------

Nine months ended September 30           2000        % Change         1999

                                     $15,377,000      322.5%       $3,640,000

The loss from discontinued operations of milling businesses for the nine months ended September 30, 2000 includes results of operations of the milling businesses amounting to $1,655,000, net of income tax benefit of $962,000, and estimated loss from disposal of the milling businesses amounting to $13,712,000, net of income tax benefit of $7,384,000. Components of the estimated loss include the excess of net book value of assets over projected sales proceeds, estimated costs of sale including employee severance, and estimated operating results during the phase-out period.

The loss from discontinued operations of milling businesses for the nine months ended September 30, 1999 represents the results of operations of the milling businesses during that period.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Loss from discontinued operations of milling businesses
--------------------------------------------------------------------------------

Three months ended September 30           2000        % Change         1999

                                     $14,166,000       537.0%       $2,224,000

The loss from discontinued operations of milling businesses for the three months ended September 30, 2000 includes results of operations of the milling businesses amounting to $454,000, net of income tax benefit of $266,000, and the estimated loss from disposal of the milling businesses amounting to $13,712,000 described above.

The loss from discontinued operations of milling businesses for the three months ended September 30, 1999 represents the results of operations of the milling businesses during that period.

Liquidity and Capital Resources

As of September 30, 2000, the Company had working capital of $775,000 and cash totaling $4,131,000. The Company intends to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, the Company will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, the Company has a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of the Fisher Plaza project and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios.

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

On May 8, 2000, the Company's broadcasting subsidiary entered into an agreement to sell its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million plus working capital. The sale, which was subject to approval of disclosure schedules and to regulatory approvals, was completed on August 1, 2000 resulting in a gain of $15,500,000 which is included in Other Income, net. Net proceeds were used to reduce the senior credit facility and other borrowings.

In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements.

Net cash provided by operating activities during the nine months ended September 30, 2000 was $47,347,000. Net cash provided by operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $10,455,000, principally $60,000,000 proceeds from the sale of KJEO, reduced by $50,186,000 for purchase of property, plant and equipment used in operations (including the Fisher Plaza project). Net cash used in financing activities was $57,280,000, including payment of $60,227,000 on borrowing agreements and mortgage loans and cash dividends paid to stockholders totaling $6,673,000 or $.78 per share. Borrowings under borrowing agreements and notes payable totaled $9,601,000.

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

Interest Rate Exposure

The Company's strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 5 to the Company's 1999 consolidated financial statements for information regarding the contractual interest rates of the Company's debt. The Company will also consider entering into interest rate swap agreements at such times as it deems appropriate. At September 30, 2000, the fair value of the Company's debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on the Company's fixed rate debt, amounts to $1,500,000 at September 30, 2000.

The Company also has $237,193,000 in variable-rate debt outstanding at September 30, 2000. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $2,250,000 annual change in the Company's pre-tax earnings and cash flows.

In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At September 30, 2000, the notional amount of the swap was $84,375,000 and the fair value of the swap agreement was $54,000. A hypothetical 10 percent change in interest rates would change the fair value of the Company's swap agreement by approximately $1,170,000 at September 30, 2000.

Marketable Securities Exposure

The fair value of the Company's investments in marketable securities at September 30, 2000 is $84,502,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of September 30, 2000, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $8,450,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent the Company's basis in those contracts. As of September 30, 2000, the carrying value of the Company's investment in commodities futures contracts and the total net deferred gains and losses on open contracts were immaterial. At September 30, 2000, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

The planned disposition of the milling businesses will eliminate the Company's exposure to fluctuations in commodity prices.

PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

                Exhibit 10.1 Agreement dated June 29, 2000 between Patrick M. Scott, Karen L. Scott, Fisher Companies Inc., and Fisher Broadcasting Inc.

                Exhibit 27      Financial Data Schedule

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on July 6, 2000 announcing the retirement of Patrick M. Scott, President and CEO of Fisher Broadcasting Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FISHER COMPANIES INC.
                                             (Registrant)

Dated     November 14, 2000             /s/ Warren J. Spector
       ----------------------           --------------------------------------
                                        Warren J. Spector
                                        Executive Vice President and Chief
                                        Operating Officer



Dated     November 14, 2000             /s/ David D. Hillard
       ----------------------           --------------------------------------
                                        David D. Hillard
                                        Senior Vice President and Chief
                                        Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     Exhibit No.                             Description
     -----------                             -----------

        10.1 Agreement dated June 29, 2000 between Patrick M. Scott, Karen L. Scott, Fisher Companies Inc., and Fisher Broadcasting Inc.

        27.1 Financial Data Schedule for quarterly period ended September 30, 2000.