Form 10-K405
period 2000-12-31
FISHER COMMUNICATIONS INC
filed 2001-03-14
CIK 1034669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 000-22439

                           FISHER COMMUNICATIONS, INC.
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

                                                 Yes  X  No___
                                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001, based on the last sale price quoted on the OTC Bulletin Board, was approximately $296,564,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001 was:

              Title of Class                Number of Shares Outstanding
              --------------                ----------------------------
       Common Stock, $1.25 Par Value                8,558,042 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2001, are incorporated by reference under Part III of this Report.

                                     PART I

ITEM 1.        BUSINESS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the section entitled "Additional Factors that May Affect Our Business, Financial Condition and Future Results" below and elsewhere in this annual report. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we not any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

                                     GENERAL

We are a media and communications company engaged primarily in television and radio broadcasting operations, television programming development and production and satellite teleport operations. We also are engaged in real estate investment and management, and flour milling and bakery products distribution. We are seeking to sell our flour milling and bakery products distribution businesses.

Our business is focused primarily on broadcasting and media services, including content development and production, satellite communications services and emerging media investment and development. We currently own 11 network affiliated television stations (and a 50% interest in a company that owns a twelfth television station) and 26 radio stations. We own television stations primarily in the Pacific Northwest including Seattle, the nation's 12th- largest television market, and Portland, Oregon, the nation's 23rd-largest television market, based on Designated Market Area rankings by Nielsen Media Research. According to BIA's State of the Television Industry 2000, Fisher's group of television stations ranked 23rd in percentage of TV households reached. Fisher Broadcasting's television stations reach nearly 4,000,000 households, or approximately 4% of all U.S. television households, based upon data from Nielsen Media Research. According to Inside Radio, our radio stations collectively represent the 28th largest radio group in the United States, ranked by revenue. Our entertainment group develops and produces original programming for cable networks, broadcast syndication and emerging media. We also operate satellite teleports that serve local, national and international news organizations, and corporations.

Our goal is to be a fully integrated communications and media company. We believe Fisher Broadcasting's television and radio holdings give us a substantial communications platform to create and distribute news, information and entertainment. We also have invested in digital communication technology infrastructure through the design and construction of Fisher Plaza, our new digital communications facility in Seattle.

The Board of Directors authorized management to file an application to list our common stock on the Nasdaq National Market. There can be no assurance whether or when any application filed by us will be accepted by Nasdaq or whether the stock will be listed.

Fisher Communications, Inc. (the "Company") was founded in 1910 and is incorporated in the state of Washington. As of December 31, 2000, Fisher Communications, Inc. and subsidiaries had 1,319 full-time employees. In March 2001, the name Fisher Companies Inc. was changed to Fisher Communications, Inc. As used herein, unless the context requires otherwise, when we say "we," "us" or "our," we are referring to Fisher Communications, Inc. and its consolidated subsidiaries. Note 11 to the consolidated financial statements contains information regarding our industry segments for the years ended December 31, 2000, 1999 and 1998.

                                    STRATEGY

Our goal is to be a fully integrated communications and media company. Our strategy includes the following components:

Restructure corporate enterprise to allow greater functional integration of core competencies and to improve operational efficiencies. We have recently begun to implement a corporate restructuring that we expect will lead to improved efficiencies and performance of our operations. The purpose of this restructuring is to enable us to realize our objective of becoming a company that fully integrates broadcast communications and media services operations. Our recent name change from Fisher Companies Inc. to Fisher Communications, Inc. reflects this objective.

Improve competitive position and operational efficiencies of our broadcast communications properties. We have recently constructed a state-of-the-art communications facility, Fisher Plaza, which we believe will enable us to achieve operational efficiencies by centralizing several key aspects of programming and distribution for our broadcast properties. For example, we expect that news stories from all of our broadcast properties will be able to be centrally indexed and stored at Fisher Plaza in a digital format for electronic distribution to our stations. An important part of our strategy is to consider and, where and when and if appropriate, opportunistically acquire or divest properties to improve the competitive positions of our radio and television broadcasting properties. For example, we will look at potential acquisitions of broadcast properties in order to do one or more of the following: improve efficiencies, establish a strategically located geographic footprint, improve our ability to acquire syndicated programming, leverage relationships with networks, and expand our talent pool. Whether, and to what extent, we acquire additional broadcasting properties will depend on a number of factors, including but not limited to the availability of such properties, the relative costs and benefits of such opportunities as compared with non-broadcast opportunities, the cost of financing, acceptable levels of debt, and the manner in which broadcast acquisition alternatives might complement our other operations. We can provide no assurance that we will acquire or divest broadcast properties or, if we do so, when we might make such acquisitions or dispositions or how significant they might be.

Expand relationship with customers and audience by distributing content through additional channels. We are developing new opportunities for creating, aggregating and distributing content through nonbroadcast media channels, such as the Internet. We are co-developing ways to repurpose and more fully utilize the content generated by our broadcast operations by delivering it through alternative media channels such as cell phones, the Internet and web-enabled personal digital assistants. The goal of these efforts is to enable us to deliver highly personalized and localized information that will deepen the trust and loyalty of our audiences. We also believe that Fisher Plaza will support our strategy of seeking to digitize and distribute content through multiple channels by integrating broadcast, satellite, cable, Internet, broadband, wired and wireless telecommunications systems in one state-of-the-art facility. For example, through our agreement with AT&T Wireless, personalized local news and information from our newsrooms in Fisher Plaza is streamed directly to cell phones. KOMO TV is available on personal digital assistants through AT&T Wireless and through any web enabled cell phone.

Develop strategic relationships. We are seeking to develop relationships to accelerate our objective of becoming a fully integrated communications and media company, to enable us to focus on our core competencies and to take advantage of the expertise and financial resources of others. For example, we have an agreement with AT&T to provide local news to AT&T wireless customers for News, Traffic, Weather, and Sports. A.P./ENPS (Electronic News Production System) is an electronic news system that will allow our newsrooms to collaborate and share information. Currently, InterNAP Network Services, Terabeam Networks, ABC, AN Systems (Quicksource), XO Communications, MetroMedia Fiber Networks, AT&T Local Services, Electric Lightwave, and MCI are located in Fisher Plaza.

TELEVISION AND RADIO STATIONS

Our broadcasting operations are conducted through Fisher Broadcasting Co. ("Fisher Broadcasting"), a Washington corporation (formerly Fisher Broadcasting Inc.). Fisher Communications, Inc. owns all the outstanding capital stock of Fisher Broadcasting, except for 3% of the outstanding shares of a class of nonvoting participating preferred stock which is owned by third parties. Fisher Broadcasting had approximately 1,028 full-time employees as of December 31, 2000.

                                   TELEVISION

The following table sets forth certain information regarding our television stations.

                                                                       Analog        Average
                                                    Network           Channel/       Audience      Rank in
 Station      Market Area          DMA (1) Rank   Affiliation       Frequency (2)    Share (3)     Market (3)
---------     ------------------   ------------   -----------      --------------    ---------     ----------
KOMO          Seattle-Tacoma, WA        12           ABC               4/VHF            13.4%          2
KATU          Portland, OR              23           ABC               2/VHF              14%          2
WFXG          Augusta, GA              115           FOX              54/UHF               7%          3
KVAL(4)       Eugene, OR               122           CBS              13/VHF              16%          1
KCBY(4)       Coos Bay, OR             122           CBS              11/VHF              16%
KPIC (4)(5)   Roseburg, OR             122           CBS               4/VHF              16%
KBCI          Boise, ID                123           CBS               2/VHF              12%          2
KIMA(6)       Yakima, WA               125           CBS              29/UHF              13%          2
KEPR(6)       Pasco/Richland/
                  Kennewick, WA        125           CBS              19/UHF              13%          2
KLEW          Lewiston, ID              NA (7)       CBS               3/VHF              NA (7)      NA (7)
WXTX          Columbus, GA             127           FOX              54/UHF               6%          3
KIDK          Idaho Falls, ID          164           CBS               3/VHF              12%          3

__________________________
(1) Designated Market Area ("DMA") represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share (Nielsen Media Research).

(2) VHF refers to very high frequency band (channels 2-13) of the spectrum. UHF refers to ultrahigh frequency band (channels above 13) of the spectrum. In addition, each of these stations has been allocated a digital channel television frequency.

(3) 6 a.m. - 2 a.m. per Nielsen Media Research average ratings February, May, July, and November 2000.

(4) Station ranking is for three-station group designated as KVAL+ by Nielsen Media Research.

(5) Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(6) Station ranking is for two-station group designated as KIMA+ by Nielsen Media Research.

(7) Although included as part of the Spokane, WA DMA, KLEW primarily serves the Lewiston, ID, Clarkston, WA audience that is only a small portion of the Spokane DMA.

Acquisitions

On July 1, 1999, Fisher Broadcasting completed acquisition of the broadcasting assets of Retlaw Enterprises, Inc., a California corporation, and eight wholly owned limited liability companies. The broadcast assets acquired consist of 10 network-affiliated television stations in seven markets located in California, the Pacific Northwest and Georgia, as well as a 50% stock interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC, a television station in Roseburg, Oregon. Total consideration for the assets acquired was $216.7 million, which included $7.6 million of working capital. Proceeds of senior credit facilities financed the acquisition.

On August 1, 2000, we sold for $60 million all of our interest in a limited liability company, which was acquired in the Retlaw acquisition, that owned and operated KJEO-TV in Fresno, CA. Net proceeds from the sale were used to reduce the senior credit facility and other borrowings.

General Overview

Commercial television broadcasting began in the United States on a regular basis in the 1940s. The Federal Communications Commission ("FCC") grants licenses to build and operate broadcast television stations, and currently, a limited number of channels are available for television broadcasting in any one geographic area. Television stations that broadcast over the VHF band generally have some competitive advantage over those that broadcast over the UHF band (channels above 13) because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

There are approximately 102 million U.S. television households of which approximately 70 million are wired cable households and 11 million receive television via direct broadcast satellite. Overall household television viewing has risen to slightly more than 50 hours per week. The average home receives 43 channels and views 10 channels for 10 or more continuous minutes per week. (Nielsen Media Research)

Television stations primarily receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities. Broadcast television stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. Events outside our control can adversely affect advertising revenues. For example, Fisher Broadcasting has experienced declines in advertising revenue during some periods as a result of strikes in major industries. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of such revenue in election years depends on many factors, such as whether Washington and Oregon are contested states in a presidential election. Political and advocacy revenue is very low in years in which there is little election or other ballot activity.

Network Affiliations

A television station's affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the station's programming, revenues, expenses and operations. A station affiliated with ABC, CBS or NBC typically receives approximately 9 to 10 hours of each day's programming from the network. This programming, along with cash payments, is generally provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during designated breaks in and between network programs, and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. In addition, a television station may acquire programming through bartering arrangements. Under such arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying no cash or a reduced fee for such programming. Generally, FOX-affiliated stations receive fewer hours of programming from the FOX Television Network than stations affiliated with ABC, CBS or NBC receive from those networks.

Two of Fisher Broadcasting's television stations are affiliated with the ABC Television Network, eight (including 50%-owned KPIC TV) are affiliated with the CBS Television Network, and two are affiliated with the FOX Television Network. The stations' affiliation agreements provide each station the right to broadcast all programs transmitted by the network with which they are affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station, except the FOX affiliates, receives a specified amount of network compensation for broadcasting network programs.

The network affiliation agreements for our television stations have the following expiration dates:

                                            Network
  Station          Market Area            Affiliation          Expiration Date
  -------        --------------------     -----------       --------------------

   KOMO          Seattle-Tacoma, WA          ABC              September 1, 2004
   KATU          Portland, OR                ABC              September 1, 2004
   KVAL          Eugene, OR                  CBS              February 28, 2006
   KCBY          Coos Bay, OR                CBS              February 28, 2006
   KPIC (1)      Roseburg, OR                CBS              February 28, 2006
   KIMA          Yakima, WA                  CBS              February 28, 2006
   KEPR          Pasco/Richland/             CBS              February 28, 2006
                     Kennewick, WA

   KLEW          Lewiston, ID                CBS              February 28, 2006
   KBCI          Boise, ID                   CBS              February 28, 2006
   KIDK          Idaho Falls, ID             CBS              February 28, 2006
   WFXG          Augusta, GA                 FOX              June 30, 2001
   WXTX          Columbus, GA                FOX              June 30, 2001

_________________

(1) Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC, CBS and FOX, no assurance can be given that such renewals will be obtained. Generally, the networks use a contract renewal with affiliates as an opportunity to modify contract terms. It is uncertain how network-affiliate relations will change in the future. The nonrenewal or modification of a network affiliation agreement could materially harm Fisher Broadcasting's results of operations.

Additional Information About Television Markets and Stations

KOMO TV, Seattle-Tacoma, Washington

Market Overview. KOMO TV operates in the Seattle-Tacoma market, which has
---------------
approximately 1.6 million television households and a population of approximately 4.1 million. In 2000, approximately 74% of the population in the DMA subscribed to cable, and 9.9% received local stations via alternative delivery systems, like direct satellite. (Nielsen Media Research) Major industries in the market include aerospace, manufacturing, biotechnology, forestry, telecommunications, software, Internet products and services, transportation, retail and international trade. Major employers include Microsoft, Boeing, SAFECO, Paccar, Nintendo, Amazon.com, Inc., the University of Washington and Weyerhaeuser. The 2000 television revenue for the Seattle-Tacoma DMA was estimated to be $375 million, as reported by Miller, Kaplan, Arase & Co., LLP, an accounting firm that provides the television industry with revenue figures.

Station Performance. KOMO TV's commitment to be the market leader in local news
-------------------
is manifested on multiple distribution platforms. KOMO TV produces 30.5 hours of live local television news per week on its analog and digital channels. KOMO TV News is the first local television station in the nation to provide local news to cell phones through a relationship with AT&T Wireless.

KOMO TV produces Northwest Afternoon, a daily 60-minute talk program, which typically ranks number one in its time period. The Radio Television and News Directors' Association has recognized KOMO TV nationally in the past year for its investigative reports. The Associated Press awarded various awards for investigative reports to KOMO TV News in 2000. The Association of Television Arts and Sciences awarded 13 Emmys to the station for program and individual excellence in 2000. KOMO TV serves actively in its community, participating in numerous civic and charitable events.

KATU, Portland, Oregon

Market Overview. KATU serves a market of approximately 2.5 million people and
---------------
approximately 1 million television households. Approximately 62% of Portland's population subscribed to cable in 2000. (Nielsen Media Research) The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. High-tech companies, including Intel, employ more than 60,000 people in the region. International trade is an important aspect of the local economy. Other major employers in the Portland area include Fred Meyer, Oregon Health Sciences University, Providence Health System, Legacy Health System, Nike and Freightliner.

Station Performance. KATU currently broadcasts 33 hours of live local news. For
-------------------
25 years, KATU has been a Portland market leader in local program production. KATU's local programs and newscasts are regularly recognized for excellence. Among the awards received in 2000 were: the Radio and Television News Directors' Association Regional Edward R. Murrow Award for Continuing Coverage; AP Oregon awards for Best Newscast and Best Treatment of a Single Subject; and Northwest Emmy chapter award for best single promotional spot.

KATU has a long history of public service and involvement in the community. It is the only station in Portland providing real-time closed captioning of its newscasts.

KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston,
Idaho.

Market Overview. KIMA TV serves the Yakima, Washington area and KEPR TV serves
---------------
the Pasco-Richland-Kennewick (the "Tri-Cities"), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 533,000 people in approximately 203,000 households and has a 60% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston's KLEW TV serves approximately 163,000 people in approximately 62,000 households with a 66% cable penetration. KEPR TV and KLEW TV are KIMA TV's satellite stations, which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale/retail, service and tourism industries. Major employers include food processors such as Tree Top, Snokist, Lamb Weston, Washington Beef and Del Monte, as well as manufacturers such as Boise Cascade, Western RV Manufacturing, Potlatch Corp. and Blount Manufacturing. Other major employers are Fluor Daniel, Bechtel, Pacific N.W. Labs, Lockheed Martin and Sieman Power Corp.

Station Performance. KIMA and KEPR each broadcast 17 hours per week of scheduled
-------------------
live local news programs and are a leader in the market. According to Nielsen Media Research, the combined households of KIMA and KEPR exceed the combined households of the NBC affiliates and the combined households of the ABC affiliates. KLEW TV broadcasts five hours of scheduled live, local news per week. KIMA/KEPR/KLEW have demonstrated a commitment to public affairs and local interest programming. Over the past two years, KLEW TV has received several awards from the Idaho Press Club for its news stories.

KBCI TV, Boise, Idaho

Market Overview. KBCI serves the Boise, Idaho DMA, which has a total population
---------------
of approximately 533,000 and approximately 207,000 TV households. An estimated 46% of the television households in the Boise DMA subscribe to cable television. (Nielsen Media Research) The Boise area ranked among the top five fastest growing metropolitan areas in the United States from 1990 to 2000. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, micronpc.com, Crucial Technology and ZiLOG, as well as JR Simplot Company, Albertson's, Saint Alphonsus Regional Medical Center, St. Luke's Regional Medical Center, DirecTV, US Bank, Idaho Power Company, Boise Cascade, Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, the Idaho State government and the United States government.

Station Performance. KBCI currently broadcasts 14 1/2 hours per week of live
-------------------
local news programs and broadcasts Boise State University men's and women's athletics. The station has won numerous awards for excellence in television broadcasting, including "Best Newscast" in both 1999 and 2000, from the Idaho State Broadcasters. The station has a strong commitment to community affairs with major support provided to a variety of local nonprofit, community-based organizations.

KIDK TV, Idaho Falls/Pocatello, Idaho

Market Overview. KIDK serves the Idaho Falls/Pocatello DMA with a total
---------------
population of approximately 306,000 and approximately 106,000 TV households. An estimated 52% of the television households subscribe to cable. (Nielsen Media Research)

The Idaho Falls/Pocatello DMA consists of 15 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Bechtel, Inc., contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, FMC Corp., Idaho State University and BYU-Idaho.

Station Performance. KIDK broadcasts 14 1/2hours per week of live local news
-------------------
programs. KIDK operates from the main studio in Idaho Falls.

KVAL+ (KVAL TV, KCBY TV, KPIC TV), Eugene, Coos Bay and Roseburg, Oregon

Market Overview. The Eugene/Springfield DMA includes Eugene, Springfield,
---------------
Roseburg, Coos Bay and Corvallis, Oregon. It has a population of approximately 518,000 with approximately 211,000 television households. Approximately 63% of the DMA population subscribed to cable in 2000. (Nielsen Media Research). KCBY TV and KPIC TV are satellite stations of KVAL TV.

The area's economic base includes forest products, agriculture, high-tech manufacturing, packaging, tourism and fishing. Major employers include the state's two major universities-University of Oregon in Eugene and Oregon State University in Corvallis, Sony Disc Manufacturing, Hyundai Semiconductor, Hewlett Packard, Symantec Software, Sacred Heart Medical Center and Roseburg Forest Products.

Station Performance. In the local programming time period from 3 p.m.-8 p.m.,
-------------------
KVAL+ has more audience than the other local stations combined. (Nielsen Media Research) KVAL+ consistently out-performs the CBS national Nielsen ratings. (Nielsen Media Research) KVAL+ broadcasts 17 hours of live local news per week with a long tradition of award-winning news, public affairs programming and information.

WXTX TV, Columbus, Georgia

Market Overview. Columbus, Georgia has a population of approximately 479,000. Of
---------------
the market's approximately 187,000 television households, an above average 75% subscribe to cable. Columbus ranks as Georgia's third largest metropolitan area. Major employers include Fort Benning, AFLAC, Muscogee County School System, The University System, Dolly Madison Bakeries and Synovus.

Station Overview. WXTX continues to outperform the FOX network prime-time rating
-----------------
average. WXTX remains active in community affairs and produces a broad range of public affairs campaigns.

WFXG TV, Augusta, Georgia

Market Overview. Augusta, Georgia has a total population of approximately
----------------
600,000 people. Of the market's approximately 230,000 television households, 65% subscribe to cable. (Nielsen Media Research) Augusta is the state's second largest metropolitan area. Major employers include the United States Military (Ft. Gordon), Textron; Medical College of GA, John Deere, Delta Airlines (Reservation Center) and EZ-Go Golf Carts.

WFXG continues to outperform the average FOX network prime-time rating average in terms of audience delivery. WFXG is committed to active involvement in community affairs.

Competition

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and networks, radio stations, cable systems, satellite broadcast systems, syndicated programmers, Internet websites and print media, and, to some extent, with outdoor advertising.

Competition within the television industry, including the markets in which Fisher Broadcasting's stations compete, is intense. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television "duopolies" (owning and operating two stations in the same market), use of local marketing agreements ("LMAs") and joint sales agreements ("JSAs") and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could materially harm the television broadcasting industry and Fisher Broadcasting's business in particular.

Audience. Stations compete for audience on the basis of program popularity,
--------
which has a direct effect on advertising rates. During periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers. The competition between the networks is intense, and the success of any network's programming can vary significantly over time. Each station competes in non-network time periods on the basis of the performance during such time periods of its programming and syndicated programming it has purchased using a combination of self-produced news, public affairs and other entertainment programming that each station believes will attract viewers. The competition between stations in non-network time periods is intense, and here, too, success can vary over time.

Fisher Broadcasting's stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable programming and alternate methods of television program distribution. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on Fisher Broadcasting's advertising revenues.

Other sources of competition for Fisher Broadcasting's television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players and television game devices), Internet websites, wireless cable and satellite master antenna television systems. Fisher Broadcasting's stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Fisher Broadcasting competes with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Programming. Competition for syndicated programming involves negotiating with
-----------
national program distributors, or syndicators. Fisher Broadcasting's stations compete against in-market broadcast stations for exclusive access to syndicated programming. Cable system operators generally do not compete with local stations for programming; however various national cable networks acquire programs that might have otherwise been offered to local television stations.

Advertising. Advertising rates are based on the size of the market in which a
-----------
station operates, a program's popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Fisher Broadcasting's stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Fisher Broadcasting's television stations are located in highly competitive markets.

Staff and Management. The loss of key staff, including management, on-air
--------------------
personalities and sales staff, to competitors can adversely affect revenues and earnings of television stations.

Digital/High Definition Television ("HDTV")

The Digital Television ("DTV") standard, developed after years of research, and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same size channel (6 MHz) as the current analog standard television system.

DTV brings with it three major changes to the way viewers experience television. First, DTV sets display pictures using a rectangular, wide-screen format, as opposed to the nearly square screens used by current analog TV sets. (In technical terms, this means DTV screens use a "16 by 9" aspect ratio while current analog TV sets use a "4 by 3" aspect ratio. Aspect ratio is the ratio of screen width to screen height.) Because of this screen shape, watching programs on digital TV sets will be similar to watching a movie at the theater, giving more lifelike images and allowing the viewer to feel more involved in the action on screen. Second, DTV delivers six channels of CD-quality, digital surround sound using the same Dolby Digital technology heard in many movie theaters. Third, DTV can deliver high definition pictures with crisp, photographic quality, and greatly enhanced detail.

The following chart sets forth certain information regarding our channel allocation and status for digital/high definition television.

                                                              Currently
                                             Digital Channel  Broadcasting in
         Station   Market Area               Allocation       Digital Format (1)

         KOMO      Seattle-Tacoma, WA        38               Yes (HDTV)
         KATU      Portland, OR              43               Yes (HDTV)
         WFXG      Augusta, GA               51               No
         KVAL      Eugene, OR                25               No
         KCBY      Coos Bay, OR              21               No
         KPIC      Roseburg, OR              19               No
         KBCI      Boise, ID                 28               No
         KIMA      Yakima, WA                33               No
         KEPR      Pasco/Richland/Kennewick  18               No
         KLEW      Lewiston, ID              32               No
         WXTX      Columbus, GA              49               No
         KIDK      Idaho Falls, ID           36               No

_____________________
(1) Those stations that do not currently broadcast in HDTV are required to comply with the FCC rules that require them to broadcast a digital signal by May 2, 2002.

                                     RADIO

The following table sets forth certain information regarding our radio stations located in Seattle and Portland.

                                                                   Number of       Audience Listening
                                                                                   ------------------
                                                                   Commercial
                                                                      Radio
                                    Dial                 Market    Stations in     Rank in     Station
     Market         Station       Position      Power     Rank     the Market     Market(1)    Share(1)      Format
---------------   ------------   ----------    -------   ------   ------------    ---------    --------   -------------
Seattle, WA                                                14          51
                  KOMO AM          1000 kHz      50 kW                                16          3.1%    News/Talk
                  KVI AM            570 kHz       5 kW                                 5          4.1%    Talk
                  KPLZ FM         101.5 MHz     100 kW                                14          3.3%    Music From
                                                                                                          80s, 90s &
                                                                                                          today

Portland, OR                                               25          28
                  KOTK AM          1080 kHz      50 kW                                18          1.3%    Talk
                  KWJJ FM          99.5 MHz      52 kW                                 9          4.3%    Country

___________
(1) Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report.
     Source: Arbitron Co. four-book average - Winter - Fall 2000.

General Overview

Commercial radio broadcasting began in the United States in the early 1920s. Only a limited number of frequencies are available for broadcasting in any one geographic area. The FCC grants the license to operate a radio station. Currently, two commercial radio broadcast bands provide free, over-the-air radio service, each of which employs different methods of delivering the radio signal to radio receivers. The AM band (amplitude modulation) consists of frequencies from 550 kHz to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 MHz to 107.9 MHz.

Radio station revenues are derived almost exclusively from local, regional and national advertising. Radio stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual radio stations. Events outside of our control can adversely affect advertising revenues. For example, we have experienced declines in advertising revenue during some periods as a result of strikes in major industries.

Fisher Radio Seattle (KOMO AM, KVI AM, KPLZ FM), Seattle, Washington

Fisher Radio Seattle stations broadcast to nearly 21,000 square miles of Western Washington with information and entertainment radio services. KOMO has rights under a multiyear contract to be the exclusive radio broadcaster of the University of Washington Huskies football and basketball games.

Fisher Radio Seattle is committed to supporting our community with news and talk programming that addresses local issues that affect the local population and is actively involved in the community by conducting fundraisers for civic and charitable organizations

Fisher Radio Seattle stations have won several awards for news coverage from the Radio and Television News Directors' Association and from the Associated Press. In addition, they have received many awards for excellence in commercial production, fundraising and community involvement and community event development.

Fisher Radio Portland (KOTK AM, KWJJ FM), Portland, Oregon

Fisher Radio Portland stations broadcast to a six-county metropolitan population of approximately 1,738,000. Fisher Radio Portland is committed to serving its community through the airing of public service announcements, as well as sponsoring and organizing various community events. KOTK broadcasts University of Portland college basketball games.

Fisher Radio Regional Group

The following table sets forth general information for Fisher Radio Regional Group Inc.'s stations and the markets they serve.

                                                           Number of     Audience Listening
                                                                        ---------------------
                                                          Commercial
                                                             Radio
                                      Dial                Stations in    Rank in     Station
      Market           Station      Position     Power     the Market   Market(1)     Share         Format
-----------------   -------------   --------    -------   ------------  ---------   ---------    ------------
Billings, MT                                                   16
                    KRKX             94.1 FM    100 Kw                       2           12%     Classic Rock
                    KYYA             93.3 FM    100 kW                       6          7.0%     Adult
                                                                                                 Contemporary
                    KBLG              910 AM       1 kW                      8          4.0%     News/Talk
                    KRZN             96.3 FM    100 kW                       5          9.0%     Active Rock
Missoula, MT                                                    9
                    KZOQ            100.1 FM      14 kW                      1         24.4%     Classic Rock
                    KGGL             93.3 FM      43 kW                      3         10.4%     Country
                    KGRZ             1450 AM       1 kW                     10           (2)     Sports/Talk
                    KYLT             1340 AM       1 kW                      9          1.0%     Oldies
                    KXDR             98.7 FM     100 kW                      7          4.5%     Adult
                                                                                                 Contemporary

Great Falls, MT                                                 9
                    KAAK             98.9 FM     100 kW                      2         16.3%     Adult
                                                                                                 Contemporary
                    KQDI            106.1 FM     100 kW                      2         16.3%     Classic Rock
                    KXGF             1400 AM       1 kW                      8           (2)     Pop Standard
                    KQDI             1450 AM       1 kW                      7          2.0%     News/Talk
Butte, MT                                                       5
                    KMBR             95.5 FM      50 kW                      2         26.2%     Classic Rock
                    KAAR             92.5 FM     4.5 kW                      4         11.5%     Country
                    KXTL             1370 AM       5 kW                      5          3.3%     Oldies/Talk
Wenatchee, WA                                                   9
                    KWWW             96.7 FM     0.4 kW                      5          9.5%     Hot Adult
                                                                                                 Contemporary
                    KZPH            106.7 FM       3 kW                      3         11.3%     Classic Rock
                    KYSN             97.7 FM       3 kW                      6          7.7%     Country
                    KAAP             99.5 FM       5 kW                      7          5.9%     Soft Adult
                                                                                                 Contemporary

                    KWWX             1340 AM       1 kW                      9           (2)     Spanish

__________________

(1) Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, adults 25-54. Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Fall, 2000 Billings Market Report; (b) Missoula, Montana: Willhight Research, Spring, 2000 Missoula/Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Fall, 2000 Great Falls Market Report; (d) Butte, Montana: Arbitron Ratings 12+ 2000 Montana County Coverage Study; and (e) Wenatchee,
     Washington: Eastlan Resources Audience Measurement, Fall 2000 Wenatchee Market Report.

(2)  Listenership is below minimum report standards.

Fisher Radio Regional Group operates 16 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and five stations in Wenatchee, Washington.

Billings is the largest city in Montana, with a metropolitan population of approximately 131,000. It serves as a retail hub for portions of three states and has a regional medical center. Primary industries include agriculture and oil. The four Billings radio stations are leaders in community service. KYYA received the Montana Broadcasters' Association award for "Best Public Service" in 2000.

Missoula is the second largest city in Montana. The Missoula market area is comprised of two counties, with a combined population of approximately 125,000. The County of Ravalli was the state's fastest growing during the 1990s. Missoula is home to the University of Montana, with approximately 12,000 students. The region's other primary industry is timber. The stations in Missoula are committed to community service.

Great Falls is Montana's third-largest city, with a population of approximately 79,000. The largest single employer is Malmstrom Air Force Base. Agriculture is the other primary industry. Fisher currently operates four stations in Great Falls, with a construction permit for a fifth station, which is expected to sign on the air in 2001.

The Butte, Montana market has a population of approximately 35,000. Montana Power Company is the city's largest employer, followed by ASiMI, a silicon manufacturer. Tourism is another primary industry, as Butte is only about 150 miles from Yellowstone National Park. Fisher Radio Regional Group operates three radio stations in Butte, all of which are involved in community events.

Fisher Radio Regional Group operates five radio stations in an area serving Wenatchee, Quincy and Moses Lake, Washington. These three cities in central Washington have a regional population of approximately 88,000. Agriculture is the primary industry. ALCOA also has a plant in the region. The region has no local television stations, so radio stations play an important role in the life of the communities they serve. Approximately one-quarter of the region's population is Hispanic, and one of Fisher Radio Regional Group's stations is the only Spanish-language station in the area.

Competition

A small number of companies control a large number of radio stations within the United States. Some of these companies syndicate radio programs or own networks whose programming is aired by Fisher Broadcasting's stations. Some of these companies also operate radio stations in markets in which Fisher Broadcasting operates, have greater overall financial resources available for their operations and may control large national networks of radio sales representatives.

Competition in the radio industry, including each of the markets in which Fisher Broadcasting's radio stations compete, takes place on several levels: competition for audience, competition for advertisers, competition for programming and competition for staff and management. Additional significant factors affecting a radio station's competitive position include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

During the year 2001 an additional radio service is expected to begin. The FCC has authorized Direct Audio Radio from Satellite ("DARS") to broadcast over a separate frequency spectrum (the "S" band, between 2.31 and 2.36 GHz). Two companies are expected to begin nationwide service this year. Each company is expected to offer approximately 100 different programming channels on a monthly fee basis. Radios capable of receiving these new digital signals are just coming on the market, and the quality of signal reception is not yet certain. While DARS stations are not expected to compete for local advertising revenues, they will compete for listenership, and may dilute the overall radio audience.

Audience. Fisher Broadcasting's radio stations compete for audience on the basis
--------
of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station's cume audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the TSL (time spent listening), which works in correlation to cume as a means of establishing a station's share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create other difficulties that can harm the performance of the station. Fisher Broadcasting has experienced this effect.

The recent proliferation of radio stations and other companies streaming their programming over the Internet is creating additional competition for local radio stations. A spring 2000 survey by the Arbitron Company and Edison Media Research revealed that 7.9% of the national survey respondents had listened to a radio station online within the preceding month, and 6.1% had listened to an Internet-only channel. These channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the soon-expected DARS stations.

Advertising. Advertising rates are based on the number and mix of media outlets,
-----------
the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers' messages to programming. Fisher Broadcasting's radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspaper, yellow pages directories, direct mail, Internet and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

Staff and Management. The loss of key staff, including management, on-air
--------------------
personalities and sales staff, to competitors can adversely affect revenues and earnings of radio stations.

                                MEDIA SERVICES

Fisher Plaza

In 2000, we completed the first of two buildings at Fisher Plaza, our new state-of-the-art communications center located in Seattle. Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. In addition to serving as the new home of Seattle's KOMO TV, Fisher Plaza houses several high-tech companies, including InterNAP Network Services Corporation, a leading provider of Internet connectivity services, and TeraBeam Corporation. Construction of the second building commenced in the fourth quarter of 2000.

Fisher Pathways

Fisher Pathways, Inc. (Fisher Pathways) is a satellite teleport operator and emerging media development company. Its objectives are to generate revenue from satellite communications receive and transmit facilities, and to investigate the potential for revenue streams from emerging communications technologies, including the Internet. Fisher Pathways operates satellite communications teleports in Seattle and Portland, primarily transmitting news, corporate and sporting events originating from these two markets for distant market consumption. The Seattle and Portland teleports are connected to each other via a bi-directional microwave link and to all major NW sports venues via fiber lines. The list of Fisher Pathways' current clients includes ABC, CNN, ESPN, MSNBC, FOX News and Microsoft.

Fisher Pathways also operates a fiber optic terminal with connectivity to the Vyvx national fiber optic network for point-to-point transmission of audio and video signals. In addition, Fisher Pathways offers studio facilities for satellite interviews and distance learning, satellite and fiber booking services and tape playout capability in both Seattle and Portland markets. We believe that our combination of fiber optic and satellite communication capabilities provides Fisher Pathways with a competitive advantage in the efficient transmission of point-to-point and point-to-multipoint video and audio from the Pacific Northwest.

Current revenues attributable to Fisher Pathways' operations are not material to our results of operations. Fisher Pathways' revenues and earnings remain mainly event-driven. News and sporting events occurring in the Northwest, primarily Portland and Seattle, create the demand, and therefore affect revenues received, for the transmission services that Fisher Pathways provides.

Other

We own 2 million shares of the common stock of Terabeam Corporation, which we acquired for an aggregate of $1 million in December 1998. Terabeam Corporation is a provider of fiberless broadband IP services over the first/last mile link of global communications networks.

We hold notes that are convertible into approximately 65% of the outstanding membership interest of AN Systems L.L.C. which we acquired for an aggregate purchase price of $2 million. AN Systems, L.L.C. is developing multimedia information terminals known as The Civia Media Terminal.

                  PROGRAM CONTENT DEVELOPMENT AND PRODUCTION

Fisher Entertainment's mission is to develop original program content, exploit the library of programming previously created by Fisher Broadcasting and establish alliances with other producers to enhance creative output and merge complementary skills. Fisher Entertainment who has taken advantage of the Fisher Plaza digital production facility to create content cost-effectively.

Fisher Entertainment focuses on supplying original productions for broadcast syndication and national cable television networks. In the fall of 2001, NBC Enterprises, Inc. will be syndicating The Other Half, a daily, one-hour daytime talk show co-developed and co-produced by Fisher Entertainment.

Fisher Entertainment Markets

Fisher Entertainment's primary marketplace is series programming for both cable and the first-run syndication markets.

Cable. It is estimated that national cable networks spend $2.5 billion on
-----
original program production, and, as advertising revenues grow, budgets for original production are forecast to expand. (Paul Kagan & Associates). Most of these original productions are commissioned from independent (non-studio-affiliated) suppliers with whom the cable networks have long-term relationships. The cable networks often retain all ownership rights under these agreements.

There are 40 ad-supported basic cable networks that achieve reported ratings. Twenty-four are fully distributed networks reaching more than 50 million households. (Cable Sweeps) Fisher Entertainment is currently targeting eight cable networks for series programming development. Six are fully distributed (USA, MTV, VH1, Comedy Central, FOX Family and The Learning Channel). Two are mid-size networks reaching less than 50 million households-Travel Channel and FX.

In the past year, Fisher Entertainment completed production on three, one-hour specials for Discovery Networks with combined production fees in excess of $500,000. Fisher Entertainment intends to continue to develop original series programming for cable.

Broadcast Syndication. The market for broadcast syndication is highly
---------------------
competitive. First-run syndication is the production of original programs that are sold on a station-by-station, market-by-market basis. Broadcasters compete for a limited number of available programs. Fisher Entertainment intends to pursue syndicated series development in conjunction with production and distribution partners while carefully managing related costs and risks. Copyright retention and production financing will be addressed on a project-by-project basis.

Fisher Station Distribution. Fisher Entertainment continues in its plan to
---------------------------
develop targeted specials (such as The Body Female health specials) and to derive value from the Fisher station libraries by creating cost-effective specials for the Fisher stations and sharing the local advertising revenue. In the past year, Fisher Entertainment has been able to use the Fisher station libraries to produce three specials for the Fisher stations-Mt. St. Helens' Fury, Northwest Caught on Camera and Cry of the Orca. In addition, Fisher Entertainment continues to create value from the Fisher station libraries by licensing footage to outside producers.

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

License Renewal

Broadcasting licenses are currently granted for a standard term of eight years. Those licenses are subject to renewal upon application to the FCC. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with alien ownership limitations; limits on common ownership of broadcasting, cable and newspaper properties; and character, technical and other regulatory standards. Additionally, in the case of television license renewal, the FCC considers the station's compliance with FCC programming and commercialization rules relating to programming for children. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity.

The FCC is required to renew a broadcast license if it finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of either the Communications Act or the FCC's rules; and there have been no other violations by the licensee that taken together would constitute a pattern of abuse. If the incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, such as a conditional renewal, the FCC has the authority to deny the renewal application and permit the submission of competing applications for that frequency.

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

The expiration date for the licenses of our television stations are as follows:

        Station                  Market Area               Expiration Date
        -------                  -----------               ---------------
          KOMO               Seattle-Tacoma, WA            February 1, 2007
          KATU               Portland, OR                  February 1, 2007
          WFXG               Augusta, GA                   April 1, 2005
          KVAL               Eugene, OR                    February 1, 2007
          KCBY               Eugene, OR                    February 1, 2007
          KPIC               Roseburg, OR                  February 1, 2007
          KIMA               Yakima, WA                    February 1, 2007
          KEPR               Pasco/Richland/               February 1, 2007
                                Kennewick, WA
          KLEW               Lewiston, ID                  October 1, 2006
          KBCI               Boise, ID                     October 1, 2006
          WXTX               Columbus, GA                  April 1, 2005
          KIDK               Idaho Falls, ID               October 1, 2006

The license terms of Fisher Broadcasting's and Fisher Radio Regional Group's radio stations in Washington and Oregon expire February 1, 2006. The license terms for all of Fisher Radio Regional Group Inc.'s Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting's FCC licenses could materially harm Fisher Broadcasting's television or radio broadcasting operations.

Assignment and Transfer of Licenses

The FCC prohibits the assignment of a license or the transfer of control of a television or radio broadcasting license without prior FCC approval. In order to obtain such consent, an application must be filed with the FCC on the appropriate form, and the FCC provided with certain information required by the form and its rules. Assignment and transfer applications are subject to public notice, and interested parties may file a petition to deny such an application. In deciding whether to grant an assignment or transfer application, the FCC considers the qualifications of the assignee or transferee, the compliance of the transaction with its multiple ownership and other rules, and other factors in order to determine whether the public interest would be served by such change in ownership. If the FCC finds unresolved substantial and material questions of fact affecting whether the public interest would be served by grant of an assignment or transfer application, it is required to conduct an evidentiary hearing to resolve such outstanding issues.

Multiple Ownership Rules and Cross Ownership Restrictions

The FCC has adopted complex regulations that limit the attributable ownership interests which may be held by a single individual or entity. The following is a summary of those regulations.

Attribution. The FCC generally applies its ownership limits to "attributable"
-----------
interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are interests held by officers and directors of a corporate parent of a broadcast licensee. In addition, interests of any party that holds a financial interest, whether equity or debt or some combination thereof, in excess of 33% of a licensee's total capital are considered attributable under the "debt/equity plus" rule if such holder is either a significant program supplier to the licensee or if such holder has another media interest in the same market.

Television

National Ownership Limits. In its Broadcasting Ownership Biennial Review Report,
-------------------------
issued June 20, 2000 (the "Biennial Report"), the FCC determined to retain its national television ownership cap under which no individual or entity may hold an attributable interest in TV stations that have an aggregate national audience reach exceeding 35%. For this purpose, the FCC counts the television households in each Nielsen DMA in which a party has an attributable interest in a television station as a percentage of the total television households in all DMAs. Only 50% of the television households in a DMA are counted toward the 35% national restriction if the owned station is a UHF station (the "UHF discount"), and households are counted only once regardless of how many interests a party may have in a particular DMA. There is a pending court challenge to the 35% national ownership cap. The FCC has announced its intention to implement a phased-in elimination of the UHF discount near the completion of the transition to digital television.

Local Television Limits. The FCC's rules allow common ownership of two
-----------------------
television stations, regardless of signal contour overlap, as long as each station is in a different DMA. The FCC also allows common ownership of two television stations in the same DMA if there is no Grade B contour overlap of the two stations. The FCC will also now allow an entity holding an attributable interest in one television station in a DMA to acquire a second television station in the same DMA as long as eight separately owned, full-power commercial and noncommercial television stations will remain after the transaction to place the two stations under common ownership is completed, and provided that at least one of the stations in the transaction is not among the top-four rated stations in the market. In addition, the FCC will consider granting rule waivers to permit common ownership of two television stations in the same market in cases in which a same-market licensee is the only reasonably available buyer and the station being acquired is either "failed," "failing" or "unbuilt."

Radio

National Ownership Limits. At present, the FCC imposes no limits on the number
-------------------------
of radio stations that may be directly or indirectly owned nationally by a single entity.

Local Ownership Limits. The FCC limits the number of attributable interests in
----------------------
radio stations that one entity may own locally. These limits are based on radio "markets" that are determined on a case-by-case method by the FCC with reference to a contour overlap standard. FCC rules provide that (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the radio stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical radio station limits and HSR Act approval by the Department of Justice. The FCC has closely scrutinized and invited public comment on applications involving potential ownership of station combinations with high aggregate estimated advertising revenue percentages within a market. On December 6, 2000, the FCC adopted a Notice of Rulemaking in which it proposed to revise the manner in which it administers the local radio ownership rule, and particularly its method of defining radio markets. Among other things, the FCC indicated it would consider using Arbitron market definitions, rather than overlapping contours, to obtain a more accurate measure of radio markets, or, alternatively, to retain the contour overlap method of defining a geographic radio market, but to revise the standard for determining how many stations are in the market and how many of those stations a particular owner is deemed to own.

Combined Ownership of Radio and Television. The FCC will allow a party to own a
------------------------------------------
television station (and a second television station, if otherwise permitted under the FCC's rules) along with any of the following radio station combinations in the same market: (i) up to six radio stations (any combination of AM and FM stations that complies with the local radio ownership rule) if at least 20 independent media voices would exist in the market after the transaction creating the television-radio combination; (ii) up to four radio stations (in compliance with local radio ownership rules) if at least 10 independent media voices would exist in the market after the transaction; or
(iii) one radio station regardless of the number of independent media voices remaining in the market after the transaction. In those markets where a party owns only one television station and there would be at least 20 independent media voices in the market after the transaction, the FCC will allow common ownership of the television station and seven radio stations (again, in compliance with local radio ownership rules). The FCC will also allow waivers of the radio/TV cross-ownership rule in certain cases in which one of the stations in the proposed transaction is a failed station.

LMAs and JSAs. A number of television and radio stations have entered into local
-------------
marketing agreements ("LMAs"). While these agreements may take varying forms, pursuant to a typical LMA separately owned and licensed broadcast television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station and ensure compliance with applicable FCC rules and policies. One typical type of LMA is a programming agreement between two separately owned broadcast stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another television station in its market is generally considered to have an attributable interest in the brokered station. Pre-existing television LMAs that do not conform to the FCC's new local television multiple ownership limitations must be terminated by August 5, 2001, unless they were entered into prior to November 5, 1996, in which case they are grandfathered, conditioned on the FCC's 2004 biennial review. During this initial grandfathering period and during the pendency of the 2004 review, these LMAs may continue in full force and effect, and may also be transferred and renewed by the parties, though the renewing parties and/or transferees take the LMAs subject to a status review of the LMA as part of the 2004 biennial review. At that time, the FTC will reevaluate these grandfathered television LMAs, on a case-by-case basis, to examine the competition, diversity, equities and public interest factors they raise and to determine whether these LMAs should continue to be grandfathered. The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) on a commonly owned station or through a time brokerage or LMA arrangement where the stations serve substantially the same area.

Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements ("JSAs"). While these agreements may take varying forms, under the typical JSA a station licensee obtains, for a fee, the right to sell substantially all the commercial advertising on a separately owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee.

Television/Cable Cross Ownership. The FCC's rules effectively prohibit a cable
--------------------------------
television system (including all parties under common control) from owning an interest in a television station that places a predicted Grade B contour over any portion of the system, and, conversely, prohibit television stations from owning interests in cable systems within their predicted Grade B contour (the "Cable/TV Cross Ownership Rule"). In the Biennial Report, the FCC concluded that the Cable/TV Cross Ownership Rule continues to serve the public interest, and stated that it would retain the rule.

Newspaper/Broadcast Cross-Ownership. The FCC's rules effectively prohibit a
-----------------------------------
radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the "Newspaper/Broadcast Cross-Ownership Rule"). In the Biennial Report, the FCC concluded that the Newspaper/Broadcast Cross-Ownership Rule should be retained because it continues to serve the public interest goal of viewpoint diversity. However, the FCC recognized that there might be situations in which the rule might not be necessary to protect the public interest in diversity and competition, and stated that it would examine in greater detail such situations through a forthcoming Notice of Proposed Rulemaking.

Effect of Noncompliance. If an attributable stockholder of the company has or
-----------------------
acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers or cable systems, or if a proposed acquisition by the Company or Fisher Broadcasting would cause a violation of the FCC's multiple ownership rules or cross-ownership restrictions, Fisher Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its business and may be unable to obtain FCC consents for certain future acquisitions.

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

Programming and Operation

The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers and listeners concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations must also follow various FCC rules that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation.

Disclosure Requirements. On September 12, 2000, the FCC proposed to standardize
-----------------------
and enhance public interest disclosure requirements for television broadcasters. In a Notice of Proposed Rulemaking approved that date, the FCC tentatively concluded that television broadcasters should place information in their public files on a quarterly basis. The information would be on a standardized form, and would replace the current programs-issues lists maintained by television licensees. Among the information that would be required are the amounts of programming broadcast in certain categories, such as news and public affairs programming, and information as to the licensee's closed-captioning and video description activities. It is contemplated that the information would be retained in a station's public file until final action had been taken on its next renewal application.

Equal Employment Opportunities Outreach. On April 18, 2000, the new FCC equal
---------------------------------------
employment opportunities ("EEO") rule went into effect. The new rule requires broadcast licensees to provide equal opportunity in employment to all qualified persons, and prohibits discrimination against any person by broadcast stations because of race, color, religion, national origin or sex. The EEO rule requires each station to establish, maintain and carry out a positive continuing program of specific practices designed to ensure equal opportunity and nondiscrimination in every aspect of station employment policy and practice. It requires stations to recruit for every job vacancy using a variety of recruitment sources sufficient to widely disseminate information concerning the vacancy. In addition, stations are required either (i) to provide notification of each vacancy to any organization that distributes information about employment opportunities upon request and to engage in a specific number of EEO outreach initiatives or (ii) to adopt alternative recruitment techniques that will result in a diverse pool of job applicants. Stations will be required to maintain extensive records regarding their efforts to comply with the rule and to submit regular reports to the FCC evaluating their EEO programs, and each station's performance will be reviewed by the FCC at the midpoint of their renewal term and as part of the renewal process. Stations with few employees are exempted from certain portions of the FCC's EEO requirements. On January 16, 2001, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision invalidating the FCC's EEO rule on constitutional grounds. On January 31, 2001, the FCC issued an order suspending the EEO outreach program rules pending issuance of the Court's mandate and assessment of the Court's decision. We cannot predict whether the FCC or other parties will appeal that decision.

Political Advertising. Political advertising is subject to pervasive federal
---------------------
regulation. Broadcast stations are required by the doctrine of "reasonable access" to sell some advertising time for use by legally qualified candidates for federal office. While there is no comparable right of reasonable access for state or local candidates, once time is sold for any candidate, his or her opponents have the right to purchase comparable amounts and quality of time for their own use. The advertising rates that can be charged a candidate or his or her official committee for advertising "uses" positive broadcasts that feature the identifiable voice or image of the candidate are also subject to FCC regulation. Legally qualified candidates are always entitled, at a minimum, to purchase time for a "use" at rates comparable to what other, nonpolitical candidates pay. During certain periods prior to elections, broadcast stations may charge candidates purchasing time for a use no more than their "lowest unit charge" for the same class and amount of time for the same period. In essence, the candidate must be sold advertisements at the lowest charge the station is receiving from its most favored advertisers for the same class, length of spot and time period, even though the candidate did not buy the volume of advertising purchased by the favored commercial advertiser. In accepting political advertising, stations are prohibited from considering the content of the advertisement, and may not censor such advertisements in any way except to insure that they contain adequate sponsorship identification.

Restrictions on Broadcast Advertising
-------------------------------------

Tobacco and Alcohol Advertising. The advertising of cigarettes on broadcast
-------------------------------
stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of alcohol, including beer and wine. We cannot predict whether any or all of such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising would have an adverse effect on Fisher Broadcasting's stations' revenues and operating income, as well as the revenues and operating incomes of other stations that carry beer and wine advertising.

Lottery Advertising. The FCC has promulgated a number of regulations
-------------------
prohibiting, with certain exceptions, broadcast advertising relating to lotteries and casinos. The U.S. Court of Appeals for the Ninth Circuit (which includes Washington, Oregon, Idaho and Montana) has ruled that the advertising limits on casino advertising are unconstitutional and therefore invalid. The U.S. Supreme Court has declined to review that decision. In June 1999, the U.S. Supreme Court held that current federal law cannot be applied under the First Amendment to prohibit advertisements of lawful private casino gambling on broadcast stations located in Louisiana. In September 1999, the FCC released a Public Notice indicating that, in the U.S. government's brief in an appeal before the U.S. Court of Appeals for the Third Circuit, the government has concluded that the statutory prohibition against broadcasting lottery information, as currently written, may not constitutionally be applied to truthful advertisements for lawful casino gambling, regardless of whether the broadcaster who transmits the advertisement is located in a state that permits casino gambling or a state that prohibits it. The FCC does not interpret the decisions of these courts as applying to forms of lotteries other than casino gambling. The FCC has not withdrawn its September 1999 Public Notice or otherwise reconsidered its position as set forth in that Public Notice. None of these court decisions specifically address any state law prohibitions on the broadcast advertising of lottery information, including casino gambling, within their borders. If state law prohibits such advertising, it is the FCC's position that such prohibition will control notwithstanding any freedom granted under federal law.

Children's Advertising. The FCC has adopted regulations that place quantitative
----------------------
limits on the amount of commercialization during, and adjacent to, television programming intended for an audience of children ages 12 and under. In addition, the FCC's regulations prohibit certain advertising practices, including host selling, that could influence viewers who are children. The FCC has issued a number of forfeitures for violation of these regulations, and has issued substantial forfeitures even in cases where it appears that the violation was inadvertent.

Closed Captioning. Under FCC regulations, adopted pursuant to the
-----------------
Telecommunications Act, 100% of all new English-language video programming must be closed-captioned by January 2006. Programming first exhibited prior to January 1, 1998 is subject to different compliance schedules. In all cases, the FCC's rules require programming distributors to continue to provide captioning at substantially the same level as the average level of captioning that they provided during the first six months of 1997, even if that amount exceeds the benchmarks applicable under the new rules. Certain station and programming categories are exempt from the closed-captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

Video Descriptions. Video description involves the insertion into a TV program
------------------
of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, such as the movement of a person in the scene, and are intended to assist the visually impaired. On July 21, 2000, the FCC adopted rules that require, effective April 1, 2003, that television broadcast stations affiliated with the ABC, NBC, CBS and Fox networks in the top 25 DMAs provide a minimum of 50 hours per calendar quarter of described prime time and/or children's programming, and to "pass through" any video description it receives from a programming provider if technically capable of doing so. In addition, all stations providing local emergency information as part of a regularly scheduled newscast, or as part of a newscast that interrupts regularly scheduled programming, will be required to make the critical details of this information accessible to persons with visual disabilities in the local area, and all stations providing emergency information through a "crawl" or a "scroll" will be required to accompany that information with an aural tone to alert persons with visual disabilities. The FCC did adopt an exemption for those showing it would be an undue burden to comply. Video description or programming is to be provided on TV through the use of the Secondary Audio Programming ("SAP") channel, which is currently used by some broadcasters to provide simultaneous transmission of dialogue in an alternative language, such as Spanish. Fisher operates two television stations-KOMO-TV, Seattle, and KATU, Portland-in the top 25 DMAs, both of which are affiliated with the ABC network

Other Programming Restrictions
------------------------------

Ratings. The television industry has adopted, effective January 1, 1997, and
-------
subsequently revised, on August 1, 1997, a voluntary rating scheme regarding violence and sexual content contained in television programs. FCC rules, adopted to effectuate a Telecommunications Act provision, required that at least one-half of all television receiver models with screen sizes 13 inches or greater produced after July 1, 1999 have technology installed designed to enable viewers to block all programs with a certain violence rating (the "v-chip"), and that all such television receivers produced since January 1, 2000 have v-chips. We cannot predict whether the v-chip and ratings system will have any significant effect on the operations of its business.

Children's Programming. The FCC has adopted regulations effectively requiring
----------------------
television stations to broadcast a minimum of three hours per week of programming designed to meet specifically identifiable educational and informational needs, and interests, of children. Present FCC regulations require that each television station licensee appoint a liaison responsible for children's programming. Information regarding children's programming and commercialization during such programming is required to be compiled quarterly and made available to the public. This programming information is also required to be filed with the FCC annually, and is reviewed as part of each station's renewal application.

Cable and Satellite Television
------------------------------

"Must-Carry" or "Retransmission Consent" Rights. The 1992 Cable Act requires
-----------------------------------------------
television broadcasters to make a periodic election to exercise either "must-carry" or "retransmission consent" rights in connection with the carriage of television stations by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its market, which, in certain circumstances, may be denied. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system, the amount of duplicative programming on a broadcast station and the technical quality of the signal delivered by the station to the cable system headend. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Each Fisher Broadcasting station has elected either to require retransmission consent or to exercise its must-carry rights with regard to each cable system in its respective DMA and each station is currently being carried by all the cable systems deemed material by Fisher Broadcasting to the operation of those stations. The next election will take place on October 1, 2002, to be effective January 1, 2003. It is the cable industry's desire to eliminate the must-carry provision as the broadcast television industry converts to DTV. Elimination of must-carry could adversely affect Fisher Broadcasting's results of operations.

Syndicated Exclusivity/NonDuplication Protection. The FCC's syndicated
------------------------------------------------
exclusivity rules allow local broadcast stations to require that, under certain circumstances, cable television operators black out certain syndicated, non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called superstations, that serve areas substantially removed from the local community). The network nonduplication rule allows local broadcast network affiliates to require, under certain circumstances, that cable television operators black out duplicative network broadcast programming carried on more distant signals.

Satellite Home Viewer Act. The Satellite Home Viewer Act (the "SHVA") permits
-------------------------
satellite carriers and direct broadcast satellite carriers to provide to certain satellite dish subscribers a package of network-affiliated stations as part of their service offering. This service is not intended to be offered to subscribers who are capable of receiving their local affiliates off the air through the use of conventional rooftop antennas or who have received network affiliated stations by cable within the past 90 days. Furthermore, the package of affiliate stations is intended to be offered only for private home viewing, and not to commercial establishments. The purpose of the SHVA is to facilitate the ability of viewers in so-called "white areas" to receive broadcast network programming when they are unable to receive such programming from a local affiliate, while protecting local affiliates from having the programming of their network imported into their market by satellite carriers. As a result of litigation, certain satellite carriers were prohibited from offering program packages that include the package of network affiliates to subscribers that were outside of "white areas."

In response to the concerns of broadcasters, satellite carriers and viewers, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("1999 SHVIA"), on November 29, 1999. This act authorizes satellite carriers to add more local and national broadcast programming to their offerings, and to make that programming available to subscribers who previously have been prohibited from receiving broadcast fare via satellite under compulsory licensing provisions of the copyright law. The legislation generally seeks to place satellite carriers on an equal footing with local cable operators when it comes to the availability of broadcast programming, including the reception of local broadcast signals by satellite retransmission ("local into local") and thus give consumers more and better choices in selecting a multichannel video program distributor ("MVPD"). Among other things, the new legislation and implementing regulation require broadcasters, until 2006, to negotiate in good faith with satellite carriers and MVPDs with respect to their retransmission of the broadcasters' signals, and prohibit broadcasters from entering into exclusive retransmission agreements. Fisher Broadcasting has entered into an agreement with one MVPD, DirecTV, and is continuing to negotiate with another for local into local satellite retransmission of the signals of KOMO TV in Seattle and KATU in Portland, as well as its other television stations, when and if local into local service becomes available. We cannot predict whether or on what terms agreement will be reached as a result of such negotiations with the second MVPD, nor can it predict the economic impact on its stations if it is unable to reach agreement with this MVPD for the local into local satellite retransmission of any or all of our stations. The FCC has initiated several rulemakings to implement the 1999 SHVIA, including a proceeding to determine whether, and to what extent, the FCC's network nonduplication, syndicated exclusivity and sports blackout rules should apply to satellite retransmissions, and to resolve a number of issues relating to retransmission consent issues. We cannot predict the outcome of those proceedings.

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

Under the FCC's DTV rules each existing station will receive a second channel on which to initiate DTV broadcasts. The FCC has specified the channel and the maximum power that may be radiated by each station. DTV stations will be limited to 1 million watts Effective Radiated Power, and no station has been assigned less than 50 thousand watts Effective Radiated Power. The FCC has stated that the new channels will be paired with existing analog channels, and broadcasters will not be permitted to sell their DTV channels, while retaining their analog channels, and vice versa. Each station operated by Fisher Broadcasting and its affiliates has been allocated a second DTV channel.

Affiliates of the ABC, CBS, FOX and NBC television networks in the top 10 television markets had until May 1, 1999 to construct and commence operation of DTV facilities on their newly allocated DTV channels. Affiliates of those networks in markets 11 through 30 had until November 1, 1999 to do the same. All other commercial television stations will be given until May 1, 2002 to place a DTV signal on the air, and all noncommercial stations will have until May 1, 2003. Stations will have one-half of the specified construction periods in which to apply to the FCC for a construction permit authorizing construction of the new DTV facilities. The FCC has indicated its intention to act expeditiously on such applications. While the FCC has announced its intention to grant extensions of the construction deadlines in appropriate cases, the impact of failing to meet these applications and construction deadlines cannot be predicted at this time.

Fisher Broadcasting has already constructed and commenced DTV operation of stations KOMO-DT in Seattle and KATU-DT in Portland. Applications were timely filed for DTV stations to be paired with each of the other Fisher Broadcasting television stations.

Once a Fisher Broadcasting station begins operation of its new DTV facilities it will be required to deliver, at a minimum, a free programming service with picture resolution at least as good as that of the current analog service provided by the station, and will have to be aired during the same time periods as the current service. It may prove possible to provide more than one of such "analog equivalent" signals over a single DTV channel, or to mix an "analog equivalent" signal with other forms of digital material. The FCC will not require a broadcaster to transmit a higher quality HDTV signal over a DTV channel; the choice as to whether to transmit an HDTV signal or one or more "analog equivalent" channels will be left up to the station licensee. It is not believed possible, under the present state of the art, to transmit additional program material over the DTV signal while it is transmitting in the HDTV mode. We cannot predict whether competitors of Fisher Broadcasting's television stations will operate in the HDTV or "analog equivalent" mode or the economic impact of such choices on the stations' operations.

Stations operating in the DTV mode will be subject to existing public service requirements. The FCC has initiated rulemakings contemplating the imposition of additional public service requirements, such as free advertising time for federal political candidates, and increased news, public affairs and children's programming requirements, in the future. We cannot predict whether such changes will be adopted, or any impact they might have on station operations.

By 2003, DTV stations will have to devote at least one-half of their broadcast time to duplication of the programming on their paired analog stations. This simulcasting requirement will increase to 75% in 2004 and to 100% in 2005.

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

In addition, the FCC, in November 1998, voted to impose a fee on DTV licensees providing ancillary and supplementary services via their digital spectrum. The fee will equal 5% of gross revenues obtained from the provision of such ancillary and supplementary services, but will not be assessed against revenues generated by the traditional sale of broadcast time for advertising. The FCC said that it was following the stated goals of the Telecommunications Act to recover a portion of the value of the DTV spectrum, avoid unjust enrichment of broadcasters and recover an amount equal to that which would have been obtained if the spectrum had been auctioned for such ancillary services.

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

The FCC's authorized DTV system utilizes a form of modulation known as 8-VSB. Several broadcast groups have raised questions concerning the efficacy of the 8-VSB modulation standard, particularly in urban settings, due to multipath problems exhibited in some first-generation DTV receivers. On January 19, 2001, the FCC affirmed the 8-VSB modulation system as the DTV transmission standard, concluding that there is no reason to revisit its decision denying a request to allow use of an alternative DTV modulation standard.

The FCC's January 19, 2001 order also set dates for stations with both analog and digital channel assignments within the DTV core (channels 2-51) to elect which channel they will use for their post-transition digital channel. It also held that broadcasters need not replicate with their digital signal the entire Grade B service area of their analog station. However, the Commission said that commercial stations will lose interference protection to those portions of their existing NTSC service area that they do not replicate with their DTV signal by December 31, 2004.

On February 4, 2000, the FCC stated that it would consider the issue of the adequacy of the DTV standard in the context of its forthcoming biennial review of the entire DTV transition, and that, as part of that proceeding, the FCC will encourage parties to comment on concerns regarding the 8-VSB standard. Fisher Broadcasting cannot predict whether the DTV modulation scheme will be changed or the impact of such a change on its future DTV operations.

On December 22, 2000, the FCC issued new rules giving digital-only television stations must-carry status. The FCC tentatively decided that a local TV station may not assert a right to carriage for both its analog and digital signals ("dual carriage"). A further rulemaking was initiated to consider that issue, as well as to resolve a number of other issues relating to the DTV marketplace. We cannot predict the outcome of that proceeding.

New Broadcast Services

Class A LPTV Stations. The low-power television ("LPTV") service was established
---------------------
by the FCC in 1982 as a secondary spectrum priority service. LPTV stations have been prohibited from causing objectionable interference to existing full-service television stations such as operated by Fisher Broadcasting and that must yield to facilities increases of existing full-service stations or to new full service stations. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act of 1999 (the "CPBA"), which required the FCC to prescribe regulations establishing a Class A license available to licensees of qualifying LPTV stations. The CBPA directs that Class A licensees be accorded primary status as a television broadcaster as long as the station continues to meet the requirements set forth in the statute for a qualifying LPTV station. In addition to other matters, the CBPA sets out certain certification and application procedures for LPTV licensees seeking to obtain Class A status, prescribes the criteria LPTV stations must meet to be eligible for a Class A license and outlines the interference protection Class A applicants must provide to analog, DTV, LPTV and TV translator stations. The FCC has issued rules implementing the Class A license class, and is in the process of considering applications seeking Class A status for existing LPTV stations. We cannot predict whether Class A LPTV stations will limit the ability of Fisher Broadcasting to make modifications to its existing and currently proposed television facilities.

Low Power FM. On January 27, 2000, the FCC adopted a Report and Order creating
------------
two new classes of low power FM ("LPFM") stations. They would operate with a maximum power of 100 and 10 watts, respectively, and eligible licensees are limited to nonprofit entities proposing noncommercial operation. The new LPFM stations would be required to meet minimum separation requirements to protect the service contours of existing FM, FM translator and FM booster stations, and proposed FM and FM translator stations. The FCC has accepted applications for new LPFM stations on a state-by-state basis pursuant to a timetable set forth in its rules. Certain parties that proposed that the new service permit individuals and for-profit entities to operate LPFM stations on a commercial basis may seek reconsideration or judicial review of the Report and Order. We cannot predict the outcome of such a review, nor whether LPFM stations as currently contemplated will limit the ability of Fisher Broadcasting to make modifications to its existing and currently proposed radio facilities. In December, 2000, Congress adopted a requirement that LPFM stations provide additional protection to full service FM and FM translator stations. On December 21, 2000, the FCC announced the first 255 applicants eligible for new LPFM stations under the new criteria.

Proposed Legislation and Regulations

As discussed above, under certain circumstances, broadcast stations currently are required to provide political candidates with discounted airtime in the form of lowest unit rates. A number of changes have been proposed before Congress to mandate public service obligations on broadcast stations such as the provision of free or discounted airtime for political candidates.

From time to time, legislation is introduced to change campaign financing or limit political contributions. Fisher Broadcasting is unable to predict the outcome of this debate regarding political advertising and campaign finance reform. Requirements to provide free airtime to candidates or to provide further discounts for airtime, as well as any legislation that results in decreasing political or advocacy spending, could adversely affect the financial performance of Fisher Broadcasting.

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

Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Fisher Broadcasting's broadcasting business, resulting in the loss of audience share and advertising revenues of the stations, and affecting Fisher Broadcasting's ability to acquire additional, or retain ownership of existing, broadcast stations, or finance such acquisitions. Such matters include, for example, (i) changes to the license renewal process; (ii) imposition of spectrum use or other governmentally imposed fees on a licensee;
(iii) proposals to change rules or policies relating to political broadcasting;
(iv) technical and frequency allocation matters, including those relative to the implementation of DTV; (v) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (vi) changes to broadcast technical requirements; (vii) proposals to limit the tax deductibility of advertising expenses by advertisers and (viii) changes in ownership rules and caps. Fisher Broadcasting cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its broadcasting business.

The foregoing is a summary of the material provisions of the Communications Act, the Telecommunications Act and other congressional acts or related FCC regulations and policies applicable to Fisher Broadcasting. Reference is made to the Communications Act, the Telecommunications Act and other congressional acts, such regulations, and the public notices promulgated by the FCC, on which the foregoing summary is based, for further information. There are many additional FCC regulations and policies, and regulations and policies of other federal agencies, that govern political broadcasts, public affairs programming, equal employment opportunities and other areas affecting Fisher Broadcasting's broadcasting business and operations.

                FLOUR MILLING AND FOOD DISTRIBUTION OPERATIONS

Introduction

Our flour milling and food distribution operations are conducted through Fisher Mills Inc. ("FMI"), a wholly owned subsidiary of the Company. FMI is a manufacturer of wheat flour and a distributor of bakery products. FMI owns wheat flour production facilities in Seattle, Washington; Portland, Oregon; Blackfoot, Idaho and leases facilities in Modesto, California. FMI and Koch Agriculture Company of Wichita, Kansas were, until July 1, 1999, each 50% owners of a limited liability company called Koch Fisher Mills LLC that owned and operated a flour milling facility in Blackfoot, Idaho. FMI had operating and sales responsibilities for the Blackfoot facility. On July 1, 1999, the Company and FMI purchased the Koch Agriculture Company interests in Koch Fisher Mills LLC and the Blackfoot facility is now operated as a wholly owned subsidiary known as Fisher Mills LLC. The Blackfoot facility commenced operations in April 1997, and was significantly expanded during 1998 with construction of a conventional flour mill, which began operations in December 1998.

During 2000, FMI produced approximately 2.1 million pounds of flour a day. The Modesto facility was idled in April 2000, the Portland facility was idled in March 2000, and some production equipment in the Seattle mill was also idled in April 2000, concentrating production on the most efficient Seattle and Blackfoot facilities.

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

Bakery products purchased from other food manufacturers are warehoused and distributed, along with FMI-manufactured flour, from FMI's three warehouses in Seattle, Washington; Portland, Oregon and Rancho Cucamonga, California. FMI's distribution division markets its products primarily in the retail bakery and food manufacturing industries. FMI makes deliveries using company-owned and -leased vehicles.

As of December 31, 2000, FMI had 228 full-time employees.

In March 2000, U.S. Bancorp Piper Jaffray Inc. was engaged as a financial advisor to assist management with the sale of its flour milling and bakery products distribution operations. In October 2000, our Board of Directors authorized management to negotiate one or more transactions with third parties with respect to sale of FMI, with terms of a specific transaction subject to approval of the Board. We believe that the sale of these assets will help to focus our resources on our remaining businesses and on becoming a more fully integrated communications and media enterprise.

Business Products

FMI's mills produce wheat flour for sale to a wide variety of end-users. FMI primarily serves specialty niche markets with bag product for smaller manufacturers, institutional markets such as restaurants and hotels, and retail and in-store bakeries. Bulk flour shipped in rail cars and tanker trucks is delivered to large wholesale bakeries and mix manufacturers.

FMI produces approximately 50 grades of flour, ranging from high-gluten spring wheat flour to low-protein cake and cookie flour. FMI believes that it differentiates itself from competitors by producing high-quality specialty flours for specific applications. FMI also produces milling byproduct for sale to the animal feed industry. Millfeed is incorporated into feed rations for dairy cattle and other livestock.

FMI's food distribution division purchases and markets approximately 2,000 bakery-related items, including grain commodities (such as wheat, corn, oats, rye and barley products), mixes, sugars and shortenings, paper goods and other items. Where appropriate, FMI takes advantage of bulk-buying discounts and exclusive supplier agreements to purchase bakery products at favorable market prices.

Competition

The U.S. milling industry is currently comprised of 199 wheat flour mills, down from 252 in 1981, with an average mill size of approximately 7,700 hundred-weights (cwt.) per day capacity. During the same period, the number of milling companies has decreased substantially. Despite a decline in the number of milling companies, milling capacity has increased. The largest five manufacturers account for approximately 67% of total U.S. capacity. FMI, at 36,500 cwt of daily capacity, ranks 8th in the United States. (Milling and Baking News)

Marketing

FMI's milling division markets its products principally in the states of Washington, Oregon and California. The majority of FMI's flour sales are made under contractual agreements with large wholesale bakeries, mix manufacturers, blending facilities, food service distributors and finished food manufacturers. No flour customer accounted for more than 10% of FMI's total revenues during 2000.

FMI's food distribution division, including its wholly owned subsidiary, Sam Wylde Flour Co., Inc., markets its products primarily within a 100-mile radius of FMI's warehouses. FMI's customer base consists primarily of retail and wholesale bakeries, in-store bakeries, retail and wholesale donut shops, retail and wholesale bagel shops and small food manufacturers.

FMI's milling division strives to differentiate itself from its competition with a strong service and technical department, an emphasis on branded products, new product development and growth through the development of conventional and compact milling units. FMI targets its marketing in food groups that are in emerging or growth product life cycles. These food groups are characterized by growth rates higher than average, fragmented market share and a need for technological assistance in product formulation. FMI evaluates market conditions related to each of its products and will exit certain product categories where market consolidation, overcapacity and lack of growth lead to lower margins.

FMI's milling division also utilizes its technical service department as a value-added sales tool. The technical service department is accountable for developing and training salespersons in the company's network of food service distributors. The technical service department also provides on-site product troubleshooting and formulation assistance to small retail bakers and restaurants.

FMI markets its flour through the use of branded products, such as Mondako(R), Golden Mountain(R) and Power(R), and product category branded ingredients under the name Sol Brillante(R). This marketing strategy builds brand identity and differentiates a group of products from other products in the market. Trademarks are also registered in selected international markets in which FMI is engaged in business. FMI's international sales are not, in the aggregate, material to FMI's financial condition or results of operation. See Note 11 to the consolidated financial statements regarding the amount of international sales.

REAL ESTATE OPERATIONS

Introduction

Fisher Properties Inc. ("FPI"), a wholly owned subsidiary of the Company, conducts our real estate operations. Historically, FPI has been a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the greater Seattle, Washington area. Increasingly, FPI is focusing on providing real estate management, communication infrastructure, project management and support services to our other businesses, in particular to our broadcasting and media operations.

As of December 31, 2000, FPI's portfolio of real estate assets included 23 commercial and industrial buildings containing over 1.3 million square feet of leasable space serving approximately 106 tenants and a 201-slip marina. FPI also owns 40 acres of unimproved residential land and manages the development and operations of the 200,000-square-foot Fisher Plaza.

FPI manages, leases and operates the real estate that it owns. FPI does not manage properties for third-party owners, nor does it anticipate doing so in the future. FPI had 46 employees as of December 31, 2000.

Business

FPI seeks to enhance the revenue stream of its real properties, acquire or develop selected strategic real estate and increase the revenue stream from other real properties and property-related activities in our businesses. Cash flow from real estate operations is used entirely to reduce real estate debt, maintain properties and to finance real estate operations, and for capital investment in real estate development. FPI's operations historically have been cash flow positive. As stated in Note 11 to the consolidated financial statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit, including negative income in 1998. FPI also would have incurred a loss in 1999, except for gain from the sale of real property. The majority of FPI's existing operating properties were developed by FPI, and it anticipates most future acquisition and development activities will be located near existing facilities to promote business efficiencies.

Development and Acquisition Activities

In 2000, FPI increased its ownership of industrial property in the Seattle area with the construction of a 274,000-square-foot industrial project in Auburn, Washington. FPI also continues its significant involvement in the development of Fisher Plaza. The first of the two buildings planned for the site and that now houses KOMO TV was substantially completed during the year. Construction of the second building commenced in the fourth quarter of 2000.

From time to time, FPI may consider selling a property when it reaches a certain maturity, no longer fits FPI's investment goals or is under threat of condemnation. In 2000, two properties were sold, a small single-story industrial building located on Fourth Avenue South in Seattle and 280 acres of residential land near Marysville, Washington.

OPERATING PROPERTIES

FPI's portfolio of operating properties is classified into three business categories: (i) office; (ii) warehouse and industrial; and (iii) marina properties. Note 5 to the consolidated financial statements sets forth the minimum future rentals from leases in effect as of December 31, 2000 with respect to FPI's properties. The following table includes FPI's significant properties:

                                   Ownership                        Year           Land Area         Approx.        % Leased
       Name and Location           Interest    FPI's Interest     Developed         (Acres)       Rentable Space    12/31/00
------------------------------     --------    --------------     ---------         -------      ----------------   --------
OFFICE
   West Lake Union Center            Fee            100%             1994            1.24        185 SF               100%
   Seattle, WA                                                                                   Parking for
                                                                                                 487 Cars

   Fisher Business Center            Fee            100%             1986            9.75        195,000 SF            92%
   Lynnwood, WA                                                                                  Parking for
                                                                                                 733 Cars

   Marina Mart                       Fee            100%        Renovated 1993         *         18,950 SF            100%
   Seattle, WA

   Rock Salt Steak House             Fee            100%        Renovated 1987         *         10,160 SF            100%
   Seattle, WA

   1530 Building                     Fee            100%        Renovated 1985         *         10,160 SF            100%
   Seattle, WA

INDUSTRIAL

   Fisher ITC                        Fee            100%             2000            14.6        274,000 SF             0%
   Auburn, WA

   Pacific North Equipment Co.       Fee            100%             N/A              5.5        38,000 SF            100%
   Kent, WA

   Fisher Commerce Center            Fee            100%             N/A             10.21       171,400 SF           100%
   Kent, WA

   Fisher Industrial Park            Fee            100%         1982 & 1992         22.08       398,600 SF            96%
   Kent, WA

MARINA

   Marina Mart Moorings          Fee & Leased       100%         1939 - 1987      5.01 Fee and   201 Slips             99%
   Seattle, WA                                                                    2.78 Leased

_______________

*    Undivided land portion of Marina.

In addition to the above-listed properties, FPI owns land and an easement area that will serve FMI operations once reconfigured by the Port of Seattle during 2000-2001; one acre in Seattle that is part of the development of the Fisher Plaza discussed above; 40 acres of unimproved residential land near Marysville, Washington; and a small residential property in Seattle. FPI does not currently intend to acquire other parking or residential properties.

West Lake Union Center, Fisher Business Center, Fisher Industrial Park and Fisher Commerce Center are encumbered by liens securing nonrecourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service. It is FPI's objective to reduce the debt over time with excess cash flow not needed for capital investments.

INVESTMENT IN SAFECO CORPORATION

A substantial portion of the Company's assets are represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation ("SAFECO"). The Company has been a stockholder of SAFECO since 1923. At December 31, 2000, the Company's investment constituted 2.4% of the outstanding common stock of SAFECO. The market value of the Company's investment in SAFECO common stock as of December 31, 2000 was approximately $98,718,000, representing 15% of the Company's total assets as of that date. Dividends received with respect to the Company's SAFECO common stock constituted 12.5% of the Company's income from continuing operations for 2000. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price has been volatile in recent years, and ranged from $18.00 to $35.875 per share during 2000. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO's periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. The Company has no present intention of disposing of its SAFECO common stock or its other marketable securities, although such securities are classified as investments available for sale under applicable accounting standards (see "Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities"). Mr. William W. Krippaehne, Jr., President, CEO and a Director of the Company, is a Director of SAFECO. SAFECO's common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission. SAFECO common stock trades on The NASDAQ Stock Market under the symbol "SAFC."

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE
                                    RESULTS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our proposed restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We have recently begun to restructure our corporate enterprise with the objective of allowing greater functional integration of core competencies and improving operational efficiencies. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our company will be able to fully integrate our broadcast communications, media services and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs which we are unable to predict at this time.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in losses of audience share and advertising revenue by our stations.

We cannot assure you that any of our stations will continue to maintain or increase its current audience ratings or advertising revenue market share. Fisher Broadcasting's television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternate methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station's competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting's audience share and advertising revenue. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business.

An economic downturn in the Seattle, Washington or Portland, Oregon areas could adversely affect our operations, revenue, cash flow and earnings.

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. An economic downturn in these markets could have a material adverse effect on our operations and financial condition.

Our efforts to develop new business opportunities are subject to technological risk and may not be successful, or results may take longer than expected to realize.

We are developing new opportunities for creating, aggregating and distributing content through non-broadcast media channels, such as the Internet, cell phones, and web-enabled personal digital assistants. The success of our efforts is subject to technological innovations and risks beyond our control, so that the anticipated benefits may take longer than expected to realize. In addition, we have limited experience in non-broadcast media, which may result in errors in the conception, design or implementation of a strategy to take advantage of the opportunities available in that area. We therefore cannot give any assurance that our efforts will result in successful products or services.

The FCC's extensive regulation of the broadcasting industry limits our ability to own and operate television and radio stations and other media outlets.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting's licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity's officers, directors and stockholders to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules could affect our acquisition strategy because they may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including our chief executive officer and other executive officers. We also employ several on-air personalities who have significant loyal audiences in their respective markets. A substantial majority of our executive officers do not have employment contracts with us. We can give no assurance that all such key personnel will remain with us. The loss of any key personnel could adversely affect our operations and financial results.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Our television stations' affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the stations' programming, revenues, expenses and operations. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to change affiliation arrangements in manners that would disadvantage affiliates. The non-renewal or modification of any of the network affiliation agreements could have a material adverse effect on our operating results.

A network might acquire a television station in one of our markets, which could harm our business and operating results.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market, which could materially and adversely affect our business and results of operations.

Our operations may be adversely affected by power outages or earthquakes in the Pacific Northwest.

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001 which caused damage to some of our facilities, including Fisher Mills. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could materially adversely affect our operating results. With respect to the earthquake which occurred on February 28, 2001, there can be no assurance that the expenses and costs incurred by us related to earthquake damage will not be significant. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages. These power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse affect on our operating results. Power shortages in the Northwest could adversely affect the region's economy and our advertising, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants' perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which will entail significant investment by us. An economic downturn in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could have a material adverse affect on our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse affect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could materially and adversely affect our operating results.

We have a substantial investment in the common stock of SAFECO.

As a 2.4% stockholder of the common stock of SAFECO, we will suffer a reduction in the value of our marketable securities assets if the market price of SAFECO common stock significantly declines. In addition, if SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price has been volatile in recent years, and ranged from $18.00 to $35.875 per share during 2000.

Our debt service consumes a substantial portion of the cash we generate, but our ability to generate cash depends on many factors beyond our control.

We currently use a significant portion of our operating cash flow to service our debt. Our leverage makes us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. It further limits our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, and may limit our ability to pay dividends. Finally, it inhibits our ability to compete with competitors who are less leveraged than we are, and it restrains our ability to react to changing market conditions, changes in our industry and economic downturns.

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, delay planned acquisitions and capital expenditures or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

Antitrust law and other regulatory considerations could prevent or delay expansion of our business.

The completion of any future transactions we may consider will likely be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the HSR Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an acquisition or disposition opportunity.

Our efforts to sell our flour milling and bakery production assets may not be successful or may take longer than expected.

We are seeking to sell our flour milling and bakery distribution assets in order to focus our resources on our remaining businesses and to focus on becoming a more fully integrated communications and media enterprise. However, our efforts to sell these assets may not be successful, or may take longer than expected. Delay or failure of our efforts to sell the milling and food distribution assets could also adversely affect our ability to retain personnel and customers.

The food manufacturing and distribution industry is subject to the risks including competition, regulation, potential product liability, supply risks, dependence on third parties, and risks relating to utilization of our milling operations.

The food manufacturing and distribution industry is subject to significant risk. The size and distribution of the U.S. wheat crop in any given year can adversely impact the economics of the Blackfoot facility, which sells most of its product to customers in locations distant from that mill in competition with mills much closer to those customers. Competition in the food industry is intense. Food production is a heavily regulated industry, and federal laws or regulations promulgated by the Food and Drug Administration, or agencies having jurisdiction at the state level, could adversely effect FMI's revenues and results of operations. Certain risks are associated with the production and sale of food products. Food producers and distributors can be liable for damages if contaminated food causes injury to consumers. Although flour is not a highly perishable product, FMI is subject to some risk as a result of its need for timely and efficient transportation of its flour. Costs associated with compliance with environmental laws can adversely affect profitability, although FMI's historical and currently anticipated costs of compliance have not had, and are not expected to have in the foreseeable future, a material effect on the capital expenditures, earnings or competitive position of FMI.

The amount of wheat available for milling, and consequently the price of wheat, is affected by weather and growing conditions. There is competition for certain staff, including competition for sales staff in the food distribution portion of FMI's business. Loss of key sales staff can affect and in some instances has significantly and adversely affected certain food distribution operations. Production of food products also depends on transportation and can be adversely affected if a key carrier serving a facility (e.g., a railroad) experiences operational difficulties. There can be no assurance that FMI will be able to generate sales sufficient to justify utilization of the full capacities of its milling operations and, to date, FMI has been unable to do so.

Our investments in HDTV and digital broadcasting may not result in revenue sufficient to justify the investment.

The ultimate success of digital television broadcasting will depend on programming being produced and distributed in a digital format, the effect of current or future laws and regulations relating to digital television, including the FCC's determination with respect to "must-carry" rules for carriage of each station's digital channel and receiver standards for digital reception, and public acceptance and willingness to buy new digital television sets. Unless consumers embrace digital television and purchase enough units to cause home receiver prices to decline, the general public may not switch to the new technology, delaying or preventing its ultimate economic viability. Our investments in HDTV and digital broadcasting may not generate earnings and revenue sufficient to justify the investments.

The risks inherent in a new business venture may adversely affect the operating results of Fisher Entertainment.

While Fisher Broadcasting has created programming in the past, we do not have significant experience in the creation and distribution of programming on the scale contemplated by Fisher Entertainment. Factors that could materially and adversely effect the results of Fisher Entertainment include competition from existing and new competitors, as well as related performance and price pressures, potential difficulties in relationships with cable and television networks, failure to obtain air time for the programming produced and the changing tastes and personnel of the acquirers of programming. There are many inherent risks in a new business venture such as Fisher Entertainment, including startup costs, performance of certain key personnel, and the unpredictability of audience tastes.

Acquisitions could disrupt our business and harm our financial condition and are in any event uncertain.

We may opportunistically acquire broadcasting and other assets we believe will improve our competitive position. However, any acquisition may fail to increase our cash flow or yield other anticipated benefits due to a number of other risks, including:

     . failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approval,

     . failure of an acquisition to maintain profitability, generate cash flow, or provide expected benefits,

     . difficulty in integrating the operations, systems and management of any acquired assets or operations,

     .    diversion of management's attention from other business concerns, and

     .    loss of key employees of acquired assets or operations.

Some competitors for acquisition of broadcasting or other assets are likely to have greater financial and other resources than we do. We cannot predict the availability of acquisition opportunities in which we might be interested.

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

Property operated by our real estate subsidiary, FPI, is described under "Real Estate Operations - Operating Properties." Real estate projects that are subject to non-recourse mortgage loans are West Lake Union Center, Fisher Business Center, Fisher Industrial Park, and Fisher Commerce Center.

We believe that the properties owned or leased by our operating subsidiaries are generally in good condition and well maintained, and are adequate for present operations.

ITEM 3.        LEGAL PROCEEDINGS

We are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In our opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bid and ask prices for our Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board. As of December 31, 2000, there were seven Pink Sheet Market Makers and 11 Bulletin Board Market Makers. The OTC Bulletin Board constitutes a limited and sporadic trading market and does not constitute an "established trading market". There is currently no "established trading market" for the Company's Common Stock. The range of high and low bid prices for our Common Stock for each quarter during the two most recent fiscal years is as follows:

                        Quarterly Common Stock Price Ranges/(1)/
                        -----------------------------------

                           2000                    1999
                           ----                    ----
Quarter              High        Low         High        Low
-------              ----        ---         ----        ---
     1/st/          $63.50      $54.00      $66.00      $55.25
     2/nd/           80.00       60.00       62.50       56.50
     3/rd/           74.00       70.25       62.63       58.50
     4/th/           72.00       42.00       62.00       57.00

_____________
(1) This table reflects the range of high and low bid prices for our Common Stock during the indicated periods, as published in the NQB Non-NASDAQ Price Report by the National Quotation Bureau. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

The approximate number of record holders of our Common Stock as of December 31, 2000 was 380.

We paid cash dividends on our Common Stock of $1.04 per share for each of the fiscal years 2000 and 1999. On December 6, 2000, we declared a dividend of $.26 per share, payable on March 2, 2001 to shareholders of record on February 16, 2001. Annual cash dividends have been paid on our Common Stock every year since our reorganization in 1971. We currently expect that comparable cash dividends will continue to be paid in the future, although our ability to do so may be affected by the terms of the senior secured credit facilities and other factors described in the subsection "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Additional Factors That May Affect Our Business, Financial Condition and Future Results."

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

Selected Financial Data

                                                                          Year ended December 31,
                                               2000               1999              1998            1997           1996
                                           ------------------------------------------------------------------------------
                                                            (All amounts in thousands except per share data)
Revenue
     Continuing operations                   $209,784           $163,970          $139,902        $136,093       $129,523
     Discontinued operations                  112,102            114,942           108,056         123,941        135,697
                                           ------------------------------------------------------------------------------
                                             $321,886           $278,912          $247,958        $260,034       $265,220
                                           ==============================================================================

Income
     Continuing operations                   $ 31,857           $ 23,061          $ 22,460        $ 23,628       $ 24,310
     Discontinued operations                  (17,327)            (4,968)           (1,403)          1,101          1,776
                                           ------------------------------------------------------------------------------
     Net income                              $ 14,530           $ 18,093          $ 21,057        $ 24,729       $ 26,086
                                           ==============================================================================

Per common share data
Income per share
     Continuing operations                   $   3.72           $   2.70          $   2.63        $   2.77       $   2.85
     Discontinued operations                    (2.02)             (0.58)            (0.16)           0.13           0.21
                                           ------------------------------------------------------------------------------
     Net income                              $   1.70           $   2.12          $   2.47        $   2.90       $   3.06
                                           ==============================================================================

Income per share assuming dilution
     Continuing operations                   $   3.71           $   2.69          $   2.62        $   2.75       $   2.84
     Discontinued operations                    (2.02)             (0.58)            (0.16)           0.13           0.21
                                           ------------------------------------------------------------------------------
     Net income                              $   1.69           $   2.11          $   2.46        $   2.88       $   3.05
                                           ==============================================================================

     Cash dividends declared (1)             $   1.04           $   1.04          $   1.01        $   0.25       $   1.84

                                                                                December 31,
                                               2000               1999              1998            1997           1996
                                           ------------------------------------------------------------------------------
Working capital                              $ 10,121           $ 33,959          $ 34,254        $ 36,336       $ 42,271
Total assets (2)                              646,804            678,512           439,522         438,753        394,149
Total debt                                    283,055            338,174            76,736          73,978         74,971
Stockholders' equity                          262,701            241,975           266,548         266,851        232,129

Certain prior year balances have been reclassified to conform to the 2000 presentation.

(1) Amounts for 2000, 1999 and 1998 include $.26 per share declared for payment in the subsequent year. 1997 amount was declared for payment in first quarter 1998. 1996 includes $.98 per share declared for payment in 1997.

(2) The Company applies Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investments in equity securities, be designated as either trading or available-for-sale. While the Company has no present intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and those investments are reported at fair market value. Accordingly, total assets include unrealized gain on marketable securities as follows:
     December 31, 2000 - $100,912; December 31, 1999 - $78,274; December 31,
     1998 - $131,132; December 31, 1997 - $148,506; December 31, 1996 -
     $120,468. Stockholders' equity includes unrealized gain on marketable securities, net of deferred income tax, as follows: December 31, 2000 - $65,593; December 31, 1999 - $50,878; December 31, 1998 - $85,236; December
     31, 1997 - $96,529; December 31, 1996 - $78,304.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as "may," "could," "would," "expect," "anticipate," intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Additional Factors that May Affect Our Business, Financial Condition and Future Results" as well as those discussed in this sections and elsewhere in this annual report.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 1998 through 2000.

In June 1999, the Company's real estate subsidiary sold, under threat of condemnation, certain improved property in Seattle Washington. Total gain on the sale amounted to $12,825,000, of which $9,827,000 was recognized in June 1999 and $2,998,000 was recognized in December 1999.

On July 1, 1999, the Company and its broadcasting subsidiary completed the acquisition of ten network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties are in seven markets located in California, the Pacific Northwest, and Georgia (the "Fisher Television Regional Group" or the "newly acquired stations"). Total consideration was $216.7 million, which included $7.6 million of working capital (primarily accounts receivable and prepaid expenses, less accounts payable and other current liabilities). Funding for the transaction was from a senior credit facility in the amount of $230 million.

On July 1, 1999, the Company and the milling subsidiary purchased the remaining 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, our milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary, and operating results of the Blackfoot facility are fully consolidated in the milling segment.

In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of our flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Company's Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of the assets of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements . Discussions with interested parties relating to the sale of the assets of Fisher Mills are continuing.

On August 1, 2000, our broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million, resulting in a gain of $15,722,000.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

We plan to continue to implement actions to further improve our competitiveness. These actions include a continuing focus on revenue and net income growth to enhance long-term shareholder value, while at the same time maintaining a strong financial position.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net income for the year ended December 31, 2000 amounted to $14,530,000 compared with $18,093,000 reported for the year ended December 31, 1999. The loss from discontinued operations of milling businesses for the year ended December 31, 2000 includes results of operations of the milling businesses through September 30, 2000 amounting to

$1,665,000, net of income tax benefit of $962,000, and estimated loss from disposal of the milling businesses amounting to $15,662,000, net of income tax benefit of $8,434,000. Components of the estimated loss include the excess of net book value of assets over projected sales proceeds, estimated costs of sale including employee severance, and estimated operating results during the phase-out period. Excluding loss from discontinued operations of the milling businesses, income from continuing operations for the year ended December 31, 2000 was $31,857,000 compared with $23,061,000 reported for 1999. This year's results include after tax gains from the sale of KJEO-TV, amounting to $9,747,000, and two parcels of real estate, amounting to $554,000. Excluding these non-recurring gains and the real estate gain of $8,337,000, net of tax, recognized in 1999, income from continuing operations for the year ended December 31, 2000 increased 46.4% compared with the year ended December 31, 1999.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the project are included in the broadcasting and real estate segments.

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

Milling operation results are included in the caption labeled "Discontinued Operations."

Revenue
----------------------------------------------------------------------------------------------------------
                             2000            % Change           1999           % Change           1998
                         $209,784,000          27.9%        $163,970,000         17.2%        $139,902,000

Broadcasting revenue increased 28.7% in the year ended December 31, 2000 and real estate revenue increased 17.9%. The increase in broadcasting revenue is largely attributable to advertising by political action committees and political candidates during the general elections year as well as to the Fisher Television Regional Group, which was acquired in July 1999. The increase in real estate revenue is largely from rents from the Fisher Plaza Project. Because 2001 is not a general elections year, we expect revenue from broadcast political advertising to be significantly below similar revenue in 2000 and expect our overall revenue from broadcasting operations to be less than revenue from similar operations for the year 2000.

Broadcasting revenue increased 19.3% in the year ended December 31, 1999, largely attributable to the Fisher Television Regional Group which was acquired on July 1. Revenue of the real estate segment declined 4.2%, largely the result of the loss of revenue from two properties sold in June 1999.

Cost of products and services sold
----------------------------------------------------------------------------------------------------------
                             2000            % Change           1999           % Change           1998
                         $ 86,918,000          18.5%        $ 73,375,000         17.2%        $ 62,624,000
Percentage of revenue            41.4%                              44.7%                             44.8%

The increase in cost of products and services sold in 2000 is primarily attributable to costs to acquire, produce, and promote broadcast programming at the newly acquired television stations, which are only included in 1999 results for the period from July. The decrease in cost of sales as a percentage of revenue is due to the fact that many broadcasting expenses are relatively fixed, and do not vary significantly with changes in revenue.

The increase in cost of products and services sold in 1999 is attributable to costs incurred by the television stations acquired on July 1, which were not included in 1998 results, and increased costs to acquire, produce, and promote broadcast programming at existing broadcast stations.

Selling expenses
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 22,791,000       33.1%      $ 17,118,000        31.4%       $ 13,032,000
Percentage of revenue                 10.9%                         10.4%                            9.3%

Selling expenses are incurred by the Broadcasting segment. The increases are a result of costs incurred by the newly acquired television stations and increased commissions and related expenses attributable to increased broadcasting revenue.

General and administrative expenses
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 51,501,000       18.5%      $ 43,448,000        42.6%       $ 30,475,000
Percentage of revenue                 24.5%                         26.5%                           21.8%

General and administrative expenses increased in all business segments during 2000. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, higher employee benefit costs, and higher legal and consulting expenses. The real estate segment experienced increased salaries, employee benefit costs, and costs related to development of new business opportunities. The corporate segment incurred increased costs in connection with additional personnel.

All business segments incurred increased general and administrative expenses during 1999. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, to costs related to the Fisher Entertainment division, and to higher employee benefit costs at other operations. The real estate segment experienced increased depreciation expense, salaries, and employee benefit costs. The corporate segment incurred increased costs in connection with additional personnel, employee benefits, a new corporate marquee and brand identity program, and new strategic initiatives.

Net gain on sales of properties
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 16,574,000       29.2%      $ 12,825,000         N/A             N/A

Net gain on sales of properties for the year ended December 31, 2000 represents gain from the sale of KJEO-TV amounting to $15,722,000 and gain from sale of two parcels of real estate amounting to $852,000. After deducting income taxes, the gains were $9,747,000 and $554,000, respectively. The 1999 amount represents gain from the sale of real estate.

Other income, net
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $  4,625,000       -2.9%      $  4,761,000        12.7%       $  4,224,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income.

Interest expense
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 21,360,000       72.7%      $ 12,367,000        228.5%      $  3,765,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The increase in 2000 interest expense compared with 1999 is attributable to funds borrowed to finance the acquisition of television stations and the acquisition of 50% interest in the Blackfoot flour mill. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

The primary cause of the increase in 1999 interest expense compared with 1998 is attributable to funds borrowed to finance the acquisition of television stations and the acquisition of the 50% interest in the Blackfoot flour mill previously owned by Koch Agriculture Company.

Provision for federal and state income taxes
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 16,556,000       35.8%      $ 12,187,000         3.5%       $ 11,770,000
Effective tax rate                    34.2%                         34.6%                           34.4%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate is less than the statutory rate for all years primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 14,715,000       142.8%      (34,358,000)      -204.2%      $(11,293,000)

Other comprehensive income represents the change in the fair market value of the Company's marketable securities, net of deferred income taxes. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $32.88 at December 31, 2000, $24.88 at December 31, 1999, and $42.94 at December
31, 1998. Unrealized gains and losses are a separate component of stockholders' equity.

BROADCASTING OPERATIONS

Revenue
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $195,934,000       28.7%      $152,223,000        19.3%       $127,637,000

Revenue from the newly acquired television stations totaled $21,350,000 in the six months ended June 30, 2000. If, for purposes of comparison, that amount is excluded, sales and other revenue for the year ended December 31, 2000 of $174,584,000 would represent a 14.7% increase over 1999. Revenue increased at all broadcasting operations, with the largest increase realized by the Seattle, Portland and Regional television stations due to high demand for advertising by political action committees ("PACs") and to a lesser degree candidates for political office. KOMO TV sales increased 27% for the twelve months ended December 31, 2000 compared to the same period in 1999. During the early part of this year the sales increases were the product of local, political and to a lesser extent national sales. Improved ABC network prime-time program ratings, the ABC broadcast of the Super Bowl and a presidential primary election all contributed to increased advertiser demand and resulted in higher advertising rates for KOMO TV during the first six months of the year. While national advertiser demand subsequently softened, increased demand by PACs and political candidates, and consistent local advertiser demand, resulted in increased spot rates and continued sales growth during the second half of 2000. Political sales accounted for 68% of KOMO TV's overall revenue increase, while national sales declined 2% from 1999. The same programming factors also benefited KATU Television and sales for that station for the twelve months ended December 31, 2000 increased 15% compared to 1999. However, political sales accounted for all of the overall revenue increase, as national sales for KATU declined 9% during the period and more than offset the 2% improvement in local sales. Revenue from the Fisher Television Regional Group increased approximately $18,610,000 compared with the year ended December 31, 1999; however, these stations were owned by the Company only six months during that period.

Seattle radio sales improved 12% for the twelve months ended December 31, 2000 compared to the same period in 1999. That improvement was modestly below the general growth of the Seattle radio advertising market (according to an independent market revenue survey). Political advertising was not as significant a factor in the Seattle radio market as it was for television stations during 2000; however, about 10% of the overall revenue growth for Fisher's Seattle radio group was derived from political advertising sales. All three of the Seattle stations, KOMO AM, KVI AM and KPLZ FM, reported increased advertising sales during 2000 when compared to the prior year. Portland radio sales improved 11% for the twelve months ended December 31, 2000, compared to 1999. The growth was due to increases in both local and political sales, while national sales declined 8%. Political sales represented approximately one-half of the overall increase. Both KOTK and KWJJ FM realized improved sales during the year and the larger growth was realized by the KOTK, which has solidified a consistent audience since switching to a syndicated "Talk" format. The Fisher Radio Regional Group of small market stations in Montana and Wenatchee, Washington experienced a 10% increase in advertising sales in 2000, with growth occurring in each of the five markets.

Because 2001 is not a general elections year, we expect revenue from broadcast political advertisements to be significantly below similar revenue in 2000 and expect our overall revenue from broadcasting operations to be less than revenue from similar operations for the year 2000.

Our satellite teleport and Fisher Entertainment divisions generated revenue of approximately $1,200,000 and $900,000, respectively in 2000.

1999 broadcasting revenues include the television stations acquired July 1 and, therefore, are not directly comparable with 1998. The new television stations, known as Fisher Television Regional Group, earned revenues of $22,000,000 subsequent to the acquisition. Excluding the newly acquired stations, 1999 broadcasting revenue was 2% greater than the record revenue recorded in 1998, which included more than $5,000,000 from political advertising. Revenue from KOMO TV in Seattle increased modestly as increased revenue from local and national advertising and paid programming more than offset a decline in political advertising. KATU Television in Portland reported a decline in revenue of approximately 7% as all advertising categories declined. Revenue from radio operations increased approximately $3,500,000, including $3,100,000 from the Company's Seattle radio stations, and $750,000 from the twenty-one small market stations in Montana and Eastern Washington. Revenue from Portland radio operations (KWJJ-FM and KOTK) declined approximately $350,000. Our satellite teleport and Fisher Entertainment divisions generated revenue of approximately $1,000,000 and $500,000, respectively in 1999.

Income from operations
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 67,607,000       93.9%      $ 34,862,000         2.7%       $ 33,937,000
  Percentage of revenue               34.5%                         22.9%                           26.6%

Income from operations for the year ended December 31, 2000 includes gain on the sale of KJEO-TV in the amount of $15,722,000. Excluding that gain and operating income from the Fisher Television Regional Group which was only included in 1999 results for the second half, the increase in income from operations for the year ended December 31, 2000 is 41.5% compared with 1999. Each broadcasting group except the Portland radio group experienced an improvement compared with the prior year as increases in revenue exceeded increases in operating expenses. Overall, operating expenses at the broadcasting segment increased 21.9% in 2000, including the effect of the operating costs of the newly acquired stations. Aside from the additional costs of operating the regional television group for the entire year 2000, other significant cost increases included depreciation of KOMO TV's new digital broadcast equipment in Fisher Plaza, local sales commissions and merchandising expenses that accompanied the significant growth in local sales during the year and increased employment costs including benefits.

1999 operating income from the newly acquired Fisher Television Regional Group and increased operating income from Seattle television and radio operations and the small-market radio group were partially offset by declines in operating income at Portland television and radio operations. Operating expenses at the broadcasting segment increased 25.3% in 1999, primarily due to the operating costs of the newly acquired stations and the Fisher Entertainment division. Operating expenses of ongoing broadcast operations increased 4.2% due primarily to increased depreciation and administration expenses, including employee benefit costs. 1998 results were impacted by a provision, recorded in the first quarter, for anticipated losses incurred from (i) the sale of former Portland radio studios, as part of obtaining new facilities for KWJJ-FM and KOTK, and
(ii) an interest in Affiliate Enterprises, Inc.

REAL ESTATE OPERATIONS

Revenue
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 13,850,000       17.9%      $ 11,747,000        -4.2%       $ 12,265,000

The real estate segment includes our real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. 2000 revenue of the real estate segment increased as a result of rent escalations, and rent received from Fisher Plaza.

Rents from Fisher Plaza approximated $1,589,000 as the project is currently in the lease-up phase. Comparison with 1999 results is impacted by the loss of revenue from two properties sold in June 1999. If revenue from those properties were excluded from 1999 revenue, the percentage increase would be 23.1%. Marketing efforts are underway for the five-building project in Auburn, Washington, known as the Fisher Industrial Technology Center, which was substantially completed in September 2000.

1999 real estate revenue has been reclassified to exclude a gain from condemnation of real estate in the amount of $12,825,000, which has been reclassified to gain on sales of properties for comparability with current year classifications. There is no effect on income from continuing operations as a result of this reclassification.

1999 real estate revenue decreased 4.2% compared with 1998, due to loss of revenue from the properties sold.

Income from operations
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $  4,648,000      -71.0%      $ 16,028,000       289.3%       $  4,117,000
Percentage of revenue                 33.6%                        136.5%                           33.6%

Comparability of results between periods is impacted by gain on sale of two real estate parcels in 2000, amounting to $852,000, and the 1999 condemnation discussed above. Excluding the real estate gains in both years, 2000 operating income increased 18.5% compared with 1999, largely as a result of the operating results of the portion of the Fisher Plaza project not occupied by KOMO TV.

The 1999 real estate gain similarly affects comparability of income from operations between 1999 and 1998. When the gain is excluded, operating income as a percentage of revenue is 27.2% in 1999. The decline in 1999 income from operations, adjusted to exclude the real estate gain, compared with 1998 is attributable partially to loss of income from the real estate sold, and to increased operating expenses, including certain one-time operating charges resulting from the condemnation and increased repair, maintenance, and personnel costs.

DISCONTINUED OPERATIONS

Loss from discontinued operations of milling businesses
--------------------------------------------------------------------------------------------------------
                                  2000         % Change        1999           % Change          1998
                              $ 17,327,000      248.8%      $  4,968,000       254.1%       $  1,403,000

The loss from discontinued operations of milling businesses for the year ended December 31, 2000 includes results of operations of the milling businesses through September 30, 2000 amounting to $1,665,000, net of income tax benefit of $962,000, and estimated loss from disposal of the milling businesses amounting to $15,662,000, net of income tax benefit of $8,434,000. Components of the estimated loss include the excess of net book value of assets over projected sales proceeds, estimated costs of sale including employee severance, and estimated operating results during the phase-out period.

The loss from discontinued operations of milling businesses for the years ended December 31, 1999 and 1998 represents the results of operations of the milling businesses during those periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. We are required to adopt FAS 133 for the year ending December 31, 2001. Adoption of FAS 133 is not expected to have a material impact on our earnings.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Adoption of SAB 101 did not have a material impact on our financial statements for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had working capital of $10,121,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, we have a five-year unsecured revolving line of credit (revolving line of credit) with two banks in a maximum amount of $100,000,000 to finance construction of the Fisher Plaza Project and for general corporate purposes. See Note 13 to the consolidated financial statements for information concerning the Fisher Plaza project. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires us to maintain certain financial ratios.

In June 1999, we entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of Fisher Television Regional Group and for general corporate purposes. See Notes 6 and 12 to the consolidated financial statements for information concerning the acquisition and the senior credit facility. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on our ratio of funded debt to operating cash flow. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by Fisher Communications, Inc. The senior credit facility also places limitations on various aspects of our operations (including the payment of dividends) and requires compliance with certain financial ratios.

In August 1999, we entered into an interest rate swap contract fixing the interest rate at 6.52%, plus a margin based on our ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004.

In March 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of our flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of the assets of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying consolidated financial statements.

Net cash provided by operating activities during the year ended December 31, 2000 was $58,809,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $1,798,000; principally $60,000,000 proceeds from the sale of KJEO-TV, reduced by $59,587,000 for purchase of property, plant and equipment (including the Fisher Plaza project). Net cash used in financing activities was $63,998,000, including payment of $63,413,000 on borrowing agreements and mortgage loans, net borrowings under notes payable and borrowing agreements of $8,294,000, and cash dividends paid to stockholders totaling $8,898,000 or $1.04 per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of interest rates, securities prices and grain prices. These exposures are directly related to our normal funding and investing activities and to the use of agricultural commodities in our operations.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 6 to the consolidated financial statements for information regarding the contractual interest rates of the Company's debt. We will also consider entering into interest rate swap agreements at such times as we deem appropriate. At December 31, 2000, the fair value of our debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates, and on our fixed rate debt, amounts to $1,438,000 at December 31, 2000.

We also had $233,074,000 in variable-rate debt outstanding at December 31, 2000. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $2,017,000 annual change in our pre-tax earnings and cash flows.

In August 1999 we entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At December 31, 2000, the fair value of the swap agreement was ($1,396,000). A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $1,057,000 at December 31, 2000.

Marketable Securities Exposure

The fair value of our investments in marketable securities at December 31, 2000 was $102,080,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of December 31, 2000, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. SAFECO's common stock has been volatile in recent years, and ranged from $18.00 to $35.875 per share during 2000. While we have no intention to dispose of our investments in marketable securities, we have classified our investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of Fisher Communications, Inc., is a Director of SAFECO. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,208,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with our grain and flour inventories, product gross margins, and certain anticipated transactions in our milling operations. Commodities such as wheat are purchased at market prices that are subject to volatility. As an element of our strategy to manage the risk of market price fluctuations, we enter into various exchange-traded futures contracts. We closely monitor and manage our exposure to market risk on a daily basis in accordance with formal policies established for this activity. These policies limit the level of exposure to be hedged. All transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase and sales of our products.

We enter into both forward purchase and sales commitments for wheat flour. At the same time, we enter into generally matched transactions using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of wheat.

We determine the fair value of our exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent our basis in those contracts. As of December 31, 2000, the carrying value of our investment in commodities futures contracts and the total net deferred gains and losses on open contracts are immaterial. At December 31, 2000, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices are not material.

Following the planned disposition of the milling businesses our exposure to fluctuations in commodity prices will be eliminated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings "Information With Respect to Nominees and Directors Whose Terms Continue", "Security Ownership of Certain Beneficial Owners and Management", and "Compliance With Section 16(a) Filing Requirements" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the heading "Executive Compensation" and "Information With Respect to Nominees and Directors Whose Terms Continue" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading "Transactions With Management" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)  (1)  Consolidated Financial Statements:

                      .    Reports of Management and Independent Accountants

                      . Consolidated Statement of Income for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

                      . Consolidated Balance Sheets at December 31, 2000 and December 31, 1999

                      .    Consolidated Statements of Stockholders' Equity

                      . Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

                      . Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

                      .    Notes to Consolidated Financial Statements

                 (2)  Financial Statement Schedules:

                      .    Report of Independent Accountants

                      . Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

                      . Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                 (3)  Exhibits:  See "Exhibit Index."

            (b)       Forms 8-K filed during fiscal year 2000:

                               A report on Form 8-K was filed with the
                               Commission on March 15, 2000 announcing that the Company's board of directors approved management's recommendation to engage U.S. Bancorp Piper Jaffray Inc. as a financial advisor to assist management with the sale of its flour milling and bakery products distribution businesses.

                               A report on Form 8-K was filed with the
                               Commission on May 12, 2000 announcing an agreement to sell KJEO-TV, Fresno, CA to the Ackerley Group for $60 million, subject to regulatory approvals.

                               A report on Form 8-K was filed with the
                               Commission on July 14, 2000 announcing the retirement of Patrick M. Scott, President and CEO of Fisher Broadcasting Inc.

                               A report on Form 8-K was filed with the
                               Commission on December 22, 2000 announcing that the undisclosed buyers of its flour milling assets have notified the company that they do not intend to proceed with the transaction.

Report of Management

         Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

         The independent accountants audit the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent report on such financial statements.

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


/s/ Warren J. Spector

Warren J. Spector
Executive Vice President and Chief Operating Officer


/s/ David D. Hillard

David D. Hillard
Senior Vice President and Chief Financial Officer


Report of Independent Accountants

To the Stockholders and
Board of Directors of
Fisher Communications, Inc. (formerly Fisher Companies Inc.)

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Communications, Inc. (formerly Fisher Companies Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

February 5, 2001

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


Year Ended December 31                                                                     2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenue
    Broadcasting                                                                      $ 195,934     $ 152,223     $ 127,637
    Real estate                                                                          13,850        11,747        12,265
----------------------------------------------------------------------------------------------------------------------------
                                                                                        209,784       163,970       139,902
----------------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of products and services sold                                                   86,918        73,375        62,624
    Selling expenses                                                                     22,791        17,118        13,032
    General, administrative and other expenses                                           51,501        43,448        30,475
----------------------------------------------------------------------------------------------------------------------------
                                                                                        161,210       133,941       106,131
Net gain on sales of properties                                                          16,574        12,825
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                                                   65,148        42,854        33,771
Other income, net                                                                         4,625         4,761         4,224
Interest expense                                                                         21,360        12,367         3,765
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before provision for income taxes                                                    48,413        35,248        34,230
Provision for federal and state income taxes                                             16,556        12,187        11,770
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        31,857        23,061        22,460
Loss from discontinued operations of milling
    businesses, net of income tax                                                       (17,327)       (4,968)       (1,403)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $  14,530     $  18,093     $  21,057
----------------------------------------------------------------------------------------------------------------------------

Income per share:
    From continuing operations                                                        $    3.72     $    2.70     $    2.63
    From discontinued operations                                                          (2.02)        (0.58)        (0.16)
----------------------------------------------------------------------------------------------------------------------------
    Net income per share                                                              $    1.70     $    2.12     $    2.47
----------------------------------------------------------------------------------------------------------------------------

Income per share assuming dilution:
    From continuing operations                                                        $    3.71     $    2.69     $    2.62
    From discontinued operations                                                          (2.02)        (0.58)        (0.16)
----------------------------------------------------------------------------------------------------------------------------
    Net income per share assuming dilution                                            $    1.69     $    2.11     $    2.46
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                                       8,556         8,548         8,541

Weighted average shares outstanding assuming dilution                                     8,593         8,575         8,575

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


December 31                                                                                       2000              1999
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
ASSETS
Current Assets
    Cash and short-term cash investments                                                      $     218        $    3,609
    Receivables                                                                                  40,375            59,026
    Inventories                                                                                                    13,755
    Prepaid income taxes                                                                            563             1,276
    Prepaid expenses                                                                              3,862             5,948
    Television and radio broadcast rights                                                        10,253            10,456
    Net working capital of discontinued operations                                               10,526
-------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                     65,797            94,070
-------------------------------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                                          102,080            79,442
-------------------------------------------------------------------------------------------------------------------------
Other Assets
    Cash value of life insurance and retirement deposits                                        11,725            11,637
    Television and radio broadcast rights                                                          927             1,076
    Intangible assets, net of amortization                                                     194,316           244,367
    Investments in equity investees                                                              3,057             3,003
    Other                                                                                       10,017             9,290
    Net noncurrent assets of discontinued operations                                            39,236
-------------------------------------------------------------------------------------------------------------------------
                                                                                               259,278           269,373
-------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                                             219,649           235,627
-------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 646,804         $ 678,512
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes payable                                                                            $  25,642         $  22,622
    Trade accounts payable                                                                       4,981            13,040
    Accrued payroll and related benefits                                                        10,458             9,483
    Television and radio broadcast rights payable                                                9,002            10,205
    Dividends payable                                                                            2,225             2,223
    Other current liabilities                                                                    3,368             2,538
-------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                               55,676            60,111
-------------------------------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                                      257,413           315,552
-------------------------------------------------------------------------------------------------------------------------
Other Liabilities
    Accrued retirement benefits                                                                 13,638            14,028
    Deferred income taxes                                                                       53,648            44,008
    Television and radio broadcast rights payable, long-term portion                               794               795
    Other liabilities                                                                            2,934             2,043
-------------------------------------------------------------------------------------------------------------------------
                                                                                                71,014            60,874
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, shares authorized 12,000,000, $1.25 par value;
      issued 8,558,042 in 2000 and 8,550,690 in 1999                                            10,698            10,688
    Capital in excess of par                                                                     2,140             2,168
    Deferred compensation                                                                         (135)             (534)
    Accumulated other comprehensive income - unrealized gain
      on marketable securities, net of deferred
      income taxes of $35,319 in 2000 and $27,396 in 1999                                       65,593            50,878
    Retained earnings                                                                          184,405           178,775
-------------------------------------------------------------------------------------------------------------------------
                                                                                               262,701           241,975
-------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 646,804         $ 678,512
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                      Accumulated
                                                      Capital in                         Other
                                   Common Stock         Excess        Deferred       Comprehensive     Retained       Total
                               Shares       Amount      of Par      Compensation         Income        Earnings      Equity
-------------------------------------------------------------------------------------------------------------------------------
(In thousands except share amounts)
Balance December 31, 1997      8,535,432     $10,669     $   277                            $ 96,529    $ 159,376    $ 266,851
    Net income                                                                                             21,057       21,057
    Other comprehensive
      income                                                                                 (11,293)                  (11,293)
    Issuance of common
      stock rights                                         1,169          $ (1,169)
    Amortization of deferred
      compensation                                                             436                                         436
    Issuance of common stock
      under rights and options,
      and related tax benefit      6,952           9         346                                                           355
    Dividends                                                                                             (10,858)     (10,858)
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998      8,542,384      10,678       1,792              (733)           85,236      169,575      266,548
    Net income                                                                                             18,093       18,093
    Other comprehensive
      income                                                                                 (34,358)                  (34,358)
    Issuance of common
      stock rights                                           222              (222)
    Amortization of deferred
      compensation                                                             421                                         421
    Issuance of common stock
      under rights and options,
      and related tax benefit      8,306          10         154                                                           164
    Dividends                                                                                              (8,893)      (8,893)
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999      8,550,690      10,688       2,168              (534)           50,878      178,775      241,975
    Net income                                                                                             14,530       14,530
    Other comprehensive
      income                                                                                  14,715                    14,715
    Issuance of common
      stock rights, net of
      forfeitures                                            (69)               69
    Amortization of deferred
      compensation                                                             330                                         330
    Issuance of common stock
      under rights and options,
      and related tax benefit      7,352          10          41                                                            51
    Dividends                                                                                              (8,900)      (8,900)
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000      8,558,042     $10,698     $ 2,140          $   (135)         $ 65,593    $ 184,405    $ 262,701
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31                                                                      2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
    Net income                                                                       $    14,530    $   18,093    $   21,057
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                     26,146        17,975        13,176
        Increase (decrease) in noncurrent deferred income taxes                           (1,420)        7,461           595
        Issuance of stock pursuant to vested stock rights
          and related tax benefit                                                             31           131           298
        Amortization of deferred compensation                                                330           421           436
        Net loss in equity investees                                                         958           689
        (Gain) loss on disposition of property, plant and equipment                         (593)          385           466
        Gain on sale of real estate                                                         (852)      (12,825)
        Gain on sale of KJEO TV                                                          (15,722)
        Net loss from discontinued operations                                             17,327
    Change in operating assets and liabilities
      Receivables                                                                          7,621        (3,111)          142
      Inventories                                                                          5,354            38         3,528
      Prepaid income taxes                                                                   888        (1,276)
      Prepaid expenses                                                                       691         2,199           (71)
      Cash value of life insurance and retirement deposits                                  (772)         (738)         (848)
      Other assets                                                                        (1,626)       (6,005)         (168)
      Income taxes payable                                                                                (457)         (160)
      Trade accounts payable, accrued payroll and related
        benefits and other current liabilities                                             4,770         3,246          (614)
      Accrued retirement benefits                                                            770           730         1,239
      Other liabilities                                                                    1,230         1,060           270
    Amortization of television and radio broadcast rights                                 15,837        14,606        11,822
    Payments for television and radio broadcast rights                                   (16,689)      (14,771)      (12,174)
-----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                      58,809        27,851        38,994
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Proceeds from sale of KJEO TV                                                         60,000
    Proceeds from sale of real estate and property, plant and equipment                    2,396        17,120           609
    Investments in equity investees                                                       (1,011)       (1,375)      (10,648)
    Purchase assets of television and radio stations                                                  (221,160)         (427)
    Purchase of 50% interest in Blackfoot flour mill                                                   (19,000)
    Purchase of property, plant and equipment                                            (59,587)      (56,376)      (25,075)
-----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                             1,798      (280,791)      (35,541)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net (payments) borrowings under notes payable                                         (2,706)          596        (5,024)
    Borrowings under borrowing agreements                                                 11,000       262,201        12,000
    Payments on borrowing agreements and mortgage loans                                  (63,413)       (1,358)       (4,218)
    Proceeds from exercise of stock options                                                   19            33            57
    Cash dividends paid                                                                   (8,898)       (8,891)       (8,637)
-----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                           (63,998)      252,581        (5,822)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term cash investments                                      (3,391)         (359)       (2,369)
Cash and short-term cash investments, beginning of period                                  3,609         3,968         6,337
-----------------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                  $       218    $    3,609    $    3,968
-----------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information is included in Notes 6, 8, and 9. See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31                                                                     2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                                                             $ 14,530      $ 18,093      $ 21,057
Other Comprehensive Income - unrealized gain (loss) on marketable securities, net of deferred income taxes of $7,923 in 2000,
    $(18,501) in 1999 and $(6,042) in 1998                                               14,715       (34,358)      (11,293)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   $ 29,245     $ (16,265)     $  9,764
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1

Operations And Accounting Policies

     Fisher Communications, Inc. changed its name from Fisher Companies Inc. in March 2001. The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting, flour milling and distribution of bakery supplies, and proprietary real estate development and management. As explained in Note 2 the Company is seeking to sell its milling businesses. The Company conducts its business primarily in Washington, Oregon, California, Georgia and Montana. A summary of significant accounting policies is as follows:

     Principles of consolidation The consolidated financial statements include
     ---------------------------
the accounts of Fisher Communications, Inc. and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

     Inventories Inventories of grain and the grain component of finished
     -----------
products are valued at cost. Grain forward and future contracts are entered into by the milling subsidiary to protect the Company from risks related to commitments to buy grain and sell flour. Gains and losses arising from grain hedging activity are a component of the cost of the related inventory. The market value of hedges is based on spot prices obtained from brokers. All other inventories and inventory components are valued at the lower of average cost or market.

     Television and radio broadcast rights Costs of television and radio
     -------------------------------------
broadcast rights are charged to operations using accelerated or straight-line methods of amortization selected to match expense with anticipated revenue over the contract life. Asset costs and liabilities for television and radio broadcast rights are recorded without discount for any noninterest-bearing liabilities. Those costs and liabilities attributable to programs scheduled for broadcast after one year have been classified as noncurrent assets and liabilities in the accompanying financial statements.

     Marketable securities Marketable securities consist of equity securities
     ---------------------
traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 2000 and 1999. As of December 31, 2000, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. Market value is based on closing per share sale prices. While the Company has no intention to dispose of its investments in marketable securities, it has classified its investments as available-for-sale and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders' equity. As of February 5, 2001 the market value of marketable securities has declined approximately $23,500,000 since December 31, 2000.

     Investments in equity investees Investments in equity investees are
     -------------------------------
accounted for using the equity method. The principal component consists of a 50% stock interest in South West Oregon Television Broadcasting Corporation, licensee of a television station in Roseburg, Oregon.

     Intangible assets Intangible assets represent the excess of purchase price
     -----------------
of certain broadcast and milling properties over the fair value of tangible net assets acquired (goodwill) and are amortized based on the straight-line method over the estimated useful life of 40 years. Accumulated amortization at December 31, 2000 and 1999 is $12,573,000 and $7,755,000, respectively.

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

     For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

                  Buildings and improvements              3-50 years
                  Machinery and equipment                 3-20 years
                  Land improvements                       10-50 years

     Impairment of long-lived assets The Company assesses the recoverability of
     -------------------------------
intangible and long-lived assets by reviewing the performance of the underlying operations, in particular, the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation. No losses from impairment of value have been recorded in the financial statements other than discontinued operations as described in Note 2.

     Income taxes Deferred income taxes are provided for all significant
     ------------
temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

     Advertising The Company expenses advertising costs at the time the
     -----------
advertising first takes place. Advertising expense was $4,337,000, $3,343,000, and $3,588,000 in 2000, 1999, and 1998, respectively.

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

     A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:

Year Ended December 31                                 2000           1999            1998
                                              -------------- -------------- ---------------
Shares outstanding at beginning of period         8,550,690      8,542,384       8,535,432
Weighted average of shares issued                     5,351          6,070           5,239
                                              -------------- -------------- ---------------
                                                  8,556,041      8,548,454       8,540,671

Dilutive effect of:
    Restricted stock rights                           9,613         13,570          15,460
    Stock options                                    27,402         12,731          18,785
                                              -------------- -------------- ---------------
                                                  8,593,056      8,574,755       8,574,916
                                              -------------- -------------- ---------------

     The dilutive effect of options to purchase 130,025 shares is excluded for the year ended December 31, 1999 because such options were anti-dilutive.

     Fair value of financial instruments The carrying amount of cash and
     -----------------------------------
short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximates fair value.

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

     Recent accounting pronouncements In June 1998, Statement of Financial
     --------------------------------
Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ending December 31, 2001. Adoption of FAS 133 is not expected to have a material impact on the Company's earnings.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Adoption of SAB 101 did not have a material impact on the Company's financial statements for the year ended December 31, 2000.

     Reclassifications Certain prior year balances have been reclassified to
     -----------------
conform to the 2000 presentation.

NOTE 2

Discontinued Operations

     In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of the assets of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in the accompanying financial statements. Discussions with interested parties are continuing.

     The loss from discontinued operations of the milling businesses is summarized as follows (in thousands):

Year Ended December 31                                       2000              1999              1998
                                                   --------------- ----------------- -----------------
Loss from operations:
    Before income taxes                               $  2,627            $  7,625            $  2,126
    Income tax benefit                                    (962)             (2,657)               (723)
                                                   --------------- ----------------- -----------------
                                                         1,665               4,968               1,403
Estimated loss from disposal of milling businesses:
    Before income taxes                                 24,096
    Income tax benefit                                  (8,434)
                                                   --------------- ----------------- -----------------
                                                        15,662
                                                   --------------- ----------------- -----------------
                                                      $ 17,327            $  4,968            $  1,403
                                                   --------------- ----------------- -----------------

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

     Sales and other revenue of the discontinued milling operations were $112,102,000, $114,942,000, and $108,056,000 for the years ended December 31,
2000, 1999, and 1998, respectively.

NOTE 3

Receivables

     Receivables are summarized as follows (in thousands):

December 31                                         2000              1999
                                             ------------ -----------------

Trade accounts                                  $ 40,274          $ 59,553
Other                                              1,113             1,482
                                             ------------ -----------------
                                                  41,387            61,035

Less-Allowance for doubtful accounts               1,012             2,009
                                             ------------ -----------------
                                                $ 40,375          $ 59,026
                                             ------------ -----------------

      Net receivables of the discontinued milling operations amounting to $11,520,000 are not included in the December 31, 2000 amounts above.

NOTE 4

Inventories

     Inventories of the discontinued milling operations are summarized as follows (in thousands):

December 31                                                     1999
                                                    -----------------

Finished products                                           $  6,079
Raw materials                                                  7,552
Spare parts and supplies                                         124
                                                    -----------------
                                                            $ 13,755
                                                    -----------------


      Inventories of the discontinued operations amounted to $8,546,000 at December 31, 2000.

NOTE 5

Property, Plant And Equipment

     Property, plant and equipment are summarized as follows (in thousands):

December 31                                   2000              1999
                                      ------------- -----------------

Building and improvements                $ 182,173         $ 137,725
Machinery and equipment                    100,849           127,940
Land and improvements                       23,406            23,979
                                      ------------- -----------------
                                           306,428           289,644

Less-Accumulated depreciation               90,169           115,875
                                      ------------- -----------------
                                           216,259           173,769

Construction in progress                     3,390            61,858
                                      ------------- -----------------
                                         $ 219,649         $ 235,627
                                      ------------- -----------------

     Net property, plant and equipment of the discontinued milling operations amounting to $31,996,000 are not included in the December 31, 2000 amounts above.

     The Company's real estate subsidiary receives rental income principally from the lease of warehouse, office and retail space, boat moorages and unimproved properties under gross and net leases which expire at various dates through 2008. These leases are accounted for as operating leases. The subsidiary generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases which were in effect at December 31, 2000 are (in thousands):

               Year                           Rentals
                                    -----------------

               2001                 $           9,855
               2002                             8,093
               2003                             6,907
               2004                             3,499
               2005                             1,318
               Thereafter                         685
                                    -----------------
                                    $          30,357
                                    -----------------

     Property held by the real estate subsidiary includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 2000 includes buildings, equipment and improvements of $106,765,000, land and improvements of $17,310,000, and accumulated depreciation of $35,431,000.

     Interest capitalized relating to construction of property, plant and equipment amounted to approximately $4,215,000, $2,270,000, and $630,000 in 2000, 1999, and 1998, respectively.

     Net gain on sales of properties during the year ended December 31, 2000 includes $15,722,000 gain on sale of KJEO TV which was sold on August 1, 2000 for $60,000,000. Proceeds from the sale were used to reduce the senior credit facilities and other borrowings.

     Net gain on sales of properties during the year ended December 31, 1999 represents gain from condemnation of real estate. Proceeds amounted to $16,500,000, and were primarily reinvested in property leased to third parties.

NOTE 6

Notes Payable And Long-Term Debt

     Notes payable The Company maintains bank lines of credit which totaled
     -------------
$25,000,000 at December 31, 2000. The lines are unsecured and bear interest at rates no higher than the prime rate. $5,075,000 was outstanding under the lines at December 31, 2000 at an interest rate of 8.44%. The weighted average interest rate on borrowings outstanding during 2000 was 8.12%.

     The notes payable to directors, shareholders and others are comprised of notes payable on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. $4,936,000 was outstanding under such notes at December 31, 2000 at an interest rate of 5.50%. The weighted average interest rate on borrowings outstanding during 2000 was 5.44%. Interest on such notes amounted to $314,000, $281,000 and $534,000 in 2000, 1999 and 1998, respectively.

      Notes payable are summarized as follows (in thousands):

December 31                                                2000        1999
                                                   ------------- -----------

Banks                                                  $  5,075    $  7,000
Directors, stockholders and others                        4,936       5,717
Current maturities of long-term debt                     15,631       9,905
                                                   ------------- -----------
                                                       $ 25,642    $ 22,622
                                                   ------------- -----------

Long-term debt
--------------

     Lines of credit The Company maintains an unsecured reducing revolving line
     ---------------
of credit with a bank in the amount of $100,000,000 to finance construction of the Fisher Plaza project (see Note 13) and for general corporate purposes. During 2000 the line was for $85,000,000, and it increases to a maximum amount of $100,000,000 in 2001. The revolving line of credit is governed by a credit agreement which provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on the disposition or encumbrance of certain assets and requires the Company to maintain certain financial ratios. The line matures in 2003 and may be extended for two additional years. At December 31, 2000, $65,000,000 was outstanding under the line at a blended interest rate of 7.93%.

     In June 1999 the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the amount of $230,000,000 to finance the acquisition of television stations (see Note 12) and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule which requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At December 31, 2000, $158,062,000 was outstanding under the senior credit facility at a blended interest rate of 7.75%.

     Mortgage loans The real estate subsidiary maintains the following mortgage
     --------------
loans:

     Principal amount of $4,160,000 secured by an industrial park with a book value of $5,575,000 at December 31, 2000. The nonrecourse loan requires monthly payments including interest of $30,000. The loan matures in May 2006 and bears interest at 6.88%. The interest rate is subject to adjustment in May 2001 to the then-prevailing market rate for loans of a similar type and maturity; the real estate subsidiary may prepay all or part of the loan on that date.

     Principal amount of $9,515,000 secured by an industrial park with a book value of $11,073,000 at December 31, 2000 and principal amount of $12,358,000 secured by two office buildings with a book value of $17,436,000 at December 31, 2000. The loans mature in 2008, bear interest at 7.04% and require monthly payments of $78,000 and $101,000, respectively, including interest. These mortgage loans are nonrecourse. The interest rates are subject to adjustment in December 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates.

     Principal amount of $23,676,000 secured by an office building and parking structure with a book value of $29,595,000 at December 31, 2000. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

     Long-term debt is summarized as follows (in thousands):

December 31                                         2000              1999
                                             ------------ -----------------

Notes payable under bank lines of credit       $ 223,062         $ 274,000
Mortgage loans payable                            49,709            51,155
Other                                                273               302
                                             ------------ -----------------
                                                 273,044           325,457

Less-current maturities                           15,631             9,905
                                             ------------ -----------------
                                               $ 257,413         $ 315,552
                                             ------------ -----------------

     Future maturities of notes payable and long-term debt are as follows (in thousands):

                           Directors,                   Mortgage
                         Stockholders    Bank Lines        Loans
                 Banks     and Others     of Credit    and Other        Total
              --------- -------------- ------------- ------------ ------------
2001           $ 5,075        $ 4,936     $  14,062      $ 1,569    $  25,642
2002                                         25,625        1,698       27,323
2003                                         27,500        1,825       29,325
2004                                         35,938        1,963       37,901
2005                                         34,937        2,112       37,049
Thereafter                                   85,000       40,815      125,815
              --------- -------------- ------------- ------------ ------------
               $ 5,075        $ 4,936     $ 223,062     $ 49,982    $ 283,055
              --------- -------------- ------------- ------------ ------------

     Cash paid for interest (net of amounts capitalized) during 2000, 1999, and 1998 was $22,445,000, $13,324,000, and $4,408,000, respectively.

     In August 1999 the Company entered into an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the Company's ratio of funded debt to operating cash flow, on $90 million floating rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. The fair value of the swap agreement was ($1,396,000) at December 31, 2000 and $680,000 at December 31, 1999. No carrying amount was recorded.

NOTE 7

Television And Radio Broadcast Rights

     Television and radio broadcast rights acquired under contractual arrangements were $16,170,000 and $14,852,000 in 2000 and 1999, respectively.

     At December 31, 2000, the broadcasting subsidiary had executed license agreements amounting to $40,562,000 for future rights to television and radio programs. As these programs will not be available for broadcast until after December 31, 2000, they have been excluded from the financial statements.

NOTE 8

Stockholders' Equity

     The Fisher Companies Incentive Plan of 1995 (the Plan) provides that up to 560,000 shares of the Company's common stock may be issued to eligible key management employees pursuant to options and rights through 2002.

     Stock options The Plan provides that eligible key management employees may
     -------------
be granted options to purchase the Company's common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant.

     Restricted stock rights The Plan also provides that eligible key management
     -----------------------
employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company's common stock. The rights generally vest over five years and expire upon termination of employment. Compensation expense of $330,000, $421,000, and $436,000 related to the rights was recorded during 2000, 1999, and 1998, respectively.

     A summary of stock options and restricted stock rights is as follows:

                                                              Restricted
                                       Stock Options         Stock Rights
                               ----------------------------- ------------
                                                   Weighted
                                   Number  Average Exercise       Number
                                of Shares   Price Per Share    of Shares
                               ----------- ----------------- ------------

Balance, December 31, 1997        108,780           $ 49.90       24,202
Shares granted                     67,250             65.50        5,990
Options exercised                  (1,402)            40.46
Stock rights vested                                               (5,778)
Shares forfeited                   (1,550)            61.37         (716)
                               ----------- ----------------- ------------
Balance, December 31, 1998        173,078             55.94       23,698
Shares granted                     63,900             63.00        3,520
Options exercised                    (900)            37.25
Stock rights vested                                               (7,657)
Shares forfeited                     (685)            61.24          (88)
                               ----------- ----------------- ------------
Balance, December 31, 1999        235,393             57.91       19,473
Shares granted                    121,100             59.88          500
Options exercised                    (505)            37.25
Stock rights vested                                               (6,942)
Shares forfeited                     (850)            61.74          (44)
                               ----------- ----------------- ------------
Balance, December 31, 2000        355,138           $ 58.60       12,987
                               ----------- ----------------- ------------

     The weighted average remaining contractual life of options outstanding at December 31, 2000 is 7.3 years. At December 31, 2000 and 1999, options for 117,240 and 71,966 shares are exercisable at a weighted average exercise price of $54.94 and $52.93 per share, respectively.

     The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. If the provisions of FAS 123 were applied to the Company's stock options, net income, net income per share and net income per share assuming dilution would have been reduced by approximately $767,000, $500,000 and $443,000, or $0.09, $0.06 and $0.05 per share during 2000, 1999 and
1998, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 1.61%, 1.70% and 1.89%, volatility of 15.47% 14.96% and 17.38%, risk-free interest rate of 6.61%, 5.13% and 5.61%, assumed forfeiture rate of 0%, and an expected life of five years in all three years. Under FAS 123, the weighted average fair value of stock options granted during 2000, 1999 and 1998, respectively, was $14.36, $12.45 and $14.40.

     Cash dividends were paid at the rate of $1.04 in 2000 and 1999, and at the rate of $1.00 per share in 1998. On December 6, 2000 the Board of Directors declared a dividend in the amount of $.26 per share payable March 2, 2001 to stockholders of record on February 16, 2001.

NOTE 9

Income Taxes

     Income taxes have been provided as follows (in thousands):

Year Ended December 31                                2000         1999         1998
                                                 ---------- ------------ ------------
Payable currently
    Continuing operations                         $ 12,756      $ 6,534     $ 11,611
    Discontinued operations                         (1,516)      (3,367)        (643)
                                                 ---------- ------------ ------------
                                                    11,240        3,167       10,968
                                                 ---------- ------------ ------------
Current and noncurrent deferred income taxes
    Continuing operations                            3,800        5,653          159
    Discontinued operations                         (7,880)         710          (80)
                                                 ---------- ------------ ------------
                                                    (4,080)       6,363           79
                                                 ---------- ------------ ------------
Total
    Continuing operations                         $ 16,556     $ 12,187     $ 11,770
    Discontinued operations                         (9,396)      (2,657)        (723)
                                                 ---------- ------------ ------------
                                                  $  7,160     $  9,530     $ 11,047
                                                 ---------- ------------ ------------

     Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31                                    2000         1999          1998
                                                     ---------- ------------ -------------
Normal provision computed at 35% of pretax income     $ 16,944     $ 12,337      $ 11,981
Dividends received credit                               (1,115)      (1,086)       (1,012)
State taxes, net of federal tax benefit                    560          688           689
Other                                                      167          248           112
                                                     ---------- ------------ -------------
                                                      $ 16,556     $ 12,187      $ 11,770
                                                     ---------- ------------ -------------

     Deferred tax assets (liabilities) are summarized as follows (in thousands):

December 31                                                 2000              1999
                                                      ----------------- -----------------
Assets
    Accrued employee benefits                                  $ 3,413           $ 3,904
    Allowance for doubtful accounts                                294               595
    Other                                                           54               302
                                                      ----------------- -----------------
                                                                 3,761             4,801
                                                      ----------------- -----------------
Liabilities
    Unrealized gain on marketable securities                   (35,319)          (27,396)
    Property, plant and equipment                              (20,822)          (19,922)
    Accrued property tax                                          (547)             (423)
                                                      ----------------- -----------------
                                                               (56,688)          (47,741)
                                                      ----------------- -----------------

Net                                                          $ (52,927)        $ (42,940)
                                                      ----------------- -----------------

Current                                                      $     721         $   1,068
Noncurrent                                                     (53,648)          (44,008)
                                                      ----------------- -----------------
                                                             $ (52,927)        $ (42,940)
                                                      ----------------- -----------------

      The current deferred tax asset is reflected in prepaid expenses. Current and noncurrent deferred tax assets of the discontinued milling operations as of December 31, 2000 amounted to $2,805,000 and $3,168,000, respectively.

     During the fourth quarter of 2000, the Company completed a strategic review of its state income tax filings and revised its filing methods thereof, reducing its 2000 provision for state income taxes by approximately $1,500,000.

     Cash paid for income taxes during 2000, 1999, and 1998, was $12,425,100, $4,869,000, and $11,011,000, respectively.

NOTE 10

Retirement Benefits

     The Company has qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits are based on years of service and, in one of the pension plans, on the employees' compensation at retirement. The Company annually accrues the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs are funded in accordance with provisions of the Internal Revenue Code. In June 2000 benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and that plan is in the process of being terminated. The Company does not anticipate a reversion of excess plan assets, if any.

     Changes in the projected benefit obligation and the fair value of assets for the Company's pension plans are as follows (in thousands):

December 31                                                        2000           1999
                                                            ------------ --------------
Projected benefit obligation - beginning of year               $ 26,940       $ 32,081
Service cost                                                      1,065          1,536
Interest cost                                                     1,918          2,106
Liability experience                                                (79)        (4,926)
Benefit payments                                                 (2,611)        (3,857)
Other                                                              (346)
                                                            ------------ --------------
Projected benefit obligation - end of year                     $ 26,887       $ 26,940
                                                            ------------ --------------

Fair value of plan assets - beginning of year                  $ 28,085       $ 28,816
Actual return on plan assets                                      1,641          3,237
Benefits paid                                                    (2,611)        (3,857)
Plan expenses                                                      (124)          (111)
                                                            ------------ --------------
Fair value of plan assets - end of year                        $ 26,991       $ 28,085
                                                            ------------ --------------

     The composition of the prepaid pension cost and the funded status are as follows (in thousands):


December 31                                   2000        1999
                                         ---------- -----------

Projected benefit obligation              $ 26,887    $ 26,940
Fair value of plan assets                   26,991      28,085
                                         ---------- -----------
Funded status                                  104       1,145
Unrecognized prior service cost                165         211
Unrecognized net gain                         (970)     (1,268)
                                         ---------- -----------
(Accrued) prepaid pension cost            $   (701)   $     88
                                         ---------- -----------

     The net periodic pension cost for the Company's qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31                                                            2000               1999               1998
                                                                      ----------------   ----------------  -----------------
Service cost                                                          $          1,119   $          1,590  $           1,345
Interest cost                                                                    1,918              2,106              2,032
Expected return on assets                                                       (2,375)            (2,459)            (2,483)
Amortization of transition asset                                                                                         (56)
Amortization of prior service cost                                                  45                 58                 50
Amortization of (gain) loss                                                         (2)               245
Other                                                                               84
                                                                      ----------------   ----------------  -----------------
Net periodic pension cost                                             $            789   $          1,540  $             888
                                                                      ----------------   ----------------  -----------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2000 and 1999 was 7.0% and 7.75%, respectively; the rate of increase in future compensation ranged from 4.0% to 4.5% in both years. The expected long-term rate of return on assets ranged from 7.0% to 9.25% in 2000 and 8.5% to 9.25% in 1999.

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

     Changes in the projected benefit obligation and accrued pension cost of the Company's supplemental retirement program are as follows (in thousands):

December 31                                                  2000      1999
                                                         --------  --------
Projected benefit obligation - beginning of year         $ 12,459  $ 12,100
Service cost                                                  417       439
Interest cost                                                 769       702
Assumption changes                                            158
Benefit payments                                           (1,063)     (782)
                                                         --------  --------
Projected benefit obligation - end of year                 12,740    12,459
Appreciation of policy value                                  439       516
Unrecognized net loss                                        (794)   (1,165)
                                                         --------  --------
Accrued pension cost                                     $ 12,385  $ 11,810
                                                         --------  --------

     The net periodic pension cost for the Company's supplemental retirement program is as follows (in thousands):

Year Ended December 31                          2000        1999      1998
                                            --------   ---------  --------
Service cost                                 $   417     $   439   $   443
Interest cost                                    769         702       649
Amortization of transition asset                  (1)         (1)       (1)
Amortization of loss                              72          78        47
                                            --------   ---------  --------
Net periodic pension cost                    $ 1,257     $ 1,218   $ 1,138
                                            --------   ---------  --------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2000 and 1999 was 7.75%; the rate of increase in future compensation was 4.5%.

     The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate. The Company matches employee contributions up to a maximum of 3% of gross pay. Employer contributions to the plans were $1,720,000, $1,283,000, and $1,036,000 in 2000, 1999, and 1998, respectively.

     Health care and life insurance benefits are provided to all retired non-broadcasting employees. The net periodic postretirement benefit cost was $150,000, $128,000, and $109,000 in 2000, 1999, and 1998, respectively. The accrued postretirement benefit cost at December 31, 2000 and 1999 was $1,620,000 and $1,602,000, respectively.

     The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation at December 31, 2000 and 1999 was 7.75%. A one percent increase in the health care cost trend rate would not have had a significant effect on plan costs or the accumulated benefit obligation in 2000 and 1999. Plan costs are generally based on a defined maximum employer contribution which is not directly subject to health care cost trend rates.

NOTE 11

Segment Information

     The continuing operations of the Company have been organized into two principal business segments; broadcasting and real estate. Operating results and other financial data for each segment are as follows (in thousands):

                                                                 Corporate,                     Discontinued
                                                               Eliminations        Continuing        Milling
                              Broadcasting     Real Estate          & Other        Operations     Operations      Consolidated
                            --------------  --------------  ---------------  ----------------  -------------   ---------------
Revenue
2000                         $     195,934  $       13,850                   $        209,784  $     112,102   $       321,886
1999                               152,223          11,747                            163,970        114,942           278,912
1998                               127,637          12,265                            139,902        108,056           247,958
Income from operations
2000                         $      67,607  $        4,648  $        (7,107) $         65,148  $        (917)  $        64,231
1999                                34,862          16,028           (8,036)           42,854         (6,121)           36,733
1998                                33,937           4,117           (4,283)           33,771         (1,440)           32,331
Interest expense
2000                         $          30  $        2,880  $        18,450  $         21,360  $       1,782   $        23,142
1999                                    18           3,807            8,542            12,367          1,504            13,871
1998                                    20           4,053             (308)            3,765            686             4,451
Identifiable assets
2000                         $     356,230  $      127,681  $       113,131  $        597,042  $      49,762   $       646,804
1999                               405,415          92,256           93,366           591,037         87,475           678,512
1998                               148,046          86,766          138,613           373,425         66,097           439,522
Capital expenditures
2000                         $      32,223  $       25,203  $           741  $         58,167  $       1,420   $        59,587
1999                                41,584           9,735              170            51,489          4,887            56,376
1998                                20,091           2,961               75            23,127          1,948            25,075
Depreciation and amortization
2000                         $      17,293  $        4,470  $           124  $         21,887  $       4,259   $        26,146
1999                                10,352           4,348               84            14,784          3,191            17,975
1998                                 6,304           4,455               64            10,823          2,353            13,176

     Intersegment sales are not significant. Income from operations by business segment consist of revenue, plus net gain on sales of properties, less operating expenses. In computing income from operations by business segment, other income, net, has not been added, and interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

     No geographic areas outside the United States were material relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $554,000, $540,000, and $723,000 in 2000, 1999, and 1998, respectively.

NOTE 12

Acquisitions

     On July 1, 1999, the Company and its broadcasting subsidiary completed the acquisition of network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties were in seven markets located in California, the Pacific Northwest, and Georgia. Total consideration was $216.7 million, which included $7.6 million of working capital. Funding for the transaction was from an eight-year senior credit facility in the amount of $230 million.

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

     The above transactions are accounted for under the purchase method. Accordingly, the Company has recorded identifiable assets and liabilities of the acquired properties at their fair market value. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill. The results of operations of the acquired properties are included in the financial statements from the date of acquisition. Unaudited pro forma results as if the acquired properties had been included in the financial results during 1999 are as follows:

Year Ended December 31                                                      1999
                                                                       ----------
(in thousands, except per share amounts.  All amounts are unaudited)
Revenue
    Broadcasting                                                       $ 175,398
    Real Estate                                                           11,747
                                                                       ----------
                                                                       $ 187,145
                                                                       ----------

Income from continuing operations                                      $  18,289

Income per share:
    From continuing operations                                         $    2.14
    From continuing operations assuming dilution                       $    2.13

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

NOTE 13

Commitments

     In May 1998 the Company began redevelopment of the site on which KOMO Television is currently located. The project, known as Fisher Plaza, encompasses several elements including a new building and associated underground parking facilities that serve the needs of KOMO Television and Fisher Broadcasting Inc. as well as third parties. Estimated cost of the new building and parking facility is $79,000,000. Costs incurred at December 31, 2000 totaled $67,500,000. The first clients of the project began moving into the facility during May 2000. Completion of the parking facility is anticipated in early 2002. Financial results for the project are included in the broadcasting and real estate segments.

     Construction of a second building on the Fisher Plaza site commenced during fourth quarter 2000. Estimated cost of the second building is $48,000,000. Completion is anticipated in Summer 2002.

NOTE 14

Interim Financial Information (Unaudited) - Data may not add due to rounding (in thousands except per share amounts).

                                              First            Second             Third             Fourth
                                            Quarter           Quarter           Quarter            Quarter            Annual
                                    ---------------    --------------     -------------      -------------     -------------
Sales and other revenue
2000                                $        47,980    $       53,163     $      49,925      $      58,716     $     209,784
    From discontinued operations             27,193            28,840
    Other income, net                         1,168               899             1,448
                                    ---------------    --------------     -------------      -------------     -------------
    As previously reported          $        76,341    $       82,902     $      51,373      $      58,716     $     209,784

1999                                $        31,301    $       36,120     $      44,237      $      52,312     $     163,970
    From discontinued operations             26,999            26,547            30,536             30,860           114,942
    Other income, net                         1,098             1,187             1,272              1,204             4,761
    Net gain on sales of properties                             9,827                                2,998            12,825
                                    ---------------    --------------     -------------      -------------     -------------
    As previously reported          $        59,398    $       73,681     $      76,045      $      87,374     $     296,498

Income from continuing operations
2000                                $         3,386    $        5,435     $      13,319      $       9,717     $      31,857
1999                                          2,561            11,685             2,118              6,697            23,061
Loss from discontinued operations
2000                                $        (1,188)   $          (23)    $     (14,166)     $      (1,950)    $     (17,327)
1999                                           (571)             (845)           (2,224)            (1,328)           (4,968)
Net income
2000                                $         2,198    $        5,412     $        (847)     $       7,767     $      14,530
1999                                          1,990            10,840              (106)             5,369            18,093

Income per share:
    From continuing operations
      2000                          $          0.40    $         0.63     $        1.56      $        1.14     $        3.72
      1999                                     0.30              1.37              0.25               0.78              2.70
    From discontinued operations
      2000                          $         (0.14)             0.00     $       (1.66)     $       (0.23)    $       (2.02)
      1999                                    (0.07)            (0.10)            (0.26)             (0.15)            (0.58)
    Net income
      2000                          $          0.26    $         0.63     $       (0.10)     $        0.91     $        1.70
      1999                                     0.23              1.27             (0.01)              0.63              2.12

Net income per share assuming dilution:
    From continuing operations
      2000                          $          0.39    $         0.63     $        1.55      $        1.13     $        3.71
      1999                                     0.30              1.36              0.25               0.78              2.69
    From discontinued operations
      2000                          $         (0.14)             0.00     $       (1.65)     $       (0.23)    $       (2.02)
      1999                                    (0.07)            (0.10)            (0.26)             (0.15)            (0.58)
    Net income
      2000                          $          0.26    $         0.63     $       (0.10)     $        0.90     $        1.69
      1999                                     0.23              1.26             (0.01)              0.63              2.11

Dividends paid per share
2000                                $          0.26    $         0.26     $        0.26      $        0.26     $        1.04
1999                                           0.26              0.26              0.26               0.26              1.04

Common stock closing market prices (see Note 8)
2000
    High                            $         65.00    $        83.50     $       76.00      $       73.00     $       83.50
    Low                                       51.50             60.75             71.00              44.00             44.00
1999
    High                            $         67.50    $        64.00     $       63.50      $       62.50     $       67.50
    Low                                       56.50             56.50             58.50              56.50             56.50

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Fisher Communications, Inc. (formerly Fisher Companies Inc.)


Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in this December 31, 2000 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

February 5, 2001

                                                                     Schedule II
                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                 (in thousands)


Year Ended December 31                                                           2000              1999              1998
                                                                      ----------------   ---------------    --------------
Allowance for doubtful accounts

    Balance at beginning of year                                      $         2,009    $        1,356     $       1,259
    Additions charged to expense                                                1,318             2,333             1,045
    Acquistions                                                                                     295
    Balances written off, net of recoveries                                    (1,615)           (1,975)             (948)
    Reclassified to net working capital of discontinued operations               (700)
                                                                      ----------------    --------------    --------------

    Balance at end of year                                            $         1,012     $       2,009     $       1,356
                                                                      ================    ==============    ==============

                                                                    Schedule III

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

                                                       Cost capitalized
                                 Initial cost to        Subsequent to         Gross amount at which carried
                                     Company             Acquisition              at December 31, 2000          Accumu-
                                 -----------------   ----------------------   -----------------------------     lated
                                                                                                                depre-
                                         Buildings                              Land       Buildings            ciation
                                           and                   Carrying        and          and                and
                        Encum-           Improve-     Improve-     costs      Improve-     Improve-             amorti-
Description            brances    Land     ments        ments    (note 2)       Ments        ments     Total    zation
-----------------      --------  ------  ---------   ---------  -----------   ---------    ---------  -------  --------
                                                                     (in thousands)
MARINA
Marina Mart Moorings
Seattle, WA                   -  (note 4) (note 4)   $   3,350                 $    218    $   3,132  $  3,350 $  1,332

OFFICE
West Lake Union Center
Seattle, WA             $23,676  $    266 $ 36,253       3,149                    1,372       38,296    39,668   10,027

Fisher Business Center
Lynnwood, WA             12,358     2,230   17,850       7,496                    3,155       24,421    27,576   10,140

Marina Mart
Seattle, WA                   -  (note 4) (note 4)       3,544                      122        3,422     3,544      958

Latitude 47 Restaurant
Seattle, WA                   -  (note 4) (note 4)       2,296                 (note 5)        2,296     2,296    1,036

1530 Building
Seattle, WA                   -  (note 4) (note 4)       2,225                 (note 5)        2,225     2,225    1,042

INDUSTRIAL
Fisher Industrial Park
Kent, WA                  9,515    2,019     4,739      11,365                    4,601       13,522    18,123    7,050

Fisher Commerce Center
Kent, WA                  4,160    1,804     4,294       2,191                    2,168        6,121     8,289    2,714


Pacific North Equipment
Kent, WA                           1,582     1,344           -                    1,582        1,344     2,926      840

Fisher Industrial
Technology Center
Auburn, WA                         3,378    11,540                                3,378       11,540    14,918       57

MISCELLANEOUS
INVESTMENTS,
less than 5% of total         -      154         -       1,006                      714          446     1,160      235
                        -------  -------  --------   ---------                 --------    ---------  -------- --------
                        $49,709  $11,433  $ 76,020   $  36,622                 $ 17,310    $ 106,765  $124,075 $ 35,431
                        =======  =======  ========   =========                 ========    =========  ======== ========

                                                       Life on
                                                        which
                                                       depre-
                                                       ciation
                                Date of               in latest
                                comple-                income
                               tion of     Date        state-
                              construc-   acquired    ment is
Description                      tion     (Note 3)    computed
-----------------             ----------  --------   ----------
MARINA
Marina Mart Moorings          Various to
Seattle, WA                      1987      1939      (note 9)

OFFICE
West Lake Union Center
Seattle, WA                      1994                (note 9)

Fisher Business Center
Lynnwood, WA                     1986      1980      (note 9)

Marina Mart                   Renovated
Seattle, WA                      1993                (note 9)

Latitude 47 Restaurant        Renovated
Seattle, WA                      1987                (note 9)

1530 Building                 Renovated
Seattle, WA                      1985                (note 9)

INDUSTRIAL
Fisher Industrial Park         1982 and
Kent, WA                         1992      1980      (note 9)

Fisher Commerce Center
Kent, WA                      Purchased    1989      (note 9)

Pacific North
Equipment                     Purchased    1997      (note 9)
Kent, WA

Fisher Industrial
Technology Center
Auburn, WA                       2000                (note 9)

MISCELLANEOUS
INVESTMENTS,
less than 5% of total          various    various    (note 9)

                                                                     (Continued)

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

Notes:

(1) Schedule III includes property held for lease to third parties by the Company's real estate subsidiary. Reference is made to notes 1, 5 and 6 to the consolidated financial statements.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Where specific acquisition date is not shown property investments were acquired prior to 1971 and have been renovated or redeveloped as indicated.

(4) Initial cost is not readily available as property has been renovated or redeveloped. Initial cost is included in subsequent improvements.

(5)  Undivided land portion of Marina.

(6) The changes in total cost of properties for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                                   2000             1999              1998
                                                                   ----             ----              ----
     Balance at beginning of year                              $107,055         $113,091          $112,253
         Cost of improvements                                    17,020            2,239               993
         Cost of properties sold                                                  (8,090)
         Cost of improvements retired                                               (185)             (155)
                                                               --------         --------          --------
     Balance at end of year                                    $124,075         $107,055          $113,091
                                                               ========         ========           =======

(7) The changes in accumulated depreciation and amortization for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                                   2000             1999              1998
                                                                   ----             ----              ----
     Balance at beginning of year                               $32,042         $ 32,995          $ 29,076
         Depreciation and amortization charged to operations      3,389            3,970             4,055
         Retirements and other                                                    (4,923)             (136)
                                                                -------         --------          --------

     Balance at end of year                                     $35,431         $ 32,042          $ 32,995
                                                                =======         ========          ========

(8) The aggregate cost of properties for Federal income tax purposes is approximately $124,076,000 at December 31, 2000.

(9) Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2001.

                                                  FISHER COMMUNICATIONS, INC.
                                              ---------------------------------
                                                       (Registrant)

                                              By:  /s/ Donald G. Graham, Jr.
                                                   ----------------------------
                                                   Donald G. Graham, Jr.
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures                                         Title                      Date
----------                                         -----                      ----
Principal Executive Officer:

/s/ William W. Krippaehne, Jr.           President, Chief Executive      March 12, 2001
---------------------------------------
William W. Krippaehne, Jr.               Officer, and Director

Principal Operating Officer

/s/ Warren J. Spector                    Executive Vice President and    March 12, 2001
 --------------------------------------
Warren J. Spector                        Chief Operating Officer

Chief Financial and Accounting Officer:

/s/ David D. Hillard                     Senior Vice President and       March 12, 2001
---------------------------------------
David D. Hillard                         Chief Financial Officer, and
                                         Assistant Secretary

A Majority of the Board of Directors:

/s/ James W. Cannon *                    Director                        March 12, 2001
---------------------------------------
James W. Cannon

/s/ George D. Fisher *                   Director                        March 12, 2001
---------------------------------------
George D. Fisher

/s/ Phelps K. Fisher *                   Director                        March 12, 2001
---------------------------------------
Phelps K. Fisher

/s/ William O. Fisher *                  Director                        March 12, 2001
---------------------------------------
William O. Fisher

/s/ Carol H. Fratt *                     Director                        March 12, 2001
---------------------------------------
Carol H. Fratt

Signatures                               Title                               Date
----------                               -----                               ----

/s/ Donald G. Graham, III *              Director                        March 12, 2001
---------------------------------------
Donald G. Graham, III


/s/ Robin J. Campbell Knepper *          Director                        March 12, 2001
---------------------------------------
Robin J. Campbell Knepper

/s/ John D. Mangels *                    Director                        March 12, 2001
---------------------------------------
John D. Mangels

/s/ Jean F. McTavish *                   Director                        March 12, 2001
---------------------------------------
Jean F. McTavish

/s/ Jacklyn F. Meurk *                   Director                        March 12, 2001
---------------------------------------
Jacklyn F. Meurk

/s/ George F. Warren, Jr. *              Director                        March 12, 2001
---------------------------------------
George F. Warren, Jr.

/s/ William W. Warren, Jr. *             Director                        March 12, 2001
---------------------------------------
William W. Warren, Jr.

* By:  /s/ William W. Krippaehne, Jr.
---------------------------------------
William W. Krippaehne, Jr.,
---------------------------
Attorney-in-fact
----------------

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

               2.4* Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as
                             Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 8, 2000 (File No. 000-22439).


               3.1* Articles of Incorporation (filed as Exhibit 3.1 of the Company's Registration Statement on Form 10 (File No. 000-22439).

               3.2* Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439).

               3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001.

               3.4           Bylaws.

              10.1* Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company's Registration Statement on Form 10 (File No. 000-22439).

              10.2* Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KOMO TV (filed as
                             Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.3* Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company's Registration Statement on Form 10 (File No. 000-22439).

               10.4* Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KATU TV (filed as
                             Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.5* Amended and Restated Fisher Companies Incentive Plan of 1995 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

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

               10.11* First amendment to Credit Agreement among Fisher Companies Inc. and Bank of America National Trust and Savings Association, doing business as Seafirst Bank as Agent, and Bank of America National Trust and Savings Association, doing business as Seafirst Bank and U. S. Bank National Association as Banks dated May 26, 1998 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.12* Second amendment to Credit Agreement among Fisher Companies Inc. and Bank of America National Trust and Savings Association, doing business as Seafirst Bank as Agent, and Bank of America National Trust and Savings Association, doing business as Seafirst Bank and U. S. Bank National Association as Banks dated May 26, 1998 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.13 Third amendment to Credit Agreement among Fisher Companies Inc. and Bank of America National Trust and Savings Association, doing business as Seafirst Bank as Agent, and Bank of America National Trust and Savings Association, doing business as Seafirst Bank and U. S. Bank National Association as Banks dated May 26, 1998.

               10.14* Membership Purchase Agreement between Koch Agriculture Company, Fisher Mills Inc. and Fisher Companies Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 1999 (File No. 000-2439).

               10.15* Credit Agreement dated as of June 24, 1999 among Fisher Companies Inc. and financial institutions named therein (filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 1999 (File No. 000-2439).

               10.16* First Amendment to Credit Agreement dated as of June 24, 1999 among Fisher Companies Inc. and financial institutions named therein (filed as Exhibit 10.3 to the Company's Quarterly Report for the period ended September 30, 1999 (File No. 000-2439).

               10.17* Second Amendment to Credit Agreement dated as of June 24, 1999 among Fisher Companies Inc. and financial institutions named therein (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.18* Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as
                             Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.19* Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439).

               10.20*        Agreement dated June 29,2000 between Patrick M.
                             Scott, Karen L. Scott, Fisher Companies Inc., and Fisher Broadcasting Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2000 (File No. 000-2439).

               10.21 Agreement dated March 31, 2000 between Fisher Mills Inc. and R. Bryce Seidl.

               10.22 Amended and Restated Fisher Communications Incentive Plan of 1995.

               10.23         Fisher Communications Incentive Plan of 2001.

               21.1          Subsidiaries of the Registrant.

               23.1          Consent of PricewaterhouseCoopers LLP.

               24.1 Form of Power of Attorney authorizing certain officers to execute Form 10-K for the year ended December 31, 2000 and any and all amendments thereto, signed by James W. Cannon, George D. Fisher, Phelps K. Fisher, William O. Fisher, Carol
                             H. Fratt, Donald G. Graham, Jr., Donald G. Graham, III, Robin J. Campbell Knepper, John D. Mangels, Jean F. McTavish, Jacklyn F. Meurk, George F. Warren, Jr., and William W. Warren, Jr.

*      Incorporated by reference.