Form 10-Q
period 2001-03-31
FISHER COMMUNICATIONS INC
filed 2001-05-09
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2001

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

                   Yes         X                No
                       -------------------         --------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of March 31, 2001: 8,558,042

                                    PART I
                             FINANCIAL INFORMATION



Item 1.  Financial Statements

         The following Consolidated Financial Statements are presented for the Registrant, Fisher Communications, Inc. and its subsidiaries.

1.       Consolidated Statement of Operations:
         Three months ended March 31, 2001 and 2000.

2.       Consolidated Balance Sheet:
         March 31, 2001 and December 31, 2000.

3.       Consolidated Statement of Cash Flows:
         Three months ended March 31, 2001 and 2000.

4.       Consolidated Statement of Comprehensive Income:
         Three months ended March 31, 2001 and 2000.

5.       Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three months ended
                                                            March 31
                                                       2001          2000
-----------------------------------------------------------------------------
(in thousands, except share and per share amounts)
(Unaudited)

Revenue
   Broadcasting                                       $  35,185     $  44,833
   Real estate                                            4,433         3,147
-----------------------------------------------------------------------------
                                                         39,618        47,980
-----------------------------------------------------------------------------
Costs and expenses
   Cost of products and services sold                    22,022        20,750
   Selling expenses                                       4,836         5,320
   General and administrative expenses                   12,894        12,445
-----------------------------------------------------------------------------
                                                         39,752        38,515
-----------------------------------------------------------------------------
Income from operations                                     (134)        9,465
Other income, net                                         1,244         1,168
Interest expense                                          4,646         5,458
-----------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                   (3,536)        5,175

Provision for federal and state income taxes             (1,221)        1,789
-----------------------------------------------------------------------------
Income from continuing operations                        (2,315)        3,386

Loss from discontinued operations of milling
   businesses, net of income tax benefit of $640,000          -        (1,188)
-----------------------------------------------------------------------------
Net income (loss)                                     $  (2,315)    $   2,198
-----------------------------------------------------------------------------
Income per share:
   From continuing operations                         $   (0.27)    $    0.40
   From discontinued operations                               -         (0.14)
-----------------------------------------------------------------------------
   Net income                                         $   (0.27)    $    0.26
-----------------------------------------------------------------------------
Income per share assuming dilution:
   From continuing operations                         $   (0.27)    $    0.39
   From discontinued operations                               -         (0.13)
-----------------------------------------------------------------------------
   Net income                                         $   (0.27)    $    0.26
-----------------------------------------------------------------------------

Weighted average shares outstanding                       8,558         8,551

Weighted average shares outstanding assuming dilution     8,558         8,574

Dividends declared per share                          $    0.26     $    0.26

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                 March 31     December 31
                                                                                     2001            2000
----------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                            (Unaudited)

ASSETS
Current Assets
   Cash and short-term cash investments                                        $    2,409      $      218
   Receivables                                                                     31,432          40,375
   Prepaid income taxes                                                             2,360             563
   Prepaid expenses                                                                 6,629           3,862
   Television and radio broadcast rights                                            6,245          10,253
   Net working capital of discontinued operations                                  11,419          10,526
----------------------------------------------------------------------------------------------------------
       Total current assets                                                        60,494          65,797
----------------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                             87,996         102,080
----------------------------------------------------------------------------------------------------------
Other Assets
   Cash value of life insurance and retirement deposits                            11,978          11,725
   Television and radio broadcast rights                                            1,016             927
   Intangible assets, net of amortization                                         193,025         194,316
   Investments in equity investees                                                  3,106           3,057
   Other                                                                           11,029          10,017
   Net noncurrent assets of discontinued operations                                38,093          39,236
----------------------------------------------------------------------------------------------------------
                                                                                  258,247         259,278
----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                                221,911         219,649
----------------------------------------------------------------------------------------------------------
                                                                               $  628,648      $  646,804
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                               $   27,948      $   25,642
   Trade accounts payable                                                           3,532           4,981
   Accrued payroll and related benefits                                             8,344          10,458
   Television and radio broadcast rights payable                                    5,965           9,002
   Dividends payable                                                                2,227           2,225
   Other current liabilities                                                        3,659           3,368
----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   51,675          55,676
----------------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                                         260,828         257,413
----------------------------------------------------------------------------------------------------------
Other Liabilities
   Accrued retirement benefits                                                     13,743          13,638
   Deferred income taxes                                                           48,505          53,648
   Television and radio broadcast rights payable, long-term portion                   797             794
   Other liabilities                                                                5,819           2,934
----------------------------------------------------------------------------------------------------------
                                                                                   68,864          71,014
----------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,558,042                                                              10,698          10,698
   Capital in excess of par                                                         2,140           2,140
   Deferred compensation                                                             (114)           (135)
   Accumulated other comprehensive income - net of income taxes:
     Unrealized gain on marketable securities                                      56,438          65,593
     Net loss on interest rate swap                                                (1,744)
   Retained earnings                                                              179,863         184,405
----------------------------------------------------------------------------------------------------------
                                                                                  247,281         262,701
----------------------------------------------------------------------------------------------------------
                                                                               $  628,648      $  646,804
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           Three months ended
                                                                                                March 31
                                                                                           2001          2000
------------------------------------------------------------------------------------------------------------------
(in thousands)

(Unaudited)
Cash flows from operating activities
   Net income (loss)                                                                      $  (2,315)    $  2,198
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                                          6,905        5,532
       Net (gain) loss in equity investees                                                      489           (6)
       Other                                                                                    (63)         956
   Change in operating assets and liabilities
     Receivables                                                                              9,336       10,218
     Inventories                                                                                168        2,510
     Prepaid income taxes                                                                    (2,013)         (62)
     Prepaid expenses                                                                        (3,062)        (363)
     Cash value of life insurance and retirement deposits                                      (261)        (232)
     Other assets                                                                              (999)         444
     Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                                                (4,272)      (3,280)
     Accrued retirement benefits                                                                151          229
     Other liabilities                                                                          876          297
   Amortization of television and radio broadcast rights                                      4,102        4,079
   Payments for television and radio broadcast rights                                        (3,217)      (3,714)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                            5,825       18,806
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Proceeds from sale of property, plant and equipment                                            2          302
   Investments in equity investees                                                             (537)
   Purchase of property, plant and equipment                                                 (6,652)     (16,977)
----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                               (7,187)     (16,675)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net borrowings under notes payable                                                         8,925        4,345
   Payments on borrowing agreements and mortgage loans                                       (3,204)      (4,365)
   Proceeds from exercise of stock options                                                                    19
   Cash dividends paid                                                                       (2,225)      (2,224)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                  3,496       (2,225)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments                               2,134          (94)

Cash and short-term cash investments, beginning of period                                       275        3,609
----------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                                       $   2,409     $  3,515
----------------------------------------------------------------------------------------------------------------

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                        Three months ended
                                                             March 31
                                                        2001          2000
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)

Net income (loss)                                     $  (2,315)      $  2,198

Other comprehensive income:
 Cumulative effect of accounting change, net of
   income tax benefit of $489                              (907)

 Unrealized gain (loss) on marketable securities        (14,084)         4,085
 Net loss on interest rate swap                          (1,288)
 Effect of income taxes                                   5,380         (1,430)
--------------------------------------------------------------------------------
Comprehensive income (loss)                           $ (13,214)      $  4,853
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                          FISHER COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2000 filed on March 14, 2001 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain 2000 balances have been reclassified to conform to 2001 classifications.

    Accounting Change

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income, and the ineffective portion is recorded in earnings. Changes in the fair value of derivatives not designated as hedges are recognized in earnings. Grain forward and future contracts are entered into by the milling subsidiary to protect the Company from risks related to buy grain and sell flour and are not designated as hedges. The Company uses an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. In accordance with FAS 133, the effective portion of the change in fair value of the swap is recorded in other comprehensive income. Adoption of FAS 133 resulted in a reduction to other comprehensive income of $907,000, net of income tax of $489,000, which is reported as the cumulative effect of the accounting change. There was no effect on net income.

    The effective portion of the change in fair value of the interest rate swap from January 1, 2001 through March 31, 2001 is included in other comprehensive income. The fair value of the interest rate swap is included in other liabilities.

2.  Discontinued Operations

    In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On March 16, 2001 the Company and Pendleton Flour Mills, L.L.C. entered into an Asset Purchase Agreement for the sale of the assets used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations for $31 million plus working capital as of the closing date. The transaction closed on April 30. Discussions with an interested party for sale of the distribution businesses are continuing.

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

    Sales and other revenue of the discontinued milling operations for the three month periods ended March 31, 2001 and 2000 were $26,758,000 and $27,193,000, respectively.

3.  Income per share is computed as follows:
                                                    Three months ended
                                                         March 31
                                                  2001                2000
                                                         (Unaudited)
Weighted average common shares
   outstanding during the period                    8,558,042         8,550,764
Dilutive effect of:
   Restricted stock rights                                  -            12,757
   Stock options                                            -            10,091
                                                 -------------       -----------
     Weighted average shares
     outstanding assuming dilution                  8,558,042         8,573,612
                                                 -------------       -----------
Income from continuing operations                $     (2,315)       $    3,386
Loss from discontinued operations of milling
   businesses,  net of income tax benefit        $          -        $   (1,188)
                                                 -------------       -----------
Net income (loss)                                $     (2,315)       $    2,198
                                                 -------------       -----------

Income per share:
   From continuing operations                    $      (0.27)       $     0.40
   From discontinued operations                  $          -        $    (0.14)
                                                 -------------       -----------
   Net income                                    $      (0.27)       $     0.26
                                                 -------------       -----------
Income per share assuming dilution:
   From continuing operations                    $      (0.27)       $     0.39
   From discontinued operations                  $          -        $    (0.13)
                                                 -------------       -----------
   Net income                                    $      (0.27)       $     0.26
                                                 -------------       -----------

    The dilutive effect of 12,987 restricted stock rights are excluded for the three months ended March 31, 2001, and options to purchase 490,988 shares and 251,125 shares are excluded for the three months ended March 31, 2001 and 2000, respectively, because such rights and options were anti-dilutive.

4.  Segment information:

    The operations of the Company have been organized into two principal business segments; broadcasting and real estate. Intersegment sales are not significant. Income from operations by business segment consist of revenue less operating expenses. In computing income from operations by business segment, other income, net, has not been added, and interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

Identifiable assets for each segment are as follows:
                                                       March 31     December 31
                                                           2001            2000
                                                     ----------     -----------
Broadcasting                                         $  343,870       $ 356,230
Real estate                                             131,054         127,681
Corporate, eliminations and other                       104,140         113,131
                                                     ----------     -----------
Continuing operations                                   579,064         597,042

Discontinued operations                                  49,512          49,762
                                                     ----------     -----------
                                                     $  628,576       $ 646,804
                                                     ----------     -----------

Income from operations for each segment are as follows:
                                                            March 31
                                                           2001            2000
                                                     ----------     -----------
Broadcasting                                         $      698       $   9,833
Real estate                                               1,547           1,153
Corporate, eliminations and other                        (2,379)         (1,521)
                                                     ----------     -----------
Continuing operations                                      (134)          9,465

Discontinued operations                                       -          (1,341)
                                                     ----------     -----------
                                                     $    (134)       $   8,124
                                                     ----------     -----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Additional Factors That May Affect Our Business, Financial Condition And Future Results", and those discussed in our Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three month period ended March 31, 2001 compared with the similar period in 2000.

In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On March 16, 2001 the Company and Pendleton Flour Mills, L.L.C. entered into an Asset Purchase Agreement for the sale of the assets used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations for $31 million plus working capital as of the closing date. The transaction closed on April 30. Discussions with an interested party for sale of the distribution businesses are continuing.

On August 1, 2000, the broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2001 showed a consolidated loss of $2,315,000. Net income for the three months ended March 31, 2000 was $2,198,000 including a $1,188,000 loss from the milling businesses, which is reported as discontinued operations. First quarter 2001 broadcasting revenue declined $9,648,000 compared with the same period of last year due largely to a softening economy. Approximately $1,800,000 of that decline resulted from the absence of political revenue that contributed to last year's results. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $2,400,000. Operating income from the real estate segment improved compared with last year's first quarter due to the completion of phase one and start up of operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs associated with a restructuring. Interest expense declined as a result of reduced borrowing and lower interest rates.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the project are included in the broadcasting and real estate segments.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $39,618,000        -17.4%          $47,980,000

First quarter broadcasting revenue declined 21.5% compared with first quarter 2000, while revenue from real estate operations increased 40.8%. Broadcasting and real estate operations are discussed further on pages 12 and 13.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $22,022,000          6.1%          $20,750,000
   Percentage of revenue                55.6%                              43.3%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary with revenue. First quarter 2001 operating expenses of the broadcasting segment were only modestly higher than a year ago, after adjusting first quarter 2000 to exclude the Fresno television station sold in August, 2000. However, depreciation expense increased approximately $1,400,000 largely due to KOMO TV's new broadcast equipment and studios. The real estate segment also experienced increased operating costs primarily due to depreciation of Fisher Plaza.

Selling expenses
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                  $4,836,000         -9.1%           $5,320,000
   Percentage of broadcasting
   revenue                              13.7%                              11.9%

Selling expenses are incurred by the broadcasting segment. The principal cause of the reduction in selling expenses is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions. If the selling expenses incurred by the Fresno station during the first three months of 2000 were excluded, the percentage decrease would be 5.0%.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $12,894,000          3.6%          $12,445,000
   Percentage of revenue                32.5%                              25.9%

General and administrative expenses declined at the broadcasting segment largely due to cessation of benefit accruals for the segment's defined benefit plan, which is in the process of being terminated, and reduction in personnel costs as a result of the retirement of two officers. The real estate segment incurred increased costs related to development of new business opportunities, which were partially offset by reduced personnel costs as certain officers were transferred to the corporate segment in connection with a corporate restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with a restructuring.

Other income, net
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                  $1,244,000          6.5%           $1,168,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income.

Interest expense
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $4,646,000         -14.9%           $5,458,000

Interest expense includes interest on borrowed funds, loan fees, net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The decrease in 2001 interest expense compared with 2000 is attributable to lower amounts borrowed and to lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                $(1,221,000)      -168.2%            $1,789,000
   Effective tax rate                  34.5%                               34.6%

The provision for federal and state income taxes varies directly with pre-tax income.

Other comprehensive income
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $(10,899,000)      -510.5%          $2,655,000

Other comprehensive income includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the three months ended March 31, 2001 the value of the marketable securities declined $9,155,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $32.88 at December 31, 2000, $28.19 at March 31, 2001, $24.88
at December 31, 1999, and $25.56 at March 31, 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. We use an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. The effective portion of the change in fair value of the swap is recorded in other comprehensive income. At March 31, 2001, the fair value of the swap was $-2,684,000, or $-1,744,000 net of tax effects.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders' equity.



Broadcasting Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended March 31        2001           % Change            2000

                                 $35,185,000         -21.5%         $44,833,000

Comparability between the periods is affected by the sale, in August 2000, of the Fresno television station. If, for purposes of comparison, revenue from the Fresno station is excluded from the 2000 revenue, the decrease would have been -17.2%. In contrast to an extremely strong first quarter in 2000 which included significant political activity, decreased advertiser demand and declining spot rates resulted in a decline in first-quarter revenue for broadcasting operations. KOMO TV in Seattle and KATU Television in Portland experienced revenue declines of 22.2% and 17.3%, respectively. Revenue from the smaller market television stations declined 9.4% (adjusted to exclude the Fresno station). Revenue from the Seattle and Portland radio groups declined 14.6% and 28.6%, respectively, while revenue from the small market radio operations was unchanged from the year ago period.

Income from operations
--------------------------------------------------------------------------------

Three months ended March 31         2001           % Change            2000

                                 $698,000            -92.9%          $9,833,000
   Percentage of revenue              2.0%                                 21.9%

The decline in first-quarter income from operations compared with last year, is primarily due to the decline in revenue discussed above. When adjusted to exclude the Fresno television station, operating expenses in first quarter 2001 were only modestly higher than a year ago, however depreciation expense increased approximately $1,400,000 largely due to KOMO TV's new broadcast equipment and studios.



Real Estate Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended March 31         2001           % Change            2000

                                 $4,433,000           40.8%          $3,147,000

The real estate segment includes the real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. First quarter 2001 revenue of the real estate segment increased as a result of rent increases, lease cancellation fees, and rent received from Fisher Plaza.

Income from operations
--------------------------------------------------------------------------------

Three months ended March 31         2001           % Change            2000

                                 $1,547,000           34.2%          $1,153,000
   Percentage of revenue               34.9%                               36.6%

The increase in operating income for the real estate segment is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV, partially offset by costs related to development of new business opportunities. Exclusive of the Fisher Industrial Technology Center, which was completed in the Fall of 2000 but is not yet occupied by tenants, average occupancy for the first quarter of 2001 was 97.9% compared with 98.1% for the first quarter of 2000.



Discontinued Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Loss from discontinued operations of milling businesses
--------------------------------------------------------------------------------

Three months ended March 31         2001           % Change            2000

                                 $     -                            $(1,188,000)

The loss from discontinued operations of milling businesses for the three months ended March 31, 2000 includes results of operations of the milling businesses amounting to $1,828,000, net of income tax benefit of $640,000. The discontinued milling operations did not impact operating results for the first quarter of 2001 as estimated operating results of the discontinued operations from October 1, 2000 through the date of disposal were accrued in the third quarter of 2000.



Liquidity and Capital Resources

As of March 31, 2001 we had working capital of $8,818,000 and cash totaling $2,409,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities.

However, we will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, we have a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of the Fisher Plaza project and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires us to maintain certain financial ratios. At March 31, 2001, $32,000,000 was available under the revolving line of credit.

In March, 2000, U.S. Bancorp Piper Jaffray Inc. (Piper Jaffray) was engaged as a financial advisor to assist management with the sale of Fisher's flour milling and bakery products distribution operations (Fisher Mills). Piper Jaffray has identified certain interested buyers and has provided meaningful information regarding the range of proceeds expected to be received. Based on such information, on October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in the accompanying financial statements. On March 16, 2001 the Company and Pendleton Flour Mills, L.L.C. entered into an Asset Purchase Agreement for the sale of the assets used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations for $31 million plus working capital as of the closing date. The transaction closed on April 30. Discussions with an interested party for sale of the distribution businesses are continuing.

Net cash provided by operating activities during the three months ended March 31, 2001 was $5,825,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $7,187,000, principally $6,652,000 for purchase of property, plant and equipment (including the Fisher Plaza project). Net cash provided by financing activities was $3,496,000, comprised of net borrowings under notes payable of $8,925,000 less payments of $3,204,000 on borrowing agreements and mortgage loans and cash dividends paid to stockholders totaling $2,225,000 or $.26 per share.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE RESULTS

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our proposed restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We have begun to restructure our corporate enterprise with the objective of allowing greater functional integration of core competencies and improving operational efficiencies. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our company will be able to fully integrate our broadcast communications, media services and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs which we are unable to predict at this time.

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

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results for the first quarter of 2001 were adversely impacted by a softening economy, and continued economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of products and services are relatively fixed, we will likely be unable to significantly reduce costs if our revenues decrease. Our net income therefore would be substantially reduced if lower revenues continue as a result of an economic downturn in our key markets.

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

The broadcasting industry is subject to extensive regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting's licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity's officers, directors and stockholders to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

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

Our operations may be adversely affected by power outages, increased energy costs or earthquakes in the Pacific Northwest.

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001 which caused damage to some of our facilities, including Fisher Mills. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could materially adversely affect our operating results. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could adversely affect the region's economy and our advertising, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants' perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which will entail significant investment by us. An economic downturn in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could have a material adverse effect on our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could materially and adversely affect our operating results.

We have a substantial investment in the common stock of SAFECO.

As a 2.4% stockholder of the common stock of SAFECO, we will suffer a reduction in the value of our marketable securities assets if the market price of SAFECO common stock significantly declines. In addition, if SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price has been volatile in recent years, and ranged from $21.38 to $29.39 per share during 2001.

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

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego or delay acquisitions and capital expenditures or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

Antitrust law and other regulatory considerations could prevent or delay expansion of our business or adversely affect our revenues.

The completion of any future transactions we may consider will likely be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the HSR Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an acquisition or disposition opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

Our efforts to sell our bakery distribution assets may not be successful or may take longer than expected.

We have been seeking to sell our flour milling and bakery distribution assets in order to focus our resources on our remaining businesses and to focus on becoming a more fully integrated communications and media enterprise. Sale of our flour milling assets was concluded on April 30, 2001. Our efforts to sell the bakery distribution assets may not be successful, or may take longer than expected. Delay or failure of our efforts to sell the food distribution assets could also adversely affect our ability to retain personnel and customers.

The food manufacturing and distribution industry is subject to the risks including competition, regulation, potential product liability, supply risks, and dependence on third parties.

The food manufacturing and distribution industry is subject to significant risk. Competition in the food industry is intense. Food production is a heavily regulated industry, and federal laws or regulations promulgated by the Food and Drug Administration, or agencies having jurisdiction at the state level, could adversely effect Fisher Mills' revenues and results of operations. Certain risks are associated with the production and sale of food products. Food producers and distributors can be liable for damages if contaminated food causes injury to consumers. Although flour is not a highly perishable product, Fisher Mills is subject to some risk as a result of its need for timely and efficient transportation of its products.

There is competition for certain staff, including competition for sales staff in the food distribution portion of Fisher Mills' business. Loss of key sales staff can affect and in some instances has significantly and adversely affected certain food distribution operations. Production and distribution of food products also depends on transportation and can be adversely affected if a key carrier serving a facility (e.g., a railroad) experiences operational difficulties.

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

While Fisher Broadcasting has created programming in the past, we do not have significant experience in the creation and distribution of programming on the scale contemplated by Fisher Entertainment. Factors that could materially and adversely affect the results of Fisher Entertainment include competition from existing and new competitors, as well as related performance and price pressures, potential difficulties in relationships with cable and television networks, failure to obtain air time for the programming produced and the changing tastes and personnel of the acquirers of programming. There are many inherent risks in a new business venture such as Fisher Entertainment, including startup costs, performance of certain key personnel, and the unpredictability of audience tastes.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 6 to our 2000 consolidated financial statements for information regarding the contractual interest rates of our debt. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 2001, the fair value of our debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at March 31, 2001, amounted to $1,378,000 on our fixed rate debt which totaled $49,331,000.

We also had $239,186,000 in variable-rate debt outstanding at March 31, 2001. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,734,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the our ratio of funded debt to operating cash flow, on a portion of our floating rate debt outstanding under a senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At March 31, 2001, the notional amount of the swap was $78,750,000 and the fair value of the swap agreement was $-2,684,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $820,000 at March 31, 2001.

Marketable Securities Exposure

The fair value of our investments in marketable securities at March 31, 2001 was $87,996,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of March 31, 2001, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. While we have no intention to dispose of its investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $8,800,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Commodity Price Exposure

We have exposure to price fluctuations associated with grain and flour inventories, product gross margins, and certain anticipated transactions in our milling operations. Commodities such as wheat are purchased at market prices that are subject to volatility. As an element of our strategy to manage the risk of market price fluctuations, we enter into various exchange-traded futures contracts. We closely monitor and manage our exposure to market risk on a daily basis in accordance with formal policies established for this activity. These policies limit the level of exposure to futures contracts. All transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase and sales of its products.

When commitments are made for the sale of flour, generally matched transactions are also booked to protect against price fluctuations in the market price of wheat, using purchased wheat, forward commitments, and exchange-traded futures contracts.

We determine the fair value of our exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, represent our basis in those contracts. As of March 31, 2001, the carrying value of our investment in commodities futures contracts and the total net gains and losses on open contracts were immaterial. At March 31, 2001, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

The disposition of the milling businesses will eliminate our exposure to fluctuations in commodity prices.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:   None

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on March 8, 2001 announcing that the Company changed its name from Fisher Companies Inc. to Fisher Communications, Inc.

A report on Form 8-K was filed with the Commission on March 16, 2001 announcing an agreement to sell the Company's flour milling assets to Pendleton Flour Mills, L.L.C. for approximately $31 million, subject to certain conditions and regulatory approvals.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FISHER COMMUNICATIONS, INC.
                                                            (Registrant)



Dated            May 8, 2001                 /s/ Warren J. Spector
        -----------------------------------  -----------------------------------
                                             Warren J. Spector
                                             Executive Vice President and Chief
                                             Operating Officer


Dated            May 8, 2001                 /s/ David D. Hillard
        -----------------------------------  -----------------------------------
                                             David D. Hillard
                                             Senior Vice President and Chief
                                             Financial Officer