Form 10-Q
period 2001-06-30
FISHER COMMUNICATIONS INC
filed 2001-08-13
CIK 1034669

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[_]  Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ____________________

                        Commission File Number 0-22439


                          FISHER COMMUNICATIONS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


           WASHINGTON                                          91-0222175
  -------------------------------                        ----------------------
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

                           Yes       X          No
                              --------------      ______________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of June 30, 2001: 8,566,051

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

     The following Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc. and its subsidiaries.

                                                            Page no.
                                                            --------
1.   Consolidated Statement of Operations:
     Three and six months ended June 30, 2001 and 2000.        3

2.   Consolidated Balance Sheet:
     June 30, 2001 and December 31, 2000.                      4

3.   Consolidated Statement of Cash Flows:
     Six months ended June 30, 2001 and 2000.                  5

4.   Consolidated Statement of Comprehensive Income:
     Three and six months ended June 30, 2001 and 2000.        6

5.   Notes to Consolidated Financial Statements.               7

ITEM 1 - FINANCIAL STATEMENTS

                       FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Six months ended     Three months ended
                                                                June 30                 June 30
                                                           2001         2000       2001         2000
------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
(Unaudited)
Revenue
   Broadcasting                                        $   73,762   $  94,862    $ 38,574    $  50,035
   Real estate                                              8,607       6,247       4,174        3,100
------------------------------------------------------------------------------------------------------
                                                           82,369     101,109      42,748       53,135
------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of products and services sold                      34,202      35,699      16,605       17,744
   Selling expenses                                        10,255      11,114       5,419        5,794
   General and administrative expenses                     21,094      22,287      10,090       11,524
   Depreciation and amortization                           12,032       9,461       6,203        4,984
------------------------------------------------------------------------------------------------------
                                                           77,583      78,561      38,317       40,046
------------------------------------------------------------------------------------------------------
Income from operations                                      4,786      22,548       4,431       13,089

Other income, net                                           1,879       2,066         635          898

Income (loss) in equity investees                          (1,631)         34      (1,142)          28

Interest expense                                            8,875      10,866       4,229        5,408
------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes      (3,841)     13,782        (305)       8,607

Provision for federal and state income taxes (benefit)     (1,333)      4,961        (112)       3,172
------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                   (2,508)      8,821        (193)       5,435

Loss from discontinued operations of milling
   businesses, net of income tax benefit                     (327)     (1,211)       (327)         (23)
------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   (2,835)  $   7,610    $   (520)   $   5,412
------------------------------------------------------------------------------------------------------

Income (loss) per share:
   From continuing operations                          $    (0.29)  $    1.03       (0.02)   $    0.63
   From discontinued operations                             (0.04)      (0.14)      (0.04)
------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $    (0.33)  $    0.89       (0.06)   $    0.63
------------------------------------------------------------------------------------------------------

Income (loss) per share assuming dilution:
   From continuing operations                          $    (0.29)  $    1.03       (0.02)   $    0.63
   From discontinued operations                             (0.04)      (0.14)      (0.04)
------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $    (0.33)  $    0.89    $  (0.06)   $    0.63
------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                         8,561       8,554       8,563        8,557

Weighted average shares outstanding assuming dilution       8,561       8,589       8,563        8,614

Dividends declared per share                           $     0.26   $    0.52    $      -    $    0.26

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                      June 30       December 31
                                                                        2001            2000
-----------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                   (Unaudited)
ASSETS
Current Assets
   Cash and short-term cash investments                               $   2,911     $       218
   Receivables                                                           34,095          40,375
   Prepaid income taxes                                                   7,997             563
   Prepaid expenses                                                       6,174           3,862
   Television and radio broadcast rights                                  4,484          10,253
   Net working capital of discontinued operations                                        10,526
-----------------------------------------------------------------------------------------------
        Total current assets                                             55,661          65,797
-----------------------------------------------------------------------------------------------
Marketable Securities, at market value                                   92,212         102,080
-----------------------------------------------------------------------------------------------
Other Assets
   Cash value of life insurance and retirement deposits                  12,055          11,725
   Television and radio broadcast rights                                    964             927
   Intangible assets, net of amortization                               191,716         194,316
   Investments in equity investees                                        2,922           3,057
   Other                                                                 11,946          10,017
   Net noncurrent assets of discontinued operations                       1,697          39,236
-----------------------------------------------------------------------------------------------
                                                                        221,300         259,278
-----------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                      227,942         219,649
-----------------------------------------------------------------------------------------------
                                                                      $ 597,115     $   646,804
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                      $  22,289     $    25,642
   Trade accounts payable                                                 4,542           4,981
   Accrued payroll and related benefits                                   8,696          10,458
   Television and radio broadcast rights payable                          2,490           9,002
   Other current liabilities                                              2,896           5,593
   Net current liabilities of discontinued operations                       530
-----------------------------------------------------------------------------------------------
        Total current liabilities                                        41,443          55,676
-----------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                               241,615         257,413
-----------------------------------------------------------------------------------------------
Other Liabilities
   Accrued retirement benefits                                           12,972          13,638
   Deferred income taxes                                                 51,907          53,648
   Television and radio broadcast rights payable, long-term portion         873             794
   Other liabilities                                                      4,965           2,934
-----------------------------------------------------------------------------------------------
                                                                         70,717          71,014
-----------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, shares authorized 12,000,000, $1.25 par value;
     issued 8,566,051 in 2001 and 8,558,042 in 2000                      10,708          10,698
   Capital in excess of par                                               2,132           2,140
   Deferred compensation                                                    (93)           (135)
   Accumulated other comprehensive income - net of income taxes:
     Unrealized gain on marketable securities                            59,178          65,593
     Net loss on interest rate swap                                      (1,672)
   Retained earnings                                                    173,087         184,405
-----------------------------------------------------------------------------------------------
                                                                        243,340         262,701
-----------------------------------------------------------------------------------------------
                                                                      $ 597,115     $   646,804
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Six months ended
                                                                                  June 30
                                                                              2001        2000
--------------------------------------------------------------------------------------------------
(in thousands)

(Unaudited)
Cash flows from operating activities
   Net income (loss)                                                        $ (2,835)    $   7,610
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                          13,559        11,584
       Increase in noncurrent deferred income taxes                            5,756         1,276
       (Income) loss in equity investees                                       1,631           (34)
       Other                                                                     (81)          527

   Change in operating assets and liabilities
     Receivables                                                               7,009         5,916
     Inventories                                                                (321)        4,636
     Prepaid income taxes                                                     (7,610)        1,276
     Prepaid expenses                                                         (3,337)         (802)
     Cash value of life insurance and retirement deposits                       (340)         (347)
     Other assets                                                             (1,031)           26
     Income taxes payable                                                                      953
     Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                                 (8,516)       (3,732)
     Accrued retirement benefits                                                (574)          828
     Other liabilities                                                           146         1,127
   Amortization of television and radio broadcast rights                       7,682         7,729
   Payments for television and radio broadcast rights                         (8,383)       (9,063)
--------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              2,755        29,510
--------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Proceeds from sale of discontinued milling business assets                 49,769
   Proceeds from sale of property, plant and equipment                           212           292
   Investments in equity investees                                            (1,496)          125
   Purchase of property, plant and equipment                                 (18,324)      (36,317)
--------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                   30,161       (35,900)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net borrowings under notes payable                                          2,311        11,767
   Borrowings under borrowing agreements                                      13,000         3,000
   Payments on borrowing agreements and mortgage loans                       (34,464)       (3,538)
   Retirement of preferred stock of subsidiary                                (6,675)
   Proceeds from exercise of stock options                                                      19
   Cash dividends paid                                                        (4,452)       (4,449)
--------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                  (30,280)        6,799
--------------------------------------------------------------------------------------------------
Net increase in cash and short-term cash investments                           2,636           409

Cash and short-term cash investments, beginning of period                        275         3,609
--------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                         $  2,911     $   4,018
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                            Six months ended       Three months ended
                                                                June 30                 June 30
                                                            2001        2000        2001        2000
--------------------------------------------------------------------------------------------------------
(In thousands)

(Unaudited)

Net income (loss)                                         $ (2,835)   $  7,610    $   (520)   $  5,412

Other comprehensive income:
   Cumulative effect of accounting change, net of
     income tax benefit of $489                               (907)

   Unrealized gain (loss) on marketable securities          (9,868)    (16,921)      4,216     (21,006)
   Net gain (loss) on interest rate swap                    (1,177)                    111
   Effect of income taxes                                    3,865       5,922      (1,515)      7,352

------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                               $(10,922)   $ (3,389)   $  2,292    $ (8,242)
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          FISHER COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. (the "Company") as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2000 filed on March 14, 2001 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations. Certain 2000 balances have been reclassified to conform to 2001 classifications. Such reclassifications had no effect on net income or loss.

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

     The effective portion of the change in fair value of the interest rate swap from January 1, 2001 through June 30, 2001 is included in other comprehensive income. The fair value of the interest rate swap is included in other liabilities.

2.   Discontinued Operations

     On October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On April 30, 2001 the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001 the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,769,000. Proceeds from working capital included in the sales described above were based on estimated amounts at the date of closing, and are subject to adjustment when amounts are finally determined.

     As a result of these sales, and an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000. This revision in estimate, net of taxes, has been recorded as loss from discontinued operations in the quarter ended June 30, 2001.

     Net noncurrent assets of discontinued operations includes the estimated fair value of property, plant and equipment not included in the sales described above and other noncurrent assets less noncurrent liabilities relating to the discontinued milling operations. Net current liabilities of discontinued operations includes accounts payable and other net current liabilities relating to the discontinued milling operations. The value of the property, plant and equipment as well as liabilities related to benefits for terminated employees are also based on estimates and are subject to adjustment when the amounts are finally determined.

     Revenue of the discontinued milling operations for the six and three month periods ended June 30, 2001 and 2000 was $44,675,000, $55,809,000,
     $17,918,000 and $28,616,000, respectively.

     The income tax benefit attributable to the loss from discontinued operations was $172,500 and $726,000 for the six months ended June 30, 2001 and 2000, respectively; and $172,500 and $86,000 for the three months ended June 30, 2001 and 2000, respectively.

3.   Preferred Stock Redemption:

     During the second quarter of 2001 the broadcasting subsidiary redeemed outstanding preferred stock held by minority investors for $6,675,000. The redemption has been accounted for as a capital transaction.

4.   Income per share is computed as follows:

                                                              Six months ended              Three months ended
                                                                   June 30                        June 30
                                                               2001          2000           2001            2000
                                                           -----------    ----------      -----------    -----------
                                                                                 (Unaudited)
     Weighted average common shares
        outstanding during the period                        8,560,578      8,554,007       8,563,114      8,557,281
     Dilutive effect of:
        Restricted stock rights                                      -         10,833               -          8,965
        Stock options                                                -         24,382               -         47,932
                                                           -----------    -----------     -----------    -----------
          Weighted average shares
          outstanding assuming dilution                      8,560,578      8,589,222       8,563,114      8,614,178
                                                           ===========    ===========     ===========    ===========

     Income (loss) from continuing operations              $    (2,508)   $     8,821     $      (193)   $     5,435
     Loss from discontinued operations of milling
        businesses,  net of income tax benefit                    (327)        (1,211)           (327)           (23)
                                                           -----------    -----------     -----------    -----------
     Net income (loss)                                     $    (2,835)   $     7,610     $      (520)   $     5,412
                                                           ===========    ===========     ===========    ===========

     Income (loss) per share:
        From continuing operations                         $     (0.29)   $      1.03     $     (0.02)   $      0.63
        From discontinued operations                             (0.04)         (0.14)          (0.04)
                                                           -----------    -----------     -----------    -----------

        Net income (loss)                                  $     (0.33)   $      0.89     $     (0.06)   $      0.63
                                                           ===========    ===========     ===========    ===========

     Income (loss) per share assuming dilution:
        From continuing operations                         $     (0.29)   $      1.03     $     (0.02)   $      0.63
        From discontinued operations                             (0.04)         (0.14)          (0.04)
                                                           -----------    -----------     -----------    -----------

        Net income (loss)                                  $     (0.33)   $      0.89     $     (0.06)   $      0.63
                                                           ===========    ===========     ===========    ===========

     The dilutive effect of 4,728 restricted stock rights and options to purchase 490,988 shares are excluded for the six month and three month periods ended June 30, 2001, respectively, because such rights and options were anti-dilutive.

5.   Segment information:

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

Identifiable assets for each segment are as follows:

                                                                                     June 30   December 31
                                                                                        2001          2000
                                                                                 -----------   -----------
                Broadcasting                                                       $ 347,228     $ 356,230
                Real estate                                                          131,772       127,681
                Corporate, eliminations and other                                    116,418       113,131
                                                                                  ----------    ----------
                Continuing operations                                                595,418       597,042

                Discontinued operations                                                1,697        49,762
                                                                                  ----------    ----------

                                                                                   $ 597,115     $ 646,804
                                                                                  ----------    ----------

     Income from operations for each segment are as follows:

                                                             Six months ended         Three months ended
                                                                 June 30                    June 30
                                                            2001         2000          2001         2000
                                                            ----         ----          ----         ----
                Broadcasting                               $ 5,813     $ 23,588      $ 5,112      $ 13,760
                Real estate                                  3,712        2,096        1,679           944
                Corporate, eliminations and other           (4,739)      (3,136)      (2,360)       (1,615)
                                                         ----------   ---------   ----------    -----------
                Continuing operations                        4,786       22,548        4,431        13,089

                Discontinued operations                       (500)      (1,232)        (500)         (109)
                                                         ----------   ---------   ----------    -----------

                                                           $ 4,286     $ 21,316      $ 3,931      $ 12,980
                                                         ----------   ---------   ----------    -----------

6.   Recent Accounting Pronouncements:

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved FASB Statement No. 141 (FAS 141), "Business Combinations" and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Additional Factors That May Affect Our Business, Financial Condition And Future Results BG, and those discussed in our Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and six month periods ended June 30, 2001 compared with the similar periods in 2000.

On August 1, 2000, the broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million.

On October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in Management's Discussion and Analysis of Financial Position and Results of Operations and the accompanying financial statements. On April 30, 2001 the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001 the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,769,000. Proceeds from working capital included in the sales described above were based on estimated amounts at the date of closing, and are subject to adjustment when amounts are finally determined.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

On May 18, 2001, our stock began trading on the NASDAQ National Market under the symbol FSCI.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the six months ended June 30, 2001 showed a consolidated loss of $2,835,000, including a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations. Net income for the six months ended June 30, 2000 was $7,610,000 including a $1,211,000 loss from the milling businesses. First half 2001 broadcasting revenue declined $21,100,000 compared with the same period of last year. Factors occurring during the first half of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the success of the Seattle Mariners baseball team, and absence of revenue that contributed to last year's results including approximately $3,800,000 political revenue and $4,500,000 earned by KJEO which was sold on August 1, 2000. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $7,250,000. Operating income from the real estate segment improved compared with last year's first half due to the completion of phase one and start up of operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs associated with a restructuring. Interest expense declined as a result of reduced borrowing and lower interest rates.

Operating results for the second quarter of 2001 showed a consolidated loss of $520,000, including a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations. Net income for the second quarter of 2000 was $5,412,000 including a $23,000 loss from the milling businesses. Second quarter 2001 broadcasting revenue declined $11,461,000 compared with the same period of last year. As with the first half of the year, factors occurring during the second quarter of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the success of the Seattle Mariners baseball team, and absence of revenue that contributed to last year's results including approximately $2,000,000 political revenue and $2,200,000 earned by KJEO which was sold on August 1, 2000. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $4,800,000. Operating income from the real estate segment for the second quarter of 2001 improved compared with the second quarter of 2000 due to the completion of phase one and start up of operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs associated with a restructuring. Interest expense declined as a result of reduced borrowing and lower interest rates.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the project are included in the broadcasting and real estate segments.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $82,369,000    -18.5%      $101,109,000

Broadcasting revenue in the first six months of 2001 declined 22.2% compared with the first six months of 2000, while revenue from real estate operations increased 37.8%. Broadcasting and real estate operations are discussed further on pages 15-17.

Cost of products and services sold
--------------------------------------------------------------------------------

Six months ended June 30                    2001                        2000

                                         $34,202,000     -4.2%       $35,699,000
   Percentage of revenue                       41.5%                       35.3%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not vary directly with revenue. First half 2001 operating expenses of the broadcasting segment were unchanged from a year ago, after adjusting first half 2000 to exclude the Fresno television station sold in August, 2000. Overall operating costs of the real estate segment declined modestly.

Selling expenses
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $10,255,000     -7.7%       $11,114,000
   Percentage of broadcasting revenue          13.9%                       11.7%

Selling expenses are incurred by the broadcasting segment. The principal cause of the reduction in selling expenses is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions. If the selling expenses incurred by the Fresno station during the first six months of 2000 were excluded, the percentage decrease would be 3.5%. The increase in selling expenses as a percentage of revenue also reflects the relatively fixed nature of certain sales department costs, such as management salaries, information systems, and ratings services.

General and administrative expenses
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $21,094,000     -5.4%       $22,287,000
   Percentage of revenue                       25.6%                       22.1%

General and administrative expenses declined at the broadcasting segment largely due to cessation of benefit accruals for the segment's defined benefit plan, which is in the process of being terminated, reduction in personnel costs as a result of the retirement of two officers, and absence of expenses incurred by the Fresno station during the first six months of 2000. Expenses declined at the real estate segment as expenses associated with certain officers were transferred to the corporate segment in connection with a restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with a restructuring.

Depreciation and amortization
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $12,032,000     27.2%        $9,461,000
   Percentage of revenue                       14.6%                        9.4%

Depreciation expense increased because of depreciation of Fisher Plaza, which was placed in service in June of 2000, and depreciation of new broadcast and related equipment acquired by KOMO TV, which began operations in new digital studios located in Fisher Plaza in June of 2000.

Other income, net
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $1,879,000      -9.1%        $2,066,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decline in other income for the first six months of 2001 compared to the same period in 2000 is primarily attributable to a reduction in the dividend paid by SAFECO Corporation.

Income (loss) in equity investees
--------------------------------------------------------------------------------

Six months ended June 30                    2001                        2000

                                         $(1,631,000)                    $34,000

Investments in entities over which we have significant influence (equity investees) are accounted for using the equity method. The loss in equity investees for the six months ended June 30, 2001 is a result of costs related to development of new business opportunities.

Interest expense
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $8,875,000     -18.3%       $10,866,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The decrease in interest expense for the six months ended June 30, 2001 compared with the same period in 2000 is attributable to lower amounts borrowed and to lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes (benefit)
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000

                                         $(1,333,000)  -126.9%        $4,961,000
   Effective tax rate                          34.7%                       36.0%

The provision for federal and state income taxes varies directly with pre-tax income.

Other comprehensive income (loss)
--------------------------------------------------------------------------------

Six months ended June 30                    2001       % Change         2000


                                         $(8,087,000)    26.5%     $(10,999,000)

Other comprehensive income includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the six months ended June 30, 2001 the value of the marketable securities declined $6,415,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $32.88 at December 31, 2000, $29.50 at June 30, 2001, $24.88 at December 31, 1999, and
$19.88 at June 30, 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. We use an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. The effective portion of the change in fair value of the swap is recorded in other comprehensive income. At June 30, 2001, the fair value of the swap was $(2,573,000), or $(1,672,000)
net of tax effects.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders' equity.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $42,748,000     -19.6%      $53,135,000

Second quarter 2001 broadcasting revenue declined 22.9% compared with second quarter 2000, while revenue from real estate operations increased 34.7%. Broadcasting and real estate operations are discussed further on pages 15-17.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $16,605,000     -6.4%       $17,744,000
   Percentage of revenue                       38.8%                       33.4%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not vary directly with revenue. Second quarter 2001 operating expenses of the broadcasting segment were modestly lower compared with second quarter 2000, after adjustment to exclude the Fresno television station sold in August, 2000. Overall operating costs incurred by the real estate segment in the second quarter of 2001 declined modestly compared with second quarter 2000.

Selling expenses
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $5,419,000      -6.5%        $5,794,000
   Percentage of broadcasting revenue         14.0%                        11.6%

Selling expenses are incurred by the broadcasting segment. The principal cause of the reduction in selling expenses is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions. If the selling expenses incurred by the Fresno station during the second quarter of 2000 were excluded, the percentage decrease would be 2.1%. The increase in selling expenses as a percentage of revenue also reflects the relatively fixed nature of certain sales department costs, such as management salaries, information systems and ratings services.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $10,090,000     -12.4%      $11,524,000
   Percentage of revenue                       23.6%                       21.7%

General and administrative expenses declined at the broadcasting segment largely due to cessation of benefit accruals for the segment's defined benefit plan, which is in the process of being terminated, reduction in personnel costs as a result of the retirement of two officers, and absence of expenses incurred by the Fresno station during the second quarter of 2000. Expenses declined at the real estate segment as expenses associated with certain officers were transferred to the corporate segment in connection with a corporate restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with a restructuring.

Depreciation and amortization
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $6,203,000      24.5%        $4,984,000
   Percentage of revenue                      14.5%                         9.4%

Depreciation expense increased because of depreciation of Fisher Plaza, which was placed in service in June of 2000, and depreciation of new broadcast and related equipment acquired by KOMO TV, which began operations in new digital studios located in Fisher Plaza in June of 2000.

Other income, net
--------------------------------------------------------------------------------

Three months ended June 30                 2001        % Change         2000

                                         $635,000        -29.3%         $898,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decline in other income for the second quarter of 2001 compared to the same period in 2000 is primarily attributable to a reduction in the dividend paid by SAFECO Corporation.

Income (loss) in equity investees
--------------------------------------------------------------------------------

Three months ended June 30                 2001                         2000

                                         $(1,142,000)                    $28,000

Investments in entities over which we have significant influence (equity investees) are accounted for using the equity method. The loss in equity investees for the three months ended June 30, 2001 is a result of costs related to development of new business opportunities.

Interest expense
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $4,229,000      -21.8%       $5,408,000

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

Provision for federal and state income taxes (benefit)
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $(112,000)      -103.5%      $3,172,000
   Effective tax rate                        36.7%                         36.8%

The provision for federal and state income taxes varies directly with pre-tax income.

Other comprehensive income (loss)
--------------------------------------------------------------------------------

Three months ended June 30                   2001       % Change        2000

                                         $2,812,000       120.6%   $(13,654,000)

Other comprehensive income includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the three months ended June 30, 2001 the value of the marketable securities increased $2,740,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $28.19 at March 31, 2001, $29.50 at June 30, 2001, $26.56 at
March 31, 2000, and $19.88 at June 30, 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. We use an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. The effective portion of the change in fair value of the swap is recorded in other comprehensive income. At March 31, 2001, the fair value of the swap was $(2,684,000), or $(1,744,000) net of tax effects. At June 30, 2001, the fair value of the swap was $(2,573,000), or $(1,672,000) net of tax effects.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders' equity.

Broadcasting Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Six months ended June 30                   2001        % Change         2000

                                       $73,762,000      -22.2%       $94,862,000

Comparability between the periods is affected by the sale, in August 2000, of the Fresno television station. If, for purposes of comparison, revenue from the Fresno station is excluded from the 2000 revenue, the decrease in revenue from broadcasting operations for the six months ended June 30, 2001 compared with the first half of 2000 would have been 18.4%. Factors occurring during the first half of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, and competition for viewers and listeners as a result of the success of the Seattle Mariners baseball team. In addition, significant political activity during the first half of 2000 contributed to strong revenue during that period. KOMO TV in Seattle and KATU Television in Portland experienced revenue declines of 22.4% and 19.6%, respectively, in the first six months of 2001 compared to the same period in 2000. Revenue from the smaller market television stations declined 12.8% (adjusted to exclude the Fresno station) from the year ago period. Revenue from the Seattle and Portland radio groups declined 17.1% and 21.4%, respectively, from the year ago period. Revenue from the small market radio operations declined 3.3% from the year ago period.

Income from operations
--------------------------------------------------------------------------------

Six months ended June 30                   2001        % Change         2000

                                        $5,813,000       -75.4%      $23,588,000
   Percentage of revenue                      7.9%                         24.9%

The decline in income from operations for the first half of 2001 compared with the same period in 2000, is primarily due to the decline in revenue discussed above. When adjusted to exclude the Fresno television station, operating expenses in the first half of 2001 were modestly lower compared to the same period in 2000, however depreciation expense increased approximately $2,000,000 largely due to KOMO TV's new broadcast equipment and studios. When adjusted to exclude the Fresno television station, the decline in income from operations for the first half of 2001 was 74.7% compared with the same period last year.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended June 30                 2001        % Change         2000

                                      $38,574,000       -22.9%       $50,035,000

Comparability between the periods is affected by the sale, in August 2000, of the Fresno television station. If, for purposes of comparison, revenue from the Fresno station is excluded from the 2000 revenue, the decrease in revenue from broadcasting operations for the three months ended June 30, 2001 compared with the second quarter of 2000 would have been 19.4%. Factors occurring during the second quarter of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, and competition for viewers and listeners as a result of the success of the Seattle Mariners baseball team. In addition, significant political activity during the second quarter of 2000 contributed to strong revenue during that period. KOMO TV in Seattle and KATU Television in Portland experienced revenue declines of 22.5% and 21.6%, respectively, for the second quarter of 2001 compared to the same period in 2000. Revenue from the smaller market television stations declined 15.6% (adjusted to exclude the Fresno station) from the year ago period. Revenue from the Seattle and Portland radio groups declined 19.5% and 15.0%, respectively from the year ago period. Revenue from the small market radio operations declined 4.4% from the year ago period.

Income from operations
--------------------------------------------------------------------------------

Three months ended June 30                 2001        % Change         2000

                                        $5,112,000      -62.8%       $13,760,000
   Percentage of revenue                     13.3%                         27.5%

The decline in income from operations for the second quarter of 2001 compared with the same period last year, is primarily due to the decline in revenue discussed above. When adjusted to exclude the Fresno television station, operating expenses in second quarter 2001 were approximately 3.0% lower as compared to the same period in 2000, however depreciation expense increased approximately $900,000 largely due to KOMO TV's new broadcast equipment and studios. When adjusted to exclude the Fresno television station, the decline in income from operations for the second quarter of 2001 was 62.3% compared with the same period last year.

Real Estate Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Six months ended June 30                   2001        % Change         2000

                                      $8,607,000         37.8%        $6,247,000

The real estate segment includes the real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. First half 2001 revenue of the real estate segment increased as a result of rent increases, lease cancellation fees, and rent received from Fisher Plaza which was placed in service in June, 2000.

Income from operations
--------------------------------------------------------------------------------

Six months ended June 30                   2001        % Change         2000

                                       $3,712,000        77.1%        $2,096,000
   Percentage of revenue                    43.1%                          33.6%

The increase in operating income for the real estate segment is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV. Exclusive of the Fisher Industrial Technology Center, which was completed in the Fall of 2000 and is in lease-up phase, average occupancy for the first half of 2001 was 97.4% compared with 98.5% for the first half of 2000.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended June 30                2001          % Change        2000

                                        $4,174,000        34.7%       $3,100,000

The real estate segment includes the real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. Second quarter 2001 revenue of the real estate segment increased as a result of rent increases, lease cancellation fees, and rent received from Fisher Plaza.

Income from operations
--------------------------------------------------------------------------------

Three months ended June 30                2001          % Change      2000

                                       $1,679,000         77.9%       $944,000
   Percentage of revenue                    40.2%                        30.4%

The increase in operating income for the real estate segment is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV. Exclusive of the Fisher Industrial Technology Center, which was completed in the Fall of 2000 and is in lease-up phase, average occupancy for the second quarter of 2001 was 96.8% compared with 98.1% for the second quarter of 2000.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved FASB Statement No. 141 (FAS141), "Business Combinations" and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

Liquidity and Capital Resources

As of June 30, 2001, we had working capital of $14,218,000 and cash totaling $2,911,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available lines of credit to fund acquisition activities and significant real estate project development activities. In this regard, we have a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of the Fisher Plaza project and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires us to maintain certain financial ratios. At June 30, 2001, $22,000,000 was available under the revolving line of credit.

On October 27, 2000, the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in the accompanying financial statements. On April 30, 2001 the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001 the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,769,000. Proceeds from working capital included in the sales described above were based on estimated amounts at the date of closing, and are subject to adjustment when amounts are finally determined.

Net cash provided by operating activities during the six months ended June 30, 2001 was $2,755,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $30,161,000, including $49,769,000 proceeds from the sales of milling and distribution assets and working capital, reduced by $18,324,000 for purchase of property, plant and equipment (including the Fisher Plaza project) and $1,496,000 for investments in equity investees. Net cash used in financing activities was $30,280,000, comprised of payments of $34,464,000 on borrowing agreements and mortgage loans, $6,675,000 for retirement of preferred stock of our broadcasting subsidiary, cash dividends paid to stockholders totaling $4,452,000 or $.52 per share, reduced by net borrowings under notes payable of $15,311,000.

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

We cannot assure you that any of our stations will continue to maintain or increase its current audience ratings or advertising revenue market share. Fisher Broadcasting's television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternative methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station's competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting's audience share and advertising revenue. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business.

An economic downturn in the Seattle, Washington or Portland, Oregon areas could adversely affect our operations, revenue, cash flow and earnings.

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results for the first half of 2001 were adversely impacted by a softening economy, and continued economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of products and services are relatively fixed, we will likely be unable to significantly reduce costs if our revenues decrease. Our net income therefore would be substantially reduced if lower revenues continue as a result of an economic downturn in our key markets.

Our restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We are restructuring our corporate enterprise with the objective of allowing greater functional integration of core competencies and improving operational efficiencies. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our company will be able to fully integrate our broadcast communications, media services and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs which we are unable to predict at this time.

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

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001 which caused damage to some of our facilities. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could materially adversely affect our operating results. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could adversely affect the region's economy and our advertising, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants' perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which will entail significant investment by us. The softening economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could have a material adverse effect on our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could materially and adversely affect our operating results.

We have a substantial investment in the common stock of SAFECO.

As a 2.3% stockholder of the common stock of SAFECO, we will suffer a reduction in the value of our marketable securities assets if the market price of SAFECO common stock significantly declines. In addition, if SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price has been volatile in recent years, and ranged from $21.22 to $31.89 per share during the first six months of 2001.

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

The completion of any future transactions we may consider will likely be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an acquisition or disposition opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial prices and rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 6 to our 2000 consolidated financial statements for information regarding the contractual interest rates of our debt. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At June 30, 2001, the fair value of our debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at June 30, 2001, amounted to $1,316,000 on our fixed rate debt which totaled $48,946,000.

We also had $214,703,000 in variable-rate debt outstanding at June 30, 2001. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,659,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the our ratio of funded debt to operating cash flow, on a portion of our floating rate debt outstanding under a senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At June 30, 2001, the notional amount of the swap was $75,000,000 and the fair value of the swap agreement was $(2,573,000). A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $721,000 at June 30, 2001.

Marketable Securities Exposure

The fair value of our investments in marketable securities at June 30, 2001 was $92,212,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of June 30, 2001, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While we have no intention to dispose of its investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $9,221,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held April 26, 2001.

The five nominees elected to the Board of Directors for three year terms expiring in 2004 are listed below. There were no broker non-votes with respect to any of the nominees.

                                                        Votes          Votes
                                                         For         Withheld
                                                         ---         --------
         Carol H. Fratt                               6,998,504       52,879
         Donald G. Graham, Jr.                        7,006,664       44,719
         Donald G. Graham, III                        7,003,978       47,405
         William W. Krippaehne, Jr.                   7,008,320       43,063
         John D. Mangels                              7,006,960       44,423

Continuing as Directors are Jean F. McTavish, Jacklyn F. Meurk, George F. Warren, and William W. Warren, Jr., whose terms expire in 2002, and James W. Cannon, George D. Fisher, Phelps K. Fisher, William O. Fisher, and Robin J. Campbell Knepper, whose terms expire in 2003.

The proposal to approve the Fisher Communications Incentive Plan of 2001 was approved by the vote set forth below:

                  For        Against      Abstain    Broker Non-vote
                  ---        -------      -------    ---------------
               5,946,393     423,559      23,832         657,599

The proposal to approve the Amended and Restated Fisher Communications Incentive Plan of 1995 was approved by the vote set forth below:

                  For        Against      Abstain    Broker Non-vote
                  ---        -------      -------    ---------------
               5,941,137     427,635      25,012         657,599

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:     None

(b) Reports on Form 8-K:

A report on Form 8-K dated April 30, 2001 was filed with the Commission on May 9, 2001 announcing that the previously announced sale of Fisher's flour milling assets to Pendleton Flour Mills, L.L.C. was concluded.

A report on Form 8-K dated May 10, 2001 was filed with the Commission on May 11, 2001 announcing plans for stock of Fisher Communications, Inc. to begin trading on the Nasdaq Stock Market on May 18, 2001.

A report on Form 8-K dated June 29, 2001 was filed with the Commission on July 5, 2001 announcing that the previously announced sale of Fisher's distribution assets and its subsidiary, Sam Wylde Flour Co. Inc. was concluded.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FISHER COMMUNICATIONS, INC.
                                                 (Registrant)



Dated  August 10, 2001      /s/ Warren J. Spector
     --------------------   ----------------------------------
                            Warren J. Spector
                            Executive Vice President and Chief Operating Officer


Dated  August 10, 2001      /s/ David D. Hillard
     --------------------   ----------------------------------
                            David D. Hillard
                            Senior Vice President and Chief Financial Officer