Form 10-Q
period 2001-09-30
FISHER COMMUNICATIONS INC
filed 2001-11-14
CIK 1034669

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ____________________

                         Commission File Number 0-22439


                           FISHER COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              WASHINGTON                                    91-0222175
   --------------------------------               ------------------------------
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

                        Yes     X               No
                           -----------            -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.25 par value, outstanding as of September 30, 2001:
8,591,658

                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements

     The following Consolidated Financial Statements are presented for Fisher Communications, Inc. and wholly owned subsidiaries.

1.   Consolidated Statement of Income:
     Three and nine months ended September 30, 2001 and 2000.

2.   Consolidated Balance Sheet:
     September 30, 2001 and December 31, 2000.

3.   Consolidated Statement of Cash Flows:
     Nine months ended September 30, 2001 and 2000.

4.   Consolidated Statement of Comprehensive Income:
     Three and nine months ended September 30, 2001 and 2000.

5.   Notes to Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS


                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                           Nine months ended        Three months ended
                                                             September 30              September 30
                                                           2001         2000          2001        2000
--------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
 (Unaudited)
Revenue
  Broadcasting                                          $ 107,161    $ 141,354    $  33,399    $  46,492
  Real estate                                              13,034        9,633        4,427        3,386
--------------------------------------------------------------------------------------------------------
                                                          120,195      150,987       37,826       49,878
--------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of products and services sold                       53,367       52,987       19,165       17,288
  Selling expenses                                         15,389       16,550        5,134        5,436
  General and administrative expenses                      29,043       33,311        7,949       11,024
  Depreciation and amortization                            18,148       14,975        6,116        5,514
--------------------------------------------------------------------------------------------------------
                                                          115,947      117,823       38,364       39,262
--------------------------------------------------------------------------------------------------------
Income (loss) from operations                               4,248       33,164         (538)      10,616

Other income, net                                           2,508       19,549          629       17,483

Loss in equity investees                                   (3,174)        (282)      (1,543)        (316)

Interest expense                                          (13,008)     (16,524)      (4,133)      (5,658)
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                      (9,426)      35,907       (5,585)      22,125

Provision for federal and state income
  taxes (benefit)                                          (3,252)      13,767       (1,919)       8,806
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                   (6,174)      22,140       (3,666)      13,319

Loss from discontinued operations of milling
  businesses, net of income tax benefit                      (327)     (15,377)        --        (14,166)
--------------------------------------------------------------------------------------------------------
Net income (loss)                                       $  (6,501)   $   6,763    $  (3,666)   $    (847)
--------------------------------------------------------------------------------------------------------
Income (loss) per share:
  From continuing operations                            $   (0.72)   $    2.59    $   (0.43)   $    1.56
  From discontinued operations                              (0.04)       (1.80)        --          (1.66)
--------------------------------------------------------------------------------------------------------
  Net income (loss)                                     $   (0.76)   $    0.79    $   (0.43)   $   (0.10)
--------------------------------------------------------------------------------------------------------
Income (loss) per share assuming dilution:
  From continuing operations                            $   (0.72)   $    2.58    $   (0.43)   $    1.55
  From discontinued operations                              (0.04)       (1.79)        --          (1.65)
--------------------------------------------------------------------------------------------------------
  Net income (loss)                                     $   (0.76)   $    0.79    $   (0.43)   $   (0.10)
--------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                         8,569        8,555        8,585        8,558

Weighted average shares outstanding assuming dilution       8,569        8,596        8,585        8,612

Dividends declared per shares                           $    0.78    $    0.78    $    0.52    $    0.26

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  September 30                December 31
                                                                          2001                       2000
---------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                  (Unaudited)

ASSETS
Current Assets
  Cash                                                          $        2,186             $          218
  Receivables                                                           31,760                     40,375
  Prepaid income taxes                                                  11,385                        563
  Prepaid expenses                                                       6,162                      3,862
  Television and radio broadcast rights                                 14,584                     10,253
  Net working capital of discontinued operations                           601                     10,526
---------------------------------------------------------------------------------------------------------
      Total current assets                                              66,678                     65,797
---------------------------------------------------------------------------------------------------------
Marketable Securities, at market value                                  94,289                    102,080
---------------------------------------------------------------------------------------------------------
Other Assets
  Cash value of life insurance and retirement deposits                  12,140                     11,725
  Television and radio broadcast rights                                  1,933                        927
  Intangible assets, net of amortization                               190,424                    194,316
  Investments in equity investees                                        2,620                      3,057
  Other                                                                 11,924                     10,017
  Net noncurrent assets of discontinued operations                       1,317                     39,236
---------------------------------------------------------------------------------------------------------
                                                                       220,358                    259,278
---------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                     237,225                    219,649
---------------------------------------------------------------------------------------------------------
                                                                $      618,550             $      646,804
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                 $      230,402             $       25,642
  Trade accounts payable                                                 4,864                      4,981
  Accrued payroll and related benefits                                   8,232                     10,458
  Television and radio broadcast rights payable                         12,569                      9,002
  Other current liabilities                                              5,397                      5,593
---------------------------------------------------------------------------------------------------------
      Total current liabilities                                        261,464                     55,676
---------------------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                               47,129                    257,413
---------------------------------------------------------------------------------------------------------
Other Liabilities
  Accrued retirement benefits                                           13,326                     13,638
  Deferred income taxes                                                 50,800                     53,648
  Television and radio broadcast rights payable, long-term
  portion                                                                1,753                        794
  Other liabilities                                                      6,961                      2,934
---------------------------------------------------------------------------------------------------------
                                                                        72,840                     71,014
---------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock, shares authorized 12,000,000, $1.25 par
   value; issued 8,591,658 in 2001 and 8,558,042 in 2000                10,739                     10,698
  Capital in excess of par                                               3,536                      2,140
  Deferred compensation                                                    (67)                      (135)
  Accumulated other comprehensive income - net of income
   taxes:
    Unrealized gain on marketable securities                            60,529                     65,593
    Net loss on interest rate swap                                      (2,573)
  Retained earnings                                                    164,953                    184,405
---------------------------------------------------------------------------------------------------------
                                                                       237,117                    262,701
---------------------------------------------------------------------------------------------------------
                                                                $      618,550             $      646,804
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Nine months ended
                                                                    September 30
                                                                  2001       2000
-----------------------------------------------------------------------------------
(in thousands)

(Unaudited)
Cash flows from operating activities
  Net income (loss)                                            $ (6,501)   $  6,763
Adjustments to reconcile net income to net cash provided by
  operating activities
    Depreciation and amortization                                19,688      18,168
    Increase in noncurrent deferred income taxes                  4,402       1,447
    Loss in equity investees                                      3,174         282
    Gain on sale of KJEO TV                                                 (15,500)
    Net loss from discontinued operations                                    15,377
    Other                                                            13         174

  Change in operating assets and liabilities
    Receivables                                                   9,282      11,335
    Inventories                                                               4,214
    Prepaid income taxes                                        (10,997)      1,276
    Prepaid expenses                                             (3,620)        377
    Cash value of life insurance and retirement deposits           (424)       (528)
    Other assets                                                 (1,008)        119
    Trade accounts payable, accrued payroll and related
      benefits and other current liabilities                     (9,629)      3,662
    Income taxes payable                                                       (426)
    Accrued retirement benefits                                     100       1,005
    Other liabilities                                               395         139
  Amortization of television and radio broadcast rights          11,739      11,386
  Payments for television and radio broadcast rights            (12,550)    (11,924)
-----------------------------------------------------------------------------------
         Net cash provided by operating activities                4,064      47,346
-----------------------------------------------------------------------------------

Cash flows from investing activities
  Proceeds from sale of discontinued milling business assets     49,910
  Proceeds from sale of KJEO TV                                              60,000
  Proceeds from sale of property, plant and equipment               213       1,031
  Investments in equity investees                                (2,736)       (390)
  Purchase of property, plant and equipment                     (31,903)    (50,186)
-----------------------------------------------------------------------------------
         Net cash provided by investing activities               15,484      10,455
-----------------------------------------------------------------------------------
Cash flows from financing activities
  Net borrowings under notes payable                              5,107       8,601
  Borrowings under borrowing agreements                          37,000       1,000
  Payments on borrowing agreements and mortgage loans           (47,632)    (60,227)
  Redemption of preferred stock of subsidiary                    (6,675)
  Proceeds from exercise of stock options                         1,249          19
  Cash dividends paid                                            (6,686)     (6,673)
-----------------------------------------------------------------------------------
         Net cash used in financing activities                  (17,637)    (57,280)
-----------------------------------------------------------------------------------
Net increase in cash and short-term cash investments              1,911         521

Cash and short-term cash investments, beginning of period           275       3,609
-----------------------------------------------------------------------------------
Cash and short-term cash investments, end of period            $  2,186    $  4,130
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                      Nine months ended       Three months ended
                                                         September 30            September 30
                                                       2001        2000         2001       2000
------------------------------------------------------------------------------------------------
(In thousands)

(Unaudited)
Net income (loss)                                   $ (6,501)   $  6,763    $ (3,666)   $   (847)

Other comprehensive income (loss):
  Cumulative effect of accounting change, net of
    income tax benefit of $489                          (907)

  Unrealized gain (loss) on marketable securities     (7,791)      5,060       2,077      21,981
  Net (loss) on interest rate swap                    (2,563)                 (1,386)
  Effect of income taxes                               3,624      (1,771)       (242)     (7,693)
------------------------------------------------------------------------------------------------
Comprehensive income (loss)                         $(14,138)   $ 10,052    $ (3,217)   $ 13,441
------------------------------------------------------------------------------------------------

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

     The effective portion of the change in fair value of the interest rate swap from January 1, 2001 through September 30, 2001 is included in other comprehensive income. The fair value of the interest rate swap is included in other liabilities.

2.   Discontinued Operations

     On October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in the accompanying financial statements. On April 30, 2001, the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001, the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,910,000 including working capital.

     As a result of these sales, and an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000. This revision in estimate, net of taxes, was recorded as loss from discontinued operations in the quarter ended June 30, 2001.

     Net working capital of discontinued operations includes net current assets relating to the discontinued milling operations. Net noncurrent assets of discontinued operations includes the estimated fair value of property, plant and equipment not included in the sales described above and other noncurrent assets less noncurrent liabilities relating to the discontinued milling operations. The value of the property, plant and equipment as well as liabilities related to benefits for terminated employees are also based on estimates and are subject to adjustment when the amounts are finally determined.

     Revenue of the discontinued milling operations was $44,675,000 and $83,526,000 for the nine months ended September 30 2001 and 2000, respectively; and $0 and $27,494,000 for the three months ended September 30, 2001 and 2000, respectively.

     The income tax benefit attributable to the loss from discontinued operations was $172,500 and $8,346,000 for the nine months ended September 30, 2001 and 2000, respectively; and $0 and $7,620,000 for the three months ended September 30, 2001 and 2000, respectively.

3.   Borrowing agreements:

     The Company maintains an unsecured revolving line of credit and a senior secured credit facility which require the Company to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of September 30, 2001 the Company was not in compliance with some of the covenants, including some covenants with respect to required financial ratios. As a result of such noncompliance, the lenders could require the Company to immediately repay all principal and interest outstanding under the revolving line of credit and the senior secured credit facility. Accordingly, $213,611,000 of principal which was outstanding under the revolving line of credit and the senior secured credit facility as of September 30, 2001 has been included in current liabilities as notes payable in the accompanying balance sheet. Management is negotiating with the lenders for a waiver of the noncompliance and is in the process of negotiating new credit facilities. If we are unable to obtain a waiver or negotiate new financing arrangements, we may sell some assets in order to meet our short term liquidity needs.

4.   Preferred Stock Redemption:

     During the second quarter of 2001 the broadcasting subsidiary redeemed outstanding preferred stock held by minority investors for $6,675,000. The redemption has been accounted for as a capital transaction.

5.   Income per share is computed as follows:


                                                      Nine months ended               Three months ended
                                                        September 30                     September 30
                                                     2001           2000             2001           2000
                                                 -----------    -----------      -----------    -----------
                                                                         (Unaudited)
Weighted average common shares
   outstanding during the period                   8,568,799      8,555,367        8,585,091      8,558,042
Dilutive effect of:
   Restricted stock rights                              --           10,037             --            8,470
   Stock options                                        --           30,461             --           45,217
                                                 -----------    -----------      -----------    -----------
    Weighted average shares
     outstanding assuming dilution                 8,568,799      8,595,865        8,585,091      8,611,729
                                                 ===========    ===========      ===========    ===========

Income (loss) from continuing operations         $    (6,174)   $    22,140      $    (3,666)   $    13,319
Loss from discontinued operations of milling
   businesses,  net of income tax benefit               (327)       (15,377)            --          (14,166)
                                                 -----------    -----------      -----------    -----------
Net income (loss)                                $    (6,501)   $     6,763      $    (3,666)   $      (847)
                                                 ===========    ===========      ===========    ===========
Income (loss) per share:
   From continuing operations                    $     (0.72)   $      2.59      $     (0.43)   $      1.56
   From discontinued operations                        (0.04)         (1.80)            --            (1.66)
                                                 -----------    -----------      -----------    -----------
   Net income (loss)                             $     (0.76)   $      0.79      $     (0.43)   $     (0.10)
                                                 ===========    ===========      ===========    ===========

Income (loss) per share assuming dilution:
   From continuing operations                    $     (0.72)   $      2.58      $     (0.43)   $      1.55
   From discontinued operations                        (0.04)         (1.79)            --            (1.65)
                                                 -----------    -----------      -----------    -----------
   Net income (loss)                             $     (0.76)   $      0.79      $     (0.43)   $     (0.10)
                                                 ===========    ===========      ===========    ===========

     The dilutive effect of 4,422 restricted stock rights and options to purchase 456,393 shares are excluded for the nine month and three month periods ended September 30, 2001, respectively, because such rights and options were anti-dilutive.

6.   Segment information:

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

     Identifiable assets for each segment are as follows:

                                              September 30       December 31
                                                      2001              2000
                                           ---------------   ---------------
Broadcasting                                      $348,688          $356,230
Real estate                                        143,796           127,681
Corporate, eliminations and other                  124,147           113,131
                                           ---------------   ---------------
Continuing operations                              616,631           597,042

Discontinued operations                              1,919            49,762
                                           ---------------   ---------------
                                                  $618,550          $646,804
                                           ---------------   ---------------


     Income from operations for each segment are as follows:

                                       Nine months ended     Three months ended
                                          September 30           September 30
                                        2001       2000       2001        2000
                                    --------   ---------   ---------   ---------
Broadcasting                        $  5,475    $ 35,009    $   (338)   $ 11,421
Real estate                            5,377       3,280       1,665       1,184
Corporate, eliminations and other     (6,604)     (5,125)     (1,865)     (1,989)
                                    --------   ---------   ---------   ---------
Continuing operations                  4,248      33,164        (538)     10,616

Discontinued operations                 (500)     (1,826)        --         (594)
                                    --------   ---------   ---------   ---------
                                    $  3,748    $ 31,338    $   (538)   $ 10,022
                                    --------   ---------   ---------   ---------

7.   Recent Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board (FASB) approved FASB Statement No. 141 (FAS 141), "Business Combinations", and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

     In June 2001, the FASB issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations", which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. In August 2001, the FASB issued Statement No. 144 (FAS 144) "Accounting for the Impairment or disposal of Long-Lived Assets", which establishes requirements for the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of FAS 144 shall be effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years. We are currently assessing the impact of FAS 143 and FAS 144 on our financial statements.

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

This discussion is intended to provide an analysis of significant trends and material changes in the Company's financial position and operating results during the three and nine month periods ended September 30, 2001 compared with similar periods in 2000.

On August 1, 2000, the Company's broadcasting subsidiary completed the sale of all of the membership interest in a limited liability company which owned and operated KJEO-TV in Fresno, California, for $60 million.

On October 27, 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in the accompanying financial statements. On April 30, 2001, the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001 the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,910,000 including working capital.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the nine months ended September 30, 2001 showed a consolidated loss of $6,501,000, including a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations. Net income for the nine months ended September 30, 2000 was $6,763,000 including after tax gains from the sale of KJEO-TV and a parcel of real estate amounting to $9,168,000 and $347,000, respectively, and $15,377,000 loss from the milling businesses. For the nine months ended September 30, 2001, broadcasting revenue declined $34,193,000 compared with the similar period of last year. Factors occurring during the first nine months of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the popularity of the Seattle Mariners baseball game programming, and absence of revenue from political advertising, which contributed approximately $10,900,000 of revenue to results for the first nine months of 2000, and the absence of revenue from KJEO-TV which had contributed approximately $5,200,000 of revenue in 2000 prior to sale on August 1st of that year. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $10,300,000. Operating income from real estate operations for the nine months ended September 30, 2001 improved compared with the similar period of last year due to improved margins and the completion of phase one and operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs associated with the Company's restructuring. Interest expense declined as a result of reduced borrowing and lower interest rates.

Operating results for the third quarter of 2001 showed a consolidated loss of $3,666,000. Net loss for the third quarter of 2000 was $847,000 including after tax gains from the sale of KJEO-TV and a parcel of real estate amounting to $9,168,000 and $347,000, respectively, and $14,166,000 loss from the milling businesses. Third quarter 2001 broadcasting revenue declined $13,093,000 compared with the same period of last year due to the factors discussed above which impacted the first nine months of the year, including a decline of $7,100,000 in political advertising revenue, and the absence of revenue from KJEO-TV, which contributed revenue totaling $653,000 during the three months ended September 30, 2000. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $3,100,000. Operating income from the real estate segment for the third quarter of 2001 improved compared with the third quarter of 2000 due to improved margins and operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs associated with the Company's restructuring. Interest expense declined as a result of reduced borrowing and lower interest rates.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------
Nine months ended September 30          2001         % Change           2000

                                   $120,195,000        -20.4%      $150,987,000

Broadcasting revenue in the first nine months of 2001 declined 24.2% compared with the first nine months of 2000, while revenue from real estate operations increased 35.3%. Broadcasting and real estate operations are discussed further on pages 16-18.

Cost of products and services sold
--------------------------------------------------------------------------------

Nine months ended September 30          2001         % Change           2000

                                    $53,367,000          0.7%        $52,987,000
   Percentage of revenue                  44.4%                            35.1%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, including salaries, and costs to operate the properties reported in the real estate segment. These costs are relatively fixed in nature, and do not vary directly with revenue. For the nine months ended September 30, 2001 operating expenses of the broadcasting operations increased approximately $1,000,000 from a year ago, after adjusting last year to exclude expenses of KJEO-TV, which was sold in August, 2000. Overall operating costs of the real estate operations increased approximately $750,000. Broadcasting and real estate operations are discussed further on pages 16-18.

Selling expenses
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                    $15,389,000          -7.0%       $16,550,000
   Percentage of broadcasting
     revenue                              14.4%                            11.7%

Selling expenses are incurred by the broadcasting operations. The principal cause of the reduction in selling expenses is the overall decrease in sales, which resulted in decreased sales department compensation, primarily in the form of sales commissions. If the selling expenses incurred by KJEO-TV reflected in operating results for the first nine months of 2000 are excluded, the percentage decrease would be 3.6%. The increase in selling expenses as a percentage of revenue also reflects the relatively fixed nature of certain sales department costs, such as management salaries, information systems, and ratings services.

General and administrative expenses
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                     $29,043,000        -12.8%       $33,311,000
   Percentage of revenue                   24.2%                           22.1%

General and administrative expenses declined at the broadcasting operations largely due to cessation of benefit accruals for the broadcasting subsidiary's defined benefit plan, which is in the process of being terminated, reduction in personnel costs as a result of the retirement of a senior officer in early 2001, and decrease of expenses attributable to KJEO-TV as a result of the sale on August 1, 2000. Expenses declined with respect to the real estate operations as expenses associated with certain officers were transferred to the corporate segment in connection with the Company's restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with the restructuring.

Depreciation and amortization
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                     $18,148,000         21.2%       $14,975,000
   Percentage of revenue                   15.1%                            9.9%

Depreciation expense increased because of depreciation of Fisher Plaza, which was placed in service in June of 2000, and depreciation of new broadcast and related equipment acquired by KOMO TV, which began operations in new digital studios located in Fisher Plaza in June of 2000.

Other income, net
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                      $2,508,000        -87.2%       $19,549,000

Other income, net in 2001 includes primarily dividends received on marketable securities and also interest and miscellaneous income. The decline in other income for the first nine months of 2001 compared to the same period in 2000 is attributable to a reduction in the dividend paid by SAFECO Corporation and the inclusion in 2000 of gain from the sale of KJEO-TV in the amount of $15,500,000 and gain from sale of a parcel of real estate in the amount of $534,000. After deducting income taxes, the gains were $9,168,000 and $347,000, respectively.

Loss in equity investees
--------------------------------------------------------------------------------

Nine months ended September 30          2001                             2000

                                      $3,174,000                        $282,000

Investments in entities over which we have significant influence (equity investees) are accounted for using the equity method. The loss in equity investees includes our pro rata share of losses incurred by such investees and, for the nine months ended September 30, 2001, relate principally to development of the Civia Media Terminal.

Interest expense
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                     $13,008,000        -21.3%       $16,524,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The decrease in interest expense for the nine months ended September 30, 2001 compared with the same period in 2000 is attributable to lower amounts borrowed and to lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes (benefit)
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                    $(3,252,000)       -123.6%       $13,767,000
   Effective tax rate                      34.5%                           38.3%

The provision for federal and state income taxes (benefit) varies directly with pre-tax income or loss.

Other comprehensive income (loss)
--------------------------------------------------------------------------------

Nine months ended September 30          2001                             2000

                                    $(7,637,000)                      $3,289,000

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the nine months ended September 30, 2001 the value of the marketable securities declined $5,064,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $32.88 at December 31, 2000, $30.33 at September 30, 2001, $24.88 at December 31, 1999, and $27.25 at September 30, 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. We use an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. The effective portion of the change in fair value of the swap is recorded in other comprehensive income. At September 30, 2001, the fair value of the swap was $(3,959,000), or $(2,573,000) net of tax effects.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders' equity.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                     $37,826,000        -24.2%       $49,878,000

Broadcasting revenue in the third quarter of 2001 declined 28.2% compared with the similar period of 2000, while revenue from real estate operations increased 30.7%. Broadcasting and real estate operations are discussed further on pages 16-18.

Cost of products and services sold
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                     $19,165,000         10.9%       $17,288,000
   Percentage of revenue                   50.7%                           34.7%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, including salaries, and costs to operate the properties reported in the real estate segment. These costs are relatively fixed in nature, and do not vary directly with revenue. Third quarter 2001 operating expenses of the broadcasting operations increased 3.6% compared with third quarter 2000, and operating costs reported in the real estate operations in the third quarter of 2001 increased 23.7% compared with third quarter 2000.

Selling expenses
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $5,134,000         -5.6%        $5,436,000
   Percentage of broadcasting revenue      15.4%                           11.7%

Selling expenses are incurred by the broadcasting operations. The principal cause of the reduction in selling expenses is the overall decrease in sales, which resulted in decreased sales department compensation, primarily in the form of sales commissions. The increase in selling expenses as a percentage of revenue also reflects the relatively fixed nature of certain sales department costs, such as management salaries, information systems and ratings services.

General and administrative expenses
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $7,979,000        -27.9%       $11,024,000
   Percentage of revenue                   21.0%                           22.1%

General and administrative expenses declined at the broadcasting operations largely due to cessation of benefit accruals for the broadcasting subsidiary's defined benefit plan, which is in the process of being terminated and reduction in personnel costs as a result of the retirement of a senior officer in early 2001. Expenses declined with respect to the real estate operations as expenses associated with certain officers were transferred to the corporate segment in connection with the Company's restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with the restructuring.

Depreciation and amortization
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $6,116,000         10.9%        $5,514,000
   Percentage of revenue                   16.2%                           11.1%

Depreciation expense increased because of depreciation of Fisher Plaza, which was placed in service in June of 2000, and depreciation of new broadcast and related equipment acquired by KOMO TV, which began operations in new digital studios located in Fisher Plaza in June of 2000.

Other income, net
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                        $629,000        -96.4%       $17,483,000

Other income, net in 2001 includes primarily dividends received on marketable securities and also interest and miscellaneous income. The decline in other income for the third quarter of 2001 compared to the same period in 2000 is attributable to a reduction in the dividend paid by SAFECO Corporation and the inclusion in third quarter 2000 of gain from the sale of KJEO-TV in the amount of $15,500,000 and gain from sale of a parcel of real estate in the amount of $534,000. After deducting income taxes, the gains were $9,168,000 and $347,000, respectively.

Loss in equity investees
--------------------------------------------------------------------------------

Three months ended September 30         2001                             2000

                                     $1,543,000                         $316,000

Investments in entities over which we have significant influence (equity investees) are accounted for using the equity method. The loss in equity investees includes our pro rata share of losses incurred by such investees and, for the three months ended September 30, 2001, relate principally to development of the Civia Media Terminal.

Interest expense
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $4,133,000        -27.0%        $5,658,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The decrease in interest expense for the third quarter of 2001 compared with the same period in 2000 is attributable to lower amounts borrowed and to lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

Provision for federal and state income taxes (benefit)
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                    $(1,919,000)       -121.8%        $8,806,000
   Effective tax rate                      34.4%                           39.8%

The provision for federal and state income taxes (benefit) varies directly with pre-tax income or loss.

Other comprehensive income
--------------------------------------------------------------------------------

Three months ended September 30         2001                             2000

                                       $449,000                      $14,288,000

Other comprehensive income includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the third quarter of 2001 the value of the marketable securities increased $1,350,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $29.50 at June 30, 2001, $30.33 at September 30, 2001, $19.88 at June
30, 2000, and $27.25 at September 30, 2000.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. We use an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. The effective portion of the change in fair value of the swap is recorded in other comprehensive income. At June 30, 2001, the fair value of the swap was $(2,573,000), or $(1,672,000)
net of tax effects. At September 30, 2001, the fair value of the swap was $(3,959,000), or $(2,573,000) net of tax effects.

Broadcasting Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                    $107,161,000        -24.2%      $141,354,000

Comparability between the periods is affected by the sale by the Company's broadcasting subsidiary, in August 2000, of all of the membership interest in a limited liability company which owned and operated KJEO-TV. If, for purposes of comparison, revenue from KJEO-TV is excluded from the 2000 revenue, the decrease in revenue from broadcasting operations for the nine months ended September 30, 2001 compared with the similar period of 2000 would be 21.3%. Factors occurring during the first nine months of 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the popularity of the Seattle Mariners baseball game programming, and absence of revenue from political advertising, which contributed approximately

$10,900,000 of revenue to results for the first nine months of 2000, and the absence of revenue from KJEO-TV, which had contributed approximately $5,200,000 of revenue for the first nine months of 2000 prior to August 1st of that year. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising. KOMO TV in Seattle and KATU Television in Portland experienced declines in net revenue of 28.1% and 24.3%, respectively, in the first nine months of 2001 compared to the same period in 2000. Revenue from the smaller market television stations declined 15.9% (adjusted to exclude KJEO-TV) from the year ago period. Revenue from the Company's Seattle and Portland radio groups declined 18.5% and 18.8%, respectively, from the year ago period. Revenue from the small market radio operations declined 2.0% from the year ago period.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                      $5,475,000        -84.4%       $35,009,000
   Percentage of revenue                    5.1%                           24.8%

The decline in income from operations for the first nine months of 2001 compared with the same period in 2000, is primarily due to the decline in revenue discussed above. If adjusted to exclude the operating results attributable to KJEO-TV, operating expenses in the nine months of 2001 would be modestly lower compared to the same period in 2000. Depreciation expense increased approximately $2,500,000 largely due to KOMO TV's new broadcast equipment and studios.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                     $33,399,000        -28.2%       $46,492,000

Factors occurring during the third quarter of 2001 which have contributed to the decline in broadcasting revenue include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the popularity of the Seattle Mariners baseball game programming, and absence of revenue from political advertising, which contributed approximately $7,100,000 of revenue to results in the quarter ended September 30, 2000, and the absence of revenue from KJEO-TV which had contributed approximately $700,000 of revenue to results in the quarter ended September 30, 2000. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising. KOMO TV in Seattle and KATU Television in Portland experienced declines in net revenue of 39.6% and 33.4%, respectively, in the third quarter of 2001 compared to the same period in 2000. Revenue from the smaller market television stations declined 21.9% (adjusted to exclude KJEO-TV) from the year ago period. Revenue from the Company's Seattle and Portland radio groups declined 21.1% and 13.9%, respectively, from the year ago period. Revenue from the small market radio operations declined 0.5% from the year ago period.

Income (loss) from operations
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $(338,000)       -103.0%       $11,421,000
   Percentage of revenue                   -1.0%                           24.8%

The decline in income from operations for third quarter of 2001 as compared with the same period in 2000 is primarily due to the decline in revenue discussed above. Operating expenses in the third quarter of 2001 were modestly lower compared to the same period in 2000. Depreciation expense increased approximately $500,000 largely due to KOMO TV's new broadcast equipment and studios.

Real Estate Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                     $13,034,000         35.3%        $9,633,000

The real estate segment includes the Company's real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. The increase in revenue from the real estate segment resulted from rent increases, lease cancellation fees, and rent received from Fisher Plaza which was placed in service in June of 2000.

Income from operations
--------------------------------------------------------------------------------

Nine months ended September 30          2001          % Change           2000

                                      $5,377,000         64.0%        $3,280,000
   Percentage of revenue                   41.3%                           34.1%

The increase in operating income for the real estate segment is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV. Exclusive of the Fisher Industrial Technology Center, which was completed in the Fall of 2000 and is in lease-up phase, average occupancy for the first nine months of 2001 was 96.8% compared with 97.5% for the similar period of 2000.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenue
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $4,427,000         30.7%        $3,386,000

The real estate segment includes the real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. The increase in third quarter revenue from the real estate segment resulted from rent increases, lease cancellation fees, and rent received from Fisher Plaza which was placed in service in June of 2000.

Income from operations
--------------------------------------------------------------------------------

Three months ended September 30         2001          % Change           2000

                                      $1,665,000         40.7%        $1,184,000
   Percentage of revenue                   37.6%                           35.0%

The increase in operating income for the real estate segment is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV. Exclusive of the Fisher Industrial Technology Center, which was completed in the Fall of 2000 and is in lease-up phase, average occupancy for the third quarter of 2001 was 97.1% compared with 98.5% for the third quarter of 2000.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved FASB Statement No. 141 (FAS 141), "Business Combinations" and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

In June 2001, the FASB issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations", which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. In August 2001, the FASB issued Statement No. 144 (FAS
144) "Accounting for the Impairment or disposal of Long-Lived Assets", which establishes requirements for the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of FAS 144 shall be effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years. We are currently assessing the impact of FAS 143 and FAS 144 on our financial statements.

Liquidity and Capital Resources

As of September 30, 2001, we had a working capital deficiency of $194,786,000 and cash totaling $2,186,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available lines of credit to fund acquisition activities and significant real estate development activities. In this regard, we have a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of Fisher Plaza and for general corporate purposes. The revolving line of credit provides that borrowings under the line will bear interest at variable rates. The revolving line of credit also places limitations on the disposition or encumbrance of certain assets and requires us to maintain certain financial ratios. At September 30, 2001, $8,000,000 was available under the revolving line of credit and approximately $14,000,000 was available under short-term working capital lines of credit.

The revolving line of credit and a senior secured credit facility maintained by the Company require us to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of September 30, 2001 we were not in compliance with some of the covenants, including some covenants with respect to some of the required financial ratios. As a result of such noncompliance, the lenders could require the Company to immediately repay all principal and interest outstanding under the revolving line of credit and the senior secured credit facility. Accordingly, $213,611,000 of principal which was outstanding under the revolving line of credit and the senior secured credit facility as of September 30, 2001 has been included in current liabilities as notes payable in the accompanying balance sheet. Management is negotiating with the lenders for a waiver of the noncompliance and is in the process of negotiating new credit facilities. If we are unable to obtain a waiver or negotiate new financing arrangements, we may sell some assets in order to meet our short term liquidity needs.

On October 27, 2000, the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net working capital, and net noncurrent assets of Fisher Mills are reported as discontinued operations in the accompanying financial statements. On April 30, 2001 the sale of the assets and working capital used in the Seattle, Blackfoot, Modesto, and Portland flour milling operations was completed. On June 29, 2001 the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Co. was completed. Proceeds from the transactions totaled $49,910,000 including working capital.

On November 6, 2001, the Board of Directors approved management's recommendation to sell the real estate assets held by the Company's real estate subsidiary. Any offers that may be received from potential purchasers are subject to approval of the Board of Directors. Net proceeds will be used to reduce borrowing and for general corporate purposes. There can be no assurance that the Company will be able to successfully complete a sale of the real estate assets on terms attractive to the Company, if at all.

Net cash provided by operating activities during the nine months ended September 30, 2001 was $4,064,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $15,484,000, including $49,910,000 proceeds from the sales of milling and distribution assets and working capital, reduced by $31,903,000 for purchase of property, plant and equipment (including the Fisher Plaza project) and $2,736,000 for investments in equity investees. Net cash used in financing activities was $17,637,000, comprised of payments of $47,632,000 on borrowing agreements and mortgage loans, $6,675,000 for retirement of preferred stock of our broadcasting subsidiary, cash dividends paid to stockholders totaling $6,686,000 or $.78 per share, reduced by net borrowings under notes payable and borrowing agreements totaling $42,107,000 and proceeds from exercise of stock options of $1,249,000.

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

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results for the first nine months of 2001 were adversely impacted by a softening economy, and continued economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of products and services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decrease. Our net income therefore would be substantially reduced if lower revenues continue as a result of an economic downturn in our key markets.

Failure to comply with covenants under our line of credit and credit facility could harm our business, financial condition and results of operations.

We maintain an unsecured revolving line of credit and a senior secured credit facility which require us to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of September 30, 2001 we were not in compliance with some of the covenants, including some covenants with respect to some of the required financial ratios. As a result of such noncompliance, the lenders could require us to immediately repay all principal and interest outstanding under the line of credit and credit facility, which would harm our business, financial condition and results of operations. We might not be able to obtain a waiver of such noncompliance or obtain financing on terms which are as attractive as the terms of our current line of credit and credit facility, if at all. If we are unable to obtain a waiver or negotiate new financing arrangements, we may sell some assets in order to meet our short term liquidity needs. If we are able to obtain a waiver of the noncompliance from our lenders or obtain new financing arrangements, such waiver or new financing arrangements may contain new or amended covenants or additional limitations on our operations.

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

The September 11, 2001 terrorist attacks may continue to affect our results of operations.

We may continue to be affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. At this time, we cannot determine the ultimate extent of the effect of these events and their aftermath on the operating results of our television and radio broadcasting operations. However, as a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues. The events of September 11 have further depressed economic activity in the United States and globally, including the markets in which we operate. If weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected. Furthermore, there is no assurance that there will not be further terrorist attacks against the United States or United States businesses, including real or threatened attacks. Although we have received no specific threats of such attacks, any such attacks might directly impact our physical facilities or our personnel, potentially causing substantial losses or disruptions in our operations. Our insurance coverage may not be adequate to cover the losses and interruptions caused by terrorist attacks. Insurance premiums may increase, or adequate coverage may not be available.

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

As a 2.3% stockholder of the common stock of SAFECO, we will suffer a reduction in the value of our marketable securities assets if the market price of SAFECO common stock significantly declines. In addition, if SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price has been volatile in recent years, and ranged from $21.50 to $32.69 per share during the first nine months of 2001.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 6 to our 2000 consolidated financial statements for information regarding the contractual interest rates of our debt. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At September 30, 2001, the fair value of our debt is estimated to approximate the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at September 30, 2001, amounted to $1,255,000 on our fixed rate debt which totaled $48,554,000.

We also had $228,728,000 in variable-rate debt outstanding at September 30, 2001. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,015,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the our ratio of funded debt to operating cash flow, on a portion of our floating rate debt outstanding under a senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At September 30, 2001, the notional amount of the swap was $71,250,000 and the fair value of the swap agreement was $(3,959,000). A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $445,000 at September 30, 2001.

Marketable Securities Exposure

The fair value of our investments in marketable securities at September 30, 2001 was $94,289,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of September 30, 2001, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While we have no intention to dispose of its investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $9,429,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

The Company maintains an unsecured revolving line of credit and a senior secured credit facility which require the Company to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of September 30, 2001 the Company was not in compliance with some of the covenants, including some covenants with respect to required financial ratios. As a result of such noncompliance, the lenders could require the Company to immediately repay all principal and interest outstanding under the revolving line of credit and the senior secured credit facility. Accordingly, $213,611,000 of principal which was outstanding under the revolving line of credit and the senior secured credit facility as of September 30, 2001 has been included in current liabilities as notes payable in the accompanying balance sheet. Management is negotiating with the lenders for a waiver of the noncompliance and is in the process of negotiating new credit facilities.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:             None

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on September 14, 2001 announcing an amendment to the company's bylaws, declaration of a dividend, and the resignation of two directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FISHER COMMUNICATIONS, INC.
                                                 (Registrant)


Dated    November 14, 2001                /s/ Warren J. Spector
       -------------------------          -------------------------------------
                                          Warren J. Spector
                                          Executive Vice President and
                                          Chief Operating Officer


Dated    November 14, 2001                /s/ David D. Hillard
       -------------------------          -------------------------------------
                                          David D. Hillard
                                          Senior Vice President and
                                          Chief Financial Officer