Form 10-K
period 2001-12-31
FISHER COMMUNICATIONS INC
filed 2002-03-27
CIK 1034669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ __ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002, based on the last sale price reported on the Nasdaq National Market, was approximately $243,791,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002 was:
             Title of Class                 Number of Shares Outstanding
             --------------                 ----------------------------
      Common Stock, $1.25 Par Value               8,591,658 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2002, are incorporated by reference under Part III of this Report.

                                     PART I

ITEM 1.        BUSINESS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the section entitled "Additional Factors that May Affect Our Business, Financial Condition and Future Results" below and elsewhere in this annual report. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

                               COMPANY DESCRIPTION

Fisher Communications, Inc. is a communications and media company comprised of three subsidiaries: Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. We are focused primarily on broadcasting and media services, but we also currently maintain a portfolio of commercial real estate assets through our subsidiary, Fisher Properties Inc.

In 2001 we changed our name from Fisher Companies Inc. to Fisher
Communications, Inc. and listed on the Nasdaq National Market to increase visibility for the company and facilitate trading for shareholders.

The broadcasting subsidiary owns and operates eleven network-affiliated television stations (and owns a 50% interest in a company that owns a twelfth television station), and also owns and operates 28 radio stations. The television and radio stations are located in Washington, Oregon, Idaho, and Montana, with the exception of two Fox-affiliated television stations located in Augusta and Columbus, Georgia. Seattle and Portland are our two largest markets for both television and radio (ranked 12th and 23rd; 14th and 24th, respectively, based on Designated Market Area rankings by Nielsen Media Research). Fisher's television stations reach nearly 4,000,000 households (approximately 4% of U.S. television households) according to Nielsen Media Research. Our radio stations represent the 26th largest radio group in the U.S. in terms of revenue.

Fisher Media Services Company was formed in 2001 to develop and manage three principle businesses: Fisher Entertainment, a producer and distributor of content for cable and television; Fisher Pathways, offering satellite transmission services; and Fisher Plaza, a digital hub that houses and serves an array of communications and media clients.

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. As of December 31, 2001, the company had 1,016 full-time employees. As used herein, unless the context requires otherwise, when we say "we," "us" or "our," we are referring to Fisher Communications, Inc. and its consolidated subsidiaries. Note 11 to the consolidated financial statements contains information regarding our industry segments for the years ended December 31, 2001, 2000, and 1999. Beginning in 2002, financial performance of the company will be reported in three operating segments: broadcasting, media services, and real estate.

                                COMPANY STRATEGY

Fisher's goal is to be a fully integrated communications and media company. Our strategy includes the following components:

Restructure corporate enterprise to support greater functional integration of core competencies and to improve operational efficiencies. In 2001, we restructured our broadcasting subsidiary, Fisher Broadcasting Company, and established a new subsidiary, Fisher Media Services Company. We continue to implement our corporate restructuring that we expect will improve the performance and efficiency of our operations. The purpose of this restructuring is to enable us to focus on our objective of becoming a company that fully integrates broadcast communications and media services operations.

To build upon our broadcasting foundation, we created Fisher Media Services Company. It produces and provides programming through its subsidiary, Fisher Entertainment. It offers content distribution and media transmission services through its subsidiary, Fisher Pathways. In addition, it owns and operates Fisher Plaza. Fisher Plaza is a communication hub facility for the creation, aggregation, transmission and distribution of media (audio, video, still images, and text) through multiple channels, including satellite, television, cable, radio and terrestrial wired and wireless telecommunications. Fisher Plaza is also designed to serve as a community for media and communications enterprises, which has made it a convergence point for content creation and distribution that we believe meets the demands of today's businesses and consumers. In addition to serving as the home of Fisher's KOMO TV, the Seattle facility houses several media, communications and high-tech companies, including ABC News, AT&T, Internap Network Services Corporation, Looking Glass Networks, MetroMedia Fiber Networks, Qwest, S/2/ Entertainment, Sonic Telecom, Tech TV, Terabeam Networks, Time Warner Telecom, Verizon, and Worldcom Construction of the second building at Fisher Plaza began in the fourth quarter of 2000, and is expected to be completed in the fall of 2002. Fisher Entertainment and Fisher Pathways benefit from and extend the capabilities of Fisher Plaza.

Our commercial real estate subsidiary, Fisher Properties Inc., continues in its present form. Given our emphasis on communications and media, we recently considered a sale of its real estate portfolio through a bid process. Due to buyer response as a result of current market conditions, we presently are not seeking to sell the entire portfolio of real estate assets, but will continue to explore opportunistically the sale of individual properties.

As part of our corporate restructuring, we sold the assets and working capital used in our flour milling operations in Seattle, Blackfoot, Modesto, and Portland on April 30, 2001, and we completed the sale of the distribution assets and working capital of Fisher Mills Inc. and its subsidiary Sam Wylde Flour Company, Inc. on June 29, 2001.

Consistent with the restructuring was the elimination of the boards of directors and a substantial amount of redundant management and support positions. Beginning in 2002, Fisher Broadcasting Company, Fisher Media Services Company and Fisher Properties Inc. each will be reported as a separate business segment in our financial statements.

Improve competitive position and operational efficiencies of our broadcast communications properties. We believe Fisher Plaza will enable us to achieve operational efficiencies by centralizing several key aspects of programming and distribution for our broadcast properties. For example, we plan to combine our Seattle radio and television news gathering and production operations at Fisher Plaza. In addition, we expect that news stories from our broadcast properties will be centrally indexed and stored at Fisher Plaza in a digital format for electronic distribution to our stations. We will consider opportunistic acquisitions and divestitures of broadcast properties that could improve the overall strength of Fisher Broadcasting Company. For example, we will look at potential acquisitions of broadcast properties in order to do one or more of the following: improve efficiencies, establish or expand a strategically located geographic footprint, improve our ability to acquire syndicated programming, leverage relationships with networks, and expand our talent pool. Whether, and to what extent, we acquire additional broadcasting properties will depend on a number of factors, including but not limited to the availability of such properties, the relative costs and benefits of such opportunities as compared with non-broadcast opportunities, the cost of financing, acceptable levels of debt, and the manner in which broadcast acquisition alternatives might complement our other operations. However, we can provide no assurance that we will acquire or sell broadcast properties or, if we do so, when we might make such acquisitions or dispositions or how significant they might be.

Expand relationships with customers and audience by distributing content through additional channels. We are developing new opportunities for creating, aggregating and distributing content through non-broadcast media channels. We are co-developing ways to re-purpose and more fully utilize the content generated by our broadcast operations by delivering it through alternative media channels such as cell phones, the Internet and web-enabled personal digital assistants. The goal of these efforts is to enable us to deliver highly localized and personalized information that will deepen the trust and loyalty of our audiences.

We also believe that by utilizing both its physical infrastructure and the competencies of its residents, Fisher Plaza can be an important component in support of our efforts to digitize and distribute broadcast content and other media through multiple channels. For example, Fisher is collaborating with Ingeniux, a Seattle software company, to seek to create media management software tools to automate the re-purposing of some broadcast content to web sites and IP (Internet Protocol) addressable devices, such as cell phones, pagers, personal digital assistants, and personal computers. Presently, three Fisher television stations use this software and have experienced dramatically increased web site usage.

Additionally, working with AT&T Broadband, KOMO TV is delivering text news stories to cable set top boxes for television viewing in thousands of homes in the Tacoma, Washington area using Fisher developed software. Fisher is also working with Weather Central to deliver highly customized weather forecasts via the Internet, with the objective of enhancing loyalty and trust with its audience and creating further sales opportunities with its advertisers.

Develop strategic relationships. We are seeking to develop relationships to help us to achieve our objective of becoming a fully integrated communications and media company, to enable us to focus on our core competencies, and to take advantage of the expertise and financial resources of others.

Develop opportunities to cross sell broadcast advertising within our markets and the Northwest region. We are seeking to expand our cross selling of broadcast advertising within markets in which we own one or more television and radio stations and within the Northwest region. The objective of this effort is to better serve our advertising clients and increase the efficiency and effectiveness of our sales efforts.

TELEVISION AND RADIO STATIONS

Our broadcasting operations are conducted through Fisher Broadcasting Company ("Fisher Broadcasting"), a Washington corporation (formerly Fisher Broadcasting Inc.). Fisher Communications, Inc. owns all the outstanding capital stock of Fisher Broadcasting. Fisher Broadcasting had approximately 951 full-time employees as of December 31, 2001.

                                   TELEVISION

The following table sets forth certain information regarding our television stations.

                                                                            Analog           Average
                                             DMA(1)       Network          Channel/          Audience       Rank in
     Station             Market Area          Rank      Affiliation     Frequency/(2)/       Share/(3)/     Market/(3)/
----------------    --------------------   ----------  ------------    ---------------      -----------   -------------
KOMO               Seattle-Tacoma, WA          12           ABC               4/VHF            11.2%          2
KATU               Portland, OR                23           ABC               2/VHF            13.4%          2
WFXG               Augusta, GA                114           FOX              54/UHF               8%          3
KVAL/(4)/          Eugene, OR                 123           CBS              13/VHF              16%          1
KCBY/(4)/          Coos Bay, OR               123           CBS              11/VHF              16%
KPIC/(4)//(5)/     Roseburg, OR               123           CBS               4/VHF              16%
KBCI               Boise, ID                  121           CBS               2/VHF              12%          2
KIMA/(6)/          Yakima, WA                 125           CBS              29/UHF              12%          2
KEPR/(6)/          Pasco/Richland/
                      Kennewick, WA           125           CBS              19/UHF              12%          2
KLEW               Lewiston, ID               NA/(7)/       CBS               3/VHF             NA/(7)/     NA/(7)/
WXTX               Columbus, GA               126           FOX              54/UHF               6%          3
KIDK               Idaho Falls, ID            166           CBS               3/VHF              12%          2

-------------------

/(1)/ Designated Market Area ("DMA") represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share (Nielsen Media Research).

/(2)/ VHF refers to very high frequency band (channels 2-13) of the spectrum.
      UHF refers to ultrahigh frequency band (channels above 13) of the spectrum. In addition, each of these stations has been allocated a digital channel television frequency.

/(3)/ 6 a.m. - 2 a.m. per Nielsen Media Research average ratings February, May,
      July, and November 2001.

/(4)/ Station ranking is for three-station group designated as KVAL+ by Nielsen
      Media Research.

/(5)/ Fisher Broadcasting owns a 50% interest in South West Oregon Television
      Broadcasting Corporation, licensee of KPIC.

/(6)/ Station ranking is for two-station group designated as KIMA+ by Nielsen
      Media Research.

/(7)/ Although included as part of the Spokane, WA DMA, KLEW primarily serves the Lewiston, ID, Clarkston, WA audience that is only a small portion of the Spokane DMA.

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

There are approximately 105 million U.S. television households of which approximately 73 million are wired cable households and approximately 15 million receive television via direct broadcast satellite. Overall household television viewing has risen to slightly more than 53 hours per week. The average home receives 89.2 channels and views 14.1 channels for 10 or more continuous minutes per week. (Nielsen Media Research)

Television stations primarily receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities. Broadcast television stations' heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers' budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. Events outside our control can adversely affect advertising revenues. For example, Fisher Broadcasting has experienced declines in advertising revenue during some periods as a result of strikes in major industries. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of such revenue in election years depends on many factors, such as whether Washington and Oregon are contested states in a presidential election. Political and advocacy revenue is very low in years in which there is little election or other ballot activity.

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

The network affiliation agreements for our television stations have the following expiration dates:

                                                                Network
Station                     Market Area                       Affiliation           Expiration Date
-------                 -------------------               ------------------   ------------------------
KOMO                     Seattle-Tacoma, WA                       ABC              September 1, 2004
KATU                     Portland, OR                             ABC              September 1, 2004
KVAL                     Eugene, OR                               CBS              February 28, 2006
KCBY                     Coos Bay, OR                             CBS              February 28, 2006
KPIC/(1)/                Roseburg, OR                             CBS              February 28, 2006
KIMA                     Yakima, WA                               CBS              February 28, 2006
KEPR                     Pasco/Richland/                          CBS              February 28, 2006
                             Kennewick, WA
KLEW                     Lewiston, ID                             CBS              February 28, 2006
KBCI                     Boise, ID                                CBS              February 28, 2006
KIDK                     Idaho Falls, ID                          CBS              February 28, 2006
WFXG                     Augusta, GA                              FOX              May 31, 2004
WXTX                     Columbus, GA                             FOX              May 31, 2004

----------------

/(1)/ Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

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

ADDITIONAL INFORMATION ABOUT TELEVISION MARKETS AND STATIONS

KOMO TV, SEATTLE-TACOMA, WASHINGTON

Market Overview. KOMO TV operates in the Seattle-Tacoma market, which has
---------------
approximately 1.6 million television households and a population of approximately 4.1 million. In 2001, approximately 74% of the population in the DMA subscribed to cable, and 9.8% received local stations via alternative delivery systems, like direct satellite. (Nielsen Media Research) Major industries in the market include aerospace, manufacturing, biotechnology, forestry, telecommunications, software, Internet products and services, transportation, retail and international trade. Major employers include Microsoft, Boeing, SAFECO, Paccar, Nintendo, Amazon.com, Inc., the University of Washington and Weyerhaeuser. The 2001 television revenue for the Seattle-Tacoma DMA was estimated to be $290 million, as reported by Miller, Kaplan, Arase & Co., LLP, an accounting firm that provides the television industry with revenue figures.

Station Performance. KOMO TV's commitment to be the market leader in local news
-------------------
is manifested on multiple distribution platforms. KOMO TV produces 33 hours of live local television news per week on its analog and digital channels. KOMO TV News is the first local television station in the nation to provide local news to cell phones through a relationship with AT&T Wireless.

KOMO TV produces Northwest Afternoon, a daily 60-minute talk program, which typically ranks number one in its time period. The Radio Television and News Directors' Association has recognized KOMO TV nationally in the past year for its investigative reports. The Association of Television Arts and Sciences awarded 13 Emmys to the station for program and individual excellence in 2001. KOMO TV serves actively in its community, participating in numerous civic and charitable events.

KATU, PORTLAND, OREGON

Market Overview. KATU serves a market of approximately 2.7 million people and
---------------
approximately 1 million television households. Approximately 63% of Portland's population subscribed to cable in 2001. (Nielsen Media Research) The

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

Station Performance. KATU currently broadcasts 30.5 hours of live local news
-------------------
weekly. For over 25 years, KATU has been a Portland market leader in local program production. KATU has a long history of public service and involvement in the community. It is the only station in Portland providing real-time closed captioning of its newscasts.

KIMA TV, KEPR TV, KLEW TV, YAKIMA AND TRI-CITIES, WASHINGTON AND LEWISTON,
IDAHO.

Market Overview. KIMA TV serves the Yakima, Washington area and KEPR TV serves
---------------
the Pasco-Richland-Kennewick (the "Tri-Cities"), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 547,000 people in approximately 209,000 households and has a 60% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston's KLEW TV serves approximately 165,000 people in approximately 63,000 households with a 66% cable penetration. KEPR TV and KLEW TV are KIMA TV's satellite stations, which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale/retail, service and tourism industries. Major employers include food processors such as Tree Top, Snokist, Lamb Weston, Washington Beef and Del Monte, as well as manufacturers such as Boise Cascade, Western RV Manufacturing, Potlatch Corp. and Blount Manufacturing. Other major employers are Fluor Daniel, Bechtel, Pacific N.W. Labs, Lockheed Martin and Siemens Power Corp.

Station Performance. KIMA and KEPR each broadcast 9.5 hours per week of
-------------------
scheduled live local news programs and are a leader in the market. According to Nielsen Media Research, the combined households of KIMA and KEPR exceed the combined households of the NBC affiliates and the combined households of the ABC affiliates in the Yakima DMA. KLEW TV broadcasts five hours of scheduled live, local news per week. KIMA/KEPR/KLEW have demonstrated a commitment to public affairs and local interest programming. All three stations have won numerous awards for having superior service in the news arena.

KBCI TV, BOISE, IDAHO

Market Overview. KBCI serves the Boise, Idaho DMA, which has a total population
---------------
of approximately 566,000 and approximately 220,000 TV households. An estimated 44% of the television households in the Boise DMA subscribe to cable television. (Nielsen Media Research) The Boise area ranked among the top five fastest growing metropolitan areas in the United States from 1990 to 2000. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, micronpc.com, Crucial Technology and ZiLOG, as well as JR Simplot Company, Albertson's, Saint Alphonsus Regional Medical Center, St. Luke's Regional Medical Center, DirecTV, US Bank, Idaho Power Company, Boise Cascade, Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, the Idaho State government and the United States government.

Station Performance. KBCI currently broadcasts 15 hours per week of live local
-------------------
news programs and broadcasts Boise State University men's and women's athletics. The station has won numerous awards for excellence in television broadcasting, including "Best Newscast" in 1999, 2000 and 2001 from the Idaho State Broadcasters Association and the Idaho Press Club. The station has a strong commitment to community affairs with major support provided to a variety of local nonprofit, community-based organizations.

KIDK TV, IDAHO FALLS/POCATELLO, IDAHO

Market Overview. KIDK serves the Idaho Falls/Pocatello DMA with a total
----------------
population of approximately 301,000 and approximately 105,000 TV households. An estimated 51% of the television households subscribe to cable. (Nielsen Media Research)

The Idaho Falls/Pocatello DMA consists of 15 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Bechtel, Inc., contractor for operation of the Idaho National

Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, FMC Corp., Idaho State University and BYU-Idaho.

Station Performance. KIDK broadcasts 14 1/2 hours per week of live local news
-------------------
programs. KIDK operates from its main studio in Idaho Falls. In November 2001, Nielsen Media Research reported KIDK as the station with the most growth in local news ratings in the Idaho Falls/Pocatello DMA.

KVAL+ (KVAL TV, KCBY TV, KPIC TV), EUGENE, COOS BAY AND ROSEBURG, OREGON

Market Overview. The Eugene/Springfield DMA includes Eugene, Springfield,
---------------
Roseburg, Coos Bay and Corvallis, Oregon. It has a population of approximately 530,000 with approximately 216,000 television households. Approximately 64% of the DMA population subscribed to cable in 2001. (Nielsen Media Research) KCBY TV and KPIC TV are satellite stations of KVAL TV.

The area's economic base includes forest products, agriculture, high-tech manufacturing, packaging, tourism and fishing. Major employers include the state's two major universities-University of Oregon in Eugene and Oregon State University in Corvallis, Sony Disc Manufacturing, Hyundai Semiconductor, Hewlett Packard, Symantec Software, Sacred Heart Medical Center and Roseburg Forest Products.

Station Performance. In the local programming time period from 3 p.m.-8 p.m.,
-------------------
KVAL+ has the largest audience share in its DMA. KVAL+ numbers almost exceed the combined audience shares of its competition. In addition, KVAL+ has historically out-performed the CBS national Nielsen ratings. (Nielsen Media Research) KVAL+ broadcasts 17 hours of live local news per week. KVAL TV produces a local news window on CNN Headline News every hour every day. KVAL+ has a long tradition of award-winning news, public affairs programming and information. In addition to broadcasting its signal to the DMA, KVAL+ has the ability to `narrowcast' with relevant individual news, weather and commercialization to the Eugene, Roseburg, Coos Bay, Florence and Corvallis/Albany markets.

WFXG TV, AUGUSTA, GEORGIA

Market Overview. Augusta, Georgia has a total population of approximately
---------------
600,000 people. Of the market's approximately 234,000 television households, 72% subscribe to cable. (Nielsen Media Research) Augusta is the state's second largest metropolitan area. Major employers include the United States Military (Ft. Gordon), Textron, Medical College of GA, John Deere, Delta Airlines (Reservation Center) and EZ-Go Golf Carts.

WFXG continues to outperform the average FOX network prime-time rating average in terms of audience delivery. WFXG is committed to active involvement in community affairs.

WXTX TV, COLUMBUS, GEORGIA

Market Overview. Columbus, Georgia has a population of approximately 479,000. Of
---------------
the market's approximately 197,000 television households, 76% subscribe to cable. Columbus ranks as Georgia's third largest metropolitan area. Major employers include Fort Benning, AFLAC, Muscogee County School System, The University System, Dolly Madison Bakeries and Synovus.

Station Overview. WXTX remains active in community affairs and produces a broad
----------------
range of public affairs campaigns.

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

DTV brings with it three major changes to the way viewers experience television. First, DTV sets display pictures using a rectangular, wide-screen format, as opposed to the nearly square screens used by current analog TV sets. (In technical terms, this means DTV screens use a "16 by 9" aspect ratio while current analog TV sets use a "4 by 3" aspect ratio. Aspect ratio is the ratio of screen width to screen height.) Because of this screen shape, watching programs on digital TV sets can be similar to watching a movie at the theater, giving more lifelike images and allowing the viewer to feel more involved in the action on screen. Second, DTV delivers six channels of CD-quality, digital surround sound using the same Dolby Digital technology heard in many movie theaters. Third, DTV can deliver high definition pictures with crisp, photographic quality, and greatly enhanced detail.

The following chart sets forth certain information regarding our channel allocation and status for digital/high definition television.

                                                            Currently
                                         Digital Channel    Broadcasting in
Station     Market Area                  Allocation         Digital Format/(1)/

KOMO        Seattle-Tacoma, WA           38                 Yes (HDTV)
KATU        Portland, OR                 43                 Yes (HDTV)
WFXG        Augusta, GA                  51                 No
KVAL        Eugene, OR                   25                 Yes
KCBY        Coos Bay, OR                 21                 No
KPIC        Roseburg, OR                 19                 No
KBCI        Boise, ID                    28                 No
KIMA        Yakima, WA                   33                 No
KEPR        Pasco/Richland/Kennewick     18                 No
KLEW        Lewiston, ID                 32                 No
WXTX        Columbus, GA                 49                 No
KIDK        Idaho Falls, ID              36                 No
________________

/(1)/ Those stations that do not currently broadcast in HDTV are required to comply with the FCC rules that require them to broadcast a digital signal by May 2, 2002.


                                     RADIO

The following table sets forth certain information regarding our radio stations located in Seattle and Portland.

                                                                    Number of      Audience Listening
                                                                   Commercial    ----------------------
                                                                      Radio
                                    Dial                 Market    Stations in     Rank in     Station
     Market         Station       Position      Power     Rank     the Market    Market/(1)/   Share/(1)/     Format
--------------    -----------   ------------  --------  --------  -------------  -----------  ----------   ------------
Seattle, WA                                                14          51
                  KOMO AM          1000 kHz      50 kW                                13          2.9%     News/Talk
                  KVI AM            570 kHz       5 kW                                 6          4.2%     Talk
                  KPLZ FM         101.5 MHz     100 kW                                16          2.8%     Today's Best
                                                                                                           Variety
Portland, OR                                               24          43
                  KOTK AM          1080 kHz      50 kW                                18          1.3%     Talk
                  KWJJ FM          99.5 MHz      52 kW                                 5          4.3%     Country

-------------------

/(1)/ Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Arbitron Co. four-book average -- Winter -- Fall 2001.

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

FISHER RADIO PORTLAND (KOTK AM, KWJJ FM), PORTLAND, OREGON

Fisher Radio Portland stations broadcast to a six-county metropolitan population of approximately 1,755,000. Fisher Radio Portland is committed to serving its community through the airing of public service announcements, as well as sponsoring and organizing various community events and fundraisers. KOTK broadcasts news and talk programming. KWJJ is a country music station and was honored by the Oregon Association of Broadcasters in 2001 as its Station of the Year.

FISHER RADIO REGIONAL GROUP

The following table sets forth general information for Fisher Radio Regional Group Inc.'s stations and the markets they serve.

                                                           Number of      Audience Listening
                                                           Commercial   ----------------------
                                                             Radio
                                      Dial                Stations in    Rank in     Station
    Market             Station      Position     Power    the Market    Market/(1)/   Share         Format
-------------       ------------  ------------  -------  ------------- -----------  ----------    ----------
Billings, MT                                                   16
                    KRZN             96.3 FM    100 kW                       4          8.1%      Active Rock
                    KRKX             94.1 FM    100 kW                      T5          6.2%      Classic Rock
                    KBLG              910 AM    1 kW/(2)/                    7          5.6%      News/Talk
                    KYYA             93.3 FM    100 kW                       8          5.0%      A.C./(3)/
Missoula, MT                                                   11
                    KZOQ            100.1 FM      14 kW                      1         13.5%      Classic Rock
                    KGGL             93.3 FM      43 kW                      4          8.5%      Country
                    KXDR             98.7 FM     100 kW                      6          8.2%      A.C.
                    KGRZ             1450 AM       1 kW                      6          8.2%      Sports/Talk
                    KYLT             1340 AM       1 kW                      9          1.9%      Oldies
Great Falls, MT                                                12
                    KAAK             98.9 FM     100 kW                      1         18.8%      A.C.
                    KQDI            106.1 FM     100 kW                      5          9.4%      Classic Rock
                    KXGF             1400 AM       1 kW                      6          8.2%      Pop Standard
                    KQDI             1450 AM       1 kW                      7          4.7%      News/Talk
                    KIKF            104.9 FM      94 kW                    /(4)/       /(4)/      Country
                    KINX            107.3 FM      94 kW                                /(4)/      Active Rock
                                                                           /(4)/
Butte, MT                                                       5
                    KMBR             95.5 FM      50 kW                      1         25.7%      Classic Rock
                    KAAR             92.5 FM     4.5 kW                      2         20.0%      Country
                    KXTL             1370 AM       5 kW                    /(5)/       /(5)/      Oldies/Talk

Wenatchee, WA                                                  10
                    KWWW             96.7 FM     0.4 kW                      3         10.4%      Hot A.C.
                    KZPH            106.7 FM       3 kW                      4          9.0%      Classic Rock
                    KYSN             97.7 FM       3 kW                      6          5.8%      Country
                    KAAP             99.5 FM       5 kW                     T8          2.3%      Soft A.C.
                    KWWX             1340 AM       1 kW                    /(5)/       /(5)/      Spanish

---------------------------

/(1)/ Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Spring, 2001 Billings Market Report; (b) Missoula, Montana: Eastlan Resources, Fall, 2001 Missoula/Hamilton Market Report; (c) Great Falls, Montana:
       Arbitron Ratings, Spring, 2001 Great Falls Market Report; (d) Butte,
       Montana: Arbitron Ratings 2001 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Fall, 2001 Wenatchee Market Report. "T" refers to a tie.

/(2)/ KBLG, Billings, operates with power of 1,000 watts day and 63 watts night.

/(3)/  A.C. stands for the "Adult Contemporary" format.

/(4)/ KIKF and KINK are new stations that signed on the air after the ratings were conducted.

/(5)/  Listenership is below minimum report standards.

Fisher Radio Regional Group operates 18 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and five stations in Wenatchee, Washington.

Billings is the largest city in Montana, with a metropolitan population of approximately 130,000. It serves as a retail hub for portions of three states and home to a regional medical center and two colleges. Primary industries include agriculture and oil refining. Fisher's four Billings radio stations are long-time leaders in community service.

Missoula is the second largest city in Montana. The Missoula market area is comprised of two counties, with a combined population of approximately 130,000. One of those counties, Ravalli, was the state's fastest growing during the 1990's. Missoula is home to the University of Montana, with approximately 12,000 students. The region's other primary industry is timber. Fisher's Missoula radio cluster received the Montana Broadcasters' Association award for "Best Public Service" in 2001.

The Great Falls market is Montana's third largest, with a population of approximately 80,000. The largest single employer is Malmstrom Air Force Base. Agriculture is the other primary industry. Fisher has operated four stations in Great Falls for a number of years, and recently signed on two additional FM stations. Both of the new FM stations broadcast from a new mountaintop transmitter site, providing signals that cover a larger area than any of the other FM radio stations in Great Falls.

Butte, Montana has a population of approximately 35,000. The city's largest employers include Montana Power Company ASiMI, a silicon manufacturer and a regional medical center. Tourism is another primary industry, as Butte is at the junction of the two Interstate highways that serve Montana, and is only about 150 miles from Yellowstone National Park. Fisher operates three of the five radio stations in Butte.

Fisher Radio Regional Group operates five radio stations in an area including Wenatchee, Quincy and Moses Lake, Washington. These three cities in central Washington have a regional population of approximately 90,000. Agriculture is the primary industry, and Wenatchee is known as "the apple capital of America." The region has no local television stations, so radio stations play an important role in the lives of these communities. Approximately one-quarter of the region's population is Hispanic, and one of Fisher's stations is the heritage Spanish-language station.

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

The FCC has authorized Direct Audio Radio from Satellite ("DARS") to broadcast over a separate frequency spectrum (the "S" band, between 2.31 and 2.36 GHz). One company, XM has begun service, and a second DARS company, SIRIUS, has announced its plan to begin satellite service in the fall of 2002. Each company offers approximately 100 different programming channels on a monthly fee basis. Radios capable of receiving these new digital signals are available as after-market equipment and in selected 2002 model vehicles. While DARS stations are not expected to compete for local advertising revenues, they will compete for listenership, and may dilute the overall radio audience.

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

The recent proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations. The number of entities streaming audio abated somewhat during 2001, as some traditional broadcasters and Internet broadcasters temporarily curtailed their streaming, due to uncertainty relating to royalties. Nevertheless, a fall 2001 survey by the Arbitron Company and Edison Media Research revealed that 52% of people who have access to the Internet have either watched or listened to streaming media. In February 2002, a Copyright Arbitration Royalty Panel (CARP) of the Library of Congress issued its "webcasting" decision which recommended rates for the compulsory copyright license which covers streaming audio transmissions by radio stations and other Internet music providers. The Company cannot predict whether the CARP decision will be adopted by the Register of Copyright, or what effect the rates, if implemented, will have on streaming audio as a competitor to over-the-air radio.

Advertising. Advertising rates are based on the number and mix of media
-----------
outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers' messages to programming. Fisher Broadcasting's radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspaper, yellow pages directories, direct mail, Internet and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

Staff and Management. The loss of key staff, including management, on-air
--------------------
personalities and sales staff, to competitors can adversely affect revenues and earnings of radio stations.

                                 MEDIA SERVICES

FISHER PLAZA

In 2000, we completed the first of two buildings at Fisher Plaza, our new state-of-the-art communications center located in Seattle. Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. In addition to serving as the home of Seattle's KOMO TV, Fisher Plaza houses several high-tech companies, including Internap Network Services Corporation, a leading provider of Internet connectivity services, and Terabeam Corporation. Construction of the second building commenced in the fourth quarter of 2000 and is expected to be complete in the fall of 2002.

FISHER PATHWAYS

Fisher Pathways, Inc. (Fisher Pathways) is a media transmission and services provider. It connects media and businesses to the desired target(s) using third-party satellite and fiber distribution networks to and from any point on the globe that has broadcast receive capability. Its objectives are to continue to grow its core business while diversifying and growing complementary lines of business, in part using the capabilities of Fisher Plaza and the community of businesses resident within that facility. Today, Fisher Pathways' core business consists of operating satellite communications teleports in Seattle and Portland, primarily transmitting news, corporate and sporting events originating from these two markets for distant market consumption. The Seattle and Portland teleports are connected to each other via a bi-directional microwave link and to all major NW sports venues via fiber lines. The list of Fisher Pathways' current clients includes ABC, CNN, ESPN, MSNBC, FOX News, China's Skyarc Media, Microsoft and Tech TV.

Fisher Pathways also operates a fiber optic terminal with connectivity to the Vyvx national fiber optic network for point-to-point transmission of audio and video signals. In addition, Fisher Pathways offers studio facilities for satellite interviews and distance learning, satellite and fiber booking services and tape playout capability in both Seattle and Portland markets. We believe that our combination of fiber optic and satellite communication capabilities provides Fisher Pathways with a competitive advantage in the efficient transmission of point-to-point and point-to-multipoint video and audio to and from the Pacific Northwest.

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

AN Systems, L.L.C. AN Systems, L.L.C. (AN Systems) was a developer of a new
------------------
public advertising network which uses a display device known as the Civia Media Terminal that delivers information in public places such as office buildings and other venues. Under terms of various agreements the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia.

                   PROGRAM CONTENT DEVELOPMENT AND PRODUCTION

Fisher Entertainment's mission is to develop original program content, exploit the library of programming created by Fisher Broadcasting and establish alliances with other producers and programming buyers to enhance creative output and merge complementary skills. Fisher Entertainment has taken advantage of Fisher Plaza's digital production facility to create content cost-effectively.

Fisher Entertainment focuses on supplying original productions for broadcast syndication and national cable television networks. The Other Half, a daily, one-hour daytime talk show co-developed and co-produced by Fisher
Entertainment, is syndicated by NBC Enterprises and is seen in 180 U.S. television markets.

Current revenues attributable to Fisher Entertainment's operations are not material to our results of operations.

FISHER ENTERTAINMENT MARKETS

Fisher Entertainment's primary marketplace is series programming for both cable and the first-run syndication markets.

Cable. It is estimated that national cable networks spent $3.1 billion on
-----
original program production in 2001. (Paul Kagan & Associates) Most of these original productions are commissioned from independent (non-studio-affiliated) suppliers with whom the cable networks have long-term relationships. The cable networks often retain all ownership rights under these agreements.

There are 40 ad-supported basic cable networks that achieve reported ratings. (Cable Sweeps) Fisher Entertainment is currently targeting eight cable networks for series programming development: MTV, VH1, Comedy Central, ABC Family, USA, The Learning Channel, The Travel Channel and TNN.

In 2001, Fisher Entertainment contracted to produce two one-hour specials on volcanoes for The Travel Channel, with delivery scheduled for the second quarter of 2002. These specials are being produced for national telecast utilizing library footage from our broadcast stations.

Broadcast Syndication. The market for broadcast syndication is highly
---------------------
competitive. First-run syndication is the production of original programs that are sold on a station-by-station, market-by-market basis. Broadcasters compete for a limited number of available programs. Fisher Entertainment has had success in this regard with The Other Half, as evidenced by its airing in 180 U.S. markets. It intends to pursue additional opportunities in syndicated series development in conjunction with production and distribution partners while carefully managing related costs and risks. Copyright retention and production financing will be addressed on a project-by-project basis.

Fisher Station Distribution. Fisher Entertainment produced a four-part Body
---------------------------
Female series of women's health specials in 2001, that aired on all of Fisher's television stations. A new three-part Body Female series is being produced in 2002 to meet the ongoing need of Fisher's television stations for women's health specials with a specific Northwest focus. Fisher Entertainment continues to create value from the Fisher station libraries by licensing footage to outside producers.

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

The expiration date for the licenses of our television stations are as follows:

  Station                       Market Area                    Expiration Date
-----------            ---------------------------           ------------------
KOMO                   Seattle-Tacoma, WA                    February 1, 2007
KATU                   Portland, OR                          February 1, 2007
WFXG                   Augusta, GA                           April 1, 2005
KVAL                   Eugene, OR                            February 1, 2007
KCBY                   Eugene, OR                            February 1, 2007
KPIC                   Roseburg, OR                          February 1, 2007
KIMA                   Yakima, WA                            February 1, 2007
KEPR                   Pasco/Richland/Kennewick, WA          February 1, 2007
KLEW                   Lewiston, ID                          October 1, 2006
KBCI                   Boise, ID                             October 1, 2006
WXTX                   Columbus, GA                          April 1, 2005
KIDK                   Idaho Falls, ID                       October 1, 2006

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

TELEVISION

National Ownership Limits. Under FCC regulations, no individual or entity may
-------------------------
hold an attributable interest in TV stations that have an aggregate national audience reach exceeding 35% of television households. For this purpose, the FCC counts the television households in each Nielsen DMA in which a party has an attributable interest in a television station as a percentage of the total television households in all DMAs. Only 50% of the television households in a DMA are counted toward the 35% national restriction if the owned station is a UHF station (the "UHF discount"), and households are counted only once regardless of how many interests a party may have in a particular DMA. On February 19, 2002, the United States Court of Appeals for the District of Columbia Circuit ruled that, while the 35% national television station ownership limit was not unconstitutional, its adoption was arbitrary, capricious and contrary to law. The case was remanded to the FCC to further consider whether to repeal or modify the rule. The FCC has not announced whether it will appeal that decision. The FCC has announced its intention to implement a phased-in elimination of the UHF discount near the completion of the transition to digital television.

Local Television Limits. The FCC's rules allow common ownership of two
-----------------------
television stations, regardless of signal contour overlap, as long as each station is in a different DMA. The FCC also allows common ownership of two television stations in the same DMA if there is no Grade B contour overlap of the two stations. The FCC will also allow an entity holding an attributable interest in one television station in a DMA to acquire a second television station in the same DMA as long as eight separately owned, full-power commercial and noncommercial television stations will remain after the transaction to place the two stations under common ownership is completed, and provided that at least one of the stations in the transaction is not among the top-four rated stations in the market. In addition, the FCC will consider granting rule waivers to permit common ownership of two television stations in the same market in cases in which a same-market licensee is the only reasonably available buyer and the station being acquired is either "failed," "failing" or "unbuilt."

Television/Cable Cross Ownership. The FCC's rules have effectively prohibited a
--------------------------------
cable television system (including all parties under common control) from owning an interest in a television station that places a predicted Grade B contour over any portion of the system, and, conversely, prohibit television stations from owning interests in cable systems within their predicted Grade B contour (the "Cable/TV Cross Ownership Rule"). On February 19, 2002, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the Cable/TV Cross Ownership Rule was arbitrary, capricious and contrary to law, vacated the rule, and ordered the FCC to repeal it forthwith.

RADIO

National Ownership Limits. At present, the FCC imposes no limits on the number
-------------------------
of radio stations that may be directly or indirectly owned nationally by a single entity.

Local Ownership Limits. The FCC limits the number of attributable interests in
----------------------
radio stations that one entity may own locally. These limits are based on radio "markets" that are determined on a case-by-case method by the FCC with reference to a contour overlap standard. FCC rules provide that (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the radio stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical radio station limits and HSR Act approval by the Department of Justice. The FCC has closely scrutinized and invited public comment on applications involving potential ownership of station combinations with high aggregate estimated advertising revenue percentages within a market. On December 6, 2000, the FCC adopted a Notice of Rulemaking in which it proposed to revise the manner in which it administers the local radio ownership rule, and particularly its method of defining radio markets. Among other things, the FCC indicated it would consider using Arbitron market definitions, rather than overlapping contours, to obtain a more accurate measure of radio markets, or, alternatively, to retain the contour overlap method of defining a geographic radio market, but to revise the standard for determining how many stations are in the market and how many of those stations a particular owner is deemed to own. That rulemaking remains pending.

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

LMAs and JSAs. A number of television and radio stations have entered into
-------------
local marketing agreements ("LMAs"). While these agreements may take varying forms, pursuant to a typical LMA separately owned and licensed broadcast television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station and ensure compliance with applicable FCC rules and policies. One typical type of LMA is a programming agreement between two separately owned broadcast stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another television station in its market is generally considered to have an attributable interest in the brokered station. Pre-existing television LMAs entered into prior to November 5, 1996, have been grandfathered, conditioned on the FCC's 2004 biennial review. During this initial grandfathering period and during the pendency of the 2004 review, these LMAs may continue in full force and effect, and may also be transferred and renewed by the parties, though the renewing parties and/or transferees take the LMAs subject to a status review of the LMA as part of the 2004 biennial review. At that time, the FTC will reevaluate these grandfathered television LMAs, on a case-by-case basis, to examine the competition, diversity, equities and public interest factors they raise and to determine whether these LMAs should continue to be grandfathered. The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) on a commonly owned station or through a time brokerage or LMA arrangement where the stations serve substantially the same area.

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

Newspaper/Broadcast Cross-Ownership. The FCC's rules effectively prohibit a
-----------------------------------
radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the "Newspaper/Broadcast Cross-Ownership Rule"). On September 13, 2001, the FCC issued a Notice of Proposed Rulemaking regarding the Newspaper/Broadcast Cross-Ownership Rule. The FCC asked for comments on a wide variety of options including retention of the rule in its current form, modifying the geographic scope of the rule, modifying the media covered by the rule, applying a market concentration or market voice count test, and eliminating the rule completely.

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

Disclosure Requirements. On September 12, 2000, the FCC proposed to standardize
-----------------------
and enhance public interest disclosure requirements for television broadcasters. In a Notice of Proposed Rulemaking approved that date, the FCC tentatively concluded that television broadcasters should place information in their public files on a quarterly basis. The information would be on a standardized form, and would replace the current programs-issues lists maintained by television licensees. Among the information that would be required are the amounts of programming broadcast in certain categories, such as news and public affairs programming, and information as to the licensee's closed-captioning and video description activities. It is contemplated that the information would be retained in a station's public file until final action had been taken on its next renewal application. No decision has been issued by the FCC regarding this rulemaking.

Equal Employment Opportunities Outreach. On April 18, 2000, a new FCC equal
---------------------------------------
employment opportunities ("EEO") rule went into effect. The new rule required broadcast licensees to provide equal opportunity in employment to all qualified persons, and prohibited discrimination against any person by broadcast stations because of race, color, religion, national origin or sex. The EEO rule required each station to establish, maintain and carry out a positive continuing program of specific practices designed to ensure equal opportunity and nondiscrimination in every aspect of station employment policy and practice, and to document the station's EEO practices and results. On January 16, 2001, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision invalidating the FCC's EEO rule on constitutional grounds and on January 22, 2002, the U.S. Supreme Court declined to hear an appeal of that decision. On December 31, 2001, the FCC initiated a new rulemaking proceeding looking toward the imposition of an alternative EEO rule that would comply with the Court's decision and meet the FCC's goal of non-discrimination and broad outreach to disadvantaged minorities. Among the proposals to be considered by the FCC is imposition of a rule that would require stations to provide notification of each vacancy to any organization that distributes information about employment opportunities upon request and to engage in a specific number of EEO outreach initiatives. The FCC has also proposed to require stations to maintain extensive records regarding their efforts to comply with the rule, to submit regular reports to the FCC evaluating their EEO programs, and to be the subject of an FCC review of EEO compliance at the mid point of their renewal term as well as part of the renewal process. The FCC has also proposed that stations with few employees would be exempted from certain portions of the FCC's EEO requirements.

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

RESTRICTIONS ON BROADCAST ADVERTISING
-------------------------------------

Tobacco and Alcohol Advertising. The advertising of cigarettes on broadcast
-------------------------------
stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of alcohol, including beer and wine, and such proposals may attract greater support because of the announced decision by one of the major national television network in 2001 to accept "hard liquor" advertising under limited circumstances. We cannot predict whether any or all of such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising would have an adverse effect on Fisher Broadcasting's stations' revenues and operating income, as well as the revenues and operating incomes of other stations that carry beer and wine advertising.

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

OTHER PROGRAMMING RESTRICTIONS
------------------------------

Ratings. The television industry has adopted, effective January 1, 1997, and
-------
subsequently revised, on August 1, 1997, a voluntary rating scheme regarding violence and sexual content contained in television programs. FCC rules, adopted to effectuate a Telecommunications Act provision, required that at least one-half of all television receiver models with screen sizes 13 inches or greater produced after July 1, 1999 have technology installed designed to enable viewers to block all programs with a certain violence rating (the "v-chip"), and that all such television receivers produced since January 1, 2000 have v-chips. We cannot predict whether the v-chip and ratings system will have any significant effect on the operations of our business.

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

In response to the concerns of broadcasters, satellite carriers and viewers, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("1999 SHVIA"), on November 29, 1999. This act authorizes satellite carriers to add more local and national broadcast programming to their offerings, and to make that programming available to subscribers who previously have been prohibited from receiving broadcast fare via satellite under compulsory licensing provisions of the copyright law. The legislation generally seeks to place satellite carriers on an equal footing with local cable operators when it comes to the availability of broadcast programming, including the reception of local broadcast signals by satellite retransmission ("local into local") and thus give consumers more and better choices in selecting a multichannel video program distributor ("MVPD"). Among other things, the legislation and implementing regulation require broadcasters, until 2006, to negotiate in good faith with satellite carriers and MVPDs with respect to their retransmission of the broadcasters' signals, and prohibit broadcasters from entering into exclusive retransmission agreements. The law also requires that satellite carriers carry upon request all local television stations' signals in local markets in which the satellite carriers carry at least one local television station signal pursuant to the statutory copyright license, subject to the other carriage provisions contained in the 1999 SHVIA. The FCC has concluded several rulemakings to implement the 1999 SHVIA, including a proceeding to determine whether, and to what extent, the FCC's network nonduplication, syndicated exclusivity and sports blackout rules should apply to satellite retransmissions, and to resolve a number of issues relating to retransmission consent issues. In general the FCC imposed standards on satellite carriage similar to those in place for the cable industry.

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

Fisher Broadcasting has already constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KBCI-DT, Boise and KVAL-DT, Eugene. Construction permits have been obtained authorizing DTV stations to be paired with each of the other Fisher Broadcasting television stations. KVAL-DT is operating pursuant to Special Temporary Authority with lower powered facilities than specified in its construction permit, and it is anticipated that the remaining DTV stations of Fisher Broadcasting will be constructed with lower powered facilities. In a November 15, 2001 order, the FCC indicated that, upon request, it would extend the date for initiation of full powered operation of digital facilities indefinitely so long as low powered operations commenced by May 1, 2002. Fisher Broadcasting anticipates that, barring unforeseen circumstances, it will meet that deadline for each of its stations.

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

Implementation of DTV is expected to generally improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to DTV may reduce a station's geographic coverage area or result in some increased interference. Also, the FCC's allocations could reduce the competitive advantage presently enjoyed by several of Fisher Broadcasting's television stations, including its stations in Seattle and Portland, which operate on low VHF channels serving broad areas. Implementation of DTV will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will operate at higher utility costs. Fisher Broadcasting estimates that the adoption of DTV would require a broad range of capital expenditures to provide facilities and equipment necessary to
                                      23
produce and broadcast DTV programming. The introduction of this new technology will require that customers purchase new receivers (television sets) for DTV signals or, if available by that time, adapters for their existing receivers.

The FCC's authorized DTV system utilizes a form of modulation known as 8-VSB. Several broadcast groups have raised questions concerning the efficacy of the 8-VSB modulation standard, particularly in urban settings, due to multipath problems exhibited in some first-generation DTV receivers. The FCC has affirmed the 8-VSB modulation system as the DTV transmission standard, concluding that there is no reason to revisit its decision denying a request to allow use of an alternative DTV modulation standard.

The FCC initially set dates for stations with both analog and digital channel assignments within the DTV core (channels 2-51) to elect which channel they will use for their post-transition digital channel. It also held that broadcasters need not replicate with their digital signal the entire Grade B service area of their analog station. However, the Commission said that commercial stations will lose interference protection to those portions of their existing NTSC service area that they do not replicate with their DTV signal by December 31, 2004. On November 15, 2001, the FCC issued an order which deferred the dates by which stations must elect their post-transition channel and the date by which they must replicate their NTSC service area or lose interference protection.

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

NEW BROADCAST SERVICES

Class A LPTV Stations. The low-power television ("LPTV") service was established
---------------------
by the FCC in 1982 as a secondary spectrum priority service. LPTV stations have been prohibited from causing objectionable interference to existing full-service television stations such as operated by Fisher Broadcasting and that must yield to facilities increases of existing full-service stations or to new full service stations. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act of 1999 (the "CPBA"), which required the FCC to prescribe regulations establishing a Class A license available to licensees of qualifying LPTV stations. The CBPA directs that Class A licensees be accorded primary status as a television broadcaster as long as the station continues to meet the requirements set forth in the statute for a qualifying LPTV station. In addition to other matters, the CBPA sets out certain certification and application procedures for LPTV licensees seeking to obtain Class A status, prescribes the criteria LPTV stations must meet to be eligible for a Class A license and outlines the interference protection Class A applicants must provide to analog, DTV, LPTV and TV translator stations. The FCC has issued rules implementing the Class A license class, and has granted a number of Class A authorizations. We cannot predict whether Class A stations will limit the ability of Fisher Broadcasting to make modifications to its existing and currently proposed television facilities.

Low Power FM. Low power FM ("LPFM") stations operate with a maximum power of 100
------------
and 10 watts, respectively, and eligible licensees are limited to nonprofit entities proposing noncommercial operation. The LPFM stations are required to meet minimum separation requirements to protect the service contours of existing FM, FM translator and FM booster stations, and proposed FM and FM translator stations. The FCC has accepted applications for new LPFM stations on a state-by-state basis pursuant to a timetable set forth in its rules, and the first LPFM construction permits were granted in 2001.

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

Other matters that could affect Fisher Broadcasting's stations include technological innovations affecting the mass communications industry such as technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full-power television broadcasting service.
                                      24

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

REAL ESTATE OPERATIONS

INTRODUCTION

Fisher Properties Inc. ("FPI"), is a wholly owned subsidiary of the Company. Historically, FPI has been a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the greater Seattle, Washington area. Increasingly, FPI is focusing on providing real estate management, communication infrastructure, project management and support services to our broadcasting and media operations.

As of December 31, 2001, FPI's portfolio of real estate assets included 23 commercial and industrial buildings containing over 1.3 million square feet of leasable space serving approximately 140 tenants and a 201-slip marina. FPI also owns 40 acres of unimproved residential land and manages the development and operations of the 200,000-square-foot Fisher Plaza.

FPI manages, leases and operates the real estate that it owns. FPI does not manage properties for third-party owners. FPI had 44 employees as of December 31, 2001.

In November 2001, FPI placed its portfolio of commercial and industrial properties on the market. Due to current market conditions, Fisher Communications presently is not seeking to sell its entire portfolio of real estate assets, but will continue to explore opportunistically the sale of individual properties.

BUSINESS

FPI's historical business model focused on real estate revenue enhancement, development and acquisition of selected strategic real estate and other property-related activities. Cash flow from real estate operations was used to reduce real estate debt, maintain properties, and finance real estate operations, and for capital investment in real estate development. FPI's operations historically have been cash flow positive. As stated in Note 11 to the consolidated financial statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit. FPI also would have incurred a loss in 1999, except for gain from the sale of real property. The majority of FPI's existing operating properties were developed by FPI. Future activities are expected to move toward service-related revenue generation and away from acquisition and development of physical assets.

DEVELOPMENT ACTIVITIES

During 2001, FPI continued its significant involvement in the development of Fisher Plaza. The first of the two buildings planned for the site and that now houses KOMO TV was completed in 2000. Construction of the second building commenced in the fourth quarter of 2000 and has continued through 2001 and into 2002. A fall 2002 completion of the entire complex is projected.

OPERATING PROPERTIES

FPI's portfolio of operating properties is classified into three business categories: (i) office; (ii) warehouse and industrial; and (iii) marina properties. The following table includes FPI's significant properties:

                                  Ownership                          Year          Land Area         Approx.         % Leased
       Name and Location           Interest    FPI's Interest     Developed         (Acres)       Rentable Space     12/31/01
-----------------------------     ---------    --------------     ---------        ---------      --------------     --------
OFFICE
   West Lake Union Center            Fee            100%             1994            1.24           185 SF               100%
   Seattle, WA                                                                                      Parking for
                                                                                                    487 Cars

   Fisher Business Center            Fee            100%             1986            9.75           195,000 SF            93%
   Lynnwood, WA                                                                                     Parking for
                                                                                                    733 Cars

   Marina Mart                       Fee            100%        Renovated 1993          *           18,950 SF             58%
   Seattle, WA

   Rock Salt Steak House             Fee            100%        Renovated 1987          *           10,160 SF            100%
   Seattle, WA

   1530 Building                     Fee            100%        Renovated 1985          *           10,160 SF             75%
   Seattle, WA

INDUSTRIAL

   Fisher ITC                        Fee            100%             2000            14.6           274,000 SF            71%
   Auburn, WA

   Pacific North Equipment Co.       Fee            100%             N/A              5.5           38,000 SF            100%
   Kent, WA

   Fisher Commerce Center            Fee            100%             N/A             10.21          171,400 SF            86%
   Kent, WA

   Fisher Industrial Park            Fee            100%         1982 & 1992         22.08          398,600 SF           100%
   Kent, WA

MARINA

   Marina Mart Moorings          Fee & Leased       100%         1939 - 1987      5.01 Fee and      201 Slips             98%
   Seattle, WA                                                                    2.78 Leased

-----------------------------

*   Undivided land portion of Marina.

In addition to the above-listed properties, FPI owns 40 acres of unimproved residential land near Marysville, Washington; and a small residential property in Seattle. FPI does not currently intend to acquire other properties.

West Lake Union Center, Fisher Business Center, Fisher Industrial Park, Fisher Commerce Center and Fisher ITC are encumbered by nonrecourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service.

INVESTMENT IN SAFECO CORPORATION

A substantial portion of the Company's assets are represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation ("SAFECO"). The Company has been a stockholder of SAFECO since 1923. At December 31, 2001, the Company's investment constituted 2.4% of the outstanding common stock of SAFECO. The market value of the Company's investment in SAFECO common stock as of December 31, 2001 was approximately $93,524,000, representing 15% of the Company's total assets as of that date. Dividends received with respect to the Company's SAFECO common stock amounted to $2,777,000 during 2001. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO's common stock price ranged from $21.50 to $32.95 per share during 2001. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO's periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. Such securities are classified as investments available for sale under applicable accounting standards (see "Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities"). Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. SAFECO'S common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission. SAFECO common stock trades on The NASDAQ Stock Market under the symbol "SAFC." As further discussed in Note 14 to the Notes to Consolidated Financial Statements, 3,000,000 shares of the SAFECO common stock owned by the Company are collateral under and subject to the agreement between the Company and a financial institution with respect to a variable forward sale transaction.

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

A CONTINUING ECONOMIC DOWNTURN IN THE SEATTLE, WASHINGTON OR PORTLAND, OREGON AREAS COULD ADVERSELY AFFECT OUR OPERATIONS, REVENUE, CASH FLOW AND EARNINGS.

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2001 were adversely impacted by a softening economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of products and services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase or continue to decline, we could continue to suffer net losses or such net losses could increase.

IF THE MARKET VALUE OF THE SAFECO COMMON STOCK WE OWN DECLINES, IT MAY MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We have obtained proceeds from a loan collateralized by the shares of SAFECO stock we own. We are currently seeking to obtain proceeds pursuant to a variable forward sale transaction, some of which we intend to use to repay the loan. If the market value of our SAFECO stock declines significantly while we are seeking to obtain the proceeds under the variable forward sale transaction, the decline may significantly decrease the amount of proceeds we can obtain under that transaction, and may cause all or part of the loan to become immediately due and payable. If all or part of the loan becomes due and payable, the Company may be required to sell assets, including securities owned by the Company, to repay the loan. If the amount of proceeds we can obtain under the variable forward sale transaction decreases significantly, it may materially and adversely affect our financial condition and the Company may sell assets to satisfy its liquidity needs.

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

OUR RESTRUCTURING MAY CAUSE DISRUPTION OF OPERATIONS AND DISTRACTION OF MANAGEMENT, AND MAY NOT ACHIEVE THE DESIRED RESULTS.

We continue to implement a restructuring of our corporate enterprise with the objective of allowing greater functional integration of core competencies and improving operational efficiencies. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our company will be able to fully integrate our broadcast communications, media services and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs which we are unable to predict at this time.

THE SEPTEMBER 11, 2001 TERRORIST ATTACKS MAY CONTINUE TO AFFECT OUR RESULTS OF OPERATIONS.

We may continue to be affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. At this time, we cannot determine the ultimate extent of the effect of these events and their aftermath on the operating results of our television and radio broadcasting operations. However, as a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues. The events of September 11 negatively affected economic activity in the United States and globally, including the markets in which we operate. If weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected. Furthermore, there is no assurance that there will not be further terrorist attacks against the United States or United States businesses, including real or threatened attacks. Although we have received no specific threats of such attacks, any such attacks might directly impact our physical facilities or our personnel, potentially causing substantial losses or disruptions in our operations. Our insurance coverage may not be adequate to cover the losses and interruptions caused by terrorist attacks. Insurance premiums may increase, or adequate coverage may not be available.

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

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants' perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which entails significant investment by us. The softened economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could have a material adverse effect on our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could materially and adversely affect our operating results.

A REDUCTION ON THE PERIODIC DIVIDEND ON THE COMMON STOCK OF SAFECO MAY ADVERSELY AFFECT OUR REVENUE, CASH FLOW AND EARNINGS.

We are a 2.4% stockholder of the common stock of SAFECO. If SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

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

ITEM 2.        DESCRIPTION OF PROPERTIES.

Television stations operate from offices and studios owned by Fisher Broadcasting. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in a the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 40-year lease. Radio studios are generally located in leased space. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ-FM, KWJJ-FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

Property operated by our real estate subsidiary, FPI, is described under "Real Estate Operations - Operating Properties." Real estate projects that are subject to non-recourse mortgage loans are West Lake Union Center, Fisher Business Center, Fisher Industrial Park, and Fisher Commerce Center, and Fisher Industrial Technical Center.

We believe that the properties owned or leased by our operating subsidiaries are generally in good condition and well maintained, and are adequate for present operations.

ITEM 3.        LEGAL PROCEEDINGS

We are parties to various claims, legal actions and complaints in the ordinary course of our businesses. In our opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders in the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 18, 2001 our Common Stock began trading on the Nasdaq National Market under the symbol "FSCI." Prior to that date bid and ask prices were quoted in the Pink Sheets and on the OTC Bulletin Board. The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices for the period after May 18, 2001, we used the high and low sales prices as reported on the Nasdaq National Market, and for the period prior to May 18, 2001, we used the high and low bid prices as quoted on the Pink Sheets and on the OTC Bulletin Board.

CAPTION>
                                             Quarterly Common Stock Price Ranges
                                             -----------------------------------
                                          2001                                         2000
                                          ----                                         ----
Quarter                        High                   Low                     High                 Low
-------                        ----                   ---                     ----                 ---
          1st                  $59.50                 $50.00                  $63.50              $54.00
          2nd                   72.89                  49.25                   80.00               60.00
          3rd                   70.50                  44.50                   74.00               70.25
          4th                   54.02                  40.50                   72.00               42.00

---------------

The approximate number of record holders of our Common Stock as of December 31, 2001 was 361.

We paid cash dividends on our Common Stock of $1.04 per share for each of the fiscal years 2001 and 2000. Annual cash dividends have been paid on our Common Stock every year since our reorganization in 1971. We currently expect that comparable cash dividends will continue to be paid in the future, although our ability to do so may be affected by the terms of our credit facilities and other factors described in the subsection "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Additional Factors That May Affect Our Business, Financial Condition and Future Results."

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

SELECTED FINANCIAL DATA

                                                                 Year ended December 31,
                                               2001          2000         1999          1998           1997
                                          ---------------------------------------------------------------------
                                                        (All amounts in thousands except per share data)

Revenue
   Continuing operations                    $  161,641    $  209,662   $  163,875    $  139,902     $  136,039
   Discontinued operations                      44,675       112,012      114,942       108.056        129,941
                                          ---------------------------------------------------------------------
                                            $  206,316    $  321,764   $  278,817    $  247,958     $  260,034
                                          =====================================================================

Income (loss)
   Continuing operations                    $   (7,936)   $   31,857   $   23,061    $   22,460     $   23,628
   Discontinued operations                        (327)      (17,327)      (4,968)       (1,403)        (1,101)
                                          ---------------------------------------------------------------------
   Net income (loss)                        $   (8,263)   $   14,530   $   18,039    $   21,057     $   24,729
                                          =====================================================================

Per common share data

Income (loss) per share
   Continuing operations                    $    (0.92)   $     3.72   $     2.70    $     2.63     $     2.77
   Discontinued operations                  $    (0.04)   $    (2.02)  $    (0.58)   $    (0.16)    $     0.13
                                          ---------------------------------------------------------------------
   Net income (loss)                        $    (0.96)   $     1.70   $     2.12    $     2.17     $     2.90
                                          =====================================================================

Income (loss) per share assuming dilution
   Continuing operations                    $    (0.92)   $     3.71   $     2.69    $     2.62     $     2.75
   Discontinued operations                       (0.04)   $    (2.02)  $    (0.58)   $    (0.16)    $     0.13
                                          ---------------------------------------------------------------------

   Net income (loss)                        $    (0.96)   $     1.69   $     2.11    $     2.46     $     2.88
                                          =====================================================================
   Cash divedends declared/(1)/             $     0.78    $     1.04   $     1.04    $     1.01     $     0.25

                                                                      December 31,
                                               2001          2000         1999          1998           1997
                                          ---------------------------------------------------------------------
Working capital                             $    9.380    $   10,121   $   33,959    $   34,254     $   36,336
Total assets/(2)/                              623,117       646,804      678,512       439,522        438,753
Total debt                                     286,949       283,055      338,174        76,736         73,978
Stockholders' equity                           237,454       262,710      241,975       266,548        266,851

Certain prior year balances have been reclassified to conform to the 2001 presentation.

/(1)/Amounts for 2000, 1999 and 1998 include $.26 per share declared for payment in the subsequent year. 1997 amount was declared for payment in first quarter 1998.

/(2)/The Company applies Financial Accounting Standards Board's Statement of
     Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investments in equity securities, be designated as either trading or available-for-sale. The Company has classified its investments as available-for-sale and those investments are reported at fair market value. Accordingly, total assets include unrealized gain on marketable securities as follows: December 31, 2001 - $95,939; December 31, 2000 - $100,912; December 31, 1999 - $78,274;
     December 31, 1998 - $131,132; December 31, 1997 - $148,506. Stockholders'
     equity includes unrealized gain on marketable securities, net of deferred income tax, as follows: December 31, 2001 - $62,360; December 31, 2000 - $65,593; December 31, 1999 - $50,878; December 31, 1998 - $85,236; December
     31, 1997 - $96,529.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Additional Factors that May Affect Our Business, Financial Condition and Future Results" as well as those discussed in this sections and elsewhere in this annual report.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 1999 through 2001.

In June 1999, the Company's real estate subsidiary sold, under threat of condemnation, certain improved property in Seattle Washington. Total gain on the sale amounted to $12,825,000, of which $9,827,000 was recognized in June 1999 and $2,998,000 was recognized in December 1999.

On July 1, 1999, the Company and its broadcasting subsidiary completed the acquisition of ten network-affiliated television stations and 50% of the outstanding stock of a corporation that owns one television station. The acquired properties were in seven markets located in California, the Pacific Northwest, and Georgia (the "Fisher Television Regional Group" or the "newly acquired stations"). Total consideration was $216.7 million, which included $7.6 million of working capital (primarily accounts receivable and prepaid expenses, less accounts payable and other current liabilities). Funding for the transaction was from a senior credit facility in the amount of $230 million.

On July 1, 1999, the Company and the milling subsidiary purchased the remaining 50% interest in the limited liability company (LLC) which owned and operated flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, our milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary, and operating results of the Blackfoot facility are fully consolidated in the milling segment.

The first clients of the Fisher Plaza project began moving into that facility during May 2000. Financial results for the portion of the project not occupied by KOMO TV are included in the real estate segment.

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

On November 6, 2001, the Board of Directors approved management's recommendation to consider selling the real estate portfolio held by the Company's real estate subsidiary. The bid process was completed in February 2002. Due to current market conditions, we are presently not seeking to sell the entire portfolio of real estate assets, but will continue to explore opportunistically the sale of individual properties. Any offers received from potential purchasers are subject to approval of the Board of Directors.

We continue to implement a corporate restructuring, begun in 2001, that we expect will lead to improved efficiencies. The purpose of this restructuring is to enable us to focus on our objective of becoming a company that fully integrates broadcast communications and media services operations.

Each of these transactions had an effect on the comparative results of operations in terms of revenue, costs and expenses, and operating income referred to in the following analysis.

Certain prior year balances have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on net income or loss.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2001 showed a consolidated net loss of $8,263,000 compared with net income of $14,530,000 reported for the year ended December 31, 2000. Results for 2001 include a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations. Broadcasting revenue declined $50,299,000 compared with 2000. Factors occurring during 2001 which contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners as a result of the popularity of the Seattle Mariners baseball game programming on a competing station, a decline in revenue from political advertising, of approximately $23,700,000, and the absence of revenue from KJEO-TV which contributed approximately $5,200,000 of revenue in 2000 prior to sale on August 1st of that year. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising. Total expenses relating to broadcasting operations, including interest and depreciation, decreased approximately $15,100,000. Operating income from real estate operations improved in 2001 compared with 2000 due to improved margins and the completion of phase one and operations at Fisher Plaza. Corporate expenses increased primarily due to reassignment of personnel and other costs, including severance and related expenses of approximately $3,200,000, associated with the Company's restructuring. Interest expense declined as a result of a combination of reduced borrowing and lower interest rates.

Consolidated net income for the year ended December 31, 2000 amounted to $14,530,000 compared with $18,093,000 reported for the year ended December 31, 1999. The loss from discontinued operations of milling businesses for the year ended December 31, 2000 includes results of operations of the milling businesses through September 30, 2000 amounting to $1,665,000, net of income tax benefit of $962,000, and estimated loss from disposal of the milling businesses amounting to $15,662,000, net of income tax benefit of $8,434,000. Components of the estimated loss include the excess of net book value of assets over projected sales proceeds, estimated costs of sale including employee severance, and estimated operating results during the phase-out period. Excluding loss from discontinued operations of the milling businesses, income from continuing operations for the year ended December 31, 2000 was $31,857,000 compared with $23,061,000 reported for 1999. Our 2000 results include after tax gains from the sale of KJEO-TV, amounting to $9,747,000, and from the sale of two parcels of real estate, amounting to $554,000. Excluding these non-recurring gains and the gain from real estate, sold under threat of condemnation, of $8,337,000, net of tax, recognized in 1999, income from continuing operations for the year ended December 31, 2000 increased 46.4% compared with the year ended December 31, 1999.

Milling operation results are included in the caption labeled "Discontinued Operations."

REVENUE
--------------------------------------------------------------------------------

                    2001      %Change       2000        %Change      1999
Broadcasting   $145,513,000    -25.7%    $195,812,000     28.7%   $152,128,000
Real estate      16,128,000     16.4%      13,850,000     17.9%     11,747,000

In total, revenue declined 22.9% in year ended December 31, 2001 compared with year ended December 31, 2000.

Total revenue increased 27.9% in the year ended December 31, 2000 compared with year ended December 31, 1999.

Broadcasting and real estate operations are discussed further on pages 38 - 40.

COST OF PRODUCTS AND SERVICES SOLD
--------------------------------------------------------------------------------

                          2001       %Change    2000       %Change     1999
                       $71,226,000     -0.6% $71,628,000    14.3%   $62,689,000
Percentage of revenue        44.1%                 34.2%                  38.3%

The cost of products and services sold consists primarily of costs to acquire, produce, and promote broadcast programming, including salaries, and costs to operate the properties reported in the real estate segment. These costs are relatively fixed in nature, and do not vary directly with revenue. During the year ended December 31, 2001 operating expenses of the broadcasting operations increased modestly compared with 2000, after adjusting 2000 to exclude expenses of KJEO-TV, which was sold in August of that year. Overall operating costs of the real estate operations decreased approximately $300,000, or 17.1%.

Operating expenses of the broadcasting operations increased $8,931,000 during the year ended December 31, 2000 compared with 1999, after adjustment to exclude expenses of KJEO-TV, which was sold in August 2000. Overall operating costs of the real estate operations increased approximately $540,000.

Broadcasting and real estate operations are discussed further on pages 38 - 40.

SELLING EXPENSES
--------------------------------------------------------------------------------

                           2001       %Change      2000        %Change      1999
                        $21,179,000      -7.1%   $22,791,000      33.1%   $17,118,000
Percentage of revenue         13.1%                    10.9%                    10.4%

Selling expenses are incurred by the broadcasting operations. The principal cause of the reduction in selling expenses is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions. If the selling expenses incurred by KJEO-TV reflected in operating results for the first seven months of 2000 are excluded, the percentage decrease would be 4.5%. The increase in selling expenses as a percentage of revenue reflects the relatively fixed nature of certain sales department costs, such as management salaries, information systems, and ratings services.

The increase for the year ended December 31, 2000 compared with 1999 is a result of costs incurred by the television stations acquired in 1999 and increased commissions and related expenses attributable to increased broadcasting revenue.

GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

                          2001      %Change     2000       %Change     1999
                       $39,713,000    -9.4%   $43,822,000    11.4%   $39,349,000
Percentage of revenue        24.6%                  20.9%                  24.0%

General and administrative expenses declined at the broadcasting operations largely due to cessation of benefit accruals for the broadcasting subsidiary's defined benefit plan (which was terminated in January 2002), reduction in personnel costs as a result of the retirement of a senior officer in early 2001, and decrease of expenses attributable to KJEO-TV as a result of the sale on August 1, 2000. Expenses declined with respect to the real estate operations primarily as expenses associated with certain officers were transferred to the corporate segment in connection with the Company's restructuring. The corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with the restructuring, including severance and related expenses of approximately $3,200,000, and a donation of $1,000,000 to fund a civic project in Seattle, Washington.

General and administrative expenses increased in all business segments during 2000. The increase at the broadcasting segment is largely attributable to costs incurred by the newly acquired television stations, higher employee benefit costs, and higher legal and consulting expenses. The real estate segment experienced increased salaries and employee benefit costs. The corporate segment incurred increased costs in connection with additional personnel.

DEPRECIATION AND AMORTIZATION
-------------------------------------------------------------------------------

                          2001      %Change    2000       %Change     1999
                       $24,809,000    13.4%  $21,889,000    48.0%   $14,784,000
Percentage of revenue        15.3%                 10.4%                   9.0%

The increases in depreciation expense relate primarily to Fisher Plaza and the Fisher Industrial Technology Center, located in Auburn, Washington, owned by the real estate subsidiary. Depreciation of Fisher Plaza, and new broadcast and related equipment and digital studios acquired by KOMO TV, began in June of 2000. Construction of the Fisher Industrial Technology Center was complete in Fall 2000, and tenants began occupancy in mid-2001.

OTHER INCOME, NET
-------------------------------------------------------------------------------

    2001    %Change         2000      %Change        1999
$3,210,000   -84.9%     $21,199,000     20.5%     $17,586,000

Other income, net in 2001 includes primarily dividends received on marketable securities and also interest and miscellaneous income. The decline in other income, net for the year ended December 31, 2001 compared to 2000 is attributable to a reduction in the dividend paid by SAFECO Corporation and the inclusion in 2000 of gain from the sale of KJEO-TV in the amount of $15,722,000 and gain from sale of two parcels of real estate in the amount of $852,000. After deducting income taxes, the gains were $9,747,000 and $554,000, respectively.

For the year ended December 31, 2000, other income, net includes the gains from the sale of KJEO-TV and from sale of real estate described in the preceding paragraph. The 1999 amount includes $12,825,000 gain from sale of real estate. Dividend income was largely unchanged from 1999 to 2000.

(LOSS) GAIN IN EQUITY INVESTEES
-------------------------------------------------------------------------------

    2001      % Change    2000          1999
$(4,572,000)    377.4%   $(958,000)     $94,000

Investments in entities over which we have significant influence, however do not control, (equity investees) are accounted for using the equity method. The loss in equity investees includes our pro rata share of losses incurred by such investees and, for the year ended December 31, 2001, relate principally to loans for development of the Civia Media Terminal.

INTEREST EXPENSE
-------------------------------------------------------------------------------

   2001       %Change       2000      %Change     1999
$17,847,000     -16.4%   $21,360,000    72.7%    $12,367,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement, and is net of interest allocated to discontinued operations based on net borrowing of the discontinued operations. The decrease in interest expense for the year ended December 31, 2001 compared with 2000 is attributable to lower amounts of borrowed funds outstanding and to lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project.

The increase in 2000 interest expense compared with 1999 is attributable to funds borrowed in July 1999 to finance the acquisition of television stations and the acquisition of 50% interest in the Blackfoot flour mill.

PROVISION FOR FEDERAL AND STATE INCOME TAXES (BENEFIT)
--------------------------------------------------------------------------------

                        2001      % Change     2000      % Change      1999
                    $(6,559,000)   -139.6%  $16,556,000     35.8%   $12,187,000
Effective tax rate         45.3%                  34.2%                   34.6%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefit in 2001 reflects our ability to utilize a net operating loss carryback. The effective tax rate varies from the statutory rate for all years primarily due to a deduction for dividends received, offset by the impact of state income taxes.

OTHER COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

    2001      % Change     2000      % Change      1999
$(5,489,000)   -137.3%  $14,715,000    142.8%  $(34,358,000)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the year ended December 31, 2001, the value of the marketable securities declined $3,233,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $31.15 at December 31, 2001, $32.88 at December 31, 2000, and $24.88 at December 31, 1999. Unrealized gains and losses, net of tax, are a separate component of stockholders' equity.

BROADCASTING OPERATIONS

REVENUE
-------------------------------------------------------------------------------

    2001       % Change      2000        %Change      1999
$145,513,000     -25.7%   $195,812,000     28.7%   $152,128,000

During the year ended December 31, 2001, as compared with 2000, our revenue from local advertisers declined $19,300,000; our national advertising revenue declined $21,400,000; and our political advertising revenue decreased $23,700,000. These declines were partially offset by commissions paid to advertising agencies, with the result that net revenue from broadcasting operations declined $50,299,000 in 2001, compared with 2000. Comparability between the periods is affected by the sale by the Company's broadcasting subsidiary, in August 2000, of all of the membership interest in a limited liability company which owned and operated KJEO-TV. If, for purposes of comparison, revenue from KJEO-TV is excluded from the 2000 revenue, the decrease in revenue from broadcasting operations for the year ended December 31, 2001 compared with 2000 would be 23.1%. Factors occurring during 2001 which have contributed to the decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners in the Seattle market as a result of the popularity of the Seattle Mariners baseball game programming on a competing station, a decline in revenue from political advertising of approximately $23,700,000, and the absence of revenue from KJEO-TV, which had contributed approximately $5,200,000 of revenue in 2000. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising. KOMO TV in Seattle and KATU Television in Portland experienced declines in net revenue of 31.3% and 30.4%, respectively, in 2001 compared to 2000. Revenue in 2001 from the smaller market television stations declined 16.3% (adjusted to exclude KJEO-TV) from the year ago period. Revenue from the Company's Seattle and Portland radio groups declined 16.2% and 17.2%, respectively, from the year ago period. Revenue from the small market radio operations declined 6.5% from the year ago period.

Our satellite teleport and Fisher Entertainment divisions generated revenue of approximately $1,400,000 and $1,200,000, respectively in 2001.

Revenue from the television stations acquired in July 1999 totaled $21,350,000 in the six months ended June 30, 2000. If, for purposes of comparison, that amount is excluded, revenue of $174,462,000 for the year ended December 31, 2000 would represent a 14.7% increase over 1999. Revenue increased in 2000 at all broadcasting operations, with the largest increases realized by the Seattle, Portland and Regional television stations due to high demand for advertising by political action committees ("PACs") and, to a lesser degree, candidates for political office. KOMO TV revenue increased 27% for the year ended December 31, 2000 compared to 1999. Political advertising revenue accounted for 68% of KOMO TV's overall revenue increase, while national sales declined 2% from 1999. KATU Television revenue for the year ended December 31, 2000 increased 15% compared to 1999. Political advertising revenue accounted for all of the overall revenue increase, as national sales for KATU declined 9% during the period and more than offset the 2% improvement in local sales. Revenue from the Fisher Television Regional Group increased approximately $18,610,000 compared with the year ended December 31, 1999; however, the Company owned the stations only six months during that period.

Seattle radio revenue improved 12% for the twelve months ended December 31, 2000 compared to the same period in 1999. Political advertising was not as significant a factor in the Seattle radio market as it was for television stations during 2000; however, about 10% of the overall revenue growth for Fisher's Seattle radio group was derived from political advertising sales. All three of the Seattle stations, KOMO AM, KVI AM and KPLZ FM, reported increased advertising sales during 2000 when compared to the prior year. Portland radio sales improved 11% for the twelve months ended December 31, 2000, compared to 1999. The growth was due to increases in both local and political sales, while national sales declined 8%. Political sales represented approximately one-half of the overall increase. The Fisher Radio Regional Group of small market stations in Montana and Wenatchee, Washington experienced a 10% increase in advertising sales in 2000, with growth occurring in each of the five markets.

Our satellite teleport and Fisher Entertainment divisions generated revenue of approximately $1,200,000 and $900,000, respectively in 2000.

INCOME FROM OPERATIONS
-------------------------------------------------------------------------------

                          2001      %Change     2000       %Change    1999
                        $8,613,000   -83.4%   $51,764,000    49.8%  $34,554,000
Percentage of revenue         5.9%                  26.4%                 22.7%

The decline in income from broadcasting operations for the year ended December 31, 2001 compared with 2000 is primarily due to the decline in revenue discussed above. If adjusted to exclude the operating results attributable to KJEO-TV, operating expenses for 2001 would be approximately $2,900,000 lower than those incurred in 2000. Depreciation expense increased approximately $2,800,000 largely due to KOMO TV's new broadcast equipment and studios.

Excluding operating income from the Fisher Television Regional Group that was only included in 1999 results for the second half of the year, the increase in income from operations for the year ended December 31, 2000 is 52.2% compared with 1999. Each broadcasting group except the Portland radio group experienced an improvement in 2000 compared with the prior year as increases in revenue exceeded increases in operating expenses. Overall, operating expenses at the broadcasting segment increased 23.2% in 2000, including the effect of the operating costs of the newly acquired stations. Aside from the additional costs of operating the regional television group for the entire year 2000, other significant cost increases included depreciation of KOMO TV's new digital broadcast equipment in Fisher Plaza, local sales commissions and merchandising expenses that accompanied the significant growth in local sales during the year and increased employment costs including benefits.

REAL ESTATE OPERATIONS

REVENUE
--------------------------------------------------------------------------------

   2001       %Change    2000        % Change     1999
$16,128,000     16.4%  $13,850,000      17.9%   $11,747,000

The real estate segment includes our real estate subsidiary and the portion of the Fisher Plaza project not occupied by KOMO TV. Rents from the first building at Fisher Plaza, which was 80% occupied at December 31, 2001, approximated $3,896,000 during 2001 compared with $1,589,000 in 2000. During 2001 marketing efforts were underway for the five-building project in Auburn, Washington, known as the Fisher Industrial Technology Center (the Fisher ITC), which was substantially completed by the real estate subsidiary in September 2000. Rental income from Fisher ITC during 2001 totaled $193,000. At year-end the Fisher ITC project was 71% leased.

Revenue of the real estate segment increased in 2000 as a result of rent increases, and rental income from Fisher Plaza, which approximated $1,589,000. The first clients began moving into Fisher Plaza in May 2000. Comparison with 1999 results is impacted by the loss of revenue from two properties sold in June 1999. If revenue from those properties were excluded from 1999 revenue, the percentage increase would be 23.1%.

INCOME FROM OPERATIONS
-------------------------------------------------------------------------------

                         2001      %Change    2000        %Change     1999
                       $6,946,000    42.5%   $4,875,000     52.2%    $3,203,000
Percentage of revenue       43.1%                 35.2%                   27.3%

The increase in operating income for the real estate segment for the year ended December 31, 2001, compared with 2000, is primarily attributable to the operations of the portion of Fisher Plaza not occupied by KOMO TV. Exclusive of the Fisher ITC, which was in lease-up phase during 2001, average occupancy of the properties operated by the real estate subsidiary during 2001 was 97% compared with 92% during 2000.

The increase in operating income for the real estate segment for the year ended December 31, 2000, compared with 1999, is also primarily attributable to the operations of Fisher Plaza. Results for 1999 include operating income of approximately $270,000 from the two properties that were sold in June of that year.

DISCONTINUED OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS OF MILLING BUSINESSES
-------------------------------------------------------------------------------

2001        % Change      2000        %Change      1999
$327,000      -98.1%    $17,327,000    248.8%     $4,968,000

The loss from discontinued operations of milling businesses for the year ended December 31, 2001 reflects an increase in the estimate of benefits for employees of the milling and distribution operations. Based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000, or $327,000 net of taxes.

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

The loss from discontinued operations of milling businesses for the year ended December 31, 1999 represents the results of operations of the milling businesses during that year.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) approved FASB Statement No. 141 (FAS 141), "Business Combinations", and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company was January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had working capital of $9,380,000 and cash and short-term cash investments totaling $3,568,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available lines of credit to fund acquisition activities and significant real estate development activities. In this regard, we had a five-year unsecured revolving line of credit (revolving line of credit) with two banks for a maximum amount of $100,000,000 to finance construction of Fisher Plaza and for general corporate purposes. The revolving line of credit provided that borrowings under the line would bear interest at variable rates. The revolving line of credit also placed limitations on the disposition or encumbrance of certain assets and required us to maintain certain financial ratios. At December 31, 2001, the revolving line of credit was fully drawn. Approximately $19,700,000 was available under short-term working capital lines of credit.

The unsecured revolving line of credit and the senior credit facility required us to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of December 31, 2001, we were not in compliance with certain covenants. As a result of such noncompliance, the lenders could have required us to immediately repay all principal and interest outstanding, thus causing the long-term debt to be classified as current. However, subsequent to year-end we requested and received agreement from the lenders to forbear from exercising remedies under the revolving line of credit and the senior credit facility during the period from December 31, 2001 through March 31, 2002. Subsequent to year-end we repaid these obligations through the use of proceeds from new financings (see Note 14 of Notes to Consolidated Financial Statements). As a result, we have continued to present the debt as long-term on the balance sheet. In addition, as a result of such repayment of the unsecured revolving line of credit and the senior credit facility we will record an extraordinary loss of approximately $3,500,000 as a result of its write off of the related deferred loan costs. We will also record a loss of approximately $2,700,000 as a result of termination of a related interest rate swap agreement.

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

Net cash provided by operating activities during the year ended December 31, 2001 was $8,533,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the year was $5,383,000, including $49,910,000 proceeds from the sales of milling and distribution assets and working capital, reduced by $40,420,000 for purchase of property, plant and equipment (including the Fisher Plaza project) and $4,109,000 for investments in equity investees. Net cash used in financing activities was $10,566,000, comprised of payments of $49,697,000 on borrowing agreements and mortgage loans, $6,675,000 for retirement of preferred stock of our broadcasting subsidiary, cash dividends paid to stockholders totaling $8,919,000 or $1.04 per share, reduced by net borrowings under notes payable and borrowing agreements totaling $54,036,000 and proceeds from exercise of stock options of $1,249,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See Note 6 to the consolidated financial statements for information regarding the contractual interest rates of the Company's debt. We will also consider entering into interest rate swap agreements at such times as we deem appropriate. At December 31, 2001, the fair value of our fixed-rate debt is estimated to be approximately $2,000,000 greater than the carrying amount, based on current borrowing rates. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates. With respect to our fixed-rate debt, such market risk amounted to $1,639,000 at December 31, 2001.

We also had $229,397,000 in variable-rate debt outstanding at December 31, 2001. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,340,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the ratio of funded debt to operating cash flow, on a portion of the variable-rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At December 31, 2001, the fair value of the swap agreement was ($3,471,000). A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $374,000 at December 31, 2001.

Marketable Securities Exposure

The fair value of our investments in marketable securities at December 31, 2001 was $97,107,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the Nasdaq stock market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of December 31, 2001, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. SAFECO's common stock price has been volatile in recent years, and ranged from $21.50 to $32.95 per share during 2001. We have classified our investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne Jr., President, CEO, and a Director of Fisher Communications, Inc., is a Director of SAFECO. A hypothetical 10 percent change in market prices underlying these securities would result in a $9,711,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Subsequent to year-end the Company pledged 3,000,000 shares of SAFECO Corporation stock owned by it as collateral under a margin loan and a variable forward sales transaction (see Note 14 of Notes to Consolidated Financial Statements).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings "Information With Respect to Nominees and Directors Whose Terms Continue", "Security Ownership of Certain Beneficial Owners and Management", and "Compliance With Section 16(a) Filing Requirements" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the heading "Executive Compensation" and "Information With Respect to Nominees and Directors Whose Terms Continue" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading "Transactions With Management" contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)  (1)  Consolidated Financial Statements:

                      .   Reports of Management and Independent Accountants

                      . Consolidated Statement of Income for the years ended December 31, 2001, 2000, and 1999
                      .   Consolidated Balance Sheet at December 31, 2001
                          and 2000

                      . Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

                      . Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                      . Consolidated Statement of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

                      .   Notes to Consolidated Financial Statements

                 (2)  Financial Statement Schedules:

                      .    Report of Independent Accountants

                      . Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                      . Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                 (3)  Exhibits:  See "Exhibit Index."

            (b)       Forms 8-K filed during the fourth quarter of 2001:

                               A report on Form 8-K was filed with the
                               Commission on November 15, 2001 announcing the Company's intention to sell the real estate assets held by its subsidiary, Fisher Properties Inc.

                               A report on Form 8-K was filed with the
                               Commission on November 21, 2001 announcing that waiver for the Company's noncompliance with certain covenants contained in certain of the Company's credit facilities was granted by the lenders and that, as of September 30, 2001, $205,284,000 of principal outstanding under the credit facilities was no longer classified as current.

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

/s/ William W. Krippaehne Jr.

William W. Krippaehne Jr.
President and Chief Executive Officer

/s/ Warren J. Spector

Warren J. Spector
Executive Vice President and Chief Operating Officer

/s/ David D. Hillard

David D. Hillard
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Fisher Communications, Inc:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Communications, Inc. (formerly Fisher Companies Inc.) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

March 21, 2002

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31                                      2001       2000       1999
----------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenue
  Broadcasting                                          $ 145,513  $ 195,812  $ 152,128
  Real estate                                              16,128     13,850     11,747
----------------------------------------------------------------------------------------
                                                          161,641    209,662    163,875
----------------------------------------------------------------------------------------
Costs and expenses
  Cost of products and services sold                       71,226     71,628     62,689
  Selling expenses                                         21,179     22,791     17,118
  General and administrative expenses                      39,713     43,822     39,349
  Depreciation and amortization                            24,809     21,889     14,784
----------------------------------------------------------------------------------------
                                                          156,927    160,130    133,940
----------------------------------------------------------------------------------------
Income from operations                                      4,714     49,532     29,935
Other income, net                                           3,210     21,199     17,586
(Loss) gain in equity investees                            (4,572)      (958)        94
Interest expense                                          (17,847)   (21,360)   (12,367)
----------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before provision for income taxes                       (14,495)    48,413     35,248
Provision for federal and state income taxes (benefit)     (6,559)    16,556     12,187
----------------------------------------------------------------------------------------
Income (loss) from continuing operations                   (7,936)    31,857     23,061
Loss from discontinued operations of milling
  businesses, net of income tax                              (327)   (17,327)    (4,968)
----------------------------------------------------------------------------------------
Net income (loss)                                       $  (8,263) $  14,530  $  18,093
----------------------------------------------------------------------------------------

Income (loss) per share:
  From continuing operations                            $   (0.92) $    3.72  $    2.70
  From discontinued operations                              (0.04)     (2.02)     (0.58)
----------------------------------------------------------------------------------------
  Net income (loss) per share                           $   (0.96) $    1.70  $    2.12
----------------------------------------------------------------------------------------

Income (loss) per share assuming dilution:
  From continuing operations                            $   (0.92) $    3.71  $    2.69
  From discontinued operations                              (0.04)     (2.02)     (0.58)
----------------------------------------------------------------------------------------
  Net income (loss) per share assuming dilution         $   (0.96) $    1.69  $    2.11
----------------------------------------------------------------------------------------

Weighted average shares outstanding                         8,575      8,556      8,548
Weighted average shares outstanding assuming dilution       8,575      8,593      8,575

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

December 31                                                               2001        2000
------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
ASSETS
Current Assets
  Cash and short-term cash investments                              $    3,568  $      218
  Receivables                                                           33,081      40,375
  Prepaid income taxes                                                  10,760         563
  Prepaid expenses                                                       4,251       3,862
  Television and radio broadcast rights                                 10,318      10,253
  Net working capital of discontinued operations                           216      10,526
------------------------------------------------------------------------------------------
      Total current assets                                              62,194      65,797
------------------------------------------------------------------------------------------
Marketable Securities, at market value                                  97,107     102,080
------------------------------------------------------------------------------------------
Other Assets
  Cash value of life insurance and retirement deposits                  12,403      11,725
  Television and radio broadcast rights                                  1,725         927
  Intangible assets, net of amortization                               189,133     194,316
  Investments in equity investees                                        2,594       3,057
  Other                                                                 12,232      10,017
  Net noncurrent assets of discontinued operations                       1,635      39,236
------------------------------------------------------------------------------------------
                                                                       219,722     259,278
------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                     244,094     219,649
------------------------------------------------------------------------------------------
                                                                    $  623,117  $  646,804
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                     $   25,469  $   25,642
  Trade accounts payable                                                 5,490       4,981
  Accrued payroll and related benefits                                   7,616      10,458
  Television and radio broadcast rights payable                          8,980       9,002
  Dividends payable                                                                  2,225
  Other current liabilities                                              5,259       3,368
------------------------------------------------------------------------------------------
      Total current liabilities                                         52,814      55,676
------------------------------------------------------------------------------------------
Long-term Debt, net of current maturities                              261,480     257,413
------------------------------------------------------------------------------------------
Other Liabilities
  Accrued retirement benefits                                           12,028      13,638
  Deferred income taxes                                                 50,994      53,648
  Television and radio broadcast rights payable, long-term portion       1,570         794
  Other liabilities                                                      6,777       2,934
------------------------------------------------------------------------------------------
                                                                        71,369      71,014
------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity
  Common stock, shares authorized 12,000,000, $1.25 par value;
    issued 8,591,658 in 2001 and 8,558,042 in 2000                      10,739      10,698
  Capital in excess of par                                               3,486       2,140
  Deferred compensation                                                    (66)       (135)
  Accumulated other comprehensive income - net of income taxes:
    Unrealized gain on marketable securities                            62,360      65,593
    Net loss on interest rate swap                                      (2,256)
  Retained earnings                                                    163,191     184,405
------------------------------------------------------------------------------------------
                                                                       237,454     262,701
------------------------------------------------------------------------------------------
                                                                    $  623,117  $  646,804
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                           Capital in                       Other
                                        Common Stock         Excess       Deferred      Comprehensive   Retained      Total
                                       Shares      Amount    of Par     Compensation        Income      Earnings      Equity
------------------------------------------------------------------------------------------------------------------------------
(in thousands except share amounts)
Balance December 31, 1998            8,542,384  $  10,678  $   1,792    $     (733)     $   85,236   $   169,575   $  266,548
  Net income                                                                                              18,093       18,093
  Other comprehensive
    income (loss)                                                                          (34,358)                   (34,358)
  Issuance of common
    stock rights                                                 222          (222)
  Amortization of deferred
    compensation                                                               421                                        421
  Issuance of common stock
    under rights and options,
    and related tax benefit              8,306         10        154                                                      164
  Dividends                                                                                               (8,893)      (8,893)
------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999            8,550,690     10,688      2,168          (534)         50,878       178,775      241,975
  Net income                                                                                              14,530       14,530
  Other comprehensive
    income                                                                                  14,715                     14,715
  Issuance of common
    stock rights, net of
    forfeitures                                                  (69)           69
  Amortization of deferred
    compensation                                                               330                                        330
  Issuance of common stock
    under rights and options,
    and related tax benefit              7,352         10         41                                                       51
  Dividends                                                                                               (8,900)      (8,900)
------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000            8,558,042     10,698      2,140          (135)         65,593       184,405      262,701
  Net loss                                                                                                (8,263)      (8,263)
  Other comprehensive
    income (loss)                                                                                         (5,489)      (5,489)
  Amortization of deferred
    compensation                                                                69                                         69
  Issuance of common stock
  under rights and options,
  and related tax benefit               33,616        41       1,346                                                    1,387
  Redemption of preferred
    stock of subsidiary                                                                                   (6,257)      (6,257)
  Dividends                                                                                               (6,694)      (6,694)
------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001            8,591,658  $ 10,739   $   3,486    $     (66)     $    60,104   $   163,191    $ 237,454
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                               FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31                                                          2001       2000        1999
-----------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
  Net income (loss)                                                        $ (8,263)  $ 14,530   $  18,093
  Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities
       Depreciation and amortization                                         26,362     26,146      17,975
       Noncurrent deferred income taxes                                       2,222     (1,420)      7,461
       Net loss in equity investees                                           4,572        958         689
       Amortization of deferred loan costs                                      778        828         500
       Gain on sale of real estate                                                        (852)    (12,825)
       Gain on sale of KJEO TV                                                         (15,722)
       Net loss from discontinued operations                                            17,327
       Other                                                                    286       (232)        937
  Change in operating assets and liabilities
    Receivables                                                               8,064      7,621      (3,111)
    Inventories                                                                          5,354          38
    Prepaid income taxes                                                    (10,373)       888      (1,276)
    Prepaid expenses                                                         (1,402)       691       2,199
    Cash value of life insurance and retirement deposits                       (725)      (772)       (738)
    Other assets                                                             (2,301)    (2,454)     (6,505)
    Income taxes payable                                                                              (457)
    Trade accounts payable, accrued payroll and related
       benefits and other current liabilities                               (10,547)     4,770       3,246
    Accrued retirement benefits                                              (1,578)       770         730
    Other liabilities                                                         1,548      1,230       1,060
  Amortization of television and radio broadcast rights                      16,181     15,837      14,606
  Payments for television and radio broadcast rights                        (16,291)   (16,689)    (14,771)
-----------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                             8,533     58,809      27,851
-----------------------------------------------------------------------------------------------------------
  Cash flows from investing activities
    Proceeds from sale of discontinued milling business assets               49,910
    Proceeds from sale of KJEO TV                                                       60,000
    Proceeds from sale of real estate and property, plant and equipment           2      2,396      17,120
    Investments in equity investees                                          (4,109)    (1,011)     (1,375)
    Purchase assets of television and radio stations                                              (221,160)
    Purchase of 50% interest in Blackfoot flour mill                                               (19,000)
    Purchase of property, plant and equipment                               (40,420)   (59,587)    (56,376)
-----------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                   5,383      1,798    (280,791)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net (payments) borrowings under notes payable                                (560)    (2,706)        596
  Borrowings under borrowing agreements                                      54,036     11,000     262,201
  Payments on borrowing agreements and mortgage loans                       (49,697)   (63,413)     (1,358)
  Redemption of preferred stock of subsidiary                                (6,675)
  Proceeds from exercise of stock options                                     1,249         19          33
  Cash dividends paid                                                        (8,919)    (8,898)     (8,891)
-----------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                 (10,566)   (63,998)    252,581
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term cash investments               3,350     (3,391)       (359)
Cash and short-term cash investments, beginning of period                       218      3,609       3,968
-----------------------------------------------------------------------------------------------------------
Cash and short-term cash investments, end of period                        $  3,568   $    218   $   3,609
-----------------------------------------------------------------------------------------------------------
Supplementalcash flow information is include in Notes 5,6,8 and 9.
See accompanying notes to consolidate financial statements.

                               FISHER COMMUNICATIONS,INC.ANDSUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31                                                   2001           2000           1999
-----------------------------------------------------------------------------------------------------------

(in thousands)

Net income (loss)                                                 $   (8,263)    $   14,530     $   18,093

Other comprehensive income (loss):
   Cumulative effect of accounting change, net of
     income tax benefit of $489                                         (907)

   Unrealized gain (loss) on marketable securities                    (4,974)        22,638        (52,859)
     Effect of income taxes                                            1,741         (7,923)        18,501

   Net (loss) on interest rate swap                                   (2,076)
     Effect of income taxes                                              727
-----------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       $  (13,752)    $   29,245     $  (16,265)
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

OPERATIONS AND ACCOUNTING POLICIES

     The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting, proprietary real estate development and management, and other media operations including program production as well as satellite and fiber transmission. As explained in Note 2 the Company sold its flour milling and bakery supply distribution businesses during 2001. The Company conducts its business primarily in Washington, Oregon, California, Georgia and Montana. A summary of significant accounting policies is as follows:

     Principles of consolidation  The consolidated financial statements include
     ---------------------------
the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting, and other media operations are conducted through Fisher Broadcasting. Real estate operations are conducted through Fisher Properties Inc. Fisher Media Services Company was formed in 2001 to conduct other media operations, including Fisher Plaza, beginning in 2002. All material intercompany balances and transactions have been eliminated.

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

     Revenue recognition  Television and radio revenue is recognized when the
     -------------------
advertisement is broadcast. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease.

     Short-term cash investments  Short-term cash investments are comprised of
     ---------------------------
repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments which have original maturities at date of purchase of 90 days or less to be cash equivalents.

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

     Marketable securities  Marketable securities consist of equity securities
     ---------------------
traded on a national securities exchange or reported on the Nasdaq stock market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 2001 and 2000. As of December 31, 2001, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. Market value is based on closing per share sale prices. The Company has classified its investments as available-for-sale under applicable accounting standards and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders' equity, net of any related tax effect.

     Investments in equity investees  Investments in equity investees represent
     -------------------------------
investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method (See note 4).

     Intangible assets  Intangible assets represent the excess of purchase price
     -----------------
of certain broadcast properties over the fair value of tangible net assets acquired and are amortized based on the straight-line method over the estimated useful life of 40 years. Accumulated amortization at December 31, 2001 and 2000 is $17,512,000 and $12,573,000, respectively (See "Recent Accounting Pronouncements").

     Property, plant and equipment  Replacements and improvements are
     -----------------------------
capitalized while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost. Gains or losses on dispositions of property, plant and equipment are included in income.

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

     For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements                         3-55 years
         Machinery and equipment                            3-25 years
         Land improvements                                  10-55 years

     Impairment of long-lived assets  Whenever changes in circumstances indicate
     -------------------------------
that the carrying amount may not be recoverable the Company assesses the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular, the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation.

     Income taxes  Deferred income taxes are provided for all significant
     ------------
temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

     Advertising  The Company expenses advertising costs at the time the
     -----------
advertising first takes place. Advertising expense was $4,409,000, $4,337,000, and $3,343,000 in 2001, 2000, and 1999, respectively.

     Earnings per share  Net income (loss) per share represents net income
     ------------------
(loss) divided by the weighted average number of shares outstanding during the year. Net income (loss) per share assuming dilution represents net income
(loss) divided by the weighted average number of shares outstanding, including the potentially dilutive impact of the stock options and restricted stock rights issued under the Company's incentive plans. Common stock options and restricted stock rights are converted using the treasury stock method.

     A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:

Year Ended December 31                            2001         2000        1999
                                            ----------   ----------  ----------
Shares outstanding at beginning of period   8,558,042    8,550,690   8,542,384
Weighted average of shares issued              16,535        5,351       6,070
                                            ----------   ----------  ----------
                                            8,574,577    8,556,041   8,548,454
Dilutive effect of:
   Restricted stock rights                                   9,613      13,570
   Stock options                                            27,402      12,731
                                            ----------   ----------  ----------
                                            8,574,577    8,593,056   8,574,755
                                            ----------   ----------  ----------

     The dilutive effect of 3,612 restricted stock rights and options to purchase 413,613 shares are excluded for the year ended December 31, 2001 because such rights and options were anti-dilutive. All restricted stock rights and options were dilutive for the year ended December 31, 2000. The dilutive effect of options to purchase 130,025 shares is excluded for the year ended December 31, 1999 because such options were anti-dilutive.

     Fair value of financial instruments  The carrying amount of cash and
     -----------------------------------
short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximate fair value due to their short maturities.

     The fair value of notes payable and variable-rate long-term debt approximates the recorded amount based on borrowing rates currently available to the Company. At December 31, 2001, the fair value of our fixed-rate debt is estimated to be approximately $2,000,000 greater than the recorded amount, based on current borrowing rates.

     Accounting change  Effective January 1, 2001, the Company adopted Statement
     -----------------
of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended. This pronouncement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize those items as assets or liabilities in the financial statements and measure them at their fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income, and the ineffective portion is recorded in earnings. Changes in the fair value of derivatives not designated as hedges are recognized in earnings. The Company uses an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. In accordance with FAS 133, the effective portion of the change in fair value of the swap is recorded in other comprehensive income. Adoption of FAS 133 resulted in a reduction to other comprehensive income of $907,000, net of income tax of $489,000, which is reported as the cumulative effect of the accounting change. There was no effect on net income or loss.

     The effective portion of the change in fair value of the interest rate swap from January 1, 2001 through December 31, 2001 is included in other comprehensive income. The fair value of the interest rate swap is included in other liabilities.

     Recent accounting pronouncements  In June 2001, the Financial Accounting
     --------------------------------
Standards Board (FASB) approved FASB Statement No. 141 (FAS 141), "Business Combinations", and FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. FAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company was January 1, 2002. We are still assessing what the impact of FAS 141 and FAS 142 will be on our results of operations and financial position.

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

     Reclassifications  Certain prior year balances have been reclassified to
     -----------------
conform to the 2001 presentation. Such reclassifications had no effect on net income or loss.

NOTE 2

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

     The loss from discontinued operations of the milling businesses is summarized as follows (in thousands):

Year Ended December 31                 2001        2000         1999
                                  ---------  ----------   ----------
Loss from operations:
  Before income taxes                        $    2,627   $   7,625
  Income tax benefit                               (962)     (2,657)
                                  ---------  -----------  ----------
                                                  1,665       4,968
Estimated loss from disposal
  of milling businesses:
  Before income taxes             $    500       24,096
  Income tax benefit                  (173)      (8,434)
                                  ---------  -----------  ----------
                                       327       15,662
                                  ---------  -----------  ----------
                                  $    327   $   17,327   $   4,968
                                  ---------  -----------  ----------

     Net working capital of discontinued operations includes net current assets relating to the discontinued milling operations. Net noncurrent assets of discontinued operations includes the book value of property, plant and equipment not included in the sales described above and other noncurrent assets less noncurrent liabilities relating to the discontinued milling operations.

     Revenue of the discontinued milling operations was $44,675,000, $112,102,000, and $114,942,000 for the years ended December 31, 2001, 2000, and
1999, respectively.

NOTE 3

RECEIVABLES

     Receivables are summarized as follows (in thousands):

December 31                                          2001          2000
                                              -----------   -----------
Trade accounts                                $   32,241    $   40,274
Other                                              1,545         1,113
                                              -----------   -----------
                                                  33,786        41,387

Less-Allowance for doubtful accounts                 705         1,012
                                              -----------   -----------
                                              $   33,081    $   40,375
                                              -----------   -----------

     Net receivables of the discontinued milling operations amounting to $11,520,000 are not included in the December 31, 2000 amounts above.

NOTE 4

INVESTMENTS IN EQUITY INVESTEES

     Investments in entities over which the Company does not have control, but has significant influence and owns 50% or less, are accounted for using the equity method. The Company's investments are reported in the consolidated balance sheet as "Investments in equity investees" and its share of income or losses is reported as "(Loss) gain in equity investees" in the consolidated statement of income.

     Tulalip Estates  The real estate subsidiary maintained a 50% interest in a
     ---------------
joint venture formed to develop residential real estate owned by the joint venture. The joint venture was dissolved during 2000 and the real estate subsidiary received distribution of its interest.

     South West Oregon Television Broadcasting Corporation  In connection with
     -----------------------------------------------------
the 1999 acquisition of network-affiliated television stations (see Note 12) the broadcasting subsidiary acquired 50% of the outstanding stock of South West Oregon Broadcasting Corporation (South West Oregon Television), licensee of a television station in Roseburg, Oregon. The broadcasting subsidiary serves as manager of the station.

     AN Systems, L.L.C.  AN Systems, L.L.C. (AN Systems) was a developer of a
     ------------------
new public advertising network which uses a display device known as the Civia Media Terminal that delivers information in public places such as office buildings and other venues. Under terms of various agreements the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia.

     At December 31, 2001, AN Systems was indebted to the Company for occupancy and related costs amounting to $334,000. Also, at December 31, 2001, the Company is contingently obligated in the amount of $1,568,000 as guarantor of a bank credit facility on behalf of AN Systems.

     The Company has not recognized income from management fees and interest amounting to $400,000 and $343,000, respectively, as it has agreed to defer collection of such amounts. These amounts have also been excluded from the Loss in equity investees in the consolidated statement of Income.

     Investments in equity investees are summarized as follows (in thousands):

                                              South West
                                   Tulalip        Oregon
                                   Estates    Television    AN Systems     Total
                                -----------  ----------- ------------- ---------
Balance, December 31, 1998       $    180                               $   180

Acquisition                                  $    2,730                   2,730
Equity in net income (loss)            (1)           95                      94
                                ----------- ------------ ------------- ---------
Balance, December 31, 1999            179         2,825                   3,004

Loans                                                     $     1,315     1,315
Distributions received               (179)         (125)                   (304)
Equity in net income (loss)                         122        (1,080)     (958)
                                ----------- ------------ ------------- ---------
Balance, December 31, 2000              0         2,822           235     3,057

Loans                                                           4,109     4,109
Equity in net income (loss)                           7        (4,579)   (4,572)
                                ----------- ------------ ------------- ---------
Balance, December 31, 2001       $      0    $    2,829   $      (235)  $ 2,594
                                ----------- ------------ ------------- ---------

     Operating results of a 50% interest in a limited liability company owned by the milling subsidiary are excluded from 1999 amounts above as they are now included in discontinued operations.

NOTE 5

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows (in thousands):

December 31                                              2001          2000
                                                 ------------  ------------

Building and improvements                         $  189,405    $  179,743
Machinery and equipment                              105,825       100,849
Land and improvements                                 23,227        23,406
                                                 ------------  -----------
                                                     318,457       303,998

Less-Accumulated depreciation                        109,036        90,169
                                                 ------------  -----------
                                                     209,421       213,829

Construction in progress                              34,673         5,820
                                                 ------------  -----------
                                                  $  244,094    $  219,649
                                                 ------------  -----------

     Net property, plant and equipment of the discontinued milling operations amounting to $2,612,000 and $31,996,000, respectively, are not included in the December 31, 2001 and 2000 amounts above.

     Property, plant and equipment additions totaling $3,377,000 are included in current liabilities at December 31, 2001.

     The Company receives rental income principally from the lease of warehouse, office and retail space, and boat moorages under gross and net leases and agreements which expire at various dates through 2010. These leases and agreements are accounted for as operating leases. The Company generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases and agreements which were in effect at December 31, 2001 are (in thousands):

             Year                               Rentals
                                            ------------
             2002                            $  12,796
             2003                               11,001
             2004                                7,472
             2005                                4,478
             2006                                2,609
             Thereafter                          1,925
                                            -----------
                                             $  40,281
                                            -----------

     Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 2001 includes buildings, equipment and improvements of $141,247,000, land and improvements of $17,390,000, and accumulated depreciation of $40,716,000.

     Interest capitalized relating to construction of property, plant and equipment amounted to approximately $1,816,000, $4,215,000, and $2,270,000 in 2001, 2000, and 1999, respectively.

     Other income, net during the year ended December 31, 2000 includes $15,722,000 gain on sale of KJEO TV which was sold on August 1, 2000 for $60,000,000. Proceeds from the sale were used to reduce the senior credit facilities and other borrowings.

     Other income, net during the year ended December 31, 1999 includes $12,825,000 gain from condemnation of real estate. Proceeds amounted to $16,500,000, and were primarily reinvested in property leased to third parties.

NOTE 6

NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable  The Company maintains bank lines of credit which totaled
     -------------
$25,000,000 at December 31, 2001. The lines are unsecured and bear interest at rates no higher than the prime rate. At December 31, 2001, $5,355,000 was outstanding under the lines at an interest rate of 5.5%. The weighted average interest rate on borrowings outstanding during 2001 was 5.76%. The lines of credit expired January 31, 2002 and were subsequently extended to March 15, 2002 in the amount of $10,000,000.

     The notes payable to directors, shareholders and others are comprised of notes payable on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. At December 31, 2001, $4,096,000 was outstanding under such notes at an interest rate of 0.87%. The weighted average interest rate on borrowings outstanding during 2001 was 2.87%. Interest on such notes amounted to $129,000, $314,000, and $281,000 in 2001, 2000, and 1999, respectively.

     Notes payable are summarized as follows (in thousands):

December 31                                       2001               2000
                                            ----------         ----------
Banks                                        $  5,355           $  5,075
Directors, stockholders and others              4,097              4,936
Current maturities of long-term debt           16,017             15,631
                                            ----------         ----------
                                             $ 25,469           $ 25,642
                                            ----------         ----------

     Long-term debt
     --------------

     Lines of credit  The Company maintains an unsecured revolving line of
     ---------------
credit with a bank in the principal amount of $100,000,000 to finance construction of the Fisher Plaza project (see Note 13) and for general corporate purposes. The revolving line of credit is governed by a credit agreement that provides that borrowings under the line will bear interest at a variable rate not to exceed the bank's publicly announced reference rate. The agreement also places limitations on certain aspects of the Company's operations and requires the Company to maintain certain financial ratios. The line matures in 2003. At December 31, 2001, $100,000,000 was outstanding under the line at a blended interest rate of 5.74%.

     In June 1999, the Company entered into an eight-year senior secured credit facility (senior credit facility) with a group of banks in the principal amount of $230,000,000 to finance the acquisition of television stations (see Note 12) and for general corporate purposes. The senior credit facility is secured by a first priority perfected security interest in the broadcasting subsidiary's capital stock that is owned by the Company. The senior credit facility also places limitations on various aspects of the Company's operations (including the payment of dividends) and requires compliance with certain financial ratios. In addition to an amortization schedule that requires repayment of all borrowings under the senior credit facility by June 2007, the amount available under the senior credit facility reduces each year beginning in 2002. Amounts borrowed under the senior credit facility bear interest at variable rates based on the Company's ratio of funded debt to operating cash flow. At December 31, 2001, $119,946,000 was outstanding under the senior credit facility at a blended interest rate of 6.0%.

     The unsecured revolving line of credit and the senior credit facility required the Company to comply with several covenants, including covenants with respect to the maintenance of some financial ratios. As of December 31, 2001, the Company was not in compliance with certain covenants. As a result of such noncompliance, the lenders could have required the Company to immediately repay all principal and interest outstanding, thus causing the long-term debt to be classified as current. However, subsequent to year-end the Company requested and received agreement from the lenders to forbear from exercising remedies under the revolving line of credit and the senior credit facility during the period from December 31, 2001 through March 31, 2002. Subsequent to year-end the Company repaid these obligations through the use of proceeds from new financings (see Note 14). As a result, the Company has continued to present the debt as long-term on the balance sheet. In addition, as a result of such repayment of the unsecured revolving line of credit and the senior credit facility the Company will record an extraordinary loss of approximately $3,500,000 as a result of its write off of the related deferred loan costs. The Company will also record a loss of approximately $2,700,000 as a result of termination of a related interest rate swap agreement.

     Mortgage loans  The real estate subsidiary maintains the following mortgage
     --------------
loans:

     Principal amount of $4,088,000, collateralized by an industrial park. The nonrecourse loan requires monthly payments including interest of $31,000. The loan matures in May 2006 and bears interest at 7.19%.

     Principal amount of $9,242,000, collateralized by an industrial park, and principal amount of $12,004,000, collateralized by two office buildings. The loans mature in 2008, bear interest at 7.04% and require monthly payments of $78,000 and $101,000, respectively, including interest. These mortgage loans are nonrecourse. The interest rates are subject to adjustment in December 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates.

     Principal amount of $22,820,000, collateralized by an office building and parking structure. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

     Principal amount of $9,150,000, collateralized by an industrial park. The nonrecourse loan matures in January 2012, bears interest at 6.32% and requires monthly payments of principal and interest amounting to $61,000. The interest rate is subject to adjustment in January 2007 to the then-prevailing market rate for loans of a similar type and maturity; the real estate subsidiary may prepay all or part of the loan on that date.

     Long-term debt is summarized as follows (in thousands):

December 31                                        2001             2000
                                           ------------     ------------

Notes payable under bank lines of credit    $  219,946       $  223,062
Mortgage loans payable                          57,304           49,709
Other                                              247              273
                                           ------------     ------------
                                               277,497          273,044

Less-current maturities                         16,017           15,631
                                           ------------     ------------
                                            $  261,480       $  257,413
                                           ------------     ------------

     Future maturities of notes payable and long-term debt are as follows (in thousands):

                                   Directors,                     Mortagage
                                 Stockholders    Bank Liners          Loans
                        Banks      and Others      of Credit      and Other          Total
                   ----------   -------------   ------------    -----------    -----------

2002                $   5,355    $     4,097     $   14,160      $   1,857      $  25,469
2003                                                114,992          1,992        116,984
2003                                                 18,739          2,140         20,879
2004                                                 19,850          2,301         22,151
2005                                                 19,803         23,507         43,310
Thereafter                                           32,402         25,754         58,156
                   ----------   -------------   ------------    -----------     ----------
                    $   5,335    $     4,097     $  219,946      $  57,551      $ 286,949
                   ----------   -------------   ------------    -----------     ----------

     Cash paid for interest (net of amounts capitalized) during 2001, 2000, and 1999 was $17,564,000, $22,445,000, and $13,324,000, respectively.

     We are a party to an interest rate swap agreement fixing the interest rate at 6.52%, plus a margin based on the our ratio of funded debt to operating cash flow, on a portion of the variable-rate debt outstanding under the senior credit facility. The notional amount of the swap reduces as payments are made on principal outstanding under the senior credit facility until termination of the contract on December 30, 2004. At December
31, 2001, the fair value of the swap agreement was ($3,471,000).

NOTE 7

TELEVISION AND RADIO BROADCAST RIGHTS

     Television and radio broadcast rights acquired under contractual arrangements were $17,044,000 and $16,170,000 in 2001 and 2000, respectively.

     At December 31, 2001, the broadcasting subsidiary had executed license agreements amounting to $31,032,000 for future rights to television and radio programs. As these programs will not be available for broadcast until after December 31, 2001, they have been excluded from the financial statements.

NOTE 8

STOCKHOLDERS' EQUITY

     The Company maintains two incentive plans (the Plans), the Amended and Restated Fisher Communications Plan of 1995 (the 1995 Plan) and the Fisher Communication Incentive Plan of 2001 (the 2001 Plan). The 1995 Plan provided that up to 560,000 shares of the Company's common stock may be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2001 options and rights for 479,443 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company's common stock may be issued to eligible key management employees pursuant to options and rights through 2008.

     Stock options  The Plans provide that eligible key management employees may
     -------------
be granted options to purchase the Company's common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant.

     Restricted stock rights  The Plans also provide that eligible key
     -----------------------
management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company's common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $69,000, $330,000, and $421,000 related to the rights was recorded during 2001, 2000, and 1999, respectively.

     A summary of stock options and restricted stock rights is as follows:

                                                                     Restricted
                                       Stock Options               Stock Rights
                             ---------------------------------  ---------------
                                                      Weighted
                                   Number     Average Exercise           Number
                                of Shares      Price Per Share        of Shares
                             ------------    -----------------  ---------------
Balance, December 31, 1998        173,078     $   55.94                 23,698

Shares granted                     63,900         63.00                  3,520
Options exercised                    (900)        37.25
Stock rights vested                                                     (7,657)
Shares forfeited                     (685)        61.24                    (88)
                             ------------    ------------       ---------------
Balance, December 31, 1999        235,393         57.91                 19,473

Shares granted                    121,100         59.88                    500
Options exercised                    (505)        37.25
Stock rights vested                                                     (6,942)
Shares forfeited                     (850)        61.74                    (44)
                             ------------    ----------         ---------------
Balance, December 31, 2000        355,138         58.60                 12,987
Shares granted                    135,850         60.00
Options exercised                 (25,535)        48.93
Stock rights vested                                                     (8,331)
Shares forfeited                  (51,840)        60.73                 (1,044)
                             ------------    ----------         ---------------
Balance, December 31, 2001        413,613     $   59.39                  3,612
                             ------------    ----------         ---------------

     The weighted average remaining contractual life of options outstanding at December 31, 2001 is 6.0 years. At December 31, 2001 and 2000, options for 201,662 and 117,240 shares are exercisable at a weighted average exercise price of $58.80 and $54.94 per share, respectively.

     The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. If the provisions of FAS 123 were applied to the Company's stock options, net income, net income per share and net income per share assuming dilution would have been reduced by approximately $942,000, $767,000, and $500,000, or $0.11, $0.09, and $0.06 per share during 2001, 2000, and 1999, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 1.55%, 1.61%, and 1.70%, volatility of 30.0%, 15.47%, and 14.96%, risk-free interest rate of 5.34%, 6.61%, and 5.13%, assumed forfeiture rate of 0%, and an expected life of five years in all three years. Under FAS 123, the weighted average fair value of stock options granted during 2001, 2000, and 1999, respectively, was $18.56, $14.36, and $12.45.

     Cash dividends were paid at the rate of $1.04 per share in 2001, 2000 and 1999. On February 13, 2002 the Board of Directors declared a dividend in the amount of $.26 per share payable March 1, 2002 to stockholders of record on February 15, 2002.

     Preferred stock redemption  During the second quarter of 2001 the
     --------------------------
broadcasting subsidiary redeemed outstanding preferred stock held by minority investors for $6,675,000. The redemption has been accounted for as a capital transaction.

NOTE 9

INCOME TAXES

     Income taxes have been provided as follows (in thousands):

Year Ended December 31                    2001         2000         1999
                                  ------------ ------------ ------------

Payable (receivable) currently
   Continuing operations           $   (6,069)  $   12,756   $    6,534
   Discontinued operation              (6,124)      (1,516)      (3,367)
                                  ------------ ------------ ------------
                                   $  (12,193)  $   11,240   $    3,167
                                  ------------ ------------ ------------
Current and noncurrent deferred
   income taxes
   Continuing operations           $     (490)  $    3,800   $    5,653
   Discontinued operations              5,951       (7,880)         710
                                  ------------ ------------ ------------
                                   $    5,461   $   (4,080)  $    6,363
                                  ------------ ------------ ------------
Total
   Continuing operations           $   (6,559)  $   16,556   $   12,187
   Discontinued operations               (173)      (9,396)      (2,657)
                                  ------------ ------------ ------------
                                   $   (6,732)  $    7,160   $    9,530
                                  ------------ ------------ ------------

     For income tax reporting purposes the Company had net operating losses of approximately $48,900,000 as of December 31, 2001, of which approximately $33,151,000 will be carried back to 1999 and 2000. The remaining $15,749,000 may be carried forward to reduce income subject to tax through 2021. In addition, at December 31, 2001, the Company had Alternative Minimum Tax Credit of approximately $819,000 which may be carried forward indefinitely, and can be used to reduce the Company's regular income tax liability.

     Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31                            2001        2000        1999
                                           ----------- ----------- -----------

Normal provision (benefit) computed
   at 35% of pretax income                  $  (5,073)  $  16,944   $  12,337
Dividends received credit                        (707)     (1,115)     (1,086)
State taxes, net of federal tax benefit          (974)        560         688
Other                                             195         167         248
                                           ----------- ----------- -----------
                                            $  (6,559)  $  16,556   $  12,187
                                           ----------- ----------- -----------

     Deferred tax assets (liabilities) are summarized as follows (in thousands):

December 31                                          2001         2000
                                              ----------- ------------

Assets
   Net operating loss and credit carryforwards $   6,350
   Accrued employee benefits                       3,844   $    3,413
   Allowance for doubtful accounts                   248          294
   Other                                              90           54
                                              ----------- ------------
                                                  10,532        3,761
                                              ----------- ------------
Liabilities
   Accumulated other comprehensive income        (32,364)     (35,319)
   Property, plant and equipment                 (27,132)     (20,822)
   Accrued property tax                             (530)        (547)
                                              ----------- ------------
                                                 (60,026)     (56,688)
                                              ----------- ------------

Net                                            $ (49,494)  $  (52,927)
                                              ----------- ------------

Current                                        $   1,500   $      721
Noncurrent                                       (50,994)     (53,648)
                                              ----------- ------------
                                               $ (49,494)  $  (52,927)
                                              ----------- ------------

     The current deferred tax asset is reflected in prepaid expenses. Current and noncurrent deferred tax assets of the discontinued milling operations as of December 31, 2000 amounted to $2,805,000 and $3,168,000, respectively.

     Cash received from income tax refunds during 2001 was $2,690,000. Cash paid for income taxes during 2000, and 1999, was $12,425,100, and $4,869,000, respectively.

NOTE 10

RETIREMENT BENEFITS

     The Company has qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits are based on years of service and, in one of the pension plans, on the employees' compensation at retirement. The Company annually accrues the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs are funded in accordance with provisions of the Internal Revenue Code. In June 2000 benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and that plan is in the process of being terminated. Substantially all plan assets were distributed to participants in January 2002. In July 2001 benefit accruals ceased under the pension plan for non-broadcasting employees, and that plan is in the process of being terminated. The Company does not anticipate a reversion of excess plan assets, if any.

     Changes in the projected benefit obligation and the fair value of assets for the Company's pension plans are as follows (in thousands):

December 31                                            2001        2000
                                                 ---------- -----------

Projected benefit obligation - beginning of year  $  26,887  $  26,940
Service cost                                            309      1,065
Interest cost                                         1,871      1,918
Liability experience                                  2,030        (79)
Benefit payments                                    (10,971)    (2,611)
Other                                                (1,534)      (346)
                                                 ---------- -----------
Projected benefit obligation - end of year        $  18,592  $  26,887
                                                 ---------- -----------

Fair value of plan assets - beginning of year     $  26,991  $  28,085
Actual return on plan assets                          1,872      1,641
Benefits paid                                       (10,971)    (2,611)
Plan expenses                                          (261)      (124)
                                                 ---------- -----------
Fair value of plan assets - end of year           $  17,631  $  26,991
                                                 ---------- -----------

     The composition of the prepaid pension cost and the funded status are as follows (in thousands):

December 31                                           2001              2000
                                            ---------------   ---------------

Projected benefit obligation                $       18,592    $       26,887
Fair value of plan assets                           17,631            26,991
                                            ---------------   ---------------
Funded status                                         (961)              104
Unrecognized prior service cost                                          165
Unrecognized net gain                                  422              (970)
                                            ---------------   ---------------
Accrued prepaid pension cost                $         (539)   $         (701)
                                            ---------------   ---------------

     The net periodic pension cost for the Company's qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31                     2001           2000           1999
                                   ------------   ------------   ------------

Service cost                         $     309     $    1,119     $    1,590
Interest cost                            1,871          1,918          2,106
Expected return on assets               (2,044)        (2,375)        (2,459)
Amortization of transition asset
Amortization of prior service cost          39             45             58
Amortization of (gain) loss                                (2)           245
Settlement                               1,021
Curtailment                             (1,358)
Other                                                      84
                                   ------------   ------------   ------------
Net periodic pension cost            $    (162)    $      789     $    1,540
                                   ------------   ------------   ------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2001 ranged from 6.0% to 7.0%. The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31,2000 was 7.75%. The rate of increase in future compensation ranged from 4.0% to 4.5% in both years. The expected long-term rate of return on assets ranged from 7.0% to 9.25% in 2001 and 8.5% to 9.25% in 2000.

     The Company has a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement and the cost of the program is accrued over the participants' remaining years of service.

     Changes in the projected benefit obligation and accrued pension cost of the Company's supplemental retirement program are as follows (in thousands):

December 31                                                  2001                2000
                                                  ---------------   -----------------
Projected benefit obligation - beginning of year    $      12,740    $       12,459
Service cost                                                  560               417
Interest cost                                                 886               769
Assumption changes                                            892               158
Liability experience                                        2,492
Benefit payments                                           (1,268)           (1,063)
                                                  ----------------  -----------------
Projected benefit obligation - end of year                 16,302             12,740
Appreciation of policy value                                 (129)               439
Unrecognized net loss                                      (3,573)              (794)
                                                  ----------------  -----------------
Accrued pension cost                                $      12,600    $        12,385
                                                  ----------------  -----------------

     The net periodic pension cost for the Company's supplemental retirement program is as follows (in thousands):

Year Ended December 31                     2001           2000           1999
                                   ------------  -------------   ------------

nService cost                         $    560     $      417     $      439
Interest cost                              886            769            702
Amortization of transition asset            (1)            (1)            (1)
Amortization of loss                        38             72             78
                                   ------------  -------------   ------------
Net periodic pension cost             $  1,483     $    1,257     $    1,218
                                   ------------  -------------   ------------
     The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2001 was 7.25% and 7.75% at December 31, 2000. The rate of increase in future compensation was 4.5%.

     The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate. The Company matches employee contributions up to a maximum of 3% of gross pay. Employer contributions to the plans were $1,786,000, $1,720,000, and $1,283,000 in 2001, 2000, and 1999, respectively.

     Health care and life insurance benefits were provided to all retired non-broadcasting employees until June 2001 when, coincidental with sale of the milling businesses, such benefits were terminated. In connection with the termination, the Company distributed to each retired participant an amount equivalent to the present value, based on the participant's age and life expectancy, of the monthly health care premium that was currently being paid on behalf of the participant. Such payments totaled $772,000. The Company also distributed to each participant the face value of the group life coverage that was maintained on behalf of the participant. Such payments totaled $101,000.

NOTE 11

SEGMENT INFORMATION

     The continuing operations of the Company have been organized into two principal business segments; broadcasting and real estate. Operating results and other financial data for each segment are as follows (in thousands):

                                                                 Corporate,                 Discontinued
                                                               Eliminations   Continuing         Milling
                               Broadcasting     Real Estate       & Other     Operations       Operations   Consolidated
                             --------------   -------------- -------------- ------------- ---------------- ---------------
Revenue
2001                            $    145,513   $     16,128                  $    161,641   $     44,675   $    206,316
2000                                 195,812         13,850                       209,662        112,102        321,764
1999                                 152,128         11,747                       163,875        114,942        278,817
Income from operations
2001                            $      8,613   $      6,946   $    (10,845)  $      4,714   $        538   $      5,252
2000                                  51,764          4,875         (7,107)        49,532           (917)        48,615
1999                                  34,554          3,203         (7,822)        29,935         (5,332)        24,603
Interest expense
2001                            $        266   $      2,949   $     14,632   $     17,847   $        382   $     18,229
2000                                      30          2,880         18,450         21,360          1,782         23,142
1999                                      18          3,807          8,542         12,367          1,504         13,871
Identifiable assets
2001                            $    341,914   $    152,997   $    126,355   $    621,266   $      1,851   $    623,117
2000                                 356,230        127,681        113,131        597,042         49,762        646,804
1999                                 405,415         92,256         93,366        591,037         87,475        678,512
Capital expenditures
2001                            $      9,877   $     32,904   $      1,603   $     44,384   $         50   $     44,434
2000                                  32,223         25,203            741         58,167          1,420         59,587
1999                                  41,584          9,735            170         51,489          4,887         56,376
Depreciation and amortization
2001                            $     19,350   $      5,270   $        189   $     24,809   $      1,553   $     26,362
2000                                  17,293          4,470            126         21,889          4,257         26,146
1999                                  10,352          4,348             84         14,784          3,191         17,975

     Intersegment sales are not significant. Income from operations by business segment consist of revenue, less operating expenses and depreciation and amortization. In computing income from operations by business segment, other income, net, has not been added, and interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions. Capital expenditures for the Fisher Plaza project are allocated to the broadcasting and real estate segments.

     No geographic areas outside the United States were material relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $554,000 and $540,000 in 2000 and 1999, respectively.

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

     Also on July 1, 1999, the Company and its milling subsidiary purchased from Koch Agriculture Company its 50% interest in the limited liability company (LLC) which owns and operates flour milling facilities in Blackfoot, Idaho. The $19 million purchase price was funded from bank lines of credit. Prior to July 1, the milling subsidiary used the equity method to account for its 50% interest in the LLC. Subsequent to the acquisition the LLC became a wholly-owned subsidiary and operating results were fully consolidated in the milling segment, now presented as discontinued operations.

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

Year Ended December 31                                                             1999
                                                                       ----------------
(in thousands, except per share amounts. All amounts are unaudited)

Revenue                                                                 $      175,398
  Broadcasting                                                                  11,747
                                                                       ----------------
  Real Estate                                                           $      187,145
                                                                       ----------------

Income from continuing operations                                       $       18,289

Income per share:
  From continuing operations                                                     $2.14

  From continuing operations assuming dilution                                   $2.13

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

NOTE 13

COMMITMENTS AND CONTINGENCIES

     In May 1998 the Company began redevelopment of the site on which KOMO Television was located. The project, known as Fisher Plaza, encompasses several elements including two new buildings and associated underground parking facilities that serve the needs of KOMO Television and certain subsidiaries of the Company as well as third parties. The project is being constructed in two phases. The first clients of the project began moving into the facility during May 2000. Completion of the parking facility is anticipated in early 2002 and completion of the second building is anticipated in Fall 2002.

     Estimated cost of the project is $131,400,000. Costs incurred at December 31, 2001 totaled $97,700,000. Financial results for the portion of the project not occupied by KOMO Television are included in the real estate segment.

     The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. After consultation with legal counsel management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position or results of operations.

NOTE 14

SUBSEQUENT EVENTS (Unaudited)

     On March 21, 2002, the Company's media services subsidiary entered into a three-year senior secured credit facility (media facility) with two banks in the principal amount of $60,000,000 to fund partial payment of the unsecured revolving line of credit (see Note 6). The media facility is collateralized by a first deed of trust on the Fisher Plaza property. The maximum amount available under the media facility may be reduced in August 2003 if the amount outstanding is equal to or less than a specified percentage of the appraised value of the Fisher Plaza property at that time. The media facility is governed by a credit agreement that provides that borrowings will bear interest at variable rates based, at the media services subsidiary's option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. The credit agreement places limitations on various aspects of the Company's operations (including the payment of dividends and limitations on capital expenditures), requires compliance with certain financial ratios, and requires prepayment upon the occurrence of certain events. The media facility expires March 15, 2005 and the amount outstanding is due and payable on that date.

     On March 21, 2002 the Company obtained from a financial institution a $42,400,000 loan (margin loan) collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. Proceeds from the loan were used to fund partial payment of the unsecured line of credit and to pay amounts due under bank lines of credit (see Note 6).

     On March 21, 2002, the Company entered into a variable forward sales transaction (forward transaction) with a financial institution. The Company's obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the forward transaction will be considered a derivative and, as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative will be recorded either in the income statement or in other comprehensive income depending on its effectiveness. Under the terms of the forward transaction, the Company will receive up to $70,000,000. Proceeds from the forward transaction will be used to repay the margin loan discussed above, to finance construction of the Fisher Plaza project (see Note 13), and for general corporate purposes. The forward transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the forward transaction. During the term of the forward transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the forward transaction.

     Also on March 21, 2002, the Company's broadcasting subsidiary entered into an eight-year credit facility (broadcast facility) with a group of banks in the amount of $150,000,000, of which $130,000,000 was borrowed at closing, to fund payment of the senior credit facility (see Note 6), repayment of other borrowings, and for general corporate purposes. The broadcast facility is collateralized by a first priority lien on: (i) the broadcasting subsidiary's capital stock, (ii) all equity interests in direct and indirect subsidiaries of the broadcast subsidiary, and (iii) all tangible and intangible assets of the broadcasting subsidiary and its direct and indirect subsidiaries. The broadcast facility places limitations on various aspects of the broadcast subsidiary's operations (including the payment of dividends to the Company) and requires compliance with certain financial ratios. In addition to amortization schedules that require repayment of all borrowings under the broadcast facility by February 2010, the amount available under the broadcast facility reduces each year beginning in 2003. Amounts borrowed under the broadcast facility bear interest at variable rates based, at the broadcast subsidiary's option, on the LIBOR rate plus a maximum margin of 425 basis points, or the prime rate plus a maximum margin of 250 basis points. Maximum margins are determined based on the broadcasting subsidiary's ratio of consolidated funded debt to consolidated EBITDA.

NOTE 15

Interim Financial Information (Unaudited) - Data may not add due to rounding (in thousands except per share amounts).

                                                     First     Second     Third     Fourth
                                                   Quarter    Quarter   Quarter    Quarter      Annual
                                                 ---------- ---------- ---------- --------- ----------
Revenue
2001                                              $ 39,233  $  42,361  $  37,442  $ 42,605  $ 161,641
  Reclassification adjustment                          385        387        384
                                                 ---------- ---------- ---------- --------- ----------
  As previously reported                          $ 39,618  $  42,748  $  37,826  $ 42,605  $ 161,641
2000                                                47,975     53,135     49,878    58,675    209,662
Income from continuing operations
2001                                              $ (2,315) $    (193) $  (3,666) $ (1,762) $  (7,936)
2000                                                 3,386      5,435     13,319     9,717     31,857
Loss from discontinued operations
2001                                              $      0  $    (327) $       0  $      0  $    (327)
2000                                                (1,188)       (23)   (14,166)   (1,950)   (17,327)
Net income
2001                                              $ (2,315) $    (520) $  (3,666) $ (1,762) $  (8,263)
2000                                                 2,198      5,412       (847)    7,767     14,530
Income per share:
  From continuing operations
   2001                                           $  (0.27) $   (0.02) $   (0.43) $  (0.20) $   (0.92)
   2000                                               0.40       0.63       1.56      1.14       3.72
  From discontinued operations
   2001                                           $   0.00  $   (0.04) $    0.00  $   0.00  $   (0.04)
   2000                                              (0.14)      0.00      (1.66)    (0.23)     (2.02)
  Net income
   2001                                           $  (0.27) $   (0.06) $   (0.43) $  (0.20) $   (0.96)
   2000                                               0.26       0.63      (0.10)     0.91       1.70
Net income per share assuming dilution:
  From continuing operations
   2001                                           $  (0.27) $   (0.02) $   (0.43) $  (0.20) $   (0.92)
   2000                                               0.39       0.63       1.55      1.13       3.71
  From discontinued operations
   2001                                           $   0.00  $   (0.04) $    0.00  $   0.00  $   (0.04)
   2000                                              (0.14)      0.00      (1.65)    (0.23)     (2.02)
  Net income
   2001                                           $  (0.27) $   (0.06) $   (0.43) $  (0.20) $   (0.96)
   2000                                               0.26       0.63      (0.10)     0.90       1.69
Dividends paid per share
2001                                              $   0.26  $    0.26  $    0.26  $   0.26  $    1.04
2000                                                  0.26       0.26       0.26      0.26       1.04
Common stock closing market prices ( see Note 8)
2001
  High                                            $  61.25  $   72.89  $   70.50  $  54.02  $   72.89
  Low                                                51.50      50.00      44.50     40.50      40.50
2000
  High                                            $  65.00  $   83.50  $   76.00  $  73.00  $   83.50
  Low                                                51.50      60.75      71.00     44.00      44.00

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Fisher Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 21, 2002 appearing in this December 31, 2001 Annual Report to the Stockholders of Fisher Communications, Inc. on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington

March 21, 2002

                                                                    Schedule II
                  FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

Year Ended December 31                         2001          2000        1999
                                         ----------    ----------   ---------
Allowance for doubtful accounts
   Balance at beginning of year           $   1,012    $    2,009   $   1,356
   Additions charged to expense               1,047         1,318       2,333
   Acquistions                                                            295
   Balances written off, net of
   recoveries                                (1,354)       (1,615)     (1,975)
   Reclassified to net working
   capital of discontinued operations                        (700)
                                         ----------    ----------   ---------
   Balance at end of year                 $     705    $    1,012   $   2,009
                                         ==========    ==========   =========

                                                                   Schedule III
                           FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Real Estate and Accumulated Depreciation (note 1)
                                            December 31, 2001


                                                   Cost capitalized
                                 Initial cost to    Subsequent to    Gross amount at which carried Accumu-
                                     Company         Acquisition         at December 31, 2001       lated
                                ----------------   ----------------  -----------------------------  depre-    Date of
                                         Buildings                     Land    Buildings           ciation     Comple-
                                           and              Carrying    and       And                and      tion of      Date
                         Encum-          Improve-   Improve-  costs   Improve-  Improve-            amorti-   construc-   Acquired
Description             Brances     Land   ments     ments   (note 2)  ments     ments     Total    zation      tion     (Note 3)
-----------------      --------   ------ ---------  -------- -------- --------  -------   -------  --------  --------    ---------
                                                             (in thousands)
MARINA
Marina Mart Moorings                                                                                         Various to
Seattle, WA                   -  (note 4) (note 4)   $ 3,514           $   346  $  3,168  $  3,514  $ 1,426     1987       1939

OFFICE
West Lake Union Center
Seattle, WA             $22,820  $   266  $36,253      3,205             1,372    38,352    39,724   11,529     1994

Fisher Business Center
Lynnwood, WA             12,004    2,230   17,850      8,694             3,155    25,619    28,774   11,010     1986       1980

Marina Mart                                                                                                  Renovated
Seattle, WA                   -  (note 4) (note 4)     3,579               122     3,457     3,579    1,056     1993

Latitude 47 Restaurant                                                                                       Renovated
Seattle, WA                   -  (note 4) (note 4)     2,333           (note 5)    2,333     2,333    1,085     1987

1530 Building                                                                                                Renovated
Seattle, WA                   -  (note 4) (note 4)     2,291           (note 5)    2,291     2,291    1,102     1985

INDUSTRIAL
Fisher Industrial Park                                                                                        1982 and
Kent, WA                  9,242    2,019    4,739     11,450             4,618    13,590    18,208    7,548     1992       1980

Fisher Commerce Center
Kent, WA                  4,088    1,804    4,294      2,301             2,173     6,226     8,399    2,898  Purchased     1989

Pacific North
Equipment, WA                 -    1,582    1,344          -             1,582     1,344     2,926    1,064  Purchased     1997

Fisher Industrial
Technology Center
Auburn, WA                9,150    3,378   11,540      2,971             3,379    14,511    17,890      324     2000       2000

MISCELLANEOUS
INVESTMENTS,
less than 5% of total         -      154        -        532                 -       424       424      255  Various    Various
                        -------   ------   ------    -------           -------  --------  --------  -------
                        $57,304  $11,433  $76,020    $40,870           $16,747  $111,315  $128,062  $39,297
                        =======  =======  =======    =======           =======  ========  ========  =======
                                                                                                                    (Continued)

                           Life on
                           which
                           depre-
                           ciation
                           in latest
                           income
                           state-
                           ment is
Description                computed
-------------

MARINA
Marina Mart Moorings
Seattle, WA                (note 9)

OFFICE
West Lake Union Center
Seattle, WA                (note 9)

Fisher Business Center
Lynnwood, WA               (note 9)

Marina Mart
Seattle, WA                (note 9)

Latitude 47 Restaurant
Seattle, WA                (note 9)

1530 Building
Seattle, WA                (note 9)

INDUSTRIAL
Fisher Industrial Park
Kent, WA                   (note 9)

Fisher Commerce Center
Kent, WA                   (note 9)

Pacific North
Equipment
Kent, WA                   (note 9)

Fisher Industrial
Technology Center
Auburn, WA                 (note 9)

MISCELLANEOUS
INVESTMENTS,
less than 5% of total      (note 9)
                                     (Continued)

                         FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Real Estate and Accumulated Depreciation (note 1)
                                     December 31, 2001
Notes:

(1) Schedule III includes property held for lease to third parties by the Company's real estate subsidiary. Reference is made to notes 1, 5 and 6 to the consolidated financial statements. The Fisher Plaza project is not included in Schedule III as a substantial portion of the project is occupied by KOMO TV. Amounts related to the portion of the Fisher Plaza project that is in service as of December 31, 2001 are: Land and improvements $1,497,000, buildings and improvements $69,690,000, and accumulated depreciation $3,305,000.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Where specific acquisition date is not shown property investments were acquired prior to 1971 and have been renovated or redeveloped as indicated.

(4) Initial cost is not readily available as property has been renovated or redeveloped. Initial cost is included in subsequent improvements.

(5) Undivided land portion of Marina.

(6) The changes in total cost of properties for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                              2001             2000              1999
                                                              ----             ----              ----
Balance at beginning of year                              $124,075         $107,055          $113,091
    Cost of improvements                                     4,684           17,020             2,239
    Cost of properties sold                                   (319)                            (8,090)
    Cost of improvements retired                              (117)                              (185)
                                                          --------         --------           -------
Balance at end of year                                    $128,323         $124,075          $107,055
                                                          ========         ========           =======

(7) The changes in accumulated depreciation and amortization for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                              2001             2000              1999
                                                              ----             ----              ----

Balance at beginning of year                               $35,431          $32,042           $32,995
    Depreciation and amortization charged to operations      3,928            3,389             3,970
    Retirements and other                                      (62)                            (4,923)
                                                           -------          -------           -------
Balance at end of year                                     $39,297          $35,431           $32,042
                                                           =======          =======           =======

(8) The aggregate cost of properties for Federal income tax purposes is approximately $128,368,000 at December 31, 2001.

(9) Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2002.

                                               FISHER COMMUNICATIONS, INC.
                                         -----------------------------------
                                                          (Registrant)

                                         By:      /s/  Donald G. Graham, Jr.
                                                  --------------------------
                                                  Donald G. Graham, Jr.
                                                  Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures                                                 Title                                      Date
----------                                                 -----                                      ----
Principal Executive Officer:

/s/ William W. Krippaehne, Jr.                             President, Chief Executive            March 22, 2002
------------------------------                             Officer, and Director
William W. Krippaehne Jr.

Principal Operating Officer


/s/ Warren J. Spector                                      Executive Vice President and          March 22, 2002
---------------------                                      Chief Operating Officer
Warren J. Spector

Chief Financial and Accounting Officer:


/s/ David D. Hillard                                       Senior Vice President and             March 22, 2002
--------------------                                       Chief Financial Officer, and
David D. Hillard                                           Assistant Secretary

A Majority of the Board of Directors:


/s/ James W. Cannon                                        Director                              March 22, 2002
-------------------
James W. Cannon


/s/ Phelps K. Fisher                                       Director                              March 22, 2002
--------------------
Phelps K. Fisher


/s/ Donald G. Graham, III                                  Director                              March 22, 2002
-------------------------
Donald G. Graham, III


/s/ Robin J. Campbell Knepper                              Director                              March 22, 2002
-----------------------------
Robin J. Campbell Knepper


/s/ John D. Mangels                                        Director                              March 22, 2002
-------------------
John D. Mangels

Signatures                                                 Title                                      Date
----------                                                 -----                                      ----
/s/ Jean F. McTavish                                       Director                              March 22, 2002
--------------------
Jean F. McTavish


/s/ Jacklyn F. Meurk                                       Director                              March 22, 2002
--------------------
Jacklyn F. Meurk


/s/ George F. Warren, Jr.                                  Director                              March 22, 2002
-------------------------
George F. Warren, Jr.


/s/ William W. Warren, Jr.                                 Director                              March 22, 2002
--------------------------
William W. Warren, Jr.

                                  EXHIBIT INDEX
                                  -------------

                    Exhibit No.                                    Description
                    -----------                                    -----------
                          2.1*               Asset Purchase and Sale Agreement Among Fisher Companies Inc., and
                                             Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises,
                                             Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise,
                                             L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of
                                             Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw
                                             Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus,
                                             L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers
                                             dated November 18, 1998, as amended November 30, 1998 and December 7,
                                             1998 (filed as Exhibit 10.8 to the Company's Annual Report on Form
                                             10-K for the fiscal year ended December 31, 1998 (File No. 000-22439)).

                          2.2*               Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June
                                             30, 1999 (filed as Exhibit 2.2 of the Company's Current Report on Form
                                             8-K dated July 1, 1999 (File No. 000-22439)).

                          2.3*               Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July
                                             1, 1999 (filed as Exhibit 2.3 of the Company's Current Report on Form
                                             8-K dated July 1, 1999 (File No. 000-22439)).

                          2.4*               Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting
                                             Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 8, 2000
                                             (File No. 000-22439)).

                          3.1*               Articles of Incorporation (filed as Exhibit 3.1 of the Company's
                                             Registration Statement on Form 10 (File No. 000-22439)).

                          3.2*               Articles of Amendment to the Amended and Restated Articles of
                                             Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the
                                             Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 1997 (File No. 000-22439)).

                          3.3*               Articles of Amendment to the Amended and Restated Articles of
                                             Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the
                                             Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 2001 (File No. 000-22439)).

                          3.4                Bylaws.

                         10.1*               Primary Television Affiliation Agreement between Fisher Broadcasting
                                             Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company's Registration
                                             Statement on Form 10 (File No. 000-22439)).

                         10.2*               Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies,
                                             Inc., dated June 30, 1999, regarding KOMO TV (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 1999 (File No. 000-22439)).

                         10.3*               Primary Television Affiliation Agreement between Fisher Broadcasting
                                             Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company's Registration
                                             Statement on Form 10 (File No. 000-22439)).

                         10.4*               Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies,
                                             Inc., dated June 30, 1999, regarding KATU TV (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 1999 (File No. 000-22439)).

                         10.5*               Fisher Companies Inc. Supplemental Pension Plan, dated February 29,
                                             1996 (filed as Exhibit 10.4 of the Company's Registration Statement on
                                             Form 10 (File No. 000-22439)).

                         10.6*               Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7,
                                             1996 (filed as Exhibit 10.5 of the Company's Registration Statement on
                                             Form 10 (File No. 000-22439)).

                         10.7*               Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996
                                             (filed as Exhibit 10.6 of the Company's Registration Statement on Form
                                             10 (File No. 000-22439)).

                         10.8*               Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996
                                             (filed as Exhibit 10.7 of the Company's Registration Statement on Form
                                             10 (File No. 000-22439)).

                         10.9*               Membership Purchase Agreement between Koch Agriculture Company, Fisher
                                             Mills Inc. and Fisher Companies Inc. (filed as Exhibit 10.1 to the
                                             Company's Quarterly Report for the period ended September 30, 1999
                                             (File No. 000-2439)).

                         10.10*              Form of Affiliation Agreement between CBS Television Network and
                                             Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV,
                                             KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the
                                             Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 1999 (File No. 000-22439)).

                         10.11*              Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 1999 (File No. 000-22439)).

                         10.12*              Agreement dated June 29,2000 between Patrick M. Scott, Karen L. Scott,
                                             Fisher Companies Inc., and Fisher Broadcasting Inc. (filed as Exhibit
                                             10.1 to the Company's Quarterly Report for the period ended September
                                             30, 2000 (File No. 000-22439)).

                         10.13*              Agreement dated March 31, 2000 between Fisher Mills Inc. and R. Bryce
                                             Seidl. (Filed as Exhibit 10.21 to the Company's Annual Report on Form
                                             10-K for the fiscal year ended December 31, 2000. (File No.
                                             000-22439)).

                         10.14*              Amended and Restated Fisher Communications Incentive Plan of 1995.
                                             (Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K
                                             for the fiscal year ended December 31, 2000 (File No. 000-22439)).

                         10.15*              Fisher Communications Incentive Plan of 2001.  (Filed as Exhibit 10.23
                                             to the Company's Annual Report on Form 10-K for the fiscal year ended
                                             December 31, 2000 (File No. 000-22439)).

                         10.16*              Asset Purchase Agreement, dated March 16, 2001, between Pendleton
                                             Flour Mills, L.L.C., Fisher Mills Inc., Fisher Mills - Blackfoot
                                             L.L.C., and Fisher Properties Inc. (Filed as Exhibit 10.1 to the
                                             Company's Current Report on Form 8-K filed dated March 16, 2001 (File
                                             No. 000-22439)).

                         10.17               Station Affiliation Agreement between Fox Broadcasting Company and
                                             Fisher Broadcasting - Georgia, L.L.C., regarding WXTX TV, dated April
                                             20, 2001.

                         10.18               Station Affiliation Agreement between Fox Broadcasting Company and
                                             Fisher Broadcasting - Georgia, L.L.C., regarding WFXG TV, dated April
                                             20, 2001.

                         10.19               Investor CreditLine Service Client Agreement, dated as of February 30,
                                             2002, between the Company and Merrill Lynch, Pierce, Fenner & Smith
                                             Incorporated.

                         10.21               Amended and Restated Indicative Term Sheet, effective as of March 21, 2002 between the Registrant and Merrill Lynch International.

                         10.22               Credit Agreement among Fisher Broadcasting Company as Borrower, Its
                                             Domestic Subsidiaries as Guarantors, the Lenders Parties Thereto, First
                                             Union National Bank, as Administrative Agent, Bank of America, N.A. and
                                             The Bank of New York, as Co-Syndication Agents, and National City Bank, as
                                             Documentation Agent dates as of March 21, 2002

                         10.23               Loan Agreement dated as of March 21, 2002 among Fisher Media Services
                                             Company as the Borrower, Bank of America, as the Agent, and Bank of
                                             America, N.A. U.S. Bank National Association, as the Lenders

                         21.1                Subsidiaries of the Registrant.

                         23.1                Consent of PricewaterhouseCoopers LLP.

                         24.1                Form of Power of Attorney authorizing certain officers to execute Form
                                             10-K for the year ended December 31, 2001 and any and all amendments thereto, signed by James W. Cannon, Phelps K. Fisher, Donald G.
                                             Graham, Jr., Donald G. Graham, III, Robin J. Campbell Knepper, John D.
                                             Mangels, Jean F. McTavish, Jacklyn F. Meurk, George F. Warren, Jr.,
                                             and William W. Warren, Jr.

*      Incorporated by reference.