Form 10-Q
period 2002-03-31
FISHER COMMUNICATIONS INC
filed 2002-05-15
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ____________________

Commission File Number 0-22439

FISHER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-0222175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1525 One Union Square
600 University Street
Seattle, Washington    98101-3185
(Address of Principal Executive Offices) (Zip Code)

(206) 404-7000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.25 par value, outstanding as of March 31, 2002:  8,591,658

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three months ended March 31, 2002 and 2001.

2.	Condensed Consolidated Balance Sheet: March 31, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows: Three months ended March 31, 2002 and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income: Three months ended March 31, 2002 and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1.    FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31
	2002	2001
(in thousands, except per share amounts)
(Unaudited)

Revenue
Broadcasting	$29,847	$34,815
Media services	1,632	1,445
Real estate	3,203	3,361

	34,682	39,621

Costs and expenses
Cost of services sold	16,976	17,597
Selling expenses	4,580	4,836
General and administrative expenses	10,775	11,490
Depreciation and amortization	4,971	5,829

	37,302	39,752

Loss from operations	(2,620)	(131)
Other income (expense), net	(138)	1,244
Loss in equity investees	(1)	(3)
Interest expense	5,001	4,646

Loss before income taxes and extraordinary item	(7,760)	(3,536)
Provision for federal and state income taxes (benefit)	(2,060)	(1,221)

Loss before extraordinary item	(5,700)	(2,315)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)

Net loss	$(7,758)	$(2,315)

Loss per share:
Before extraordinary item	($0.66)	($0.27)
Extraordinary item	(0.24)

Net loss	($0.90)	($0.27)

Loss per share assuming dilution:
Before extraordinary item	($0.66)	($0.27)
Extraordinary item	(0.24)

Net loss	($0.90)	($0.27)

Weighted average shares outstanding	8,592	8,558
Weighted average shares outstanding assuming dilution	8,592	8,558
Dividends declared per share	$0.26	$0.26

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31 2002	December 31 2001
(in thousands, except share and per share amounts)
(Unaudited)

ASSETS

Current Assets
Cash and short-term cash investments	$5,470	$3,568
Receivables, net	26,255	33,081
Prepaid income taxes	21,877	10,760
Prepaid expenses	5,946	4,251
Television and radio broadcast rights	6,621	10,318
Net working capital of discontinued operations	812	216

Total current assets	66,981	62,194

Marketable Securities, at market value	100,361	97,107

Other Assets
Cash value of life insurance and retirement deposits	12,630	12,403
Television and radio broadcast rights	1,279	1,725
Goodwill, net	189,133	189,133
Investments in equity investees	2,828	2,594
Other	15,472	12,232
Net noncurrent assets of discontinued operations	1,751	1,635

	223,093	219,722

Property, Plant and Equipment, net	248,337	244,094

	$638,772	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$3,432	$25,469
Trade accounts payable	5,431	5,490
Accrued payroll and related benefits	7,367	7,616
Television and radio broadcast rights payable	6,407	8,980
Other current liabilities	2,958	5,259

Total current liabilities	25,595	52,814

Long-term Debt, net of current maturities	300,589	261,480

Other Liabilities
Accrued retirement benefits	12,020	12,028
Deferred income taxes	60,906	50,994
Television and radio broadcast rights payable, long-term portion	1,187	1,570
Other liabilities	6,636	6,777

	80,749	71,369

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value;issued 8,591,658	10,739	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(60)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	64,475	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	153,199	163,191

	231,839	237,454

	$638,772	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31
	2002	2001
(in thousands)
(Unaudited)

Cash flows from operating activities
Net loss	$(7,758)	$(2,315)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,984	6,905
Noncurrent deferred income taxes	8,773	(85)
Net loss in equity investees	1	489
Increase in fair market value of derivative under forward transaction	(2,040)
Extraordinary item—loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	4,179	4,102
Payments for television and radio broadcast rights	(2,992)	(3,217)
Other	67	22
Change in operating assets and liabilities
Receivables	6,836	9,336
Inventories		168
Prepaid income taxes	(11,115)	(2,013)
Prepaid expenses	(1,694)	(3,062)
Cash value of life insurance and retirement deposits	(227)	(261)
Other assets	(338)	(999)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(619)	(4,272)
Accrued retirement benefits	(8)	151
Other liabilities	2,057	876

Net cash provided by operating activities	3,370	5,825

Cash flows from investing activities
Purchase of property, plant and equipment	(11,535)	(6,652)
Proceeds from sale of property, plant and equipment		2
Investments in equity investees		(537)

Net cash used in investing activities	(11,535)	(7,187)

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,259)	8,925
Borrowings under borrowing agreements and mortgage loans	245,403
Payments on borrowing agreements and mortgage loans	(220,073)	(3,204)
Payment of deferred loan costs	(4,770)
Cash dividends paid	(2,234)	(2,225)

Net cash provided by financing activities	10,067	3,496

Net increase in cash and short-term cash investments	1,902	2,134
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$5,470	$2,409

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended March 31
	2002	2001
(In thousands)
(Unaudited)

Net loss	$(7,758)	$(2,315)

Other comprehensive income:
Cumulative effect of accounting change, net of income tax benefit of $489		(907)

Unrealized gain (loss) on marketable securities	3,254	(14,084)
Effect of income taxes	(1,139)	4,929

Net (gain) loss on interest rate swap	835	(1,288)
Effect of income taxes	(292)	451

Loss on settlement of interest rate swap reclassified to operations, net of income tax benefit of $923	1,713

Comprehensive loss	$(3,387)	$(13,214)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, Fisher Mills Inc., and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.	Discontinued Operations

During 2001 substantially all of the assets and working capital used in the Company’s flour milling and food distributions operations were sold. Net working capital of discontinued operations includes net current assets of the discontinued milling operations remaining during the wind-up phase. Net noncurrent assets of discontinued operations includes the book value of property, plant and equipment not included in the sales described above and other noncurrent assets less noncurrent liabilities relating to the discontinued milling operations.

3.	Long-term Debt and borrowing agreements

The Company maintained an unsecured revolving line of credit and a senior credit facility. On March 21, 2002 the Company repaid these obligations totaling $219,946,000 through the use of proceeds from new financings. As a result of such repayments the Company wrote off deferred loan costs amounting to $3,264,000 ($2,058,000 net of income tax benefit), which is reported as an extraordinary item in the accompanying financial statements. In addition, as a result of termination of a related interest rate swap agreement, the Company recorded a loss amounting to $2,636,000, which is included in Other income (expense), net in the accompanying financial statements.

On March 21, 2002 the Company’s media services subsidiary entered into a three-year senior secured credit facility (media facility) with two banks in the principal amount of $60,000,000 to fund partial payment of the unsecured revolving line of credit. The media facility is collateralized by a first deed of trust on the Fisher Plaza property. The maximum amount available under the media facility may be reduced in August 2003 if the amount outstanding is equal to or less than a specified percentage of the appraised value of the Fisher Plaza property at that time. The media facility is governed by a credit agreement that provides that borrowings will bear interest at variable rates based, at the media services subsidiary’s option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. The credit agreement places limitations on various aspects of the Company’s operations (including the payment of dividends and limitations on capital expenditures), requires compliance with certain financial ratios, and requires prepayment upon the occurrence of certain events. The media facility expires February 28, 2005 and the amount outstanding is due and payable on that date. At March 31, 2002, $60,000,000 was outstanding under the media facility at an interest rate of 7.0%.

On March 21, 2002 the Company obtained from a financial institution a $42,400,000 loan (margin loan) collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. Proceeds from the loan were used to fund partial payment of the unsecured revolving line of credit and to pay amounts due under bank lines of credit. At March 31, 2002, $42,400,000 was outstanding under the margin loan at an interest rate of 2.44%. On March 21, 2002 the Company entered into a variable forward sales transaction (forward transaction) with a financial institution. The Company’s obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the forward transaction will be considered a derivative and, as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the forward transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income depending on its effectiveness. Under the terms of the forward transaction, the Company may receive up to $70,000,000. Proceeds from the forward transaction will be used to repay the margin loan discussed above, to finance construction of the Fisher Plaza project, and for general corporate purposes. Subsequent to March 31, 2002 the balance outstanding under the margin loan discussed above was repaid. The forward transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the forward transaction. During the term of the forward transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the forward transaction. At March 31, 2002 the derivative portion of the forward transaction had a fair market value of $2,040,000, which is included in Other income (expense), net in the accompanying financial statements. No borrowing was outstanding under the forward transaction at March 31, 2002.

Also on March 21, 2002, the Company’s broadcasting subsidiary entered into an eight-year credit facility (broadcast facility) with a group of banks in the amount of $150,000,000, of which $131,000,000 was borrowed at closing, to fund payment of the senior credit facility, repayment of other borrowings, and for general corporate purposes. The broadcast facility is collateralized by a first priority lien on: (i) the broadcasting subsidiary’s capital stock, (ii) all equity interests in direct and indirect subsidiaries of the broadcast subsidiary, and (iii) all tangible and intangible assets of the broadcasting subsidiary and its direct and indirect subsidiaries. The broadcast facility places limitations on various aspects of the broadcast subsidiary’s operations (including the payment of dividends to the Company) and requires compliance with certain financial ratios. In addition to amortization schedules that require repayment of all borrowings under the broadcast facility by February 2010, the amount available under the broadcast facility reduces each year beginning in 2003. Amounts borrowed under the broadcast facility bear interest at variable rates based, at the broadcast subsidiary’s option, on the LIBOR rate plus a maximum margin of 425 basis points, or the prime rate plus a maximum margin of 250 basis points. Maximum margins are determined based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA. At March 31, 2002, $132,500,000 was outstanding under the broadcast facility at a blended interest rate of 5.97%.

In connection with the broadcast facility discussed above, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the broadcast facility. The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the broadcast facility, until termination of the contract in March 2004. At March 31, 2002 the fair market value of the swap agreement declined $129,000 since inception, which decline is included in Other income (expense), net in the accompanying financial statements.

4.	Television and radio broadcast rights:

The Company acquires television and radio broadcast rights, and has commitments under license agreements amounting to $90,588,000 for future rights to television and radio programs. As these programs will not be available for broadcast until a future date, they have been excluded from the financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income (loss) per share:

Income (loss) per share is computed as follows:

	Three months ended March 31
	2002	2001
	(Unaudited)
Weighted average common shares outstanding during the period	8,591,658	8,558,042

Loss before extraordinary item	$(5,700)	$(2,315)
Extraordinary item, net of income tax benefit	(2,058)	—

Net loss	$(7,758)	$(2,315)

Loss per share:
Before extraordinary item	$(0.66)	$(0.27)
Extraordinary item	(0.24)	0.00

Net loss	$(0.90)	$(0.27)

Loss per share assuming dilution:
Before extraordinary item	$(0.66)	$(0.27)
Extraordinary item	(0.24)	0.00

Net loss	$(0.90)	$(0.27)

The dilutive effect of 3,612 restricted stock rights and options to purchase 441,161 shares are excluded for the three months ended March 31, 2002 because such rights and options were anti-dilutive. The dilutive effect of 12,987 restricted stock rights and options to purchase 490,988 shares and 251,125 shares are excluded for the three months ended March 31, 2001 because such rights and options were anti-dilutive.

6.	Segment information:

Effective January 1, 2002, the Company restructured its continuing operations into three principal business segments: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting segment. The media services segment also includes the Company’s equity in the operations of Civia, Inc. Certain 2001 balances have been reclassified to conform to 2002 classifications.

Income from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, other income (expense), net, has not been included, and interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets for each segment are as follows:

	March 31 2002	December 31 2001
Broadcasting	$331,875	$340,638
Media services	73,111	62,936
Real estate	95,804	93,328
Corporate, eliminations and other	135,419	124,364

Continuing operations	636,209	621,266
Discontinued operations—net	2,563	1,851

	$638,772	$623,117

Income (loss) from operations for each segment are as follows (in thousands):

	Three months ended March 31
	2002	2001
Broadcasting	$(764)	$786
Media services	(630)	265
Real estate	888	1,075
Corporate, eliminations and other	(2,114)	(2,257)

	$(2,620)	$(131)

7.	Recent Accounting Pronouncements:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. We are required to complete the first step of the transitional impairment test for goodwill within six months of adoption of FAS 142. We are still assessing what the impact of FAS 142 will be on our results of operations and financial position.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the three months ended March 31, 2001 if FAS 142 had been adopted effective in 2001.

Net loss	$(2,315)
Goodwill amortization, net of income tax benefit	846

Pro forma net loss	$(1,469)

Net loss per share:
Basic	$(0.27)
Assuming dilution	$(0.27)

Pro forma net loss per share:
Basic	$(0.17)
Assuming dilution	$(0.17)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results”, and those discussed in our Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”,” our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the three month period ended March 31, 2002 compared with the similar period in 2001.

Effective January 1, 2002, we restructured our continuing operations into three principal business segments: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting segment. The media services segment also includes the consolidated operations of Civia, Inc. In 2002, we converted certain loans into a majority interest in Civia, Inc. Accordingly, Civia’s 2002 operating results are consolidated, while 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. We are required to complete the first step of the transitional impairment test for goodwill within six months of adoption of FAS 142. We are still assessing what the impact of FAS 142 will be on our results of operations and financial position.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2002 showed a consolidated loss of $7,758,000 including an extraordinary item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the quarter. Net loss for the three months ended March 31, 2001 was $2,315,000.

Revenue

Three months ended March 31	2002	% Change	2001
Broadcasting	$29,847,000	(14.3)%	$34,815,000
Media services	1,632,000	12.9%	1,445,000

Real estate	3,203,000	7.7%	2,973,000
Consolidated	$34,682,000	(11.6)%	$39,233,000

First quarter 2002 broadcasting revenue declined $4,968,000, compared with the same period of last year, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network. Television revenues, net of sales commissions, were down 18%. Net revenue from radio operations declined 4%.

Our Seattle and Portland television stations experienced revenue declines of 24% and 18%, respectively. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were factors. Our smaller market television operations experienced declines ranging from 7% to 12%, except for the Eugene, OR group (KVAL TV, KCBY TV, and KPIC TV), which experienced a 6% revenue increase.

First quarter revenue at our Portland radio operations increased 33% due, in part, to improving ratings. Revenue increased 3% at our small market radio stations in Eastern Washington and Montana. Revenue declined 14% at Seattle radio operations.

The increase in revenue for the media services segment in 2002 is principally due to revenues from program production and development at Fisher Entertainment. Revenue from Fisher Plaza declined modestly and revenue from Fisher Pathways declined 35%.

The increase in real estate revenue is due to rents from the Fisher Industrial Technology Center (Fisher ITC) located in Auburn, WA, which was 71% leased during first-quarter 2002, but had no tenants during first-quarter 2001 while the project was in lease-up phase.

Cost of services sold

Three months ended March 31	2002	% Change	2001
Broadcasting	$15,698,000	(7.3)%	$16,940,000
Media services	705,000		(54,000)
Real estate	573,000	7.7%	323,000

Consolidated	$16,976,000	(1.4)%	$17,209,000
Percentage of revenue	48.9%		43.9%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming, operating costs of the businesses in the media services segment, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a 7.3% reduction in operating expenses at the broadcasting segment for first-quarter 2002, compared with the first quarter of 2001. The largest decline was in salaries and related expenses due to staff reduction; however, most operating expenses in the segment declined.

Operating expenses increased in the media services segment as each of the businesses included in the segment incurred additional costs in connection with growth, with the largest increase at Civia, Inc. The negative amount for media services for 2001 reflects adjustments to prior estimates of common area costs received from occupants and customers at Fisher Plaza.

The real estate segment experienced increased operating costs in several categories, including repairs and maintenance, energy and utilities, and insurance. In addition, certain operating costs relating to Fisher ITC were capitalized in first-quarter 2001 as the facility was in lease-up phase.

Selling expenses

Three months ended March 31	2002	% Change	2001
Broadcasting	$4,461,000	(7.6)%	$4,828,000
Media services	119,000		8,000

Consolidated	$4,580,000	(5.3)%	$4,836,000
Percentage of revenue	13.2%		12.3%

Emphasis on expense control resulted in a 7.6% reduction in selling expenses at the broadcasting segment for first-quarter 2002, compared with the first quarter of 2001, with the largest decline in salaries and related expenses.

Selling expenses increased at the media services segment due to emphasis on revenue growth at Fisher Pathways and at Civia, Inc.

General and administrative expenses

Three months ended March 31	2002	% Change	2001
Broadcasting	$7,076,000	(8.8)%	$7,760,000
Media services	1,001,000	18.6%	844,000
Real estate	642,000	(4.2)%	670,000
Corporate, eliminations and other	2,056,000	7.2%	2,216,000

Consolidated	$10,775,000	6.2%	$11,490,000
Percentage of revenue	31.1%		29.3%

Emphasis on expense control during first-quarter 2002 resulted in expense reductions, or minimized expense increases, in many expense categories throughout our company. The increase in general and administrative expenses at the media services segment is attributable primarily to expenses incurred by Civia, Inc. in connection with continued development of the Civia Media Terminal.

Depreciation and amortization

Three months ended March 31	2002	% Change	2001
Broadcasting	$3,376,000	(25.0)%	$4,502,000
Media services	437,000	14.2%	383,000
Real estate	1,099,000	21.7%	903,000
Corporate, eliminations and other	59,000	43.8%	41,000

Consolidated	$4,971,000	(14.7)%	$5,829,000
Percentage of revenue	14.3%		14.9%

The decline in depreciation and amortization at the broadcasting segment is largely due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization in the first quarter of 2001 amounted to $1,292,000. Excluding the accounting change, depreciation expense increased modestly.

The increase in depreciation in the media services segment is attributable to operations of Fisher Plaza and Civia, Inc. A portion of Fisher Plaza depreciation was deferred in 2001 as the project was not substantially complete.

The increase in depreciation in the real estate segment is attributable to Fisher ITC, which was 71% leased in 2002 but had no tenants during the first quarter of 2001.

Income (Loss) from operations

Three months ended March 31	2002	% Change	2001
Broadcasting	$(764,000)	(197.3)%	$786,000
Media services	(630,000)	(337.9)%	265,000
Real estate	888,000	(17.4)%	1,075,000
Corporate, eliminations and other	(2,114,000)	(6.3)%	(2,257,000)

Consolidated	$(2,620,000)		$(131,000)

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, other income (expense), net, has not been included, and interest expense, income taxes and unusual items have not been deducted.

Other income (expense), net

Three months ended March 31	2002	2001
	$(138,000)	$1,244,000

Other income (expense), net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The amount for 2002 also includes a loss of $2,636,000 on termination of an interest rate swap agreement, which was offset by a gain amounting to $2,040,000 resulting from an increase in the fair market value of the derivative instrument associated with new financing entered into by the Company in 2002 (See Note 3 to the Condensed Consolidated Financial Statements).

Interest expense

Three months ended March 31	2002	% Change	2001
	$5,001,000	7.6%	$4,646,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under swap agreements. The increase in 2002 interest expense, compared with 2001, is attributable to higher amounts borrowed during first-quarter 2002, partially offset by lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project. Interest capitalized during the three months ended March 31, 2002 and 2001 amounted to $400,000 and $589,000, respectively.

Provision for federal and state income taxes (benefit)

Three months ended March 31	2002	% Change	2001
	$(2,060,000)	68.8%	$(1,221,000)
Effective tax rate	26.6%		34.5%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily by due to a deduction for dividends received, offset by the impact of state income taxes.

Extraordinary item, net of income tax benefit

Three months ended March 31	2002	2001
	$(2,058,000)	$-0-

We repaid certain loans in March 2002 (See Note 3 to the Condensed Consolidated Financial Statements) and, as a result, wrote off deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

Three months ended March 31	2002	2001
	$4,371,000	$(10,899,000)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the three months ended March 31, 2002 the value of our marketable securities increased $2,115,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $31.15 at December 31, 2001, $32.04 at March 31, 2002, $32.88 at December 31, 2000, and $28.19 at March 31, 2001.

During the period from January 1 through March 21, 2002 we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt the swap agreement was terminated and the remaining negative fair market ($1,713,000 net of tax benefit) was reclassified to operations.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

As of March 31, 2002 we had working capital of $41,386,000 and cash and short-term cash investments totaling $5,470,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund acquisition activities and significant real estate project development activities. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our credit facilities.

Net cash provided by operating activities during the three months ended March 31, 2002 was $3,370,000. Net cash provided by operating activities consists of our net income, increased by non–cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $11,535,000, primarily for purchase of property, plant and equipment (including the Fisher Plaza project). Net cash provided by financing activities was $10,067,000, comprised of borrowings under borrowing agreements and mortgage loans of $245,403,000 less payments of $220,073,000 on borrowing agreements and mortgage loans, as two prior credit facilities were repaid, payments on notes payable of $8,259,000, payment of deferred loan costs of $4,770,000, and cash dividends paid to stockholders totaling $2,234,000 or $.26 per share.

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

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2001 and 2002 were adversely impacted by a softening economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase or if they continue to decline, we could continue to suffer net losses or such net losses could increase.

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

We cannot assure you that any of our stations will maintain or increase its current audience ratings or advertising revenue market share. Fisher Broadcasting’s television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternative methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station’s competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting’s audience share and advertising revenue. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business.

The performance of the television networks could harm our operating results.

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2001 and 2002 and, contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC could adversely affect our business and results of operations.

Our operating results are dependent on the success of programming aired by our television and radio stations.

We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable and volatile factors beyond our control such as audience preferences, competing programming, and the availability of other entertainment activities. A shift in audience preferences could cause our programming not to gain popularity or decline in popularity, which could cause our advertising revenues to decline. In some instances, we have to replace programs before their costs have been fully-amortized, resulting in write-offs that increase operating costs.

A write-down of goodwill to comply with new accounting standards would harm our operating results.

Approximately $189 million, or 30% of our total assets as of March 31, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. We are required to complete the first step of the transitional impairment test for goodwill within six months of adoption of FAS 142. We are still assessing what the impact of FAS 142 will be on our results of operations and financial position. However, if impairment is indicated we will be required to record an impairment charge in the second quarter.

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

The FCC’s extensive regulation of the broadcasting industry limits our ability to own and operate television and radio stations and other media outlets.

The broadcasting industry is subject to extensive regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, there can be no assurance that Fisher Broadcasting’s licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity’s officers, directors and stockholders to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

As a result of recent court decisions, the FCC is currently considering whether to modify its national and local television ownership limitations. We cannot predict what action the FCC will take. If the FCC adopts proposals to allow large broadcast groups to expand further their ownership on a national basis, or to permit a single entity to own more than one station in markets with fewer independently owned stations, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting.

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

Our television stations’ affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to change affiliation arrangements in manners that would disadvantage affiliates. The non-renewal or modification of any of the network affiliation agreements could have a material adverse effect on our operating results.

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

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001 which caused damage to some of our facilities. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could materially adversely affect our operating results. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could adversely affect the region’s economy and our advertising, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which entails significant investment by us. The softened economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could have a material adverse effect on our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could materially and adversely affect our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our revenue, cash flow and earnings.

We are a 2.3% stockholder of the common stock of SAFECO. If SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

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

The ultimate success of digital television broadcasting will depend on programming being produced and distributed in a digital format, the effect of current or future laws and regulations relating to digital television, including the FCC’s determination with respect to “must-carry” rules for carriage of each station’s digital channel and receiver standards for digital reception, and public acceptance and willingness to buy new digital television sets. Unless consumers embrace digital television and purchase enough units to cause home receiver prices to decline, the general public may not switch to the new technology, delaying or preventing its ultimate economic viability. Our investments in HDTV and digital broadcasting may not generate earnings and revenue sufficient to justify the investments.

We periodically engage in new business ventures which may adversely affect our operating results.

While Fisher Broadcasting has created programming in the past, we do not have significant experience in the creation of programming on the scale contemplated by Fisher Entertainment. Factors that could materially and adversely affect the results of Fisher Entertainment include competition from existing and new competitors, as well as related performance and price pressures, potential difficulties in relationships with cable and television networks, failure to obtain air time for the programming produced and the changing tastes and personnel of the acquirers of programming. There are many inherent risks in new business ventures such as Fisher Entertainment and Civia, Inc., including startup costs, performance of certain key personnel, the unpredictability of audience tastes, and product acceptance.

Acquisitions could disrupt our business and harm our financial condition and are in any event uncertain.

We may opportunistically acquire broadcasting and other assets we believe will improve our competitive position. However, any acquisition may fail to increase our cash flow or yield other anticipated benefits due to a number of other risks, including:

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approval,

•	failure of an acquisition to maintain profitability, generate cash flow, or provide expected benefits,

•	difficulty in integrating the operations, systems and management of any acquired assets or operations,

•	diversion of management’s attention from other business concerns, and

•	loss of key employees of acquired assets or operations.

Some competitors for acquisition of broadcasting or other assets are likely to have greater financial and other resources than we do. We cannot predict the availability of acquisition opportunities in which we might be interested.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See the Note 3 of Notes to Condensed Consolidated Financial Statements for information regarding the contractual interest rates of our debt. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 2002, the fair value of our fixed-rate debt is estimated to be approximately $1,900,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at March 31, 2002, amounted to $1,885,000 on our fixed rate debt, which totaled $67,695,000.

We also had $236,095,000 in variable-rate debt outstanding at March 31, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,325,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. At March 31, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $3,544,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $113,000 at March 31, 2002. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are reported in Other income (expense), net.

Marketable Securities Exposure

The fair value of our investments in marketable securities at March 31, 2002 was $100,361,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of March 31, 2002, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,036,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. At March 31, 2002, 3,000,000 shares of SAFECO Corporation stock owned by the company were pledged as collateral under a margin loan and a variable forward sales transaction (see Note 3 of Notes to Condensed Consolidated Financial Statements).

We are party to a variable forward sales transaction (forward transaction) with a financial institution. Our obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation stock that we own. A portion of the forward transaction will be considered a derivative and, as such, we will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. At March 31, 2002 the derivative portion of the forward transaction had a fair market value of $2,040,000, which is included in Other income (expense), net in the accompanying financial statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the forward transaction by approximately $2,200,000. A hypothetical 10 percent change in interest rates would change the market value of the forward transaction by approximately $350,000.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

10.2	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

10.3	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on March 22, 2002 announcing that the Company had entered into financing arrangements that were collateralized by shares of SAFECO Corporation common stock owned by the company.

A report on Form 8-K was filed with the Commission on March 26, 2002 that included a letter to shareholders from the Company’s President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated	May 14, 2002	/S/ WARREN J. SPECTOR
Warren J. Spector Executive Vice President and Chief Operating Officer

Dated	May 14, 2002	/S/ DAVID D. HILLARD
David D. Hillard Senior Vice President and Chief Financial Officer