Form 10-Q
period 2002-06-30
FISHER COMMUNICATIONS INC
filed 2002-08-14
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.25 par value, outstanding as of June 30, 2002: 8,594,060

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations:
Three and six months ended June 30, 2002 and 2001.

2.	Condensed Consolidated Balance Sheet:
June 30, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows:
Six months ended June 30, 2002 and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income:
Three and six months ended June 30, 2002 and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1—FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
	(in thousands, except per share amounts)
	(Unaudited)
Revenue
Broadcasting	$64,908	$72,876	$35,061	$38,061
Media services	3,113	2,791	1,481	1,346
Real estate	6,505	5,927	3,302	2,954

	74,526	81,594	39,844	42,361

Costs and expenses
Cost of services sold	34,098	33,426	16,920	16,217
Selling expenses	9,763	10,255	5,183	5,419
General and administrative expenses	21,316	22,727	10,743	11,237
Depreciation and amortization	9,917	12,032	4,946	6,203

	75,094	78,440	37,792	39,076

Income (loss) from operations	(568)	3,154	2,052	3,285
Net gain on derivative instruments	6,103		6,828
Other income, net	1,376	1,879	789	635
Equity in operations of equity investees	32	1	33	4
Interest expense	10,423	8,875	5,422	4,229

Income (loss) from continuing operations before income taxes and extraordinary item	(3,480)	(3,841)	4,280	(305)
Provision for federal and state income taxes (benefit)	(1,300)	(1,333)	760	(112)

Income (loss) from continuing operations before extraordinary item	(2,180)	(2,508)	3,520	(193)
Loss from discontinued operations of milling businesses, net of income tax benefit of $173		(327)		(327)

Income (loss) before extraordinary item	(2,180)	(2,835)	3,520	(520)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)

Net income (loss)	$(4,238)	$(2,835)	$3,520	$(520)

Income (loss) per share:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)

Net income (loss)	$(0.49)	$(0.33)	$0.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)

Net income (loss)	$(0.49)	$(0.33)	$0.41	$(0.06)

Weighted average shares outstanding	8,592	8,561	8,593	8,563

Weighted average shares outstanding assuming dilution	8,592	8,561	8,613	8,563

Dividends declared per share	$0.52	$0.26	$0.26	$—

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30 2002	December 31 2001
	(in thousands, except share and per share amounts)
	(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$11,874	$3,568
Receivables, net	28,823	33,081
Prepaid income taxes	7,550	10,760
Prepaid expenses	6,072	4,251
Television and radio broadcast rights	3,135	10,318
Net working capital of discontinued operations	777	216

Total current assets	58,231	62,194

Marketable Securities, at market value	96,973	97,107

Other Assets
Cash value of life insurance and retirement deposits	12,704	12,403
Television and radio broadcast rights	7,088	1,725
Goodwill, net	189,133	189,133
Investments in equity investees	2,860	2,594
Other	22,330	12,232
Net noncurrent assets of discontinued operations	1,863	1,635

	235,978	219,722

Property, Plant and Equipment, net	252,860	244,094

	$644,042	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$4,796	$25,469
Trade accounts payable	4,498	5,490
Accrued payroll and related benefits	7,733	7,616
Television and radio broadcast rights payable	1,922	8,980
Other current liabilities	3,206	5,259

Total current liabilities	22,155	52,814

Long-term Debt, net of current maturities	307,491	261,480

Other Liabilities
Accrued retirement benefits	11,935	12,028
Deferred income taxes	62,982	50,994
Television and radio broadcast rights payable, long-term portion	1,007	1,570
Other liabilities	7,538	6,777

	83,462	71,369

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(53)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	62,273	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	154,485	163,191

	230,934	237,454

	$644,042	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2002	2001
	(in thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,238)	$(2,835)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,944	13,559
Noncurrent deferred income taxes	12,036	5,756
Net (gain) loss in equity investees	(32)	1,631
Increase in fair market value of derivative under forward transaction	(9,677)
Extraordinary item—loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	7,857	7,682
Payments for television and radio broadcast rights	(13,657)	(8,383)
Other	105	(81)
Change in operating assets and liabilities
Receivables	4,269	7,009
Inventories		(321)
Prepaid income taxes	3,210	(7,610)
Prepaid expenses	(1,821)	(3,337)
Cash value of life insurance and retirement deposits	(301)	(340)
Other assets	636	(1,031)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(709)	(8,516)
Accrued retirement benefits	(93)	(574)
Other liabilities	3,788	146

Net cash provided by operating activities	14,581	2,755

Cash flows from investing activities
Proceeds from sale of discontinued milling business assets		49,769
Proceeds from sale of property, plant and equipment	376	212
Purchase of property, plant and equipment	(21,562)	(18,324)
Investments in equity investees		(1,496)

Net cash provided by (used in) investing activities	(21,186)	30,161

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,259)	2,311
Borrowings under borrowing agreements and mortgage loans	255,131	13,000
Payments on borrowing agreements and mortgage loans	(222,461)	(34,464)
Payment of deferred loan costs	(5,053)
Retirement of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21
Cash dividends paid	(4,468)	(4,452)

Net cash provided by (used in) financing activities	14,911	(30,280)

Net increase in cash and short-term cash investments	8,306	2,636
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$11,874	$2,911

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Net income (loss)	$(4,238)	$(2,835)	$3,520	$(520)

Other comprehensive income:
Cumulative effect of accounting change, net of income tax benefit of $489		(907)
Unrealized gain (loss) on marketable securities	(134)	(9,868)	(3,388)	4,216
Effect of income taxes	47	3,453	1,186	(1,476)
Net gain (loss) on interest rate swap	835	(1,177)	—	111
Effect of income taxes	(292)	412	—	(39)
Loss on settlement of interest rate swap reclassified to operations, net of income tax benefit of $923	1,713		—

Comprehensive income (loss)	$(2,069)	$(10,922)	$1,318	$2,292

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

3.	Derivative instruments

On March 21, 2002 the Company entered into a variable forward sales transaction (forward transaction) with a financial institution. The Company’s obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the forward transaction will be considered a derivative and, as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the forward transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness. As of June 30, 2002 the derivative portion of the forward transaction had a fair market value of $9,677,000, which is reported in other assets in the accompanying financial statements. Changes in the fair value of the forward transaction are included in net gain on derivative instruments in the accompanying financial statements. The amount available under the forward transaction is dependent on interest rates. The Company presently has authority from its board of directors to borrow proceeds of up to $70,000,000. As of June 30, 2002, $47,707,000, including accrued interest, was outstanding under the forward transaction.

The broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), on a portion of its floating rate debt. The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the floating rate debt, until termination of the contract in March 2004. As of June 30, 2002 the fair market value of the swap agreement declined $938,000 since inception in March 2002. Changes in the fair market value of the swap agreement are included in net gain on derivative instruments in the accompanying financial statements.

4.	Television and radio broadcast rights and other commitments

The Company acquires television and radio broadcast rights, and has commitments under license agreements amounting to $80,084,000 for future rights to broadcast television and radio programs through 2008, and $12,000,000 in related fees. As these programs will not be available for broadcast until a future date, they have been excluded from the financial statements. In addition, the Company has commitments under a Joint Sales Agreement totaling $14,872,000 through 2007.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income (loss) per share

Income (loss) per share is computed as follows:

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
	(Unaudited)
Weighted average common shares outstanding during the period	8,592,183	8,560,578	8,592,708	8,563,114
Dilutive effect of:
Restricted stock rights			1,796
Stock options			18,712

Weighted average shares outstanding assuming dilution	8,592,183	8,560,578	8,613,216	8,563,114

Income (loss) from continuing operations	$(2,180)	$(2,508)	$3,520	$(193)
Loss from discontinued operations of milling businesses, net of income tax benefit		(327)		(327)

Income (loss) before extraordinary item	(2,180)	(2,835)	3,520	(520)
Extraordinary item, net of income tax benefit	(2,058)

Net income (loss)	$(4,238)	$(2,835)	$3,520	$(520)

Income (loss) per share:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)

Net income (loss)	$(0.49)	$(0.33)	$0.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)

Net income (loss)	$(0.49)	$(0.33)	$0.41	$(0.06)

The dilutive effect of 1,474 restricted stock rights and options to purchase 442,933 shares are excluded for the six month period ended June 30, 2002 because such rights and options were anti-dilutive. The dilutive effect of 4,728 restricted stock rights and options to purchase 490,988 shares are excluded for the six month and three month periods ended June 30, 2001 because such rights and options were anti-dilutive.

6.	Segment information

Effective January 1, 2002, the Company restructured its continuing operations into three principal business segments: broadcasting, media services, and real estate. The operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting segment. The media services segment also includes the operations of Civia, Inc. Certain 2001 balances have been reclassified to conform to 2002 classifications.

Income from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, other income (expense), net, has not been included, and

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense, income taxes and unusual items have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

Identifiable assets for each segment are as follows:

	June 30 2002	December 31 2001
Broadcasting	$334,182	$340,638
Media services	79,799	62,936
Real estate	94,537	93,328
Corporate, eliminations and other	132,884	124,364

Continuing operations	641,402	621,266
Discontinued operations—net	2,640	1,851

	$644,042	$623,117

Income (loss) from operations for each segment are as follows:

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
Broadcasting	$3,194	$6,005	$3,958	$5,220
Media services	(1,418)	(438)	(788)	(703)
Real estate	2,000	2,105	1,112	1,030
Corporate, eliminations and other	(4,344)	(4,518)	(2,230)	(2,262)

	$(568)	$3,154	$2,052	$3,285

7.	Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. The Company has determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. The Company has completed the first step of the transitional impairment test for goodwill and found no impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. The Company’s judgments regarding the existence of impairment indicators include the Company’s assessment of the impacts of legal factors and market and economic conditions; the results of the Company’s operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of the Company’s business; and availability of sources of funding to conduct the Company’s principal operations. In the future, it is possible that such assessments could cause the Company to conclude that impairment indicators exist and that certain assets are impaired. The aggregate carrying value of the Company’s goodwill is $189 million as of June 30, 2002.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the six and three month periods ended June 30, 2001 if FAS 142 had been adopted effective in 2001.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30 2001	Three months ended June 30 2001
Net loss	$(2,835)	$(520)
Goodwill amortization, net of income tax benefit	1,703	857

Pro forma net income (loss)	$(1,132)	$337

Net loss per share:
Basic	$(0.33)	$(0.06)
Assuming dilution	$(0.33)	$(0.06)

Pro forma net income (loss) per share:
Basic	$(0.13)	$0.04
Assuming dilution	$(0.13)	$0.04

In May 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145, which updates, clarifies, and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of FAS 145 shall be effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of FAS 145 on its financial statements.

In July 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of FAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of FAS 146 on its financial statements.

8.	Subsequent events

At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

On July 19, 2002, the Company’s broadcasting subsidiary entered into a non-binding letter of intent for the sale of all member interests in the limited liability company which owns the FCC licenses and the assets associated with the operation of television stations WFXG-TV, Augusta, Georgia and WXTX-TV, Columbus, Georgia. The transaction is subject to negotiation of a purchase and sale agreement, completion of due diligence, negotiation and execution of network affiliation agreements, and FCC consent to assignment of the licenses. If the transaction is concluded, the broadcasting subsidiary may incur a loss.

On July 26, 2002, the Company’s real estate subsidiary received notification that inspection contingencies contained in a purchase and sale agreement for sale of certain of that subsidiary’s property located on Lake Union in Seattle had been satisfied. Closing of the transaction is anticipated to occur in early September. The transaction is expected to result in a gain of approximately $3,700,000 net of income tax effects.

On July 30, 2002, the Company received notice of a buyer’s intent to proceed with the purchase of land and a building located in Portland, Oregon, which is owned by the Company’s flour milling subsidiary. The transaction is anticipated to close in late August. No gain or loss is anticipated, as the property is included in discontinued operations of the milling businesses.

Net proceeds from these sales, after income taxes, are expected to be used to reduce debt and to fund construction of Fisher Plaza.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the three- and six-month periods ended June 30, 2002 compared with the similar period in 2001.

Effective January 1, 2002, we restructured our continuing operations into three principal business segments: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting segment. The media services segment also includes the consolidated operations of Civia, Inc. In 2002, we converted certain loans into a majority equity interest in Civia, Inc. During the second quarter of 2002, we purchased all remaining minority equity interests in Civia. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

On July 19, 2002, the Company’s broadcasting subsidiary entered into a non-binding letter of intent for the sale of all member interests in the limited liability company which owns the FCC licenses and the assets associated with the operation of television stations WFXG-TV, Augusta, Georgia and WXTX-TV, Columbus, Georgia. The transaction is subject to negotiation of a purchase and sale agreement, completion of due diligence, negotiation and execution of network affiliation agreements, and FCC consent to assignment of the licenses. If the transaction is concluded, the broadcasting subsidiary may incur a loss.

On July 26, 2002, the Company’s real estate subsidiary received notification that inspection contingencies contained in a purchase and sale agreement for sale of certain of that subsidiary’s property located on Lake Union in Seattle had been satisfied. Closing of the transaction is anticipated to occur in early September. The transaction is expected to result in a gain of approximately $3,700,000 net of income tax effects.

On July 30, 2002, the Company received notice of a buyer’s intent to proceed with the purchase of land and a building located in Portland, Oregon, which is owned by the Company’s flour milling subsidiary. The transaction is anticipated to close in late August. No gain or loss is anticipated, as the property is included in discontinued operations of the milling businesses.

The terms of the proposed sale of the Georgia television stations have not yet been formalized and the Company and the proposed buyer of the Georgia television stations may be unable to reach agreement on final terms or may reach agreement on terms, including the purchase price, that are substantially different from the terms contained in the non-binding letter of intent. The sale of the Lake Union properties and Oregon property may not be consummated in the event the conditions to the closing of the transactions are not satisfied by the Company or the buyers.

Net proceeds from these sales, after income taxes, are expected to be used to reduce debt and to fund construction of Fisher Plaza.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. We have completed the first step of the transitional impairment test for goodwill and found no impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired. The aggregate carrying value of our goodwill is $189 million as of June 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the six months ended June 30, 2002 showed a consolidated loss of $4,238,000 including an extraordinary loss item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Net loss for the six months ended June 30, 2001 was $2,835,000, including a loss of $327,000 from discontinued operations of milling businesses.

Operating results for the three months ended June 30, 2002 showed consolidated net income of $3,520,000. Second quarter results include net gain on derivative instruments amounting to $6,828,000, before income tax effects. Excluding net after-tax gains on derivative instruments, second quarter results would have been a loss of $785,000. Net loss for the three months ended June 30, 2001 was $520,000, including a loss of $327,000 from discontinued operations of milling businesses.

Revenue

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$64,908,000	-10.9%	$72,876,000	$35,061,000	-7.9%	$38,061,000
Media services	3,113,000	11.5%	2,791,000	1,481,000	10.1%	1,346,000
Real estate	6,505,000	9.8%	5,927,000	3,302,000	11.8%	2,954,000

Consolidated	$74,526,000	-8.7%	$81,594,000	$39,844,000	-5.9%	$42,361,000

Broadcasting revenue declined $7,968,000 during the six months ended June 30, 2002, compared with the same period of 2001, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network. Television revenues, net of sales commissions, were down 14%. Net revenue from radio operations declined 2%.

Based on information published by Miller, Kaplan, Arase & Co. (Miller Kaplan), during the six-month period ended June 30, 2002, revenue for the overall Seattle television market declined 12%, and revenue for the overall Portland television market declined less than 1%. Our Seattle and Portland television stations experienced revenue declines of 23% and 12%, respectively, during the six-month period. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were contributing factors. We also believe that KOMO TV in Seattle is impacted by the success of the Seattle Mariners baseball team, whose games are broadcast on a competing station. Our smaller market television operations experienced mixed revenue results with the Oregon and Idaho stations reporting flat or increased revenue and the Washington and Georgia station groups reporting declines.

Our radio operations also reported mixed revenue results during the first six months of 2002. Local and national revenues for our Seattle radio operations declined 15% during the six-month period due, in part, to a decline in ratings, while local and national revenues at our Portland radio stations increased 23% due, in part, to improving ratings. Miller Kaplan reported that local and national radio revenues for the Seattle and Portland radio markets declined 10% and 1%, respectively, during the same period. Six-month revenue at our small market radio stations in Eastern Washington and Montana increased 6%.

Second quarter 2002 broadcasting revenue declined $3,000,000, compared with the same period of last year. Net television revenues were down 11%. Net revenue from radio operations was unchanged from the second quarter of 2001.

During the second quarter our Seattle and Portland television stations experienced revenue declines of 22% and 7%, respectively. Our smaller market television operations experienced revenue increases ranging from 14% to 25%, except for the Washington and Georgia station groups, which experienced declines of 1% and 8%, respectively, compared with the same period last year.

The increases in revenue for the media services segment for the six months ended June 30, 2002 and the second quarter are principally due to revenues from program production and development at Fisher Entertainment, and revenue from Fisher Plaza. Revenue from Fisher Pathways declined 42% during the six-month period and 48% during the second quarter ended June 30, 2002, compared with the same periods last year, due to a decline in demand for our satellite transmission services.

The increase in real estate revenue is primarily due to rents from the Fisher Industrial Technology Center (Fisher ITC) located in Auburn, Washington, which was 71% leased during 2002. Fisher ITC was in lease-up phase during 2001, with the first tenant taking occupancy in May.

Cost of services sold

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$31,495,000	-3.5%	$32,652,000	$15,595,000	-0.7%	$15,712,000
Media services	1,485,000		84,000	779,000		139,000
Real estate	1,118,000	62.1%	690,000	546,000	49.0%	366,000

Consolidated	$34,098,000	2.0%	$33,426,000	$16,920,000	4.3%	$16,217,000
Percentage of revenue	45.8%		41.0%	42.5%		38.3%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming, operating costs of the businesses in the media services segment, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a reduction in operating expenses at the broadcasting segment for the first six months of 2002, compared with the first half of 2001. The largest decline was in salaries and related expenses due to staff reduction; however, many other operating expenses in the segment declined. A decline in operating expenses at the broadcasting segment during the second quarter was partially offset by costs incurred in connection with a Joint Sales Agreement that became effective in March 2002.

Operating expenses in the media services segment increased as each of the businesses included in the segment incurred additional costs in connection with growth, with the largest increase at Fisher Plaza, where certain costs were deferred during 2001. Prior year operating expenses for the media services segment reflect adjustments to prior estimates of common area costs received from occupants and customers at Fisher Plaza.

The real estate segment experienced increased operating costs in several categories, including repairs and maintenance, energy and utilities, and insurance. In addition, certain operating costs relating to Fisher ITC were capitalized during the first six months of 2001 as the facility was in lease-up phase.

Selling expenses

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$9,536,000	-6.8%	$10,230,000	$5,074,000	-6.1%	$5,402,000
Media services	227,000		25,000	109,000		17,000

Consolidated	$9,763,000	-4.8%	$10,255,000	$5,183,000	-4.3%	$5,419,000
Percentage of revenue	13.1%		12.6%	13.0%		12.8%

Emphasis on expense control and reduced revenue resulted in a reduction in selling expenses at the broadcasting segment for the first half and second quarter of 2002, compared with the similar periods of 2001. The largest cost reductions were in salaries and commissions.

Selling expenses at the media services segment increased during the first half and second quarter of 2002, compared with the same periods last year, due to efforts to increase revenue growth at Fisher Pathways and at Civia, Inc.

General and administrative expenses

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$13,957,000	-4.8%	$14,654,000	$7,083,000	2.7%	$6,894,000
Media services	1,936,000	-17.6%	2,351,000	935,000	-38.0%	1,507,000
Real estate	1,197,000	-6.9%	1,286,000	555,000	-10.0%	617,000
Corporate, eliminations & other	4,226,000	-4.7%	4,436,000	2,170,000	-2.2%	2,219,000

Consolidated	$21,316,000	-6.2%	$22,727,000	$10,743,000	-4.4%	$11,237,000
Percentage of revenue	28.6%		27.9%	27.0%		26.5%

Emphasis on expense control during the first half and second quarter of 2002 resulted in expense reductions, or minimized expense increases, in many expense categories throughout the company.

Depreciation and amortization

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$6,727,000	-27.9%	$9,335,000	$3,352,000	-30.7%	$4,834,000
Media services	881,000	14.7%	769,000	444,000	15.3%	385,000
Real estate	2,190,000	18.6%	1,846,000	1,090,000	15.6%	943,000
Corporate, eliminations & other	119,000	44.1%	82,000	60,000	44.3%	41,000

Consolidated	$9,917,000	-17.6%	$12,032,000	$4,946,000	-20.3%	$6,203,000
Percentage of revenue	13.3%		14.7%	12.4%		14.6%

The decline in depreciation and amortization at the broadcasting segment is primarily due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $2,600,000 during the first six months of 2001 and $1,309,000 during the second quarter of 2001. Depreciation expense remained relatively constant.

The increase in depreciation in the media services segment is attributable to operations of Fisher Plaza and Civia, Inc. Depreciation on a portion of Fisher Plaza did not begin in the first half of 2001 as the project was not substantially complete.

The increase in depreciation in the real estate segment is primarily attributable to Fisher ITC, which was 71% leased in 2002, but was vacant until May of 2001.

Income (Loss) from operations

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$3,194,000	-46.8%	$6,005,000	$3,958,000	-24.2%	$5,220,000
Media services	(1,418,000)		(438,000)	(788,000)	-12.0%	(703,000)
Real estate	2,000,000	-5.0%	2,105,000	1,112,000	8.0%	1,030,000
Corporate, eliminations & other	(4,344,000)	-3.8%	(4,518,000)	(2,230,000)	-1.4%	(2,262,000)

Consolidated	$(568,000)		$3,154,000	$2,052,000	-37.5%	$3,285,000

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, net gain on derivative instruments and other income, net, have not been included, and interest expense, income taxes and unusual items have not been deducted.

Net gain on derivative instruments

Six months ended June 30		Three months ended June 30
2002	2001	2002	2001
$6,103,000	$-0-	$6,828,000	$-0-

Net gain on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $9,677,000 in the first half of 2002 and $7,637,000 in the second quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $938,000 in the first half and $809,000 in the second quarter of 2002 (See Note 3 to the Condensed Consolidated Financial Statements). The net gain for the six months ended June 30, 2002 also includes a realized loss amounting to $2,636,000 from termination, in March, of an interest rate swap agreement.

Other income, net

Six months ended June 30			Three months ended June 30
2002	% Change	2001	2002	% Change	2001
$1,376,000	-26.8%	$1,879,000	$789,000	24.2%	$635,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decline in the six months ended June 30, 2002 is primarily due to a reduction in the quarterly dividend paid by SAFECO Corporation effective in February 2001.

Interest expense

Six months ended June 30			Three months ended June 30
2002	% Change	2001	2002	% Change	2001
$10,423,000	17.4%	$8,875,000	$5,422,000	28.2%	$4,229,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under interest rate swap agreements. The increases in 2002 interest expense, compared with 2001, are attributable to higher amounts borrowed during 2002, partially offset by lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project. Interest capitalized during the six months ended June 30, 2002 and 2001 amounted to $1,027,000 and $1,147,000, respectively. Interest capitalized during the three months ended June 30, 2002 and 2001 amounted to $627,000 and $558,000, respectively.

Provision for federal and state income taxes (benefit)

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
	$(1,300,000)	-2.5%	$(1,333,000)	$760,000		$(112,000)
Effective tax rate	37.4%		34.7%	17.8%		36.7%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Extraordinary item, net of income tax benefit

Six months ended June 30		Three months ended June 30
2002	2001	2002	2001
$(2,058,000)	$-0-	$-0-	$-0-

We repaid certain loans in March 2002 and, as a result, wrote off deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

Six months ended June 30		Three months ended June 30
2002	2001	2002	2001
$2,169,000	$(8,087,000)	$(2,202,000)	$2,812,000

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the six- and three-month periods ended June 30, 2002 the value of our marketable securities decreased $87,000 and $2,202,000, respectively, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation common stock. The per share market price of SAFECO Corporation common stock was $31.15 at December 31, 2001, $32.04 at March 31, 2002, $30.89 at June 30, 2002, $32.88 at December 31, 2000, $28.19 at March 31, 2001, and $29.50 at June 30, 2001.

During the period from January 1 through March 21, 2002 we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt the swap agreement was terminated and the remaining negative fair market value ($1,713,000 net of tax benefit) was reclassified to operations.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

As of June 30, 2002 we had working capital of $36,075,000 and cash and short-term cash investments totaling $11,874,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund acquisition activities and significant real estate project development activities. As of June 30, 2002, approximately $37,000,000 is available under existing credit facilities.

Net cash provided by operating activities during the six months ended June 30, 2002 was $14,581,000. Net cash provided by operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $21,186,000, primarily for purchase of property, plant and equipment (including for the Fisher Plaza project). Net cash provided by financing activities was $14,911,000, comprised of borrowings under borrowing agreements and mortgage loans of $255,131,000 less payments of $222,461,000 on borrowing agreements and mortgage loans, as two prior credit facilities were repaid from proceeds from new credit facilities, payments on notes payable of $8,259,000, payment of deferred loan costs of $5,053,000 paid in connection with obtaining new credit facilities, and cash dividends paid to stockholders totaling $4,468,000 or $.52 per share. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

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

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2001 and 2002 were adversely impacted by a soft economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase or if they continue to decline, we could continue to suffer net losses or such net losses could increase.

Our debt service consumes a substantial portion of the cash we generate, but our ability to generate cash depends on many factors beyond our control.

We currently use a significant portion of our operating cash flow to service our debt. Our leverage makes us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. It further limits our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, and may limit our ability to pay dividends. Finally, it inhibits our ability to compete with competitors who are less leveraged than we are, and it constrains our ability to react to changing market conditions, changes in our industry and economic downturns.

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego or delay acquisitions and capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

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

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2001 and 2002 and, contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC could harm our business and results of operations.

Our operating results are dependent on the success of programming aired by our television and radio stations.

We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable and volatile factors beyond our control such as audience preferences, competing programming, and the availability of other entertainment activities. A shift in audience preferences could cause our programming not to gain popularity or decline in popularity, which could cause our advertising revenues to decline. In some instances, we may have to replace programs before their costs have been fully-amortized, resulting in write-offs that increase operating costs.

A write-down of goodwill to comply with new accounting standards would harm our operating results.

Approximately $189 million, or 29% of our total assets as of June 30, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. We have completed the first step of the transitional impairment test for goodwill and found no impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired which, would harm our operating results.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

The FCC is currently considering whether to modify its national and local television ownership limitations, as well as its local radio ownership limitations. We cannot predict what action the FCC will take. If the FCC adopts proposals to allow large broadcast groups to expand further their ownership on a national basis, to permit a single entity to own more than one station in markets with fewer independently owned stations, or to allow radio operators to increase their level of ownership in local markets, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including our chief executive officer and other executive officers. We also employ several on-air personalities who have significant loyal audiences in their respective markets. A substantial majority of our executive officers do not have employment contracts with us. We can give no assurance that all such key personnel will remain with us. The loss of any key personnel could harm our operations and financial results.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Our television stations’ affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to change affiliation arrangements in manners that would disadvantage affiliates. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

A network might acquire a television station in one of our markets, which could harm our business and operating results.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market, which could harm our business and results of operations.

The September 11, 2001 terrorist attacks may continue to affect our results of operations.

We may continue to be affected by the events of September 11, 2001, as well as by the actions taken by the United States in response to such events. At this time, we cannot determine the ultimate extent of the effect of these events and their aftermath on the operating results of our television and radio broadcasting operations. However, as a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues. The events of September 11 negatively affected economic activity in the United States and globally, including the markets in which we operate. If weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected. Furthermore, there is no assurance that there will not be further terrorist attacks against the United States or United States businesses, including real or threatened attacks. Although we have received no specific threats of such attacks, any such attacks might directly impact our physical facilities or our personnel, potentially causing substantial losses or disruptions in our operations. Our insurance coverage may not be adequate to cover the losses and interruptions caused by terrorist attacks. Insurance premiums may increase, or adequate coverage may not be available.

Our operations may be adversely affected by power outages, increased energy costs or earthquakes in the Pacific Northwest.

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001 which caused damage to some of our facilities. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could harm the region’s economy, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the properties and the availability of space in other competing properties. We are developing the second building at Fisher Plaza which entails significant investment by us. The softened economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could harm our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could harm our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our revenue, cash flow and earnings.

We are a 2.3% stockholder of the common stock of SAFECO Corporation. If SAFECO reduces its periodic dividends, it will negatively affect our revenue, cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

Antitrust law and other regulatory considerations could prevent or delay expansion of our business or adversely affect our revenues.

The completion of any future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an acquisition or disposition opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

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

While Fisher Broadcasting has created programming in the past, we do not have significant experience in the creation of programming on the scale contemplated by Fisher Entertainment. Factors that could harm the results of Fisher Entertainment include competition from existing and new competitors, as well as related performance and price pressures, potential difficulties in relationships with cable and television networks, failure to obtain air time for the programming produced and the changing tastes and personnel of the acquirers of programming. There are many inherent risks in new business ventures such as Fisher Entertainment and Civia, Inc., including startup costs, performance of certain key personnel, the unpredictability of audience tastes, and product acceptance.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

As of June 30, 2002, our fixed rate debt totaled $114,864,000. The fair value of our fixed-rate debt is estimated to be approximately $1,776,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of June 30, 2002, amounted to $2,934,000.

We also had $197,193,000 in variable-rate debt outstanding as of June 30, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,225,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. As of June 30, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $4,274,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $241,000 as of June 30, 2002. We have not designated the swap as a cash flow hedge;

accordingly changes in the fair value of the swap are reported in net gain on derivative instruments in the accompanying Condensed Consolidated Financial Statements.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of June 30, 2002 was $96,973,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation common stock. As of June 30, 2002, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $9,697,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of June 30, 2002, 3,000,000 shares of SAFECO Corporation common stock owned by the company were pledged as collateral under a variable forward sales transaction (forward transaction) with a financial institution. A portion of the forward transaction will be considered a derivative and, as such, we will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of June 30, 2002 the derivative portion of the forward transaction had a fair market value of $9,677,000, which is included in net gain on derivative instruments in the accompanying Condensed Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the forward transaction by approximately $6,000,000. A hypothetical 10 percent change in interest rates or in volatility would change the market value of the forward transaction by approximately $1,000,000.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held April 25, 2002.

The four nominees elected to the Board of Directors for three year terms expiring in 2005 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes For	Votes Withheld
Jean F. McTavish	6,763,419	183,298
Jacklyn F. Meurk	6,757,968	188,749
George F. Warren	6,710,084	165,633
William W. Warren, Jr.	6,710,034	165,683

Continuing as Directors are James W. Cannon, Phelps K. Fisher, and Robin J. Campbell Knepper, whose terms expire in 2003, and Carol H. Fratt, Donald G. Graham, Jr., Donald G. Graham, III, William W. Krippaehne, Jr., and John D. Mangels, whose terms expire in 2004.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002

10.2	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

A report on Form 8-K was filed with the Commission on July 3, 2002 announcing that the Company’s Board of Directors had voted to suspend payment of the Company’s quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated	August 14, 2002	/S/ DAVID D. HILLARD
David D. Hillard Senior Vice President and Chief Financial Officer