Form 10-Q
period 2002-09-30
FISHER COMMUNICATIONS INC
filed 2002-11-14
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $1.25 par value, outstanding as of September 30, 2002: 8,594,060

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations:
Three and nine months ended September 30, 2002 and 2001.

2.	Condensed Consolidated Balance Sheet:
September 30, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows:
Nine months ended September 30, 2002 and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income:
Three and nine months ended September 30, 2002 and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1 - FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
	(in thousands, except per share amounts)
	(Unaudited)
Revenue
Broadcasting	$97,668	$105,270	$32,760	$32,394
Media services	4,892	4,739	1,779	1,948
Real estate	9,595	9,027	3,090	3,100

	112,155	119,036	37,629	37,442

Costs and expenses
Cost of services sold	50,326	52,208	17,036	17,994
Selling expenses	16,491	15,389	5,920	5,134
General and administrative expenses	33,103	32,208	11,787	10,269
Depreciation and amortization	15,723	18,148	5,806	6,116

	115,643	117,953	40,549	39,513

Income (loss) from operations	(3,488)	1,083	(2,920)	(2,071)
Net gain on derivative instruments	7,592		1,489
Other income, net	7,571	2,508	6,195	629
Equity in operations of equity investees	45	(9)	13	(10)
Interest expense	15,831	13,008	5,408	4,133

Loss from continuing operations before income taxes and extraordinary item	(4,111)	(9,426)	(631)	(5,585)
Provision for federal and state income taxes (benefit)	(1,513)	(3,252)	(213)	(1,919)

Loss from continuing operations before extraordinary item	(2,598)	(6,174)	(418)	(3,666)
Loss from discontinued operations of milling businesses, net of income tax benefit of $269 in 2002 and $173 in 2001	(500)	(327)	(500)

Loss before extraordinary item	(3,098)	(6,501)	(918)	(3,666)
Extraordinary item – loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)

Net loss	$(5,156)	$(6,501)	$(918)	$(3,666)

Loss per share:
From continuing operations	$(0.30)	$(0.72)	$(0.05)	$(0.43)
From discontinued operations	(0.06)	(0.04)	(0.06)	—

Loss before extraordinary item	(0.36)	(0.76)	(0.11)	(0.43)
Extraordinary item	(0.24)

Net loss	$(0.60)	$(0.76)	$(0.11)	$(0.43)

Loss per share assuming dilution:
From continuing operations	$(0.30)	$(0.72)	$(0.05)	$(0.43)
From discontinued operations	(0.06)	(0.04)	(0.06)	—

Loss before extraordinary item	(0.36)	(0.76)	(0.11)	(0.43)
Extraordinary item	(0.24)

Net loss	$(0.60)	$(0.76)	$(0.11)	$(0.43)

Weighted average shares outstanding	8,593	8,569	8,594	8,585
Weighted average shares outstanding assuming dilution	8,593	8,569	8,594	8,585
Dividends declared per share	$0.52	$0.78	$—	$0.52

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30 2002	December 31 2001
	(in thousands, except share and per share amounts)
	(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$8,016	$3,568
Restricted cash	15,146
Receivables, net	27,811	33,081
Prepaid income taxes	13,935	10,760
Prepaid expenses	5,831	4,251
Television and radio broadcast rights	9,155	10,318
Net working capital of discontinued operations		216

Total current assets	79,894	62,194

Marketable Securities, at market value	98,315	97,107

Other Assets
Cash value of life insurance and retirement deposits	13,533	12,403
Television and radio broadcast rights	7,129	1,725
Goodwill, net	189,133	189,133
Investments in equity investees	2,873	2,594
Other	23,888	12,232
Net noncurrent assets of discontinued operations		1,635

	236,556	219,722

Property, Plant and Equipment, net	247,828	244,094

	$662,593	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$4,622	$25,469
Trade accounts payable	4,434	5,490
Accrued payroll and related benefits	8,480	7,616
Television and radio broadcast rights payable	8,708	8,980
Other current liabilities	3,454	5,259

Total current liabilities	29,698	52,814

Long-term Debt, net of current maturities	310,864	261,480

Other Liabilities
Accrued retirement benefits	13,276	12,028
Deferred income taxes	69,242	50,994
Television and radio broadcast rights payable, long-term portion	1,063	1,570
Other liabilities	7,555	6,777

	91,136	71,369

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(47)	(66)
Accumulated other comprehensive income – net of income taxes:
Unrealized gain on marketable securities	63,146	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	153,567	163,191

	230,895	237,454

	$662,593	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	September 30
	2002	2001
	(in thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,156)	$(6,501)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	15,759	19,688
Noncurrent deferred income taxes	17,827	4,402
Net (gain) loss in equity investees	(44)	3,174
Gain on sale of real estate	(5,511)
Increase in fair market value of derivative instruments	(10,228)
Extraordinary item – loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	11,168	11,739
Payments for television and radio broadcast rights	(16,188)	(12,550)
Other	139	13
Change in operating assets and liabilities
Receivables	5,279	9,282
Prepaid income taxes	(3,175)	(10,997)
Prepaid expenses	(1,579)	(3,620)
Cash value of life insurance and retirement deposits	(1,130)	(424)
Other assets	949	(1,008)
Trade accounts payable, accrued payroll and related
benefits and other current liabilities	169	(9,629)
Accrued retirement benefits	1,248	100
Other liabilities	4,604	395

Net cash provided by operating activities	17,395	4,064

Cash flows from investing activities
Proceeds from sale of discontinued milling business assets	2,800	49,910
Proceeds from sale of property, plant and equipment	13,210	213
Restricted cash	(15,146)
Purchase of property, plant and equipment	(30,892)	(31,903)
Investments in equity investees		(2,736)

Net cash provided by (used in) investing activities	(30,028)	15,484

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,474)	5,107
Borrowings under borrowing agreements and mortgage loans	268,131	37,000
Payments on borrowing agreements and mortgage loans	(233,039)	(47,632)
Payment of deferred loan costs	(5,090)
Retirement of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21	1,249
Cash dividends paid	(4,468)	(6,686)

Net cash provided by (used in) financing activities	17,081	(17,637)

Net increase in cash and short-term cash investments	4,448	1,911
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$8,016	$2,186

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
	September 30		September 30
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Net loss	$(5,156)	$(6,501)	$(918)	$(3,666)
Other comprehensive income:
Cumulative effect of accounting change, net of income tax benefit of $489		(907)
Unrealized gain (loss) on marketable securities	1,209	(7,791)	1,343	2,077
Effect of income taxes	(423)	2,727	(470)	(726)
Net gain (loss) on interest rate swap	835	(2,563)		(1,386)
Effect of income taxes	(292)	897		484
Loss on settlement of interest rate swap reclassified to operations, net of income tax benefit of $923	1,713

Comprehensive loss	$(2,114)	$(14,138)	$(45)	$(3,217)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, Fisher Mills Inc., and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have access to and have read the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.	Discontinued operations

During 2001 substantially all of the assets and working capital used in the Company’s flour milling and food distributions operations were sold. In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During the quarter ended September 30, 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $500,000, net of taxes.

3.	Sales of real estate

In September 2002, certain property used in the Company’s real estate operations located on Lake Union in Seattle (“Lake Union Property”) was sold. Net proceeds from the sale were $12,834,000.

The Company intends to use proceeds from the sales of the Lake Union Property and the Portland Property to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales have been deposited with a Qualified Intermediary (“Intermediary”), which will disburse the funds for payment of qualifying construction expenditures. As a result, under provisions of the Internal Revenue Code, income taxes amounting to approximately $2,500,000 resulting from the sales have been deferred. At September 30, 2002, restricted cash represents $15,146,000 on deposit with the Intermediary that is intended for use in funding Fisher Plaza construction through February 2003.

4.	Derivative instruments

On March 21, 2002 the Company entered into a variable forward sales transaction (“Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction will be considered a derivative and, as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness. As of September 30, 2002 the derivative portion of the Forward Transaction had a fair market value of $11,682,000, which is reported in other assets in the accompanying financial statements. Changes in the fair value of the Forward Transaction are included in net gain on derivative instruments in the accompanying financial statements. The amount available under the Forward Transaction is dependent on interest rates. The Company presently has authority from its board of directors to borrow proceeds of up to $70,000,000. As of September 30, 2002, $58,715,000, including accrued interest of $1,934,000, was outstanding under the Forward Transaction. Subsequent to September 30 the Company borrowed an additional $8,000,000.

The broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate on a portion of its floating rate debt at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization). The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the floating rate debt, until termination of the interest rate swap agreement in March 2004. As of September 30, 2002, the fair market value of the swap agreement declined $1,454,000 since inception in March 2002. Changes in the fair market value of the swap agreement are included in net gain on derivative instruments in the accompanying financial statements.

5.	Television and radio broadcast rights and other commitments

The Company acquires television and radio broadcast rights, and has commitments under license agreements amounting to $77,908,000 for future rights to broadcast television and radio programs through 2008, and $12,000,000 in related fees. As these programs will not be available for broadcast until a future date, they have been excluded from the financial statements. In addition, the Company has commitments under a Joint Sales Agreement totaling $14,266,000 through 2007.

6.	Income (loss) per share

Income (loss) per share is computed as follows:

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
	(Unaudited)
Weighted average common shares outstanding during the period	8,592,818	8,568,799	8,594,060	8,585,091

Loss from continuing operations	$(2,598)	$(6,174)	$(418)	$(3,666)
Loss from discontinued operations of milling businesses, net of income tax benefit	(500)	(327)	(500)

Loss before extraordinary item	(3,098)	(6,501)	(918)	(3,666)
Extraordinary item, net of income tax benefit	(2,058)

Net loss	$(5,156)	$(6,501)	$(918)	$(3,666)

Loss per share:
From continuing operations	$(0.30)	$(0.72)	$(0.05)	$(0.43)
From discontinued operations	(0.06)	(0.04)	(0.06)

Loss before extraordinary item	(0.36)	(0.76)	(0.11)	(0.43)
Extraordinary item	(0.24)

Net loss	$(0.60)	$(0.76)	$(0.11)	$(0.43)

Loss per share assuming dilution:
From continuing operations	$(0.30)	$(0.72)	$(0.05)	$(0.43)
From discontinued operations	(0.06)	(0.04)	(0.06)

Loss before extraordinary item	(0.36)	(0.76)	(0.11)	(0.43)
Extraordinary item	(0.24)

Net loss	$(0.60)	$(0.76)	$(0.11)	$(0.43)

The dilutive effect of 1,474 restricted stock rights and options to purchase 442,933 shares are excluded for the nine month and three month periods ended September 30, 2002 because such rights and options were anti-dilutive. The dilutive effect of 4,422 restricted stock rights and options to purchase 456,393 shares are excluded for the nine month and three month periods ended September 30, 2001 because such rights and options were anti-dilutive.

7.	Segment information

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

Identifiable assets for each segment are as follows:

	September 30 2002	December 31 2001
Broadcasting	$337,637	$340,638
Media services	102,823	62,936
Real estate	86,825	93,328
Corporate, eliminations and other	135,308	124,364

Continuing operations	662,593	621,266
Discontinued operations—net		1,851

	$662,593	$623,117

Income (loss) from operations for each segment are as follows:

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
Broadcasting	$2,421	$5,661	$(773)	$(344)
Media services	(1,950)	(1,530)	(532)	(1,092)
Real estate	2,797	3,212	797	1,107
Corporate, eliminations and other	(6,756)	(6,260)	(2,412)	(1,742)

	$(3,488)	$1,083	$(2,920)	$(2,071)

8.	Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption the Company ceased amortizing goodwill. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. The Company has determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 the Company completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. The Company’s judgments regarding the existence of impairment indicators include: the Company’s assessment of the impacts of legal factors and market and economic conditions; the results of the Company’s operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of the Company’s business; and availability of sources of funding to conduct the Company’s principal operations. In the future, it is possible that such assessments could cause the Company to conclude that impairment indicators exist and that certain assets are impaired. The aggregate carrying value of the Company’s goodwill is $189 million as of September 30, 2002. The Company plans to complete its annual test for impairment of goodwill during the fourth quarter of 2002.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the nine- and three-month periods ended September 30, 2001 if FAS 142 had been adopted effective in 2001.

	Nine months ended September 30 2001	Three months ended September 30 2001
Net loss	$(6,501)	$(3,666)
Goodwill amortization, net of income tax benefit	2,549	846

Pro forma net income (loss)	$(3,952)	$(2,820)

Net loss per share:
Basic	$(0.76)	$(0.43)
Assuming dilution	$(0.76)	$(0.43)
Pro forma net income (loss) per share:
Basic	$(0.46)	$(0.33)
Assuming dilution	$(0.46)	$(0.33)

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

In July 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is permitted. During the quarter ended September 30, 2002 the Company applied the provisions of FAS 146 and recorded a charge amounting to approximately $600,000 in connection with a change in location of the Seattle Radio operations.

9.	Subsequent events

On October 17, 2002, the broadcasting subsidiary entered into a non-binding letter of intent from a buyer interested in acquiring substantially all of the assets and assuming programming liabilities of television stations WFXG-TV, Augusta, Georgia and WXTX-TV, Columbus, Georgia. The transaction is subject to negotiation of a purchase and sale agreement, completion of due diligence, and FCC consent to assignment of the licenses. If a transaction is concluded, the broadcasting subsidiary may incur a loss of approximately $17 million. The net proceeds from a sale, after income taxes, will be used to reduce debt. A previous proposed sale reported in August did not materialize.

On October 25, 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. The transaction resulted in a gain of approximately $2,200,000 net of income tax effects. Net proceeds from the sale, after income taxes, will be used to reduce debt.

On November 8, 2002 the Company announced that it has retained Goldman, Sachs & Co. as financial advisor to assist in reviewing its strategic alternatives.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the three- and nine-month periods ended September 30, 2002 compared with the similar period in 2001.

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

In May 2002, the broadcasting subsidiary entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO-AM for the 2003 through 2008 baseball seasons. In this regard, the broadcasting subsidiary has incurred certain selling, promotional, and other costs prior to recognizing revenue under the Rights Agreement.

In September 2002, certain property used in the Company’s real estate operations located on Lake Union in Seattle (“Lake Union Property”) was sold. Net proceeds from the sale were $12,834,000. Also in September, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000.

The Company intends to use proceeds from the sales of the Lake Union Property and the Portland Property to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales have been deposited with a Qualified Intermediary (“Intermediary”), which will disburse the funds for payment of qualifying construction expenditures. As a result, under provisions of the Internal Revenue Code, income taxes amounting to approximately $2,500,000 resulting from the sales have been deferred.

On October 17, 2002, the broadcasting subsidiary entered into a non-binding letter of intent from a buyer interested in acquiring substantially all of the assets and assuming certain liabilities of television stations WFXG-TV, Augusta, Georgia and WXTX-TV, Columbus, Georgia. The transaction is subject to negotiation of a purchase and sale agreement, completion of due diligence, and FCC consent to assignment of the licenses. If a transaction is concluded, the broadcasting subsidiary may incur a loss of approximately $17 million. The net proceeds from a sale, after income taxes, will be used to reduce debt. A previous proposed sale reported in August did not materialize. The terms of the proposed sale of the Georgia television stations have not yet been finalized and the Company and the proposed buyer of the Georgia television stations may be unable to reach agreement on final terms or may reach agreement on terms, including the purchase price, that are substantially different from the terms contained in the non-binding letter of intent.

On October 25, 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. The transaction resulted in a gain of approximately $2,200,000 net of income tax effects. Net proceeds from the sale will be used to reduce debt.

On November 8, 2002 the Company announced that it has retained Goldman, Sachs & Co. as financial advisor to assist in reviewing its strategic alternatives.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. We have completed the first step of the transitional impairment test for goodwill and found no impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. Our judgments regarding the existence of impairment indicators include: our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired. The aggregate carrying value of our goodwill is $189 million as of September 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the nine months ended September 30, 2002 showed a consolidated loss of $5,156,000 including an extraordinary loss item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Results for the nine months ended September 30, 2002 also included the after tax effects of net gain on derivative instruments amounting to $4,787,000, gain from sale of real estate located on Lake Union in Seattle amounting to $3,475,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000. Net loss for the nine months ended September 30, 2001 was $6,501,000, including a loss of $327,000 from discontinued operations of milling businesses.

Operating results for the three months ended September 30, 2002 showed a consolidated loss of $918,000. Third quarter results include the after tax effects of net gain on derivative instruments amounting to $938,000, gain from sale of real estate located on Lake Union in Seattle amounting to $3,475,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000. Net loss for the three months ended September 30, 2001 was $3,666,000.

Revenue

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$97,668,000	-7.2%	$105,270,000	$32,760,000	1.1%	$32,394,000
Media services	4,892,000	3.2%	4,739,000	1,779,000	-8.7%	1,948,000
Real estate	9,595,000	6.3%	9,027,000	3,090,000	-.3%	3,100,000

Consolidated	$112,155,000	-5.8%	$119,036,000	$37,629,000.5%		$37,442,000

Broadcasting revenue declined $7,602,000 during the nine months ended September 30, 2002, compared with the same period of 2001, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network. Television revenues, net of agency commissions, were down 10%. Net revenue from radio operations declined less than 1%.

Based on information published by Miller, Kaplan, Arase & Co. (Miller Kaplan), during the nine-month period ended September 30, 2002, revenue for the overall Seattle television market declined 6%, and revenue for the overall Portland television market increased 2%. Our Seattle and Portland television stations experienced revenue declines of 18% and 8%, respectively, during the nine-month period. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were contributing factors. We also believe that KOMO TV in Seattle was impacted by the popularity of the Seattle Mariners baseball team, whose games are broadcast on a competing station. Our smaller market television operations experienced mixed revenue results with the Oregon and Idaho stations reporting increased revenue and the Washington and Georgia station groups reporting declines.

Our radio operations also reported mixed revenue results during the first nine months of 2002. Local and national revenues for our Seattle radio operations declined 10% during the nine-month period due, in part, to a decline in ratings, while local and national revenues at our Portland radio stations increased 22% due, in part, to improving ratings. Miller Kaplan reported that local and national radio revenues for the Seattle and Portland radio markets declined 6% and .4%, respectively, during the same period. Nine-month revenue at our small market radio stations in Eastern Washington and Montana increased 6%.

Third quarter 2002 broadcasting revenue increased $366,000, compared with the same period of last year. Net television and radio revenues were each up 1%.

Revenue at our Seattle television station declined 7% during the third quarter. Revenue at our Portland television station increased 3% during the quarter. Our smaller market television operations experienced revenue increases ranging from 2% to 27%.

The increase in revenue for the media services segment for the nine months ended September 30, 2002 is principally due to revenues from program production and development at Fisher Entertainment, and revenue from Fisher Plaza. Revenue from Fisher Pathways declined 42% during the nine-month period and 40% during the third quarter ended September 30, 2002, compared with the same periods last year, due to a decline in demand for our satellite transmission services.

The increase in real estate revenue is primarily due to rents from the Fisher Industrial Technology Center (Fisher ITC) located in Auburn, Washington, which was 72% occupied during 2002. Fisher ITC was in lease-up phase during 2001, with the first tenant taking occupancy in May of that year. The revenue increase attributable to Fisher ITC was partially offset by absence of revenue from the Lake Union properties sold in September 2002, amounting to $115,000, and by vacancies at other properties.

Cost of services sold

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$46,087,000	-6.1%	$49,091,000	$15,400,000	-6.3%	$16,439,000
Media services	2,514,000	27.3%	1,975,000	1,029,000	-6.6%	1,102,000
Real estate	1,725,000	51.0%	1,142,000	607,000	34.0%	453,000

Consolidated	$50,326,000	-3.6%	$52,208,000	$17,036,000	-5.3%	$17,994,000
Percentage of revenue	44.9%		43.9%	45.3%		48.1%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming, operating costs of the businesses in the media services segment, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a reduction in operating expenses at the broadcasting segment for the first nine months of 2002, compared with the same period of 2001. The largest decline was in salaries and related expenses due to staff reduction; however, many other operating expenses in the segment declined.

Operating expenses in the media services segment increased during the nine-month period ended September 30, 2002 as additional costs were incurred in connection with growth, with the largest increase at Fisher Plaza, where certain costs were deferred during 2001. Third quarter operating expenses remained relatively flat, except for a decline in costs associated with the decline in revenue at Fisher Pathways.

The real estate segment experienced increased operating costs in several categories, including repairs and maintenance, energy and utilities, and insurance. In addition, certain operating costs relating to Fisher ITC were capitalized during the first nine months of 2001 as the facility was in lease-up phase. Expense savings relating the Lake Union properties sold in September 2002 amounted to approximately $50,000.

Selling expenses

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$16,222,000	5.9%	$15,325,000	$5,878,000	15.4%	$5,094,000
Media services	269,000		64,000	42,000	5.0%	40,000

Consolidated	$16,491,000	7.2%	$15,389,000	$5,920,000	15.3%	$5,134,000
Percentage of revenue	14.7%		12.9%	15.7%		13.7%

Emphasis on expense control and reduced revenue at the broadcasting segment was offset by costs incurred at Seattle Radio operations in connection with a Joint Sales Agreement that became effective March 2002 and additional sales personnel related to the Rights Agreement to broadcast Seattle Mariners baseball games on KOMO-AM.

Selling expenses at the media services segment increased during the first nine months compared with the same period last year, due to efforts to increase revenue growth at Fisher Pathways and at Civia, Inc. Third quarter 2002 selling expenses were unchanged compared with 2001, as selling efforts at Civia, Inc. were curtailed.

General and administrative expenses

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$22,329,000	5.8%	$21,099,000	$8,372,000	29.9%	$6,445,000
Media services	2,391,000	-22.4%	3,081,000	455,000	-70.0%	1,517,000
Real estate	1,810,000	-4.4%	1,894,000	613,000.8%		608,000
Corporate, eliminations & other	6,573,000	7.2%	6,134,000	2,347,000	38.1%	1,699,000

Consolidated	$33,103,000	2.8%	$32,208,000	$11,787,000	14.8%	$10,269,000
Percentage of revenue	29.5%		27.1%	31.3%		27.4%

Higher costs of medical benefits, increased bad debt expense, and a charge amounting to approximately $600,000 in connection with a change in location of the Seattle Radio operations (See Note 8 to the Condensed Consolidated Financial Statements) resulted in expense increases in the broadcasting segment during the third quarter and nine month period.

In the media services segment, expense reductions resulting from curtailment of activities at Civia, Inc. were partially offset by increased personnel and related costs at Fisher Entertainment and the corporate group.

A number of expense reductions at the corporate segment during 2002 were offset by increased insurance expense, charitable contributions, and accruals for severance and outplacement costs resulting from staff reductions.

Depreciation and amortization

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$10,609,000	-24.7%	$14,094,000	$3,882,000	-18.4%	$4,759,000
Media services	1,668,000	45.0%	1,150,000	786,000	106.2%	381,000
Real estate	3,264,000	17.5%	2,778,000	1,075,000	15.2%	932,000
Corporate, eliminations & other	182,000	44.3%	126,000	63,000	44.8%	44,000

Consolidated	$15,723,000	-13.4%	$18,148,000	$5,806,000	-5.1%	$6,116,000
Percentage of revenue	14.0%		15.2%	15.4%		16.3%

The decline in depreciation and amortization at the broadcasting segment is primarily due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $3,892,000 during the first nine months of 2001 and $1,292,000 during the third quarter of 2001. Depreciation expense remained relatively constant except for additional depreciation relating to a change in location of the Seattle Radio operations.

The increase in depreciation in the media services segment is attributable to operations of Fisher Plaza and Civia, Inc. Depreciation on a portion of Fisher Plaza did not begin in the first half of 2001 as the project was not substantially complete.

The increase in depreciation in the real estate segment is primarily attributable to Fisher ITC, which was 72% leased in 2002, but was vacant until May of 2001.

Income (Loss) from operations

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Broadcasting	$2,421,000	-57.2%	$5,661,000	$(773,000)	-124.9%	$(343,000)
Media services	(1,950,000)	-27.4%	(1,530,000)	(532,000)	-51.3%	(1,092,000)
Real estate	2,797,000	-12.9%	3,212,000	797,000	-28.1%	1,107,000
Corporate, eliminations & other	(6,756,000)	-7.9%	(6,260,000)	(2,412,000)	-38.3%	(1,743,000)

Consolidated	$(3,488,000)		$1,083,000	$(2,920,000)	-40.9%	$(2,071,000)

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, net gain on derivative instruments and other income, net, have not been included, and interest expense, income taxes and unusual items have not been deducted.

Net gain on derivative instruments

Nine months ended September 30		Three months ended September 30
2002	2001	2002	2001
$7,592,000	$-0-	$1,489,000	$-0-

Net gain on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $11,682,000 in the first nine months of 2002 and $2,005,000 in the third quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $1,454,000 in the first nine months and $516,000 in the third quarter of 2002 (See Note 4 to the Condensed Consolidated Financial Statements). The net gain for the nine months ended September 30, 2002 also includes a realized loss amounting to $2,636,000 from termination, in March, of an interest rate swap agreement.

Other income, net

Nine months ended September 30			Three months ended September 30
2002	% Change	2001	2002	% Change	2001
$7,571,000		$2,508,000	$6,195,000		$629,000

Other income, net includes gains from sale of real estate, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. In September 2002, certain property used in the Company’s real estate operations located on Lake Union in Seattle was sold. Gain on the sale was $5,511,000 ($3,475,000 after income tax effects).

Interest expense

Nine months ended September 30			Three months ended September 30
2002	% Change	2001	2002	% Change	2001
$15,831,000	21.7%	$13,008,000	$5,408,000	30.9%	$4,133,000

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under interest rate swap agreements. The increases in 2002 interest expense, compared with 2001, are attributable to higher amounts borrowed during 2002, partially offset by lower interest rates. Interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project. Interest capitalized during the nine months ended September 30, 2002 and 2001 amounted to $1,701,000 and $1,569,000, respectively. Interest capitalized during the three months ended September 30, 2002 and 2001 amounted to $674,000 and $422,000, respectively.

Provision for federal and state income taxes (benefit)

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
	$(1,513,000)		$(3,252,000)	$(213,000)		$(1,919,000)
Effective tax rate	36.8%		34.5%	33.8%		34.4%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Extraordinary item, net of income tax benefit

Nine months ended September 30		Three months ended September 30
2002	2001	2002	2001
$(2,058,000)	$-0-	$-0-	$-0-

We repaid certain loans in March 2002 and, as a result, wrote off deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

Nine months ended September 30		Three months ended September 30
2002	2001	2002	2001
$3,041,000	$(7,637,000)	$872,000	$449,000

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes. During the nine- and three-month periods ended September 30, 2002 the value of our marketable securities increased $1,208,000 and $786,000, respectively, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation common stock. The per share market price of SAFECO Corporation common stock was $32.88 at December 31, 2000, $29.50 at June 30, 2001, $30.33 at September 30, 2001, $31.15 at December 31, 2001, $30.89 at June 30, 2002, and $31.78 at September 30, 2002.

During the period from January 1 through March 21, 2002 we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt, the swap agreement was terminated and the remaining negative fair market value ($1,713,000 net of tax benefit) was reclassified to operations.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

As of September 30, 2002 we had working capital of $50,196,000, including cash and short-term cash investments totaling $8,016,000 and cash restricted for construction of Fisher Plaza amounting to $15,146,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund significant real estate project development activities. As of September 30, 2002, approximately $26,000,000 is available under existing credit facilities.

On October 25, 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. The transaction resulted in a gain of approximately $2,200,000 net of income tax effects. Net proceeds from the sale will be used to reduce debt.

Net cash provided by operating activities during the nine months ended September 30, 2002 was $17,395,000. Net cash provided by operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $30,028,000, primarily for purchase of property, plant and equipment (including for the Fisher Plaza project). Net cash provided by financing activities was $17,102,000, comprised of borrowings under borrowing agreements and mortgage loans of $268,131,000 less payments of $233,039,000 on borrowing agreements and mortgage loans, as two prior credit facilities were repaid from proceeds from new credit facilities, payments on notes payable of $8,474,000, payment of deferred loan costs of $5,090,000 paid in connection with obtaining new credit facilities, and cash dividends paid to stockholders totaling $4,468,000 or $.52 per share. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

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

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States engages in foreign hostilities or in the event there is a terrorist attack against the United States. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programing if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

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

The Federal Communications Commission (“FCC”) is currently considering whether to modify its national and local television ownership limitations, as well as its local radio ownership limitations. We cannot predict what action the FCC will take. If the FCC adopts proposals to allow large broadcast groups to expand further their ownership on a national basis, to permit a single entity to own more than one station in markets with fewer independently owned stations, or to allow radio operators to increase their level of ownership in local markets, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting.

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

Approximately $189 million, or 29% of our total assets as of September 30, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill was tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 we completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. Our judgments regarding the existence of impairment indicators include: our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired which, would harm our operating results.

Our restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We continue to implement a restructuring of our corporate enterprise with the objective of allowing greater functional integration of core competencies and improving operational efficiencies. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our company will be able to fully integrate our broadcast communications, media services and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs, which we are unable to predict at this time.

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

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could harm the region’s economy, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes and power outages.

Our development, ownership and operation of real property is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the properties and the availability of space in other competing properties. We have developed the second building at Fisher Plaza, which entailed significant investment by us. The softened economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could harm our operating results. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Several of our properties are leased to tenants that occupy substantial portions of such properties and the departure of one or more of them or the inability of any of them to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could harm our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our revenue, cash flow and earnings.

We are a 2.4% stockholder of the common stock of SAFECO Corporation. If SAFECO reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

Antitrust law and other regulatory considerations could prevent or delay expansion of our business or adversely affect our revenues.

The completion of any future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon a transaction opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

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

We periodically engage in new business ventures, which may adversely affect our operating results.

While Fisher Broadcasting has created programming in the past, we do not have significant experience in the creation of programming on the scale contemplated by Fisher Entertainment. Factors that could harm the results of Fisher Entertainment include competition from existing and new competitors, as well as related performance and price pressures, potential difficulties in relationships with cable and television networks, failure to obtain air time for the programming produced and the changing tastes and personnel of the acquirers of programming. There are many inherent risks in new business ventures such as Fisher Entertainment and Civia, Inc., including startup costs, performance of certain key personnel, the unpredictability of audience tastes, and product or service acceptance.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as management deems appropriate.

As of September 30, 2002, our fixed rate debt totaled $125,325,000. The fair value of our fixed-rate debt is estimated to be approximately $1,506,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of September 30, 2002, amounted to $2,952,000.

We also had $189,957,000 in variable-rate debt outstanding as of September 30, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,204,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. As of September 30, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $4,790,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $176,000 as of September 30, 2002. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are reported in net gain on derivative instruments in the accompanying Condensed Consolidated Financial Statements.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of September 30, 2002 was $98,315,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation common stock. As of September 30, 2002, these shares represented 2.4% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $9,831,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of September 30, 2002, 3,000,000 shares of SAFECO Corporation common stock owned by the company were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of September 30, 2002 the derivative portion of the Forward Transaction had a fair market value of $11,682,000, which is included in net gain on derivative instruments in the accompanying Condensed Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $7,000,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $350,000, and a hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $750,000.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2.  Changes in Securities and Use of Proceeds

On September 11, 2002, the board of directors passed a resolution to amend the Company’s Bylaws to reduce the number of members on the Company’s Board of Directors from fourteen to eleven.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective October 23, 2002, Robin J. Campbell Knepper resigned from the board of directors of Fisher Communications, Inc. No replacement for Ms. Knepper has been selected at the time of this report. Ms. Knepper resigned for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1	Bylaws

10.1
First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto.

10.2
First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

A report on Form 8-K dated July 3, 2002 was filed with the Commission on July 5, 2002 announcing that the Company’s Board of Directors had voted to suspend payment of the Company’s quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
                (Registrant)

Dated:	November 14, 2002	/s/ David D. Hillard
David D. Hillard Senior Vice President and Chief Financial Officer

Section 302 Certification
Quarterly Report on Form 10-Q

I, William W. Krippaehne, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Fisher Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ William W. Krippaehne, Jr.
William W. Krippaehne, Jr. President, Chief Executive Officer

Section 302 Certification
Quarterly Report on Form 10-Q

I, David D. Hillard, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Fisher Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ David D. Hillard
David D. Hillard Senior Vice President, Chief Financial Officer