Form 10-K
period 2002-12-31
FISHER COMMUNICATIONS INC
filed 2003-03-25
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State of Incorporation)	(IRS Employer Identification No.)

1525 One Union Square 600 University Street, Seattle, Washington	98101-3185
(Address of principal executive offices)	(Zip Code)

(206) 404-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes  ☒     No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2001, based on the last sale price reported on the Nasdaq National Market as of June 28, 2002, was approximately $349,157,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2003 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,594,060

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2003, are incorporated by reference under Part III of this Report.

PART I

ITEM 1.    BUSINESS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the section entitled “Additional Factors that May Affect Our Business, Financial Condition and Future Results” below and elsewhere in this annual report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

COMPANY DESCRIPTION

Fisher Communications, Inc. is a communications and media company currently comprised of three subsidiaries: Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. We are focused primarily on broadcasting. In 2001 Fisher Media Services Company was formed to develop and manage our other media businesses: Fisher Entertainment, a producer and distributor of content for cable and television; Fisher Pathways, offering satellite transmission services; and Fisher Plaza, a digital communications hub facility that houses and serves an array of communications and media clients. We also currently maintain commercial real estate assets through our subsidiary, Fisher Properties Inc.

In 2003 we plan to streamline our Company by merging Fisher Broadcasting Company into the parent company, Fisher Communications, discontinuing the operations of Fisher Properties Inc., and selling the remaining commercial real estate assets held by Fisher Properties and its property management operations. In addition we expect to discontinue the operations of Fisher Media Services Company by selling, absorbing into our broadcasting operations, or shutting down the businesses that comprise that segment, including Fisher Entertainment, Fisher Pathways, and Civia, Inc. We intend for ownership and day-to-day management of Fisher Plaza to be transferred from Fisher Media Services Company to Fisher Communications, Inc.

We own and operate eleven network-affiliated television stations (and own a 50% interest in a company that owns a twelfth television station), and also own and operate 29 radio stations. We also sell advertising for an FM station under a joint sales agreement. The television and radio stations are located principally in Washington, Oregon, Idaho, and Montana. We own two Fox-affiliated television stations located in Augusta and Columbus, Georgia, and have entered into an agreement to sell both of these stations. Seattle and Portland are our two largest markets for both television and radio (ranked 12th and 23rd; and 14th and 24th, respectively, based on Designated Market Area rankings by Nielsen Media Research and Arbitron, Inc., respectively). Our television stations reach nearly 4,000,000 households (approximately 4% of U.S. television households) according to Nielsen Media Research. Our radio stations represent the 29th largest radio group in the U.S. in terms of revenue.

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. As of December 31, 2002, we had 1,071 full-time employees. As used in this annual report, unless the context requires otherwise, when we say “we,” “us,” “our,” “Fisher” or the “Company” we are referring to Fisher Communications, Inc. and its consolidated subsidiaries. Note 11 to the consolidated financial statements contains information regarding our industry segments for the years ended December 31, 2002, 2001, and 2000. Financial performance of the Company is reported in three operating segments: broadcasting, media services, and real estate.

In 2001 we changed our name from Fisher Companies Inc. to Fisher Communications, Inc. and listed on the Nasdaq National Market to increase visibility for the Company and facilitate trading for shareholders.

COMPANY STRATEGY

Fisher’s goal is to be a strong regional communications and media company, with a primary focus on television and radio broadcasting. Our strategy includes the following components:

Continuing to restructure our corporate enterprise to concentrate on our core businesses.    We began our restructuring in 2001 by changing our name from Fisher Companies Inc. to Fisher Communications, Inc., by restructuring Fisher Broadcasting, and by selling the assets of our legacy flour milling business, Fisher Mills Inc. Beginning in 2001, we began a process of selling the commercial real estate assets of Fisher Properties and we plan to complete this process in 2003. In 2003 we also intend to reorganize our internal corporate structure so that the operations and assets of Fisher Broadcasting become part of the parent company, Fisher Communications. Fisher Broadcasting currently holds our radio and television stations and related assets. We also plan to consolidate into the parent or sell the operations and assets of Fisher Media Services. Fisher Media Services currently produces and provides programming through Fisher Entertainment, offers content distribution and media transmission services through Fisher Pathways and owns and operates Fisher Plaza, a digital communications hub facility located in Seattle. The purpose of this restructuring is to enable us to focus on our objective of becoming a company that fully integrates broadcast communications and media services operations.

Increasing our revenue base.    We are seeking to increase our revenue base. A key part of this strategy is to produce quality local programming that includes talent and features not available on competing stations and to develop formats that help create strong and enduring market positions. Two important, and interrelated, examples of this strategic focus are the decision in April 2002 to sign a six-year agreement with the Baseball Club of Seattle for play-by-play broadcasts of Seattle Mariners baseball on KOMO AM and our decision to change KOMO AM to an all-news format. We signed the agreement to broadcast Seattle Mariners baseball in large part because we believe that our local and regional radio and television interests parallel the fan base of Seattle Mariners baseball. We also changed the format of KOMO AM to all-news because we believe, based on our research, that this format will help create additional value, in terms of ratings, share, and cume (total number of people listening), from our Mariners’ programming through audience “recycling” into adjacent time periods on KOMO AM and to complementary assets such as our other Seattle stations, KOMO TV, KVI AM, and KPLZ FM.

Fisher Plaza represents another major investment in our operations and an important source of additional revenue for the Company. Fisher Plaza is a digital communications hub facility for the creation, aggregation, transmission and distribution of media (audio, video, still images, and text) through multiple channels, including satellite, television, cable, radio and terrestrial wired and wireless telecommunications. Fisher Plaza is also designed to serve as a community for media and communications enterprises, which has made it a convergence point for content creation and distribution that we believe meets the demands of today’s businesses and consumers. KOMO TV and our three Seattle radio stations now reside at Fisher Plaza and we seek to produce a return on our total investment by offering and leasing office and technology space at Fisher Plaza to companies with similar technological requirements.

Finally, we are seeking to expand our cross selling of broadcast advertising within markets in which we own one or more television and radio stations and within the Northwest region. The objective of this effort is to better serve our advertising clients and increase the efficiency and effectiveness of our sales efforts.

Streamlining Operations and Controlling Expenses.    We expect that by restructuring we will be better able to streamline our operations and control expenses, principally by making the supporting processes and management of our broadcasting business as efficient as possible. We are in the process of initiating an upstream merger of Fisher Broadcasting Company into Fisher Communications. This consolidation will entail the transfer of some personnel and functions to corporate and others into the various operating units. In addition, Fisher’s corporate functions will move from downtown Seattle to Fisher Plaza.

We expect to discontinue operations at Fisher Properties and Fisher Media Services during 2003. We also expect to sell the remaining two commercial properties at Fisher Properties, West Lake Union Center and Fisher Business Center, plus the property management operation, by the end of the year. The remaining media services businesses, including Fisher Entertainment, Fisher Pathways, and Civia, will be sold or absorbed into broadcasting operations. Ownership and day-to-day management of Fisher Plaza will be moved from Fisher Media Services Company to Fisher Communications.

We believe Fisher Plaza may enable us to achieve operational efficiencies for our broadcast properties. For example, we have already combined our Seattle radio and television news gathering and production operations at Fisher Plaza.

Selling Selected Assets.    In November of 2001, we announced the intended sale of Fisher Properties commercial real estate portfolio. When early in 2002 it became evident that offers for the portfolio of assets were below the value we believed appropriate, we began considering offers for individual properties. To date, we have sold the four Seattle Lake Union properties, including the Marina Mart Moorages, the Fisher Industrial Park, the PNE Building, and the Fisher Commerce Center in Kent, Washington, and Fisher’s Industrial Technology Center in Auburn, Washington. All these sales have been at prices commensurate with our original expectations. Two properties remain to be sold: Fisher Business Center in Lynnwood, Washington and Westlake Union Center in Seattle.

In January 2003, we announced the signing of an agreement to sell Fisher’s two Fox-affiliated Georgia television stations: WFXG in Augusta and WXTX in Columbus. Upon closing of the sale, all of Fisher’s broadcasting stations will be located in Washington, Oregon, Idaho, and Montana. In February 2003, we sold our common stock holdings of the Weyerhaeuser Company and Terabeam Corporation. With these transactions and additional sales of selected assets, our goal is to reduce our long-term debt by approximately one half during 2003.

Expanding relationships with customers and audience by distributing content through additional channels.    We are developing new opportunities for creating, aggregating and distributing content through non-broadcast media channels. We are co-developing ways to re-purpose and more fully utilize the content generated by our broadcast operations by delivering it through alternative media channels such as the Internet, cell phones, and web-enabled personal digital assistants. The goal of these efforts is to enable us to deliver highly localized and personalized information that will deepen the trust and loyalty of our audiences.

TELEVISION AND RADIO STATIONS

Our broadcasting operations are conducted through Fisher Broadcasting Company (“Fisher Broadcasting”), a Washington corporation. Fisher Communications, Inc. owns all the outstanding capital stock of Fisher Broadcasting. Fisher’s radio and television stations employed 988 full-time employees as of December 31, 2002.

TELEVISION

The following table sets forth certain information regarding our television stations.

Station	Market Area	DMA(1) Rank	Network Affiliation	Analog Channel/ Frequency(2)	Average Audience Share(3)	Rank in Market(3)
KOMO	Seattle-Tacoma, WA	12	ABC	4/VHF	12%	2
KATU	Portland, OR	23	ABC	2/VHF	12.5%	3
WFXG	Augusta, GA	113	FOX	54/UHF	8%	3
KVAL(4)	Eugene, OR	123	CBS	13/VHF	16%	1
KCBY(4)	Coos Bay, OR	123	CBS	11/VHF	16%	1
KPIC(4)(5)	Roseburg, OR	123	CBS	4/VHF	16%	1
KBCI	Boise, ID	124	CBS	2/VHF	9%	3
KIMA(6)	Yakima, WA	127	CBS	29/UHF	11%	1
KEPR(6)	Pasco/Richland/Kennewick, WA	127	CBS	19/UHF	11%	1
KLEW	Lewiston, ID	NA(7)	CBS	3/VHF	NA (7)	NA	(7)
WXTX	Columbus, GA	126	FOX	54/UHF	6%	3
KIDK	Idaho Falls-Pocatello, ID	165	CBS	3/VHF	12%	2

(1)	Designated Market Area (“DMA”) represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share (Nielsen Media Research).

(2)	VHF refers to very high frequency band (channels 2-13) of the spectrum. UHF refers to ultrahigh frequency band (channels above 13) of the spectrum. In addition, each of these stations has been allocated a digital channel television frequency.

(3)	6 a.m. – 2 a.m. per Nielsen Media Research average ratings February, May, July, and November 2002.

(4)	Since KVAL+ no longer subscribes to Nielsen Media Research, station ranking is for three-station group designated as KVAL+ by Nielsen Media Research as of May 2002.

(5)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(6)	Station ranking is for two-station group designated as KIMA+ by Nielsen Media Research.

(7)	Although included as part of the Spokane, WA DMA, KLEW primarily serves the Lewiston, ID, Clarkston, WA audience that is only a small portion of the Spokane DMA.

General Overview

Commercial television broadcasting began in the United States on a regular basis in the 1940s. The Federal Communications Commission (“FCC”) grants licenses to build and operate broadcast television stations, and currently, a limited number of channels are available for television broadcasting in any one geographic area. Television stations that broadcast over the VHF band generally have some competitive advantage over those that broadcast over the UHF band (channels above 13) because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

There are approximately 107 million U.S. television households of which approximately 74 million are wired cable households and a total of approximately 86 million receive television via cable or an alternative delivery service. (Alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems.) Overall household television viewing has risen to nearly 54 hours per week. The average home receives 102.1 channels and views 14.8 channels for 10 or more continuous minutes per week (Nielsen Television Index).

Television stations primarily receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities.

Broadcast television stations’ relative high fixed costs of operation and heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. Occurrences outside our control can adversely affect advertising revenues. For example, Fisher Broadcasting has experienced declines in advertising revenue because of events such as declines in the national, regional, or local economy, employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of such revenue in election years depends on many factors, such as whether Washington and Oregon are contested states in a presidential election.

Network Affiliations

A television station’s affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A station affiliated with ABC, CBS or NBC typically receives approximately 9 to 10 hours of each day’s programming from the network. FOX-affiliated stations receive fewer hours of programming from the FOX Television Network than stations affiliated with ABC, CBS or NBC receive from those networks. This programming, along with cash payments, is generally provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during designated breaks in and between network programs, and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. In addition, a television station may acquire programming through bartering arrangements. Under such arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying no cash or a reduced fee for such programming.

Two of Fisher Broadcasting’s television stations are affiliated with the ABC Television Network, eight (including 50%-owned KPIC TV) are affiliated with the CBS Television Network, and two are affiliated with the FOX Television Network. The stations’ affiliation agreements provide each station the right to broadcast all programs transmitted by the network with which they are affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station, except the FOX affiliates, receives a specified amount of network compensation for broadcasting network programs.

The network affiliation agreements for our television stations have the following expiration dates:

Station	Market Area	Network Affiliation	Expiration Date
KOMO	Seattle-Tacoma, WA	ABC	September 1, 2004
KATU	Portland, OR	ABC	September 1, 2004
KVAL	Eugene, OR	CBS	February 28, 2006
KCBY	Coos Bay, OR	CBS	February 28, 2006
KPIC(1)	Roseburg, OR	CBS	February 28, 2006
KIMA	Yakima, WA	CBS	February 28, 2006
KEPR	Pasco/Richland/Kennewick, WA	CBS	February 28, 2006
KLEW	Lewiston, ID	CBS	February 28, 2006
KBCI	Boise, ID	CBS	February 28, 2006
KIDK	Idaho Falls-Pocatello, ID	CBS	February 28, 2006
WFXG	Augusta, GA	FOX	May 31, 2004
WXTX	Columbus, GA	FOX	May 31, 2004

(1)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC, CBS and FOX, no assurance can be given that such renewals will be obtained. Generally, the networks use a contract renewal with affiliates as an opportunity to modify contract terms. It is uncertain how network-affiliate relations will change in the future. The nonrenewal or modification of a network affiliation agreement could materially harm Fisher Broadcasting’s results of operations.

Additional Information About Television Markets and Stations

KOMO TV, Seattle-Tacoma, Washington

Market Overview.    KOMO TV operates in the Seattle-Tacoma market, which has approximately 1.6 million television households and a population of approximately 4.1 million. In 2002, approximately 86% of the population in the DMA receive local stations via cable, and or alternative delivery systems: 74% of the population subscribed to cable and 13% via alternative delivery systems like direct satellite. (Nielsen Media Research) Major industries in the market include aerospace, manufacturing, biotechnology, forestry, telecommunications, software, transportation, retail and international trade. Major employers include Microsoft, Boeing, SAFECO, Paccar, Nintendo, the University of Washington and Weyerhaeuser. The 2002 television revenue for the Seattle-Tacoma DMA was estimated to be $280 million, as reported by Miller, Kaplan, Arase & Co., LLP, an accounting firm that provides revenue figures to local market operators.

Station Performance.    KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 34 hours of live local television news per week on its analog and digital channels. KOMO TV produces Northwest Afternoon, a daily 60-minute talk program. Since its premiere in 1984, Northwest Afternoon has been the region’s top-rated local talk show. This Emmy award-winning program speaks directly to the needs and interests of Northwest women through compelling personal stories. The Radio and Television News Directors Association (RTNDA) honored KOMO TV News with the 2002 Edward R. Murrow national award for best newscast. The National Association of Television Arts and Sciences awarded 9 Emmys to the station for program and individual excellence in 2002, including one for Outstanding Daily News. KOMO TV serves actively in its community, participating in numerous civic and charitable events.

KATU, Portland, Oregon

Market Overview.    KATU serves a market of approximately 2.7 million people and approximately 1 million television households. Approximately 63% of Portland’s population subscribed to cable in 2002. (Nielsen Media Research) The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. High-tech companies, including Intel, employ more than 60,000 people in the region. International trade is an important aspect of the local economy. Other major employers in the Portland area include Fred Meyer, Oregon Health Sciences University, Providence Health System, Legacy Health System, Nike and Freightliner. The 2002 television revenue for the Portland DMA was estimated to be $165 million, as reported by Miller, Kaplan, Arase & Co., LLP.

Station Performance.    KATU currently broadcasts 30.5 hours of live local news weekly. For over 25 years, KATU has been a Portland market leader in local program production. KATU has a long history of public service and involvement in the community. It is the only station in Portland providing real-time closed captioning of its newscasts. In 2002, KATU won the RTNDA Edward R. Murrow award for the best website in the Pacific Northwest and the Associated Press award for Best Overall News Organization in Oregon.

KVAL+ (KVAL TV, KCBY TV, KPIC TV), Eugene, Coos Bay and Roseburg, Oregon

Market Overview.    The Eugene/Springfield DMA includes Eugene, Springfield, Roseburg, Coos Bay and Corvallis, Oregon. It has a population of approximately 530,000 with approximately 216,000 television households. Approximately 64% of the DMA population subscribed to cable in 2002. (Nielsen Media Research) KCBY TV and KPIC TV are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities-University of Oregon in Eugene and Oregon State University in Corvallis, Sony Disc Manufacturing, Hyundai Semiconductor, Hewlett Packard, Symantec Software, Sacred Heart Medical Center and Roseburg Forest Products.

Station Performance.    In the local programming time period from 3 p.m.-8 p.m., KVAL+ has the top nationally syndicated programs with Dr. Phil, Oprah, Wheel of Fortune and Jeopardy, as well as the longest tenured local newscast in the market. KVAL does not subscribe to Nielsen Media Research data at this time, but does provide ongoing qualitative marketing information, including local rating information from The Media Audit. KVAL+ broadcasts 17 hours of live local news per week and rebroadcasts its 6 PM newscast at 6:30 PM on cable Channel 12 on the Eugene/Springfield Comcast Cable System. KVAL TV produces a local news window on CNN Headline News every hour every day. KVAL+ has a long tradition of award-winning news, public affairs programming and information. In addition to broadcasting its signal throughout the DMA, KVAL+ has the ability to distribute local content to the Eugene, Roseburg, Coos Bay, Florence and Corvallis/Albany areas.

KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

Market Overview.    KIMA TV serves the Yakima, Washington area and KEPR TV serves the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 547,000 people in approximately 199,000 households and has a 60% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston’s KLEW TV serves approximately 165,000 people in approximately 63,000 households with a 67% cable penetration. KEPR TV and KLEW TV are KIMA TV’s satellite stations.

In December 2002, the Washington State Employment Security Department reported that the Tri-Cities area was the fastest growing community in the state. The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale/retail, service and tourism industries. Major employers include food processors such as Tree Top, Snokist, Lamb Weston, Washington Beef and Del Monte, as well as manufacturers such as Boise Cascade, Western RV Manufacturing, Potlatch Corp. and Blount Manufacturing. Other major employers are Fluor Daniel, Bechtel, Pacific N.W. Labs, Lockheed Martin and Siemens Power Corp.

Station Performance.    KIMA and KEPR each broadcast 9.5 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, the combined news households of KIMA and KEPR almost equal the combined news households of the NBC affiliates and the ABC affiliates in the Yakima DMA. KLEW TV broadcasts 5 hours of scheduled live, local news per week.

KIMA/KEPR/KLEW have demonstrated a commitment to public affairs and local interest programming. All three stations continue to win numerous awards for news and public service.

KBCI TV, Boise, Idaho

Market Overview.    KBCI serves the Boise, Idaho DMA, which has a total population of approximately 568,000 and approximately 217,000 TV households. An estimated 43% of the television households in the Boise DMA subscribe to cable television with another 24% subscribing to an alternative delivery system (Nielsen Media Research). The Boise area ranked among the top five fastest growing metropolitan areas in the United States from 1990 to 2000. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, micronpc.com, Crucial Technology and ZiLOG, as well as JR Simplot Company, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, US Bank, Idaho Power Company, Boise (formerly Boise Cascade), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, the Idaho State government and the United States government.

Station Performance.    KBCI currently broadcasts 15 hours per week of live local news programs and broadcasts Boise State University men’s and women’s athletics. The station has won numerous awards for excellence in television broadcasting, including “Best Newscast” in 1999, 2000 and 2001 from the Idaho State Broadcasters Association and the Idaho Press Club. The station has a strong commitment to community affairs with major support provided to a variety of local nonprofit, community-based organizations.

KIDK TV, Idaho Falls-Pocatello, Idaho

Market Overview.    KIDK serves the Idaho Falls-Pocatello DMA with a total population of approximately 301,000 and approximately 108,000 TV households. An estimated 47% of the television households subscribe to cable, with another 32% subscribing to an alternative delivery system (Nielsen Media Research).

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

Station Performance.    KIDK broadcasts 15 hours per week of live local news programs. KIDK operates from its main studio in Idaho Falls. It also shares a site in Pocatello with the local ABC affiliate which is used for sales and joint news gathering in the Pocatello area. KIDK receives relevant news and information content from KBCI. In November 2002, Nielsen Media Research reported KIDK as the station with the most growth in local news ratings in the Idaho Falls-Pocatello DMA.

WFXG TV, Augusta, Georgia

Market Overview.    Augusta, Georgia has a total population of approximately 610,000 people. Of the market’s approximately 241,000 television households, 72% subscribe to cable (Nielsen Media Research). Augusta is the state’s second largest metropolitan area. Major employers include the United States Military (Fort Gordon), Savannah River Site, John Deere, Proctor and Gamble, Firestone Bridgestone Tires, Club Car and EZ-Go Textron Golf Carts.

WFXG is committed to active involvement in community affairs, including food drives and fundraisers for various local charitable organizations.

WXTX TV, Columbus, Georgia

Market Overview.    Columbus, Georgia has a population of approximately 490,000. Of the market’s approximately 203,500 television households, 77% subscribe to cable. Columbus ranks as Georgia’s fourth largest metropolitan area. Major employers include Fort Benning, AFLAC, Synovus and The University System.

WXTX remains active in community affairs and produces a broad range of public affairs campaigns, including fundraisers for various local charitable organizations.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG TV, Augusta and WXTX TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The broadcasting subsidiary will incur a loss of approximately $17 million after income tax effects, which will be recorded in the first quarter of 2003.

Competition

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and networks, radio stations, cable systems, satellite broadcast systems, syndicated programmers, Internet websites and print media, and, to some extent, with outdoor advertising.

Competition within the media/communications industry, including the markets in which Fisher Broadcasting’s stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”) and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could materially harm the television broadcasting industry and Fisher Broadcasting’s business in particular.

Audience.    Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. During periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers. The competition between the networks is keen and the success of any network’s programming can vary significantly over time. During non-network time periods, each station competes on the basis of the performance of its local and syndicated programming using a combination of self-produced news, public affairs and other entertainment programming to attract viewers. The competition between stations in non-network time periods is intense, and here, too, success can vary over time.

Fisher Broadcasting’s stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on Fisher Broadcasting’s advertising revenues.

Other sources of competition for Fisher Broadcasting’s television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players and television game devices), Internet websites, wireless cable and satellite master antenna television systems. Fisher Broadcasting’s stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Fisher Broadcasting competes with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Programming.    Competition for syndicated programming involves negotiating with national program distributors, or producers. Fisher Broadcasting’s stations compete against in-market broadcast stations for exclusive access to syndicated programming. Cable system operators generally do not compete with local stations for programming; however various national cable networks acquire programs that might have otherwise been offered to local television stations.

Advertising.    Advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Fisher Broadcasting’s stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, direct broadcast satellite services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Fisher Broadcasting’s television stations are located in highly competitive markets.

Staff and Management.    The loss of key staff, including management, on-air personalities and sales staff, to competitors can adversely affect revenues and earnings of television stations.

Digital/High Definition Television (“HDTV”)

The Digital Television (“DTV”) standard, developed after years of research, and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same size channel (6 MHz) as the current analog standard television system.

DTV brings with it three major changes to the way viewers experience television. First, DTV sets display pictures using a rectangular, wide-screen format, as opposed to the nearly square screens used by current analog TV sets. (In technical terms, this means DTV screens can use a “16 by 9” aspect ratio while current analog TV sets use a “4 by 3” aspect ratio. Aspect ratio is the ratio of screen width to screen height.) Because of this screen shape, watching programs on digital TV sets can be similar to watching a movie at the theater, giving more lifelike images and allowing the viewer to feel more involved in the action on screen. Second, DTV can deliver six channels of CD-quality, digital surround sound using the same Dolby Digital technology heard in many movie theaters. Third, DTV can deliver high definition pictures with crisp, photographic quality, and greatly enhanced detail.

The following chart sets forth certain information regarding our channel allocation and status for digital/high definition television.

Station	Market Area	Digital Channel Allocation	Currently Broadcasting in Digital Format(1)
KOMO	Seattle-Tacoma, WA	38	Yes (HDTV)
KATU	Portland, OR	43	Yes (HDTV)
WFXG	Augusta, GA	51	Yes
KVAL	Eugene, OR	25	Yes (HDTV)
KCBY	Coos Bay, OR	21	Yes
KPIC	Roseburg, OR	19	Yes
KBCI	Boise, ID	28	Yes (HDTV)
KIMA	Yakima, WA	33	Yes
KEPR	Pasco/Richland/Kennewick	18	Yes
KLEW	Lewiston, ID	32	Yes
WXTX	Columbus, GA	49	Yes
KIDK	Idaho Falls-Pocatello, ID	36	Yes

(1)	The FCC set May 1, 2002 as the deadline for initial DTV operations by all commercial TV stations. Fisher met that date with respect to each of its stations. Fisher Broadcasting has constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KVAL-DT and KBCI-DT, Boise with full power facilities pursuant to authorizations issued by the FCC. Each of the remaining stations operated by Fisher has commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. These STAs are subject to renewal each six months; there is no assurance that the FCC will continue to grant such STAs to operate with reduced facilities in the future. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved.

RADIO

The following table sets forth certain information regarding our radio stations located in Seattle and Portland.

Market	Station	Dial Position	Power	Market Rank	Number of Commercial Radio Stations in the Market	Audience Listening		Format
						Rank in Market(1)	Station Share(1)
Seattle, WA				14	51
	KOMO AM	1000 kHz	50 kW			18	2.3%	News
	KVI AM	570 kHz	5 kW			7	4.3%	Talk
	KPLZ FM	101.5 MHz	100 kW			16	2.7%	A.C.(2)
Portland, OR				24	43
	KOTK AM	1080 kHz	50 kW			20	1.7%	Talk
	KWJJ FM	99.5 MHz	52 kW			9	4.1%	Country

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Arbitron Co. four-book average—Winter—Fall 2002.

(2)	A.C. stands for the “Adult Contemporary” format.

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

Radio station revenues are derived almost exclusively from local, regional and national advertising. Radio stations’ relative high fixed costs of operation and heavy reliance on advertising revenues renders the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual radio stations. Occurrences outside of our control can adversely affect advertising revenues. For example, Fisher Broadcasting has experienced declines in advertising revenue because of events such as declines in the national, regional, or local economy, employment levels, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of such revenue in election years depends on many factors, such as whether Washington and Oregon are contested states in a presidential election.

(KOMO AM, KVI AM, KPLZ FM), Seattle, Washington

Fisher’s Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,680,000 with information and entertainment radio services. KOMO AM programs an all news format and, since November 2002, serves as the flagship station for Seattle Mariners baseball serving more than 40 network affiliate radio stations in six states. KVI AM is the market’s leading talk radio station with a mix of local and national issue-oriented programming. KPLZ FM programs Adult Contemporary/Top 40 music with veteran morning personalities Kent Phillips and Alan Budwill. Fisher Radio Seattle is committed to supporting the community with news and talk programming that addresses local issues that affect the local population and is actively involved in the community by conducting fundraisers for civic and charitable organizations. The 2002 radio revenue for the Seattle-Tacoma DMA was estimated to be $196 million, as reported by Miller, Kaplan, Arase & Co., LLP.

Fisher Radio Seattle stations have won several awards for news coverage from the RTNDA and from the Associated Press. In addition, they have received many awards for excellence in commercial production, fundraising and community involvement and community event development.

(KOTK AM, KWJJ FM), Portland, Oregon

Fisher’s Portland radio stations broadcast to a six-county metropolitan population of approximately 1,855,000. Fisher Radio Portland is committed to serving its community through the airing of public service announcements, as well as sponsoring and organizing various community events and fundraisers. KOTK broadcasts news and talk programming, as well as college football (Washington State University), and major league baseball (Seattle Mariners). KWJJ is a country music station and was honored by the Oregon Association of Broadcasters as its Station of the Year in both 2001 and 2002. Additionally, in 2002, KWJJ was honored by the National Association of Broadcasters with a Crystal Award for community service. The 2002 radio revenue for the Portland DMA was estimated to be $113 million, as reported by Miller, Kaplan, Arase & Co., LLP.

Fisher Radio Regional Group

The following table sets forth general information for Fisher Radio Regional Group Inc.’s stations and the markets they serve.

Market	Station	Dial Position	Power	Number of Commercial Radio Stations in the Market	Audience Listening		Format
					Rank in Market(1)	Station Share
Billings, MT				16
	KRKX	94.1 FM	100kW		3	8.1%	Classic Rock
	KRZN	96.3 FM	100kW		T4	7.5%	Active Rock
	KYYA	93.3 FM	100kW		T11	3.5%	Hot A.C.(3)
	KBLG	910 AM	1kW(2)		T13	2.9%	News/Talk
Missoula, MT				12
	KZOQ	100.1 FM	14 kW		1	13.0%	Classic Rock
	KXDR	98.7 FM	100kW		3	9.3%	Hot A.C.
	KGGL	93.3 FM	43 kW		6	8.4%	Country
	KYLT	1340 AM	1 kW		9	1.4%	Oldies
	KGRZ	1450 AM	1 kW		10	1.2%	Sports/Talk
	KSXZ	106.7 FM	13 kW		(4)	(4)	Oldies
Great Falls, MT				12
	KAAK	98.9 FM	100 kW		1	16.3%	Hot A.C.
	KINX	107.3 FM	94 kW		3	9.8%	Active Rock
	KQDI (FM)	106.1 FM	100 kW		T5	7.6%	Classic Rock
	KXGF	1400 AM	1 kW		T9	3.3%	Pop Standard
	KQDI (AM)	1450 AM	1 kW		T11	2.2%	News/Talk
	KIKF	104.9 FM	94 kW		T11	2.2%	Country
Butte, MT				5
	KMBR	95.5 FM	50 kW		2	23.5%	Classic Rock
	KAAR	92.5 FM	4.5 kW		4	5.5%	Country
	KXTL	1370 AM	5 kW		6	3.6%	Oldies/Talk
Wenatchee, WA				10
	KYSN	97.7 FM	9.3 kW		3	9.3%	Country
	KWWW(5)	96.7 FM	0.4 kW		5	7.8%	Hot A.C.
	KZPH	106.7 FM	6 kW		7	5.5%	Classic Rock
	KAAP	99.5 FM	5.3 kW		9	2.7%	Soft A.C.
	KWWX	1340 AM	1 kW		(6)	(6)	Spanish

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Spring, 2002 Billings Market Report; (b) Missoula, Montana: Eastlan Resources, Fall, 2002 Missoula/Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Spring, 2002 Great Falls Market Report; (d) Butte, Montana: Arbitron Ratings 2002 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Spring 2002 Wenatchee Market Report. “T” refers to a tie.

(2)	KBLG, Billings, operates with power of 1,000 watts day and 63 watts night.

(3)	A.C. stands for the “Adult Contemporary” format.

(4)	Fisher acquired KSXZ effective March 1, 2003. Prior to that, Fisher provided programming to, and sold advertising on, KSXZ, under a time brokerage agreement. The station signed on the air in December 2002, and is too new to be included in any ratings information.

(5)	KWWW serves the city of Wenatchee via a translator, owned by an outside party. The translator broadcasts at 103.9 on the FM dial, with a licensed output power of 10 watts.

(6)	Listenership is below minimum report standards.

As of December 31, 2002 Fisher Radio Regional Group (“FRRG”) owned and operated 18 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and five stations in the Wenatchee, Washington area. Additionally, FRRG provided programming to, and sold commercial time under a time brokerage agreement on FM station KSXZ which is licensed to Pinesdale, MT and serves the Missoula market. Effective, March 1, 2003, FRRG acquired KSXZ at a cost of approximately $600,000. Billings is the largest city in Montana, with a metropolitan population of approximately 130,000. It serves as a retail hub for portions of three states and home to a regional medical center and two colleges. Primary industries include agriculture and oil refining. Fisher’s four Billings radio stations are long-time leaders in community service.

Missoula is the second largest city in Montana. The Missoula market area is comprised of two counties, with a combined population of approximately 130,000. One of those counties, Ravalli, was the state’s fastest growing during the 1990’s. Missoula is home to the University of Montana, with approximately 12,000 students. The region’s other primary industry is timber. The Great Falls market is Montana’s third largest, with a population of approximately 80,000. The largest single employer is Malmstrom Air Force Base. Agriculture is the other primary industry. Fisher operated four stations in Great Falls for a number of years, and signed on two additional FM stations at the end of 2001. Both of the new FM stations broadcast from a mountaintop transmitter site, providing signals that cover a larger area than any of the other FM stations in Great Falls.

Butte, Montana has a population of approximately 35,000. The city’s largest employers include Touch America (formerly Montana Power Company), ASiMI (a silicon manufacturer), and a regional medical center. Tourism is another primary industry, as Butte is at the junction of the two Interstate highways that serve Montana, and is only about 150 miles from Yellowstone National Park. Fisher operates three of the five radio stations in Butte.

Fisher Radio Regional Group operates five radio stations in an area including Wenatchee, Quincy and Moses Lake, Washington. These three cities in central Washington have a regional population of approximately 90,000. Agriculture is the primary industry, and Wenatchee is known as “the apple capital of America.” The region has no local television stations, so radio stations play an important role in the lives of these communities. Approximately one-quarter of the region’s population is Hispanic, and one of Fisher’s stations is the heritage Spanish-language station.

Competition

A small number of companies control a large number of radio stations within the United States. Some of these companies syndicate radio programs or own networks whose programming is aired by Fisher Broadcasting’s stations. Some of these companies also operate radio stations in markets in which Fisher Broadcasting operates, have greater overall financial resources available for their operations and may control large national networks of radio sales representatives.

Competition in the radio industry, including each of the markets in which Fisher Broadcasting’s radio stations compete, takes place on several levels: competition for audience, competition for advertisers, competition for programming and competition for staff and management. Additional significant factors affecting a radio station’s competitive position include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the “S” band, between 2.31 and 2.36 GHz). Two companies, XM and SIRIUS, have commenced operations. Each company offers approximately 100 different programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but their systems do not presently have the capability of inserting local commercials. Radios capable of receiving these new digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not expected to compete for local advertising revenues, they will compete for listenership, and may dilute the overall radio audience.

Audience.    Fisher Broadcasting’s radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, Internet, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station’s cume audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the TSL (time spent listening), which works in correlation to cume as a means of establishing a station’s share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create other difficulties that can harm the performance of the station. Fisher Broadcasting has experienced this effect.

The recent proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations. The number of entities streaming audio abated somewhat during 2001, as some traditional broadcasters and Internet broadcasters temporarily curtailed their streaming, due to uncertainty relating to royalties. A January 2002 survey by the Arbitron Company and Edison Media Research revealed that 35% of the U.S. population age 12 and over who have access to the Internet have either watched or listened to streaming media. In June 2002, the Librarian of Congress issued a decision setting the rates for the compulsory copyright license which covers the performance rights in the sound recordings used in Internet streaming audio transmissions by radio stations and other music providers. The rates adopted in June covered the sound recordings used in the period from October 1998 through December 31, 2002. This decision is currently on appeal. The Copyright Office is currently in the process of convening a Copyright Royalty Arbitration Panel to set rates for the use of sound recordings on the Internet for the period from January 1, 2003 through December 31, 2004. The Company cannot predict what effect the rates will have on streaming audio as a competitor to over-the-air radio.

Advertising.    Advertising rates are based on the number and mix of media outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers’ messages to programming. Fisher Broadcasting’s radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspaper, yellow pages directories, direct mail, Internet and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

Staff and Management.    The loss of key staff, including management, on-air personalities and sales staff, to competitors can adversely affect revenues and earnings of radio stations.

FEDERAL REGULATION AND NEW TECHNOLOGIES

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover allotment of TV channels to particular communities; approval of station operating parameters; issuance, renewal, revocation or modification of licenses; changes in the ownership or control of licensees; regulation of equipment; and the ownership, operation, and employment practices of stations. The FCC has the power to impose penalties, including fines or license revocations, for violations of its rules.

Programming and Operation.    The Communications Act requires broadcasters to serve the “public interest.” Stations must periodically document their presentation of programming responsive to local community problems, needs and interests. Complaints concerning programming may be considered by the FCC at any time. Stations also must follow various laws and rules that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount of content of commercials in and adjacent to children’s programming, the advertising of cigarettes or smokeless tobacco, obscene and indecent broadcasts and technical operations.

New Licenses.    TV and FM channels are allotted to particular communities. The FCC may change such allotments from time to time. The FCC periodically accepts applications for authority to construct new TV and FM stations on unused allotted channels. New AM stations are approved based upon a sophisticated engineering showing demonstrating compliance with the complex technical rules designed to limit interference to existing stations. Auctions are held by the FCC if more than one party files an application for the same unused FM or TV allotment, and for any new AM facility. A petition to deny a winning application must be resolved through FCC consideration of the applicant’s qualifications and the application’s compliance with FCC rules.

Assignments and Transfers.    Assignment of a license or transfer of control of a broadcast licensee requires prior FCC consent. An application seeking such consent must be filed with the FCC. Public notice is provided of such filings, and interested parties may petition to deny such applications. The FCC considers the qualifications of the purchaser, the compliance of the transaction with rules, and other factors in order to determine whether the public interest would be served by such change in ownership. An evidentiary hearing may be conducted if there are unresolved substantial and material questions of fact.

License Renewal.    Broadcast licenses initially are issued for a period specified in the license. Broadcast licenses are normally renewed for an eight-year term (subject to short-term renewals in certain circumstances). Licensees seeking renewal must file an application containing certain required information. During the consideration of that application, interested parties may petition to deny the renewal application. The FCC will grant the renewal application and dismiss any petitions to deny if it determines that the licensee meets statutory renewal standards based on a review of the preceding license term. Competing applications for the frequency licensed to the renewal applicant may not be filed unless and until the FCC has determined that the incumbent is not qualified to hold the license.

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

The expiration date for the licenses of our television stations are as follows:

Station	Market Area	Expiration Date
KOMO	Seattle-Tacoma, WA	February 1, 2007
KATU	Portland, OR	February 1, 2007
WFXG	Augusta, GA	April 1, 2005
KVAL	Eugene, OR	February 1, 2007
KCBY	Eugene, OR	February 1, 2007
KPIC	Roseburg, OR	February 1, 2007
KIMA	Yakima, WA	February 1, 2007
KEPR	Pasco/Richland/Kennewick, WA	February 1, 2007
KLEW	Lewiston, ID	October 1, 2006
KBCI	Boise, ID	October 1, 2006
WXTX	Columbus, GA	April 1, 2005
KIDK	Idaho Falls-Pocatello, ID	October 1, 2006

The license terms of Fisher Broadcasting’s and Fisher Radio Regional Group’s radio stations in Washington and Oregon expire February 1, 2006. The license terms for all of Fisher Radio Regional Group Inc.’s Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting’s FCC licenses could harm Fisher Broadcasting’s television or radio broadcasting operations.

Ownership Restrictions.    Complex FCC regulations limit the “attributable interests” that may be held by a single party. In general, officers, directors, general partners and parties with the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee are considered to hold an “attributable interest” in that entity, although certain passive investors must have a 20% or greater voting interest to be considered to have an “attributable interest.” Also, any party that holds a financial interest (whether equity or debt) in excess of 33% of a licensee’s total capital is “attributable” if such party is either a significant program supplier to the licensee or has another media interest in the same market. In addition, a licensee that provides more than 15% of the programming of another station in the local market is considered to have an attributable interest in that station.

Current FCC rules prohibit a single entity from holding an attributable interest in TV stations that have an aggregate national audience reach exceeding 35% of television households (the “National Television Ownership Limits”). The FCC counts the television households in each Nielsen DMA in which a party has an attributable interest in a television station as a percentage of the total television households in the DMAs. Only 50% of the television households in a DMA are counted toward the 35% national restriction if the owned station is a UHF station.

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power TV station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple TV stations is permitted where the stations are in different Nielsen DMAs, and common ownership of two TV stations in the same DMA is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power TV stations will remain after the combination is created, or where certain waiver criteria are met. A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market.

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by certain overlapping signal contours (the “Local Radio Ownership Limits”). Depending on the size of market, a single entity may have an attributable interest in from two to eight commercial radio stations. In certain recent cases, however, the FCC has designated for evidentiary hearing certain applications that conformed to these radio station numerical limits where the proposed combinations involved proposed ownership of station combinations with high aggregate estimated advertising revenue percentages within a market.

FCC rules also regulate the number of TV and radio stations a single market (the “Television-Radio Cross-Ownership Rule”). Depending on the number of independent competitive media outlets in the market, a single entity may own attributable interests from as few as one TV and one radio station in the market to as many as two TV and six radio stations (or one TV and seven radio stations).

The FCC’s rules effectively prohibit a radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily English-language newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the “Broadcast-Newspaper Cross-Ownership Rule”). FCC rules limit the ability of an entity to own an attributable interest in broadcast and daily English-language newspapers in the same market.

If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers or cable systems, or if a proposed acquisition by the Company or Fisher Broadcasting would cause a violation of the FCC’s multiple ownership rules or cross-ownership restrictions, Fisher Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its business and may be unable to obtain FCC consents for certain future acquisitions.

A number of television and radio stations have entered into local marketing agreements (“LMAs”). Such agreements typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the brokered station. Pre-existing television LMAs entered into prior to November 5, 1996, have been grandfathered, conditioned on the FCC’s 2004 biennial review. During this initial grandfathering period and during the pendency of the 2004 review, these LMAs may continue in full force and effect, and may also be transferred and renewed by the parties, though the renewing parties and/or transferees take the LMAs subject to a status review of the LMA as part of the 2004 biennial review. At that time, the FCC will reevaluate these grandfathered television LMAs, on a case-by-case basis. The FCC’s rules also prohibit radio stations from simulcasting more than 25% of their programming on a commonly owned station or through a time brokerage or LMA arrangement where the stations are in the same service (AM-AM or FM-FM) and serve substantially the same area.

Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements (“JSAs”). Typically these involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee.

If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers or cable systems, or if a proposed acquisition by the Company or Fisher Broadcasting would cause a violation of the FCC’s multiple ownership rules or cross-ownership restrictions, Fisher Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its business and may be unable to obtain FCC consents for certain future acquisitions.

In September 2002, the FCC initiated its Biennial Regulatory Review of Broadcast Ownership Rules. That proceeding looks at all broadcast ownership rules, including the National Television Ownership Limits, the Local Television Ownership Limits, the Local Radio Ownership Limits, the Television-Radio Cross-Ownership Rule, and the Broadcast-Newspaper Cross-Ownership Rule. The FCC is required to conduct such a review under the terms of the 1996 Telecommunications Act. In the review, the FCC must determine whether its rules are “necessary in the public interest” as a result of competition. Each media ownership rule will be reviewed. Such review may result in the retention, modification or elimination of the rules. Fisher cannot predict the outcome of that review.

Alien Ownership.    The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity, or more than a 25% interest in the parent entity of a licensee. The Company believes that, as presently organized, it complies with the FCC’s foreign ownership restrictions.

Network Affiliate Issues.    FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, or (iii) permit affiliates to substitute programs believed to be of greater local or national importance programming for network programming. An FCC proceeding to review certain of these rules remains outstanding.

Other Matters.    The FCC has numerous other regulations and policies that affect its licensees. The FCC has adopted rules to assist TV viewing by the physically handicapped. Under FCC regulations, adopted pursuant to the Telecommunications Act, 100% of all new English-language video programming must be closed-captioned by January 2006. Programming first exhibited prior to January 1, 1998 is subject to different compliance schedules. In all cases, the FCC’s rules require programming distributors to continue to provide captioning at substantially the same level as the average level of captioning that they provided during the first six months of 1997, even if that amount exceeds the benchmarks applicable under the new rules. Certain station and programming categories are exempt from the closed-captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

Television stations must make an election every third year to exercise either “must-carry” or “retransmission consent” rights in connection with local cable carriage. Stations electing must-carry may require carriage on certain channels on cable systems within its market. Must carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of stations electing retransmission consent until an agreement is negotiated with the station. Under certain circumstances, the network non-duplication rule allows network affiliates to require that cable operators black out duplicative network programming carried on more distant signals.

Advanced Television Technology.    The FCC has adopted rules requiring a transition from analog to digital transmissions (DTV) by 2006. The new DTV standard should allow better picture quality and/or the simultaneous transmission of multiple program or data streams by a TV station. A fee is due to the FCC if DTV is used to provide subscription services to the public. The FCC has allotted to most full-power TV stations one additional channel for DTV.

At some point an election will have to be made to retain either the additional or original channel at the conclusion of the transition. As part of the DTV transition, however, certain existing television stations will be relocated, thus freeing the existing channels for other uses. The FCC set May 1, 2002 as the deadline for initial DTV operations by all commercial TV stations. Fisher met that date with respect to each of its stations. Fisher Broadcasting has constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KVAL-DT, Eugene, and KBCI-DT, Boise with full power facilities pursuant to authorizations issued by the FCC. Each of the remaining stations operated by Fisher has commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. These STAs are subject to renewal each six months; there is no assurance that the FCC will continue to grant such STAs to operate with reduced facilities in the future. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved.

The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power TV stations and translators, particularly in major television markets. Accordingly, translators which rebroadcast the Company’s television station signals may be materially adversely affected.

In addition, it is not yet clear when and to what extent DTV will become available through the various media; whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV; the extent of any potential interference; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the new digital TV sets; or to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services.

Direct Broadcast Satellite Systems.    DBS systems provide programming on a subscription basis to consumers that have purchased and installed a satellite signal receiving dish and associated decoder equipment. Federal laws and FCC rules regulate the rebroadcast of TV station signals by DBS operators. With certain exceptions, DBS systems must carry, on request, all local full-power TV signals in DMAs in which the satellite carrier carries at least one local TV broadcast signal. All stations operated by the Company made timely elections for DBS carriage, and the Company intends to obtain DBS carriage for each of its eligible stations.

Recent Developments, Proposed Legislation and Regulation.    On November 7, 2002, the FCC adopted a new FCC equal employment opportunities (“EEO”) rule which became effective March 10, 2003. The new rule requires broadcast licensees to provide equal opportunity in employment to all qualified job applicants, and prohibits discrimination against any person by broadcast stations because of race, color, religion, national origin or gender. The EEO rule requires each station to widely disseminate information concerning each full-time job vacancy, with limited exceptions; provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and complete a certain number of longer-term recruitment initiatives within a  two-year period. Licensees are required to collect and maintain for public inspection extensive documentation regarding the station’s EEO practices and results, to submit periodic reports to the FCC, and are subject to an FCC review at the mid-point of their station’s license term.

Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company’s broadcast properties. Such matters include, for example, equal employment opportunities regulations, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect the Company’s broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company’s broadcast operations.

MEDIA SERVICES

Introduction

Fisher Media Services Company was formed in 2001 to develop and manage three principal businesses: Fisher Plaza, a digital communications hub facility that houses and serves an array of communications and media clients; Fisher Pathways, which offers satellite transmission services; and Fisher Entertainment, a producer and distributor of content for cable and television.

Fisher Plaza

In 2000, we completed the first of two buildings at Fisher Plaza, our new state-of-the-art communications center located in Seattle. In addition to serving as the home of Seattle’s KOMO TV and radio stations KVI AM, KOMO AM and KPLZ FM, Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. Fisher Plaza also houses other companies with complementary needs for the mission critical infrastructure provided at the facility. Other occupants include Verizon Communications, ABC West Coast News Bureau, Looking Glass Networks, Time Warner Telecom, Internap Network Services and Nordstrom. Construction of the second building commenced in the fourth quarter of 2000 and was substantially completed at the end of 2002. Main lobby and tenant improvement work for new occupants is currently underway.

Fisher Pathways

Fisher Pathways, Inc. (Fisher Pathways) provides video and data connectivity, aggregation and distribution services. It connects media and businesses using third-party satellite and fiber distribution networks. Fisher Pathways’ main business consists of operating satellite communications teleports in Seattle, Washington and Portland, Oregon, primarily transmitting news, corporate and sporting events originating from these two markets for distant market consumption. The Seattle and Portland teleports are connected to each other via a bi-directional microwave link and to all major Northwest sports venues via fiber lines.

Fisher Pathways also operates a fiber optic terminal and switching hub with connectivity to the Sonic Telecom, Nexion and the Vyvx national fiber optic network for point-to-point transmission of audio and video signals. In addition, Fisher Pathways offers studio facilities for satellite interviews and distance learning, satellite and fiber booking services and tape playout capability in both Seattle and Portland markets.

Fisher Entertainment

Fisher Entertainment seeks to develop original program content, exploit the library of programming created by Fisher Broadcasting and establish alliances with other producers and programming buyers to enhance creative output and merge complementary skills.

Fisher Entertainment focuses on supplying original productions for network, cable and syndicated television. The Other Half, a daily, one-hour daytime talk show co-developed and co-produced by Fisher Entertainment, is in its second broadcast season and is syndicated by NBC Enterprises in over 80% of the country. In 2002, Fisher Entertainment also co-produced five episodes of a reality series, The Last Resort, for the ABC Family Channel. An additional fifteen episodes have been commissioned for 2003, with production having begun during the fourth quarter of 2002. Complementary business activities include product integration consulting services and advertiser sponsored program development, production and consulting services.

Fisher Entertainment Markets

Fisher Entertainment’s primary marketplace is series programming for both cable and the first-run syndication markets.

Cable.    It is estimated that national cable networks spent over $3 billion on original program production in 2002 (Paul Kagan & Associates). Most of these original productions are commissioned from independent (non-studio-affiliated) suppliers with whom the cable networks have long-term relationships. The cable networks often retain all ownership rights under these agreements.

There are 40 ad-supported basic cable networks that achieve reported ratings (Cable Sweeps). Fisher Entertainment is currently targeting eight cable networks for series programming development: MTV, VH1, Comedy Central, ABC Family, USA, The Learning Channel, The Travel Channel and TNN.

Broadcast Syndication.    The market for broadcast syndication is highly competitive. First-run syndication is the production of original programs that are sold on a station-by-station, market-by-market basis. Broadcasters compete for a limited number of available programs.

Fisher Station Distribution.    Fisher Entertainment and KOMO TV produced a three-part Body Female series of women’s health specials in 2002, that aired on all of Fisher’s television stations. Fisher Entertainment has created value from the Fisher station libraries by licensing footage to outside producers.

Other

As of December 31, 2002, we owned 2 million shares of the common stock of Terabeam Corporation, which we acquired in December 1998. Terabeam Corporation is a provider of fiberless broadband IP services over the first/last mile link of global communications networks. Subsequent to December 31, 2002, we sold our investment in Terabeam Corporation, realizing a gain of approximately $550,000 before income taxes.

AN Systems, L.L.C. (AN Systems) was a developer of a new public advertising network which uses a display device known as the Civia Media Terminal that delivers information in public places such as office buildings and other venues. Under terms of various agreements the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia. During the second quarter of 2002 the Company purchased all remaining minority equity interests in Civia for $250,000.

REAL ESTATE OPERATIONS

Introduction

Fisher Properties Inc. (“FPI”), is a wholly owned subsidiary of Fisher Communications, Inc. Historically, FPI has been a proprietary real estate company engaged in the acquisition, development, ownership and management of a diversified portfolio of real estate properties, principally located in the greater Seattle, Washington area. Increasingly, FPI is focusing on providing real estate management, communication infrastructure, project management and support services to our broadcasting and media operations.

In November 2001, we announced the intended sale of FPI’s commercial real estate portfolio. When early in 2002 it became evident that offers for the portfolio of assets were below the value we believed appropriate, we began considering offers for individual properties.

In September 2002, FPI concluded the sale of certain properties located on Lake Union in Seattle (“Lake Union Property”). Net proceeds from the sale were $12,779,000. FPI has agreements to provide certain management and other services to the purchasers of the properties. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, are reported as continuing operations in the Consolidated Financial Statements.

In October 2002, the FPI concluded the sale of the Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 FPI concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. The results of operations of the properties sold, as well as the gain recognized on sale, are reported as discontinued operations in the Consolidated Financial Statements.

As of December 31, 2002, FPI’s portfolio of real estate assets included 2 commercial properties containing over 380,000 square feet of leasable space serving approximately 55 tenants. FPI also owns 40 acres of unimproved residential land and manages the development and operations of the 300,000-square-foot Fisher Plaza.

FPI manages, leases and operates the real estate that it owns. FPI began managing properties for third-party owners during 2002. FPI had 49 employees as of December 31, 2002. Subsequent to December 31, 2002, FPI’s staff was reduced to 39 employees as a consequence of the sale of real estate assets in December.

Business

FPI’s historical business model focused on real estate revenue enhancement, development and acquisition of selected strategic real estate and other property-related activities. Cash flow from real estate operations was used to reduce real estate debt, maintain properties, and finance real estate operations, and for capital investment in real estate development. FPI’s operations historically have been cash flow positive. As stated in Note 11 to the Consolidated Financial Statements, income from operations reported for the real estate segment excludes interest expense. When interest expense is taken into account, real estate operations have historically had negative income or nominal profit.

Development Activities

During 2002, FPI continued its involvement in the development of Fisher Plaza. The first of the two buildings planned for the site and that now houses KOMO TV, KOMO AM, KVI AM and KPLZ FM was completed in 2000. Construction of the second building commenced in the fourth quarter of 2000 and was substantially complete in November 2002. Main lobby and tenant improvement work for new occupants is currently underway. At year end, Fisher Plaza was 60% leased.

OPERATING PROPERTIES

At year end, two office properties remain in FPI’s portfolio. The following table provides a summary:

Name and Location	Ownership Interest	FPI’s Interest	Year Developed	Land Area (Acres)	Approx. Rentable Space	% Leased 12/31/02
OFFICE
West Lake Union Center Seattle, WA	Fee	100%	1994	1.24	185,000 SF Parking for 487 Cars	100%

Fisher Business Center Lynnwood, WA	Fee	100%	1986	9.75	195,000 SF Parking for 733 Cars	92%

In addition to the above-listed properties, FPI owns 40 acres of unimproved residential land near Marysville, Washington and a small residential property in Seattle. FPI does not currently intend to acquire other properties.

West Lake Union Center and Fisher Business are encumbered by nonrecourse, long-term debt financing that was obtained by FPI in connection with the development or refinancing of such properties. Each of these properties produces cash flow that exceeds debt service.

INVESTMENT IN SAFECO CORPORATION

A substantial portion of the Company’s assets are represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation (“SAFECO”). The Company has been a stockholder of SAFECO since 1923. At December 31, 2002, the Company’s investment constituted 2.2% of the outstanding common stock of SAFECO. The market value of the Company’s investment in SAFECO common stock as of December 31, 2002 was approximately $104,092,000, representing 16% of the Company’s total assets as of that date. Dividends received with respect to the Company’s SAFECO common stock amounted to $2,222,000 during 2002. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO’s common stock price has ranged from $24.72 to $37.81 per share during

2002. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO’s periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. Such securities are classified as investments available for sale under applicable accounting standards (see “Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities”). Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. SAFECO’S common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission. SAFECO common stock trades on The NASDAQ Stock Market under the symbol “SAFC.” As further discussed in Note 6 to the Notes to Consolidated Financial Statements, 3,000,000 shares of the SAFECO common stock owned by the Company are collateral under and subject to the agreement between the Company and a financial institution with respect to a variable forward sales transaction.

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

A continuing economic downturn in the Seattle, Washington or Portland, Oregon areas or in the national economy could adversely affect our operations, revenue, cash flow and earnings.

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2001 and 2002 were adversely impacted by a soft economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase or if they continue to decline, we could continue to suffer net losses or such net losses could increase. In addition, a continued downturn in the national economy has resulted and may continue to result in decreased national advertising sales. This could have an adverse affect on our results of operations because national advertising sales represent approximately one-third of our television advertising net revenue.

Our debt service consumes a substantial portion of the cash we generate, but our ability to generate cash depends on many factors beyond our control.

We currently use a significant portion of our operating cash flow to service our debt. Our leverage makes us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. It further limits our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, and may limit our ability to pay dividends in the future. Finally, it inhibits our ability to compete with competitors who are less leveraged than we are, and it constrains our ability to react to changing market conditions, changes in our industry and economic downturns.

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to satisfy our debt obligations and our goals to reduce our debt. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States engages in foreign hostilities or in the event there is a terrorist attack against the United States. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

We cannot assure you that any of our stations will maintain or increase its current audience ratings or advertising revenues. Fisher Broadcasting’s television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternative methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station’s competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting’s audience share and advertising revenues. In addition, our principal marketing representative for the sale of national advertising for our Seattle and Portland television and radio stations is owned by a competitor, and the success of their efforts in selling national advertising is beyond our control. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business.

The syndicator for several of our most popular talk radio programs recently acquired radio stations in the Seattle market, and competes with our Seattle radio stations. We can give no assurance that we will continue to be able to acquire rights to such programs once our current contracts for these programs expire.

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

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2001 and 2002, and contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, or a change in performance by network program suppliers, could harm our business and results of operations.

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

In April 2002 we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years. The success of this programming is dependent on some factors beyond our control, such as the continued competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts will likely decrease, which would harm our ability to generate anticipated advertising dollars.

We converted one of our Seattle radio stations, KOMO AM, to an “all news” format which has higher costs than the previous format. If we are unable to successfully increase the number of listeners, our margins could be adversely affected. We also recently entered into a joint sales agreement with KING FM, which is owned and operated by a third-party. Our success in selling advertising under this agreement is closely tied to the station’s programming performance, which is not under our control. If the station’s ratings performance does not improve consistently, it will harm our ability to recoup our costs and generate a profit from this agreement.

Our restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We continue to implement a restructuring of our corporate enterprise. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our Company will be able to fully integrate our broadcast communications and other operations. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in the areas of professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs, which we are unable to predict at this time. Our proposed restructuring involves the upstream merger of Fisher Broadcasting Company into Fisher Communications. We may determine that there are regulatory or contractual restrictions which may cause us to choose not to consummate this merger.

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

We may lose audience share and advertising revenue if we are unable to reach agreement with cable companies regarding the retransmission of signals of our television stations.

Many viewers of our television stations receive their signals via retransmissions by cable television systems. All television stations are generally entitled to be carried on cable television systems in their local markets without compensation from the cable system (“must-carry”). Alternatively, commercial television stations may choose to require cable television systems to obtain their permission (“retransmission consent”) to carry the signal of their station. In such cases, the terms of carriage, including compensation, are subject to negotiation between the station and the cable system. The decision as to whether a television station’s relationship with each local cable system will be governed by must-carry or by retransmission consent arrangements is binding for a three-year period.

On October 1, 2002, each of Fisher Broadcasting’s television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2003 through December 31, 2005. We elected retransmission consent status with respect to a number of key cable systems. We have granted temporary permission for such cable systems to continue to retransmit the signal of the station involved while a retransmission consent agreement is under negotiation. There is no assurance, however, that retransmission consent agreements can be negotiated successfully with any cable system. If we cannot reach agreement regarding the terms under which a station will be retransmitted by a cable system, the cable system will be prohibited by law from continuing to carry the signal of that station. This could have an adverse effect on the ability of the public to receive the signal of affected station, ultimately resulting in reduced audience share and advertising revenue.

A write-down of goodwill to comply with new accounting standards would harm our operating results.

Approximately $189 million, or 30% of our total assets as of December 31, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill was tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 we completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. We completed our annual test for impairment of goodwill during the fourth quarter of 2002 and found no indication if impairment. Our judgments regarding the existence of impairment indicators include: our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired, which would harm our operating results.

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

Our operations may be adversely affected by power outages, severe weather, increased energy costs or earthquakes in the Pacific Northwest.

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced a significant earthquake on February 28, 2001. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Severe weather, such as high winds, can also damage our television and radio transmission towers, which could result in loss of transmission, and a corresponding loss of advertising revenue, for a significant period of time. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could harm the region’s economy, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes, severe weather and power outages.

Our computer systems are vulnerable to viruses and unauthorized tampering.

Despite our implementation of network security measures, our servers and computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any of these events could cause system interruption, delays and loss of critical data. Our recovery planning may not be sufficient for all eventualities.

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

Our development, ownership and operation of real property, including Fisher Plaza, is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from our properties and the value of our properties may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the properties and the availability of space in other competing properties. We have developed the second building at Fisher Plaza, which entailed a significant investment. The softened economy in the Seattle area could adversely affect our ability to lease the space of our properties on attractive terms or at all, which could harm our operating results. In addition, a continuing of the severe downturn in the telecom and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to our real estate operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. One of our properties is leased to a tenant that occupies a substantial portion of the property and the departure of this tenant or its inability to pay their rents or other fees could have a significant adverse effect on our real estate revenues. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could harm our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our revenue, cash flow and earnings.

We are a 2.2% stockholder of the common stock of SAFECO Corporation. If SAFECO reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

Antitrust law and other regulatory considerations could prevent or delay our business activity or adversely affect our revenues.

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

We may be required to make additional unanticipated investments in HDTV technology, which could harm our ability to fund other operations or lower our outstanding debt.

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (HDTV), our stations in smaller markets do not because they are operating pursuant to Special Temporary Authority to utilize low power digital facilities. These Special Temporary Authorizations must be renewed every six months, and there is no assurance that the FCC will continue to extend those authorizations. If the FCC does not extend the authorizations for Fisher’s smaller stations, then we may be required to make substantial additional investments in digital broadcasting to maintain the licenses of our smaller market stations. This could result in less cash being available to fund other aspects of our business or decrease our debt load.

Our proposed sale of the Georgia television stations and the commercial property assets and property management operations of Fisher Properties may not take place.

In 2003, we announced that we executed agreements to sell our Georgia television stations to a third party. We may be unable to close the sale of the Georgia stations, or the sale may not take place on the same terms that were previously announced, if we do not obtain FCC approval or other necessary consents. We may also be unable to sell the remaining commercial real estate assets and property management operations of Fisher Properties on terms that are acceptable to us due to the market for commercial rental property in Seattle.

AVAILABLE INFORMATION

Our website address is www.fsci.com. We make available on this website under “Investor Relations—SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2.    DESCRIPTION OF PROPERTIES

Television stations, other than KOMO TV, operate from offices and studios owned by Fisher Broadcasting. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in a the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 40-year lease. Radio studios, except for the Seattle stations, are generally located in leased space. The offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM, KWJJ FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

Property operated by our real estate subsidiary, FPI, is described under “Real Estate Operations—Operating Properties.” West Lake Union Center and Fisher Business Center are subject to nonrecourse mortgage loans.

Fisher Plaza is described under “Media Services—Fisher Plaza.”

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders in the fourth quarter of 2002.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 18, 2001 our Common Stock began trading on the Nasdaq National Market under the symbol “FSCI.” Prior to that date bid and ask prices were quoted in the Pink Sheets and on the OTC Bulletin Board. The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices for the period after May 18, 2001, we used the high and low sales prices as reported on the Nasdaq National Market, and for the period prior to May 18, 2001, we used the high and low bid prices as quoted on the Pink Sheets and on the OTC Bulletin Board.

	Quarterly Common Stock Price Ranges
	2002		2001
Quarter	High	Low	High	Low
1st	$48.50	$29.90	$59.50	$50.00
2nd	60.86	40.50	72.89	49.25
3rd	58.00	44.78	70.50	44.50
4th	58.17	44.98	54.02	40.50

The approximate number of record holders of our Common Stock as of December 31, 2002 was 316.

Dividends

We paid cash dividends on our Common Stock of $0.52 per share in 2002 and $1.04 per share in 2001. On July 3, 2002, the Board of Directors suspended quarterly dividends. It is not known whether payment of quarterly dividends will resume.

ITEM 6.    SELECTED FINANCIAL DATA.

The following financial data of the Company are derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes contained elsewhere in this Form 10-K.

Selected Financial Data

	Year ended December 31,
	2002	2001	2000	1999	1998
	(All amounts in thousands except per share data)
Revenue
Continuing operations	$154,088	$158,594	$206,824	$161,154	$137,181
Discontinued operations	3,455	47,722	114,940	117,663	110,777

	$157,543	$206,316	$321,764	$278,817	$247,958

Income (loss)
Continuing operations	$(5,901)	$(8,441)	$31,398	$22,662	$22,098
Discontinued operations	5,968	178	(16,868)	(4,569)	(1,041)
Extraordinary item	(2,058)

Net income (loss)	$(1,991)	$(8,263)	$14,530	$18,093	$21,057

Per common share data
Income (loss) per share
Continuing operations	$(0.69)	$(0.98)	$3.67	$2.65	$2.59
Discontinued operations	0.70	0.02	(1.97)	(0.53)	(0.12)
Extraordinary item	(0.24)

Net income (loss)	$(0.23)	$(0.96)	$1.70	$2.12	$2.47

Income (loss) per share assuming dilution
Continuing operations	$(0.69)	$(0.98)	$3.65	$2.64	$2.58
Discontinued operations	0.70	0.02	(1.96)	(0.53)	(0.12)
Extraordinary item	(0.24)

Net income (loss)	$(0.23)	$(0.96)	$1.69	$2.11	$2.46

Cash dividends declared(1)	$0.52	$0.78	$1.04	$1.04	$1.01

	December 31,
	2002	2001	2000	1999	1998
Working capital	$60,821	$9,380	$10,121	$33,959	$34,254
Total assets	640,026	623,117	646,804	678,512	439,522
Total debt	292,607	286,949	283,055	338,174	76,736
Stockholders’ equity	237,789	237,454	262,701	241,975	266,548

(1)	Amounts for 2000, 1999 and 1998 include $.26 per share declared for payment in the subsequent year.

Certain prior year balances have been reclassified to conform to the 2002 presentation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Financial Condition and Future Results” as well as those discussed in this section and elsewhere in this annual report.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2000 through 2002.

On August 1, 2000, our broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO-TV in Fresno, CA, for $60 million, resulting in a gain of $15,722,000 before income taxes.

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

As a result of these sales, and an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, we increased the estimated loss from discontinued operations by $500,000, or $327,000 net of taxes. This revision in estimate, net of taxes, was recorded as loss from discontinued operations in the quarter ended June 30, 2001.

In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (the “Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During the quarter ended September 30, 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $769,000, or $500,000 net of taxes.

Effective January 1, 2002, we restructured our continuing operations into three principal business segments: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV and, beginning in October 2002, our broadcasting subsidiary’s Seattle radio operations are included in the broadcasting segment. The media services segment also includes the consolidated operations of Civia. In 2002, we converted certain loans into a majority equity interest in Civia, Inc. During the second quarter of 2002, we purchased all remaining minority equity interests in Civia. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

In May 2002, our broadcasting subsidiary entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. In this regard, the broadcasting subsidiary has incurred certain selling, promotional, and other costs prior to recognizing revenue under the Rights Agreement.

In September 2002, certain property used in our real estate operations located on Lake Union in Seattle (the “Lake Union Property”) was sold. Net proceeds from the sale were $12,779,000.

The Company intended to use proceeds from the sales of the Lake Union Property and the Portland Property to fund construction of Fisher Plaza. Accordingly, we entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales were deposited with a Qualified Intermediary (“Intermediary”), which disbursed the funds for payment of qualifying construction expenditures. At December 31, 2002, restricted cash represents $12,778,000 on deposit with the Intermediary that was intended for use in funding Fisher Plaza construction. Following the end of the exchange period on February 8, 2003, the Intermediary released unexpended funds amounting to $12,188,000 to the Company, which is available to fund continued construction of Fisher Plaza, reduction of debt, and for general corporate purposes.

In October 2002, our real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 the subsidiary concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. The results of operations of the properties sold, as well as the gain recognized on sale, are reported as discontinued operations in the accompanying financial statements.

In October 2002, our broadcasting subsidiary entered into a non-binding letter of intent from a buyer interested in acquiring substantially all of the assets and assuming certain liabilities of television stations WFXG-TV, Augusta, Georgia and WXTX-TV, Columbus, Georgia (the “Georgia Stations”). On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of the Georgia Stations for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC Approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The broadcasting subsidiary will incur a loss of approximately $17 million after income tax effects, which will be recorded in the first quarter of 2003. The net proceeds from the sale, after income taxes, will be used to reduce debt.

In November 2002, we announced that Goldman, Sachs & Co. had been retained as financial advisor to assist in reviewing strategic alternatives. On February 12, 2003, we announced that the board of directors has directed management to continue to execute its restructuring plan. The plan includes focusing on core businesses, streamlining operations, and seeking to further reduce operating expenses and to increase the company’s revenue base. In addition, we expect to use the majority of the proceeds of selected asset sales to further reduce debt.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

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

Allowance for doubtful accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

Television and radio broadcast rights.    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered noncurrent. The costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Accounting for derivative instruments.    We utilize an interest rate swap in the management of our variable rate exposure. The interest rate swap is held at fair value with the change in fair value being recorded in the statement of income.

We entered into a variable forward sales transaction with a financial institution. Our obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by us. A portion of the forward transaction will be considered a derivative and, as such, we will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. We may in the future designate the forward transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness.

Goodwill and long-lived intangible assets.    Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible net assets acquired and is accounted for under the provision of Statement of Financial Accounting Standards No. 142.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption we ceased amortizing goodwill. Goodwill is now tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 we completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. We completed our annual test for impairment of goodwill during the fourth quarter of 2002 and found no indication of impairment. Our judgments regarding the existence of impairment indicators include: an assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired. The carrying value of goodwill is $189 million as of December 31, 2002.

Whenever changes in circumstances indicate that the carrying amount may not be recoverable we assess the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular, the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation.

Tax Accruals.    Our federal and state income tax returns are subject to periodic examination. The tax authorities may challenge certain of our tax positions as a result of the examinations. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2002 showed a consolidated loss of $1,991,000 including an extraordinary loss item amounting to $2,058,000, net of income taxes, for expensing deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Results for 2002 also included the after tax effects of gains from sale of real estate amounting to $10,635,000, net gain on derivative instruments amounting to $1,029,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000.

Operating results for the year ended December 31, 2001 showed a consolidated net loss of $8,263,000 compared with net income of $14,530,000 reported for the year ended December 31, 2000. Results for 2001 include a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations.

Revenue

	2002	% Change	2001	% Change	2000
Broadcasting	$136,894,000	-4.2%	$142,955,000	-26.2%	$193,701,000
Media services	8,338,000	27.6%	6,533,000	76.6%	3,700,000
Real estate	8,856,000	-2.8%	9,106,000	-3.4%	9,423,000

Consolidated	$154,088,000	-2.8%	$158,594,000	-23.3%	$206,824,000

Broadcasting revenue declined $6,061,000 during the year ended December 31, 2002, compared with 2001, due largely to a weak economy in the Northwest and relatively weak performance by ABC network programming. Television revenues, net of agency commissions, were down 4%. Net revenue from radio operations declined 3%.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), revenue for the overall Seattle television market declined 3% during 2002, and revenue for the overall Portland television market increased 10%. Our Seattle and Portland television stations experienced revenue declines of 14% and 1%, respectively, during the year. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were contributing factors. We also believe that KOMO TV in Seattle was impacted by the popularity of the Seattle Mariners baseball team, whose games are broadcast on a competing station. All of our smaller market television operations reported increased revenue, except the Georgia stations.

Our radio operations reported mixed revenue results during 2002. Revenues for our Seattle radio operations declined 12% during the year due, in part, to a decline in ratings, while revenues at our Portland radio stations increased 18% due, in part, to improving ratings. Miller Kaplan reported that radio revenues for the Seattle market declined 2%, and revenues for the Portland radio market increased 7%. Revenue at our small market radio stations in Eastern Washington and Montana increased 8% compared with 2001.

During the year ended December 31, 2001, as compared with 2000, our revenue from local advertisers declined $19,300,000; our national advertising revenue declined $21,400,000; and our political advertising revenue decreased $23,700,000. These declines were partially offset by reduced commissions paid to advertising agencies, with the result that net revenue from broadcasting operations declined $50,746,000 in 2001, compared with 2000. Comparability between the periods is affected by the sale by the Company’s broadcasting subsidiary, in August 2000, of all of the membership interest in a limited liability company, which owned and operated KJEO-TV. If, for purposes of comparison, revenue from KJEO-TV is excluded from the 2000 revenue, the decrease in revenue from broadcasting operations for the year ended December 31, 2001 compared with 2000 would be 24.2%.

Factors occurring during 2001 which contributed to the revenue decline include decreased advertiser demand, particularly by national advertisers, relative weakness of ABC Network programming, competition for viewers and listeners in the Seattle market as a result of the popularity of the Seattle Mariners baseball game programming on a competing station, a decline in revenue from political advertising of approximately $23,700,000, and the absence of revenue from KJEO-TV, which contributed approximately $5,200,000 of revenue in 2000. The adverse effects of the events of September 11, 2001 also contributed to the decline in broadcast revenue as our television stations aired continuous, commercial-free, network news coverage for several days following the events and a number of advertisers cancelled or delayed previously scheduled advertising.

Declines in revenue for the year ended December 31, 2001, as compared with 2000 were: KOMO TV in Seattle, 31%; KATU Television in Portland, 30%; the smaller market television stations, 16% (adjusted to exclude KJEO-TV); Seattle radio group 16%; Portland radio group 17%; and the small market radio operations, 7%.

Revenue for the media services segment increased $1,805,000 for the year ended December 31, 2002, principally due to increased revenue from program production and development at Fisher Entertainment, and increased revenue from Fisher Plaza as the project was more fully leased during 2002. Fisher Pathways’ revenue declined 31% during 2002, compared with 2001, due to a decline in demand for our satellite transmission services. The increase in revenue of the media services segment in 2001, compared with 2000, is principally due to increased revenue from Fisher Plaza, which first opened in May of 2000.

The real estate segment includes the operations of the 185,000 square foot West Lake Union Center located in Seattle, the 195,000 square foot Fisher Business Center located in Lynwood, Washington, and, through the date of sale in September 2002, the Lake Union Property. The 2.8% decline in real estate revenue for the year ended December 31, 2002, compared with 2001, is primarily due to the reduction of rents from the Lake Union Property as a result of the sale in September. The reduction in rents was partially offset by management fees from the Lake Union Property subsequent to the sale.

The 3.4% decline in real estate revenue for the year ended December 31, 2001, compared with 2000, is primarily due to decreases in real estate management fees and other revenue, partially offset by increased rents from the Lake Union Property.

In October 2002, our real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. In December, the sale of three industrial properties was concluded. The results of operations of the properties sold, as well as the gain recognized on the sales, are reported as discontinued operations in the accompanying financial statements and elsewhere in Management’s Discussion And Analysis Of Financial Position And Results Of Operations.

Cost of services sold

	2002	% Change	2001	% Change	2000
Broadcasting	$60,661,000	-9.0%	$66,652,000	-2.8%	$68,737,000
Media services	4,990,000	69.2%	2,948,000	139.1%	1,233,000
Real estate	1,605,000	6.6%	1,506,000	-1.8%	1,532,000

Consolidated	$67,256,000	-5.4%	$71,106,000	-.6%	$71,502,000
Percentage of revenue	43.6%		44.8%		34.6%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming, operating costs of the businesses in the media services segment, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control at the broadcasting segment resulted in a reduction in operating expenses in 2002, compared with 2001. The largest declines were in salaries and related expenses due to staff reduction, cost of syndicated and sports programs, and promotion expense. Some expense reductions were partially offset by increases relating to programming changes at KOMO AM in Seattle.

During the year ended December 31, 2001 operating expenses of the broadcasting operations declined modestly compared with 2000, after adjusting 2000 to exclude expenses of KJEO-TV, which was sold in August of that year.

Operating expenses in the media services segment increased during 2002 as additional costs were incurred in connection with program production and development at Fisher Entertainment, and at Fisher Plaza where certain costs were deferred during 2001. The increase in operating expenses for the year ended December 31, 2001, compared with 2000, is primarily attributable to operations of Fisher Plaza, which was placed in service in mid-2000.

Leases for office and industrial space operated by the real estate segment require tenants to share in operating expenses of the related property. Due to lower occupancy during 2002, tenant reimbursements declined, resulting in an increase in net operating expenses of the real estate segment. Operating expenses declined modestly in 2001, compared with 2000.

Selling expenses

	2002	% Change	2001	% Change	2000
Broadcasting	$22,828,000	8.4%	$21,063,000	-7.4%	$22,757,000
Media services	315,000		116,000		34,000

Consolidated	$23,143,000	9.3%	$21,179,000	-7.1%	$22,791,000
Percentage of revenue	15.0%		13.4%		11.0%

Selling expenses at our broadcasting segment increased in 2002 as costs incurred at Seattle Radio operations in connection with a joint sales agreement that became effective in March 2002, and additional sales personnel related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM, more than offset savings resulting from emphasis on expense control and lower commissions due to reduced revenue.

The principal cause of the reduction in 2001 selling expenses at the broadcasting segment, compared with 2000, is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions and decrease in selling expenses attributable to KJEO-TV, which was sold on August 1, 2000.

Selling expenses at the media services segment increased due to efforts to increase revenue growth at Fisher Pathways, Inc., beginning in 2000, and at Civia, Inc. beginning in 2001.

General and administrative expenses

	2002	% Change	2001	% Change	2000
Broadcasting	$29,376,000	8.6%	$27,041,000	-19.0%	$33,390,000
Media services	2,970,000	-33.9%	4,495,000		2,187,000
Real estate	2,075,000	-17.6%	2,519,000	-10.8%	2,825,000
Corporate, eliminations & other	9,442,000	-7.8%	10,237,000	57.5%	6,499,000

Consolidated	$43,863,000	-1.0%	$44,292,000	-1.4%	$44,901,000
Percentage of revenue	28.5%		27.9%		21.7%

Our broadcasting segment experienced higher costs of medical and other employee benefits, insurance, professional fees, and a charge amounting to approximately $600,000 in connection with a change in location of the Seattle Radio operations (See Note 1 to the Consolidated Financial Statements) during the year ended December 31, 2002, compared with 2001.

General and administrative expenses declined at the broadcasting segment in 2001, compared with 2000, largely due to cessation of benefit accruals for the broadcasting subsidiary’s defined benefit plan (which was terminated in January 2002), reduction in personnel costs as a result of the retirement of a senior officer in early 2001, and decrease of expenses attributable to KJEO-TV as a result of the sale on August 1, 2000.

In the media services segment, the activities of Civia were largely curtailed during 2002 because efforts to promote growth were not successful. Expense reductions resulting from curtailment of activities at Civia were partially offset by increased personnel and related costs at Fisher Entertainment and Fisher Media Services’ corporate function. The increase in general and administrative expenses incurred by the media services segment in 2001, compared with 2000, is primarily attributable to efforts to promote growth of Civia.

The decline in general and administrative expenses at our real estate segment in 2002 is primarily attributable to a reduction in salaries and related costs. Our expenses in 2001 decreased compared with 2000 as expenses associated with certain officers were transferred to the corporate segment in connection with our restructuring that occurred in 2001.

Our corporate segment incurred lower general and administrative expenses in 2002 primarily as a result of decreased severance and outplacement costs from staff reductions that occurred in 2001. These decreases were partially offset by increases in other categories, including insurance and pension expense. During the year ended December 31, 2001, the corporate segment incurred increased costs in connection with reassignment of personnel and other costs associated with our restructuring, including severance and related expenses of approximately $3,200,000, and a donation of $1,000,000, under a three-year pledge, to fund a civic project in Seattle, Washington.

Depreciation and amortization

	2002	% Change	2001	% Change	2000
Broadcasting	$14,165,000	-25.8%	$19,089,000	11.8%	$17,076,000
Media services	3,929,000		1,388,000		686,000
Real estate	2,767,000	-6.9%	2,973,000	-.05%	2,987,000
Corporate, eliminations & other	236,000	24.5%	189,000	53.0%	124,000

Consolidated	$21,097,000	-10.7%	$23,639,000	13.3%	$20,873,000
Percentage of revenue	13.7%		14.9%		10.1%

The decline in depreciation and amortization for the year ended December 31, 2002, compared with 2001, at the broadcasting segment is primarily due to a new accounting standard that required discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $5,183,000 during 2001. Depreciation expense remained relatively constant except for additional depreciation relating to a change in location of the Seattle Radio operations.

The increases in broadcasting depreciation expense for the year ended December 31, 2001, compared with 2000, relate primarily to depreciation of new broadcast and related equipment and digital studios acquired by KOMO TV in June of 2000 and depreciation of Fisher Plaza, first placed in service in mid-2000.

The increase in 2002 depreciation in the media services segment is attributable to operations of Fisher Plaza and Civia. Depreciation on a portion of Fisher Plaza began during the second half of 2001 when the first phase was considered substantially complete, and we began consolidating the operations of Civia in January 2002.

The decline in depreciation in the real estate segment in 2002 is primarily attributable to the sale of the Lake Union Property, in September.

Income (Loss) from operations

	2002	% Change	2001	% Change	2000
Broadcasting	$9,864,000	8.3%	$9,110,000	-82.4%	$51,906,000
Media services	(3,867,000)	60.1%	(2,415,000)		(196,000)
Real estate	2,410,000	14.2%	2,109,000	1.4%	2,079,000
Corporate, eliminations & other	(9,678,000)	-9.3%	(10,426,000)	48.3%	(7,032,000)

Consolidated	$(1,271,000)		$(1,622,000)	-103.5%	$46,757,000

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, net gain on derivative instruments and other income, net, have not been included, and interest expense, income taxes and unusual items have not been deducted.

Net gain on derivative instruments

2002	2001	2000
$1,632,000	$-0-	$-0-

Net gain on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $5,227,000, unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $959,000, and a realized loss amounting to $2,636,000 from termination, in March 2002, of an interest rate swap agreement (see Note 6 to the Consolidated Financial Statements).

Gain on sale of real estate; gain on sale of KJEO TV

	2002	2001	2000
Gain on sale of real estate	$5,442,000	$-0-	$852,000
Gain on sale of KJEO TV	$-0-	$-0-	$15,722,000

In September 2002, the Lake Union Property was sold. Net proceeds from the sale were $12,779,000. Gain on the sale amounted to $5,442,000, before income taxes. During 2000 our real estate subsidiary sold two real estate parcels. Net proceeds from the sales were $1,785,000. Gain on the sales amounted to $852,000, before income taxes.

On August 1, 2000, the broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO TV in Fresno, CA, for $60,000,000. Gain on the sale amounted to $15,722,000, before income taxes.

Other income, net

2002	% Change	2001	% Change	2000
$2,978,000	-7.2%	$3,210,000	-30.6%	$4,625,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decline from the 2000 level is primarily attributable to a reduction, in April of 2001, in the dividend paid by SAFECO Corporation.

Interest expense

2002	% Change	2001	% Change	2000
$19,455,000	15.2%	$16,890,000	-17.2%	$20,393,000

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under interest rate swap agreements. The increases in 2002 interest expense, compared with 2001, are attributable to higher amounts borrowed during 2002, partially offset by lower interest rates. Until the project is placed in service, interest incurred in connection with funds borrowed to finance construction of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project. Interest capitalized during 2002, 2001, and 2000 amounted to $2,449,000, $1,816,000, and $4,215,000, respectively.

Provision for federal and state income taxes (benefit)

	2002	2001	2000
	$(4,680,000)	$(6,854,000)	$16,286,000
Effective tax rate	44.2%	44.8%	34.2%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits in 2002 and 2001 primarily reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, the impact of state income taxes, and, in 2002, revision of estimates of contingent tax liabilities.

Income (loss) from discontinued operations, net of income tax

	2002	2001	2000
Real estate operations sold	$6,468,000	$505,000	$459,000
Milling businesses	$(500,000)	$(327,000)	$(17,327,000)

In October 2002, our real estate subsidiary concluded the sale of one industrial property. In December 2002, the real estate subsidiary concluded the sale of three industrial properties. The properties that were sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the properties sold through the date of sale, as well as the gain recognized on sales, are reported as discontinued operations in the accompanying financial statements.

In October 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in the accompanying financial statements. The resulting sale incurred a loss of $17,327,000 after income taxes.

As a result of an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000, or $327,000 net of taxes. This revision in estimate, net of taxes, was recorded as loss from discontinued operations in the quarter ended June 30, 2001.

In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During the quarter ended September 30, 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $769,000, or $500,000 net of taxes.

See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.

Extraordinary item, net of income tax benefit

2002	2001	2000
$(2,058,000)	$-0-	$-0-

We repaid certain loans in March 2002 and, as a result, recognized deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

2002	2001	2000
$6,733,000	$(5,489,000)	$14,715,000

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities, adjustments to reflect minimum pension liabilities, and the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes.

During the year ended December 31, 2002, the value of the marketable securities increased $6,660,000, net of tax. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $34.67 at December 31, 2002, $31.15 at December 31, 2001, and $32.88 at December 31, 2000.

At December 31, 2002, the accumulated benefit obligation of our defined benefit pension plans exceeded plan assets. Accordingly, an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $3,358,000 ($2,183,000 net of income taxes).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145, which updates, clarifies, and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of FAS 145 shall be effective for financial statements issued for fiscal years beginning after May 15, 2002. We are currently assessing the impact of FAS 145 on our financial statements.

In July 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is permitted. During the third quarter of 2002 we applied the provisions of FAS 146 and recorded a charge amounting to approximately $600,000 in connection with a change in location of the broadcasting subsidiary’s Seattle Radio operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

In December 2002, the FASB issued FASB Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148). FAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 we had working capital of $60,821,000, including cash and short-term cash investments totaling $23,515,000 and cash restricted for construction of Fisher Plaza amounting to $12,778,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of December 31, 2002, approximately $18,000,000 is available under existing credit facilities.

On October 25, 2002, our real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 the subsidiary concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. Proceeds from the sales, net of income taxes, were used to reduce debt in 2002.

Net cash provided by operating activities during the year ended December 31, 2002 was $17,537,000. Net cash provided by operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $10,004,000, including $62,465,000 proceeds from sale of real estate, reduced by $39,683,000 for purchase of property, plant and equipment (including for the Fisher Plaza project), and $12,778,000 cash restricted for the Fisher Plaza project. Net cash used in financing activities was $7,594,000, comprised of borrowings under borrowing agreements and mortgage loans of $276,131,000 less payments of $264,921,000 on borrowing agreements and mortgage loans, as two prior credit facilities were repaid from proceeds from new credit facilities, payments on notes payable of $8,624,000, payment of deferred loan costs of $5,733,000 paid in connection with obtaining new credit facilities, and cash dividends paid to stockholders totaling $4,468,000 or $.52 per share. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

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

As of December 31, 2002, our fixed rate debt totaled $107,008,000. The fair value of our fixed-rate debt is estimated to be approximately $1,035,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of December 31, 2002, amounted to $2,115,000.

We also had $185,381,000 in variable-rate debt outstanding as of December 31, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,172,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. As of December 31, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $4,295,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $100,000 as of December 31, 2002. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are reported in net gain on derivative instruments in the accompanying Consolidated Financial Statements.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of December 31, 2002 was $107,352,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation common stock. As of December 31, 2002, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,735,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of December 31, 2002, 3,000,000 shares of SAFECO Corporation common stock owned by the Company were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of December 31, 2002 the derivative portion of the Forward Transaction had a fair market value of $5,227,000, which is included in net gain on derivative instruments in the accompanying Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $7,600,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $250,000, and a hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $650,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related documents listed in the index set forth in Item 14 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings “Information With Respect to Nominees and Directors Whose Terms Continue”, “Security Ownership of Certain Beneficial Owners and Management”, and “Compliance With Section 16(a) Filing Requirements” contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” and “Information With Respect to Nominees and Directors Whose Terms Continue” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

We maintain two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2002 options and rights for 387,014 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2002 options for 102,000 shares had been issued. The Plans were approved by shareholders effective April 26, 2001 (see Note 8 to the Consolidated Financial Statements).

The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
424,302	$53.69	498,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Transactions With Management” contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements:

•	Reports of Management and Independent Accountants

•	Consolidated Statement of Income for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Balance Sheet at December 31, 2002 and 2001

•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

•	Report of Independent Accountants

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

•	Schedule III—Real Estate and Accumulated Depreciation at December 31, 2002

(3)	Exhibits: See “Exhibit Index.”

(b)	Forms 8-K filed during the fourth quarter of 2002:

A report on Form 8-K dated November 8, 2002 was filed with the Commission announcing that the Company had retained Goldman, Sachs & Co. to assist it in its evaluation of strategic alternatives for the Company.

Report of Management

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent accountants audit the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent report on such financial statements.

The Board of Directors of the Company has an Audit Committee composed of six non-management Directors. The Committee meets periodically with management and the independent accountants to review accounting, control, auditing and financial reporting matters.

/s/    WILLIAM W. KRIPPAEHNE JR.

William W. Krippaehne Jr.

President and Chief Executive Officer

/s/    WARREN J. SPECTOR

Warren J. Spector

Executive Vice President and Chief Operating Officer

/s/    DAVID D. HILLARD

David D. Hillard

Senior Vice President and Chief Financial Officer

Report of Independent Accountants

To the Stockholders and

Board of Directors of

Fisher Communications, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Communications, Inc. (formerly Fisher Companies Inc.) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Seattle, Washington

February 21, 2003

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2002	2001	2000
	(in thousands, except per share amounts)
Revenue
Broadcasting	$136,894	$142,955	$193,701
Media services	8,338	6,533	3,700
Real estate	8,856	9,106	9,423

	154,088	158,594	206,824

Costs and expenses
Cost of products and services sold	67,256	71,106	71,502
Selling expenses	23,143	21,179	22,791
General and administrative expenses	43,863	44,292	44,901
Depreciation and amortization	21,097	23,639	20,873

	155,359	160,216	160,067

Income (loss) from operations	(1,271)	(1,622)	46,757
Net gain on derivative instruments	1,632
Gain on sale of real estate	5,442		852
Gain on sale of KJEO TV			15,722
Other income, net	2,978	3,210	4,625
Equity in operations of equity investees	93	7	121
Interest expense	(19,455)	(16,890)	(20,393)

Income (loss) from continuing operations before income taxes and extraordinary item	(10,581)	(15,295)	47,684
Provision for federal and state income taxes (benefit)	(4,680)	(6,854)	16,286

Income (loss) from continuing operations before extraordinary item	(5,901)	(8,441)	31,398
Income (loss) from discontinued operations, net of income tax:
Real estate operations sold	6,468	505	459
Milling businesses	(500)	(327)	(17,327)

Income (loss) before extraordinary item	67	(8,263)	14,530
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)

Net income (loss)	$(1,991)	$(8,263)	$14,530

Income (loss) per share:
From continuing operations	$(0.69)	$(0.98)	$3.67
From discontinued operations	0.70	0.02	(1.97)

Income (loss) before extraordinary item	0.01	(0.96)	1.70
Extraordinary item	(0.24)

Net income (loss) per share	$(0.23)	$(0.96)	$1.70

Income (loss) per share assuming dilution:
From continuing operations	$(0.69)	$(0.98)	$3.65
From discontinued operations	0.70	0.02	(1.96)

Income (loss) before extraordinary item	0.01	(0.96)	1.69
Extraordinary item	(0.24)

Net income (loss) per share assuming dilution	$(0.23)	$(0.96)	$1.69

Weighted average shares outstanding	8,593	8,575	8,556
Weighted average shares outstanding assuming dilution	8,593	8,575	8,593

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2002	2001
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash and short-term cash investments	$23,515	$3,568
Restricted cash	12,778
Receivables	33,057	33,081
Prepaid income taxes	4,425	10,760
Prepaid expenses	6,247	4,251
Television and radio broadcast rights	7,884	10,318
Net working capital of discontinued operations		216

Total current assets	87,906	62,194

Marketable Securities, at market value	107,352	97,107

Other Assets
Cash value of life insurance and retirement deposits	13,876	12,403
Television and radio broadcast rights	5,954	1,725
Goodwill, net	189,133	189,133
Investments in equity investees	2,922	2,594
Other	17,971	12,232
Net noncurrent assets of discontinued operations		1,635

	229,856	219,722

Property, Plant and Equipment, net	214,912	244,094

	$640,026	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$6,448	$25,469
Trade accounts payable	5,335	5,490
Accrued payroll and related benefits	6,505	7,616
Television and radio broadcast rights payable	6,756	8,980
Other current liabilities	2,041	5,259

Total current liabilities	27,085	52,814

Long-term Debt, net of current maturities	286,159	261,480

Other Liabilities
Accrued retirement benefits	18,412	12,028
Deferred income taxes	63,167	50,994
Television and radio broadcast rights payable, long-term portion	851	1,570
Other liabilities	6,563	6,777

	88,993	71,369

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,488	3,486
Deferred compensation	(11)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	69,020	62,360
Net loss on interest rate swap		(2,256)
Minimum pension liability	(2,183)
Retained earnings	156,732	163,191

	237,789	237,454

	$640,026	$623,117

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands, except share amounts)
Balance December 31, 1999	8,550,690	$10,688	$2,168	$(534)	$50,878	$178,775	$241,975
Net income						14,530	14,530
Other comprehensive income					14,715		14,715
Issuance of common stock rights, net of forfeitures			(69)	69
Amortization of deferred compensation				330			330
Issuance of common stock under rights and options, and related tax benefit	7,352	10	41				51
Dividends						(8,900)	(8,900)

Balance December 31, 2000	8,558,042	10,698	2,140	(135)	65,593	184,405	262,701
Net loss						(8,263)	(8,263)
Other comprehensive loss					(5,489)		(5,489)
Amortization of deferred compensation				69			69
Issuance of common stock under rights and options, and related tax benefit	33,616	41	1,346				1,387
Redemption of preferred stock of subsidiary						(6,257)	(6,257)
Dividends						(6,694)	(6,694)

Balance December 31, 2001	8,591,658	10,739	3,486	(66)	60,104	163,191	237,454
Net loss						(1,991)	(1,991)
Other comprehensive Income					6,733		6,733
Amortization of deferred compensation				55			55
Issuance of common stock under rights and options, and related tax benefit	2,402	4	2				6
Dividends						(4,468)	(4,468)

Balance December 31, 2002	8,594,060	$10,743	$3,488	$(11)	$66,837	$156,732	$237,789

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(1,991)	$(8,263)	$14,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,553	26,362	26,146
Noncurrent deferred income taxes	9,543	2,222	(1,420)
Equity in operations of equity investees	(93)	4,572	958
Amortization of deferred loan costs	1,130	778	828
Gain on sale of real estate	(16,867)		(852)
Gain on sale of KJEO TV			(15,722)
Increase in fair value of derivative instruments	(4,269)
Extraordinary item—loss from extinguishment of debt	3,265
Net loss from discontinued operations			17,327
Amortization of television and radio broadcast rights	13,738	16,181	15,837
Payments for television and radio broadcast rights	(18,475)	(16,291)	(16,689)
Other	(2,000)	286	(232)
Change in operating assets and liabilities
Receivables	34	8,064	7,621
Inventories			5,354
Prepaid income taxes	6,336	(10,373)	888
Prepaid expenses	(1,996)	(1,402)	691
Cash value of life insurance and retirement deposits	(1,473)	(725)	(772)
Other assets	(74)	(2,301)	(2,454)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(2,718)	(10,547)	4,770
Accrued retirement benefits	6,383	(1,578)	770
Other liabilities	4,511	1,548	1,230

Net cash provided by operating activities	17,537	8,533	58,809

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	62,465	2	2,396
Proceeds from sale of discontinued milling business assets		49,910
Proceeds from sale of KJEO TV			60,000
Restricted cash	(12,778)
Purchase of property, plant and equipment	(39,683)	(40,420)	(59,587)
Investments in equity investees		(4,109)	(1,011)

Net cash provided by investing activities	10,004	5,383	1,798

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,624)	(560)	(2,706)
Borrowings under borrowing agreements and mortgage loans	276,131	54,036	11,000
Payments on borrowing agreements and mortgage loans	(264,921)	(49,697)	(63,413)
Payment of deferred loan costs	(5,733)
Redemption of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21	1,249	19
Cash dividends paid	(4,468)	(8,919)	(8,898)

Net cash used in financing activities	(7,594)	(10,566)	(63,998)

Net increase (decrease) in cash and short-term cash investments	19,947	3,350	(3,391)
Cash and short-term cash investments, beginning of period	3,568	218	3,609

Cash and short-term cash investments, end of period	$23,515	$3,568	$218

Supplemental cash flow information is included in Notes 5, 6, 8, and 9.

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2001	2000
	(in thousands)
Net income (loss)	$(1,991)	$(8,263)	$14,530
Other comprehensive income (loss):
Cumulative effect of accounting change, net of income tax benefit of $489		(907)
Unrealized gain (loss) on marketable securities	10,246	(4,974)	22,638
Effect of income taxes	(3,586)	1,741	(7,923)
Net gain (loss) on interest rate swap	835	(2,076)
Effect of income taxes	(292)	727
Minimum pension liability adjustment	(3,358)
Effect of income taxes	1,175
Loss on settlement of interest rate swap reclassified to operations, net of income tax benefit of $923	1,713

Comprehensive income (loss)	$4,742	$(13,752)	$29,245

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting, proprietary real estate development and management, and other media operations including production of content for cable and television as well as providing satellite transmission services. As explained in Note 2 the Company sold its flour milling and bakery supply distribution businesses during 2001. The Company conducts its business primarily in Washington, Oregon, Idaho, Montana, Georgia and California. A summary of significant accounting policies is as follows:

Principles of consolidation    The consolidated financial statements include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting are conducted through Fisher Broadcasting Company. Real estate operations are conducted through Fisher Properties Inc. Fisher Media Services Company was formed in 2001 to conduct other media operations, including Fisher Plaza, beginning in 2002. All material intercompany balances and transactions have been eliminated.

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

Revenue recognition    Television and radio revenue is recognized when the advertisement is broadcast. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease. Revenue from production of content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed.

Short-term cash investments    Short-term cash investments are comprised of repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments which have remaining maturities at date of purchase of 90 days or less to be cash equivalents.

Marketable securities    Marketable securities consist of equity securities traded on a national securities exchange or reported on the Nasdaq stock market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 2002 and 2001. As of December 31, 2002, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. Market value is based on closing per share sale prices. The Company has classified its investments as available-for-sale under applicable accounting standards and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related tax effect (See note 6).

Television and radio broadcast rights    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered noncurrent. The costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Investments in equity investees    Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method (See note 4).

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and long-lived intangible assets    Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible net assets acquired and is accounted for under the provision of Statement of Financial Accounting Standards No. 142.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption the Company ceased amortizing goodwill. Goodwill is now tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. The Company has determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 the Company completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. The Company completed its annual test for impairment of goodwill during the fourth quarter of 2002 and found no indication of impairment. The Company’s judgments regarding the existence of impairment indicators include: the Company’s assessment of the impacts of legal factors and market and economic conditions; the results of the Company’s operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of the Company’s business; and availability of sources of funding to conduct the Company’s principal operations. In the future, it is possible that such assessments could cause the Company to conclude that impairment indicators exist and that certain assets are impaired. The carrying value of the Company’s goodwill is $189 million as of December 31, 2002.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net income (loss) and net income (loss) per share to that which would have resulted for 2001 and 2000 if FAS 142 had been adopted effective in 2000 (in thousands except per share amounts).

	Year Ended December 31
	2001	2000
Net income (loss)	$(8,263)	$14,530
Goodwill amortization, net of income taxes (benefit)	2,885	3,917

Adjusted net income (loss)	$(5,378)	$18,447

Net income (loss) per share:
Basic	$(0.96)	$1.70
Assuming dilution	$(0.96)	$1.69
Adjusted net income (loss) per share
Basic	$(0.63)	$2.16
Assuming dilution	$(0.63)	$2.15

Property, plant and equipment    Replacements and improvements are capitalized while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost net of related accumulated depreciation. Gains or losses on dispositions of property, plant and equipment are included in Other income, net or in Discontinued Operations, based on the nature of the disposition.

Real estate taxes, interest expense and certain other costs related to real estate projects constructed for lease to third parties are capitalized as a cost of such projects until the project, including major tenant improvements, is substantially completed. A project is generally considered to be substantially completed when a predetermined occupancy level has been reached or the project has been available for occupancy for a period of one year. Costs, including depreciation, applicable to a project are charged to expense based on the ratio of occupied space to total rentable space until the project is substantially completed, after which such costs are expensed as incurred.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5–55 years
Machinery and equipment	3–25 years
Land improvements	10–55 years

Impairment of long-lived assets    Whenever changes in circumstances indicate that the carrying amount may not be recoverable the Company assesses the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular, the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation.

Interest rate protection arrangement    The Company utilizes an interest rate swap in the management of its variable rate exposure. The interest rate swap is held at fair value with the change in fair value being recorded in the statement of income.

Income taxes    Deferred income taxes are provided for all significant temporary differences in reporting for financial reporting purposes versus income tax reporting purposes.

Advertising    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $4,261,000, $4,409,000, and $4,337,000 in 2002, 2001, and 2000, respectively.

Earnings per share    Net income (loss) per share represents net income (loss) divided by the weighted average number of shares outstanding during the year. Net income (loss) per share assuming dilution represents net income (loss) divided by the weighted average number of shares outstanding, including the potentially dilutive impact of the stock options and restricted stock rights issued under the Company’s incentive plans. Common stock options and restricted stock rights are converted using the treasury stock method.

	Year Ended December 31
	2002	2001	2000
Shares outstanding at beginning of period	8,591,658	8,558,042	8,550,690
Weighted average of shares issued	1,474	16,535	5,351

	8,593,132	8,574,577	8,556,041
Dilutive effect of:
Restricted stock rights			9,613
Stock options			27,402

	8,593,132	8,574,577	8,593,056

A reconciliation of the number of shares outstanding to the weighted average number of shares outstanding assuming dilution is as follows:

The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the year ended December 31, 2002 because such rights and options were anti-dilutive. The dilutive effect of 3,612 restricted stock rights and options to purchase 413,613 shares are excluded for the year ended December 31, 2001 because such rights and options were anti-dilutive. All restricted stock rights and options were dilutive for the year ended December 31, 2000.

Stock-based compensation     The Company accounts for common stock options and restricted common stock rights issued in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share amounts):

	Year Ended December 31
	2002	2001	2000
Net income (loss), as reported	$(1,991)	$(8,263)	$14,530
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(917)	(942)	(767)

Adjusted net income (loss)	$(2,908)	$(9,205)	$13,763

Income (loss) per share:
As reported	$(0.23)	$(0.96)	$1.70
Adjusted	$(0.34)	$(1.07)	$1.61
Income (loss) per share assuming dilution:
As reported	$(0.23)	$(0.96)	$1.69
Adjusted	$(0.34)	$(1.07)	$1.60

Fair value of financial instruments    The carrying amount of cash and short-term cash investments, receivables, inventories, marketable securities, trade accounts payable and broadcast rights payable approximate fair value due to their short maturities.

The fair value of notes payable and variable-rate long-term debt approximates the recorded amount based on borrowing rates currently available to the Company. At December 31, 2002, the fair value of our fixed-rate debt is estimated to be approximately $1,035,000 greater than the recorded amount, based on current borrowing rates.

At December 31, 2002, the fair value of our variable forward sales transaction was $5,227,000, and the fair value of our interest rate swap agreement was a liability of $4,295,000 (See note 6).

Recent accounting pronouncements

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

In July 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is permitted. During the third quarter of 2002 the Company applied the provisions of FAS 146 and recorded a charge amounting to approximately $600,000 in connection with a change in location of the broadcasting subsidiary’s Seattle Radio operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

In December 2002, the FASB issued FASB Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148). FAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.

Reclassifications    Certain prior year balances have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on net income or loss.

NOTE 2

Discontinued Operations

In October 2002, the Company’s real estate subsidiary concluded the sale of one industrial property. In December 2002, the real estate subsidiary concluded the sale of three industrial properties. The properties that were sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the properties sold through the date of sale, as well as the gain recognized on sales, are reported as discontinued operations in the accompanying financial statements.

The gain from discontinued operations of the real estate operations sold is summarized as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Income (loss) from operations:
Before income taxes	$(1,166)	$800	$729
Income tax effect	431	(295)	(270)

	(735)	505	459
Gain on sale of real estate
Before income taxes	11,425
Income tax	(4,222)

	7,203

	$6,468	$505	$459

Revenue of the properties sold amounted to $3,455,000, $3,047,000, and $2,838,000 in 2002, 2001, and 2000, respectively.

In October 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board. Accordingly, the operating results, net current liabilities, and net noncurrent assets of Fisher Mills have been reported as discontinued operations in the accompanying financial statements.

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

In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During the quarter ended September 30, 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $769,000, or $500,000 net of taxes.

The loss from discontinued operations of the milling businesses is summarized as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Loss from operations:
Before income taxes			$(2,627)
Income tax benefit			962

			(1,665)
Loss from disposal of milling businesses:
Before income taxes	$(769)	$(500)	(24,096)
Income tax benefit	269	173	8,434

	(500)	(327)	(15,662)

	$(500)	$(327)	$(17,327)

Revenue of the discontinued milling operations was $44,675,000 and $112,102,000 in 2001 and 2000, respectively.

NOTE 3

Receivables

Receivables are summarized as follows (in thousands):

	December 31
	2002	2001
Trade accounts	$32,058	$32,241
Other	2,300	1,545

	34,358	33,786
Less-Allowance for doubtful accounts	1,301	705

	$33,057	$33,081

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4

Investments in Equity Investees

Investments in entities over which the Company does not have control, but has significant influence and owns 50% or less, are accounted for using the equity method. The Company’s investments are reported in the consolidated balance sheet as “Investments in equity investees” and its share of income or losses is reported as “Equity in operations of equity investees” in the consolidated statement of income.

Tulalip Estates    The real estate subsidiary maintained a 50% interest in a joint venture formed to develop residential real estate owned by the joint venture. The joint venture was dissolved during 2000 and the real estate subsidiary received distribution of its interest.

South West Oregon Television Broadcasting Corporation    In connection with the 1999 acquisition of network-affiliated television stations the broadcasting subsidiary acquired 50% of the outstanding stock of South West Oregon Broadcasting Corporation (South West Oregon Television), licensee of a television station in Roseburg, Oregon. The broadcasting subsidiary serves as manager of the station.

AN Systems, L.L.C.    AN Systems, L.L.C. (AN Systems) was a developer of a new public advertising network which uses a display device known as the Civia Media Terminal that delivers information in public places such as office buildings and other venues. Under terms of various agreements the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia. During the second quarter of 2002 the Company purchased all remaining minority equity interests in Civia for $250,000. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

Investments in equity investees are summarized as follows (in thousands):

	Tulalip Estates	South West Oregon Television	AN Systems	Total
Balance, December 31, 1999	$179	$2,825		$3,004
Loans			$1,315	1,315
Distributions received	(179)	(125)		(304)
Equity in net income (loss)		122	(1,080)	(958)

Balance, December 31, 2000	0	2,822	235	3,057
Loans			4,109	4,109
Equity in net income (loss)		7	(4,579)	(4,572)

Balance, December 31, 2001	0	2,829	(235)	2,594
Elimination upon consolidation			235	235
Equity in net income		93		93

Balance, December 31, 2002	$0	$2,922	$0	$2,922

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5

Property, Plant And Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31
	2002	2001
Building and improvements	$138,341	$189,405
Machinery and equipment	121,324	105,825
Land and improvements	12,116	23,227

	271,781	318,457
Less-Accumulated depreciation	108,191	109,036

	163,590	209,421
Construction in progress	51,322	34,673

	$214,912	$244,094

Net property, plant and equipment of the discontinued milling operations amounting to $2,612,000 is not included in the December 31, 2001 amounts above.

Property, plant and equipment additions totaling $465,000 and $3,377,000 are included in current liabilities at December 31, 2002 and 2001, respectively.

In September 2002, the Company’s real estate subsidiary concluded the sale of certain property located on Lake Union in Seattle (“Lake Union Property”). Net proceeds from the sale were $12,779,000. The real estate subsidiary has agreements to provide certain management and other services to the purchaser of the property. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, are reported as continuing operations in the accompanying financial statements.

The Company intended to use proceeds from the sales of the Lake Union Property and the Portland Property (See note 2) to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales were deposited with a Qualified Intermediary (“Intermediary”), which disbursed the funds for payment of qualifying construction expenditures. At December 31, 2002, restricted cash represents $12,778,000 on deposit with the Intermediary that was intended for use in funding Fisher Plaza construction. Following the end of the exchange period on February 8, 2003, the Intermediary released unexpended funds amounting to $12,188,000 to the Company, which is available to fund continued construction of Fisher Plaza, reduction of debt, and for general corporate purposes.

In October 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 the subsidiary concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. The results of operations of the properties sold, as well as the gain recognized on sale, are reported as discontinued operations in the accompanying financial statements (See note 2).

The Company receives rental income principally from the lease of office and retail space under gross and net leases and agreements which expire at various dates through 2010. These leases and agreements are

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for as operating leases. The Company generally limits lease terms to periods not in excess of five years. Minimum future rentals from leases and agreements which were in effect at December 31, 2002 are (in thousands):

Year	Rentals
2003	$9,709
2004	6,494
2005	3,737
2006	1,437
2007	593
Thereafter	137

$22,107

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties included in property, plant and equipment at December 31, 2002 includes buildings, equipment and improvements of $135,817,000, land and improvements of $5,924,000, less accumulated depreciation of $27,429,000.

Interest capitalized relating to construction of property, plant and equipment amounted to approximately $2,449,000, $1,816,000, and $4,215,000 in 2002, 2001, and 2000, respectively.

On August 1, 2000, the broadcasting subsidiary completed the sale of its wholly owned membership interest in a limited liability company, which owned and operated KJEO TV in Fresno, CA, for $60,000,000. Proceeds from the sale were used to reduce borrowings.

NOTE 6

Notes Payable And Long-Term Debt

Notes payable    The Company maintained bank lines of credit which totaled $25,000,000 at December 31, 2001. The lines were unsecured, with interest at rates no higher than the prime rate. At December 31, 2001, $5,355,000 was outstanding under the lines at an interest rate of 5.5%. The weighted average interest rate on borrowings outstanding during 2001 was 5.76%. The lines of credit expired January 31 2002 and were subsequently extended to March 15, 2002 in the amount of $10,000,000.

The notes payable to directors, shareholders and others are due on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. At December 31, 2002, $828,000 was outstanding under such notes at an interest rate of 0.96%. The weighted average interest rate on borrowings outstanding during 2002 was 1.08%. Interest on such notes amounted to $16,000, $129,000, and $314,000 in 2002, 2001, and 2000, respectively.

Notes payable are summarized as follows (in thousands):

	December 31
	2002	2001
Banks		$5,355
Directors, stockholders and others	$828	4,097
Current maturities of long-term debt	5,620	16,017

	$6,448	$25,469

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt and borrowing agreements

The Company maintained an unsecured revolving line of credit and a senior credit facility totaling $330,000,000 at December 31, 2001. The unsecured revolving line of credit had a blended interest rate of 5.74% at December 31, 2002 and was to mature on March 31, 2003. The senior credit facility had a blended interest rate of 6.0% at December 31, 2001 and required repayment of all borrowing by June 2007. On March 21, 2002 the Company repaid these obligations totaling $219,946,000 through the use of proceeds from new financings. As a result of such repayments the Company expensed deferred loan costs amounting to $3,264,000 ($2,058,000 net of income tax benefit), which is reported as an extraordinary item in the accompanying financial statements. In addition, as a result of termination of a related interest rate swap agreement, the Company recorded a loss amounting to $2,636,000, which is included in Net gain on derivative instruments in the accompanying financial statements.

On March 21, 2002 the Company’s media services subsidiary entered into a three-year senior secured credit facility (the “Media Facility”) with two banks in the principal amount of $60,000,000 to fund partial payment of the unsecured revolving line of credit. The Media Facility is collateralized by a first deed of trust on the Fisher Plaza property. The maximum amount available under the Media Facility may be reduced in August 2003 if the amount outstanding is equal to or less than a specified percentage of the appraised value of the Fisher Plaza property at that time. The Media Facility is governed by a credit agreement that provides that borrowings will bear interest at variable rates based, at the media services subsidiary’s option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. The credit agreement places limitations on various aspects of the Company’s operations (including the payment of dividends and limitations on capital expenditures), requires compliance with certain financial ratios, and requires prepayment upon the occurrence of certain events including, but not limited to, certain dispositions of property and issuance of debt or equity securities. The Company was in compliance with its covenants at December 31, 2002. The Media Facility expires February 28, 2005 and the amount outstanding is due and payable on that date. At December 31, 2002, $47,929,000 was outstanding under the Media Facility at an interest rate of 4.9%. Subsequent to December 31, 2002, the Company made a payment of $2,179,000 on the Media Facility.

On March 21, 2002 the Company obtained from a financial institution a $42,400,000 loan (the “Margin Loan”) collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. Proceeds from the Margin Loan were used to fund partial payment of the unsecured revolving line of credit and to pay amounts due under bank lines of credit. The Margin Loan expired upon repayment with proceeds from the variable forward sales transaction discussed below.

On March 21, 2002 the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction will be considered a derivative and, as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness. The Company may borrow up to $70,000,000. Proceeds from the Forward Transaction were used to repay the margin loan discussed above, and will be used to finance construction of the Fisher Plaza project, and for general corporate purposes. The Forward Transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the Forward Transaction. At December 31, 2002 the derivative portion of the Forward Transaction had a fair market value of $5,227,000, which is included in Net gain on derivative instruments in the accompanying financial statements. At December 31, 2002, $67,852,000 was outstanding under the Forward Transaction including accrued interest amounting to $3,071,000. Subsequent to December 31, 2002, the Company made a payment of $18,737,000 on the Forward Transaction.

Also on March 21, 2002, the Company’s broadcasting subsidiary entered into an eight-year credit facility (the “Broadcast Facility”) with a group of banks in the amount of $150,000,000, of which $131,000,000 was borrowed at closing, to fund payment of the senior credit facility, repayment of other borrowings, and for general corporate purposes. The Broadcast Facility is collateralized by a first priority lien on: (i) the broadcasting subsidiary’s capital stock, (ii) all equity interests in direct and indirect subsidiaries of the broadcast subsidiary, and (iii) all tangible and intangible assets of the broadcasting subsidiary and its direct and indirect subsidiaries. The Broadcast Facility places limitations on various aspects of the broadcast subsidiary’s operations (including the payment of dividends to the Company) and requires compliance with certain financial ratios. The Company was in compliance with its covenants at December 31, 2002. In addition to amortization schedules that require repayment of all borrowings under the Broadcast Facility by February 2010, the amount available under the Broadcast Facility reduces each year beginning in 2003, including a reduction of $1,875,000 during 2003. Amounts borrowed under the Broadcast Facility bear interest at variable rates based, at the broadcast subsidiary’s option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. Maximum margins are determined based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA. At December 31, 2002, $136,624,000 was outstanding under the Broadcast Facility at a blended interest rate of 5.71%.

In connection with the Broadcast Facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the Broadcast Facility. The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the Broadcast Facility, until termination of the contract in March 2004. At December 31, 2002 the fair market value of the swap agreement declined $959,000 since inception in March 2002, which decline is included in Net gain on derivative instruments in the accompanying financial statements.

Mortgage loans    The real estate subsidiary maintains the following mortgage loans:

Principal amounts of $11,624,000 and $5,635,000, collateralized by two office buildings. The loans mature in 2008, bear interest at 7.04% and 6.22%, respectively, and require monthly payments of $101,000 and $46,000, respectively, including interest. These mortgage loans are nonrecourse. The interest rates are subject to adjustment in December 2003 to the then prevailing rate for loans of a similar type and maturity; all or a portion of the outstanding principal balance may be prepaid on those dates.

Principal amount of $21,896,000, collateralized by an office building and parking structure. The nonrecourse loan matures in February 2006, bears interest at 7.72% and requires monthly payments of principal and interest amounting to $221,000.

During 2002, the real estate subsidiary paid $26,916,000 on mortgage loans from proceeds from sales of real estate.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is summarized as follows (in thousands):

	December 31
	2002	2001
Notes payable under borrowing agreements and bank lines of credit	$184,553	$219,946
Variable forward sales transaction	67,852
Mortgage loans payable	39,155	57,304
Other	219	247

	291,779	277,497
Less-current maturities	5,620	16,017

	$286,159	$261,480

Future maturities of notes payable and long-term debt are as follows (in thousands):

	Directors, Stockholders and Others	Borrowing Agreements	Variable Forward Sales Transaction	Mortgage Loans and Other	Total
2003	$828	$3,975		$1,645	$6,448
2004		6,988		1,768	8,756
2005		55,479	$34,472	1,887	91,838
2006		9,611	33,380	19,420	62,411
2007		21,550		817	22,367
Thereafter		86,950		13,837	100,787

	$828	$184,553	$67,852	$39,374	$292,607

Cash paid for interest (net of amounts capitalized) during 2002, 2001, and 2000 was $17,334,000, $17,564,000, and $22,445,000, respectively.

NOTE 7

Television and Radio Broadcast Rights and Other Commitments

The broadcasting subsidiary acquires television and radio broadcast rights, and at December 31, 2002 has commitments under license agreements amounting to $76,559,000 for future rights to broadcast television and radio programs through 2008, and $12,082,000 in related fees. As these programs will not be available for broadcast until after December 31, 2002, they have been excluded from the financial statements. In addition, the broadcasting subsidiary has commitments under a Joint Sales Agreement totaling $13,660,000 through 2007.

Television and radio broadcast rights acquired under contractual arrangements were $15,533,000 and $17,044,000 in 2002 and 2001, respectively.

NOTE 8

Stockholders’ Equity

The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2002 options and rights for 387,014 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2002 options for 102,000 shares had been issued.

Stock options    The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant.

Restricted stock rights    The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $55,000, $69,000, and $330,000 related to the rights was recorded during 2002, 2001, and 2000, respectively.

A summary of stock options and restricted stock rights is as follows:

	Stock Options		Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares
Balance, December 31, 1999	235,393	$57.91	19,473
Shares granted	121,100	59.88	500
Options exercised	(505)	37.25
Stock rights vested			(6,942)
Shares forfeited	(850)	61.74	(44)

Balance, December 31, 2000	355,138	58.60	12,987
Shares granted	135,850	60.00
Options exercised	(25,535)	48.93
Stock rights vested			(8,331)
Shares forfeited	(51,840)	60.73	(1,044)

Balance, December 31, 2001	413,613	59.39	3,612
Shares granted	97,000	36.86
Shares granted	5,000	47.75
Options exercised	(560)	37.25
Stock rights vested			(1,934)
Shares forfeited	(92,255)	60.48	(174)

Balance, December 31, 2002	422,798	$53.88	1,504

The following table summarizes stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$36.86 - $47.75	124,500	7.9	$37.37	22,500	$37.25
$47.76 - $57.50	42,498	4.0	$57.50	42,498	$57.50
$57.51 - $65.50	255,800	6.9	$61.31	112,573	$62.31

	422,798	6.9	$53.88	177,571	$57.98

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net income and earnings per share if the provisions of FAS 123 were applied to the Company’s stock options:

	Year ended December 31
	2002	2001	2000
Net income (loss)	$(917,000)	$(942,000)	$767,000
Net income (loss) per share	$(0.11)	$(0.11)	$0.09
Net income (loss) per share assuming dilution	$(0.11)	$(0.11)	$0.09

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

	Year ended December 31
	2002	2001	2000
Assumptions:
Weighted average risk-free interest rate	5.4%	5.3%	6.6%
Expected dividend yield	0%	1.55%	1.61%
Expected volatility	36.0%	30.0%	15.5%
Expected lives	5 years	5 years	5 years
Weighted average fair value at date of grant	$15.18	$18.56	$14.36

Cash dividends were paid at the rate of $0.52 per share in 2002 and $1.04 per share in 2001 and 2000. On July 3, 2002 the Board of Directors suspended quarterly dividends.

Preferred stock redemption    During the second quarter of 2001 the broadcasting subsidiary redeemed outstanding preferred stock held by minority investors for $6,675,000. The redemption was accounted for as a capital transaction.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Payable (receivable) currently
Continuing operations	$(13,075)	$(6,552)	$12,339
Discontinued operations	8,894	(5,641)	(1,099)
Extraordinary item	(1,206)

	$(5,387)	$(12,193)	$11,240

Current and noncurrent deferred income taxes
Continuing operations	$8,395	$(302)	$3,947
Discontinued operations	(5,372)	5,763	(8,027)

	$3,023	$5,461	$(4,080)

Total	$(2,364)	$(6,732)	$7,160

Income taxes are allocated as follows:
Continuing operations	$(4,680)	$(6,854)	$16,286
Discontinued operations	3,522	122	(9,126)
Extraordinary item	(1,206)

	$(2,364)	$(6,732)	$7,160

For income tax reporting purposes the Company had net operating losses of approximately $12,638,000 as of December 31, 2002, which will be carried back to 1997.

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Normal provision (benefit) computed at 35% of pretax income	$(3,703)	$(5,368)	$16,674
Dividends received deduction	(162)	(707)	(1,115)
State taxes, net of federal tax benefit	(346)	(974)	560
Other	(469)	195	167

	$(4,680)	$(6,854)	$16,286

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31
	2002	2001
Assets
Net operating loss and credit carryforwards		$6,350
Accrued employee benefits	$3,860	3,844
Allowance for doubtful accounts	409	248
Other	175	90

	4,444	10,532

Liabilities
Accumulated other comprehensive income	(36,210)	(32,364)
Property, plant and equipment	(27,768)	(27,132)
Derivative instruments	(1,494)
Accrued property tax	(530)	(530)

	(66,002)	(60,026)

Net	$(61,558)	$(49,494)

Current	$1,609	$1,500
Noncurrent	(63,167)	(50,994)

	$(61,558)	$(49,494)

The current deferred tax asset is reflected in prepaid expenses. As a result of tax legislation enacted in March 2002, net operating loss and credit carryforwards existing at December 31, 2001 were refunded during 2002.

Cash received from income tax refunds during 2002 and 2001 was $16,889,000 and $2,690,000, respectively. Cash paid for income taxes during 2000 was $12,425,000.

NOTE 10

Retirement Benefits

The Company maintained qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits were based on years of service and, in one of the pension plans, on the employees’ compensation at retirement. The Company annually accrues the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs are funded in accordance with provisions of the Internal Revenue Code. In June 2000 benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and that plan is in the process of being terminated, with substantially all plan assets distributed to participants in January 2002. In July 2001 benefit accruals ceased under the pension plan for non-broadcasting employees, and that plan is in the process of being terminated, with substantially all of the assets expected to be distributed to participants in January 2003. The Company does not anticipate a reversion of excess plan assets, if any.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation and the fair value of assets for the Company’s pension plans are as follows (in thousands):

	December 31
	2002	2001
Projected benefit obligation—beginning of year	$18,592	$26,887
Service cost	250	309
Interest cost	118	1,871
Liability experience	1,120	2,030
Benefit payments	(17,475)	(10,971)
Other	(471)	(1,534)

Projected benefit obligation—end of year	$2,134	$18,592

Fair value of plan assets—beginning of year	$17,631	$26,991
Actual return on plan assets	156	1,872
Contribution by employer	100
Benefits paid	(17,475)	(10,971)
Plan expenses	(340)	(261)

Fair value of plan assets—end of year	$72	$17,631

The composition of the accrued pension cost and the funded status are as follows (in thousands):

	December 31
	2002	2001
Projected benefit obligation	$2,133	$18,592
Fair value of plan assets	72	17,631

Funded status	(2,061)	(961)
Unrecognized net loss	630	422

Accrued pension cost	$(1,431)	$(539)

The net periodic pension cost for the Company’s qualified defined benefit pension plans is as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Service cost	$250	$309	$1,119
Interest cost	118	1,871	1,918
Expected return on assets	(62)	(2,044)	(2,375)
Amortization of prior service cost		39	45
Amortization of (gain) loss			(2)
Settlement	686	1,021
Curtailment		(1,358)
Other			84

Net periodic pension cost	$992	$(162)	$789

The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 and 2001 ranged from 6.0% to 7.0%. The rate of increase in future compensation ranged from 4.0% to 4.5% in 2001. The expected long-term rate of return on assets was 6.0% in 2002 and ranged from 7.0% to 9.25% in 2001.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service.

Changes in the projected benefit obligation and accrued pension cost of the Company’s supplemental retirement program are as follows (in thousands):

	December 31
	2002	2001
Projected benefit obligation—beginning of year	$16,302	$12,740
Service cost	469	560
Interest cost	1,057	886
Assumption changes	3,954	892
Liability experience	225	2,492
Benefit payments	(1,090)	(1,268)

Projected benefit obligation—end of year	20,917	16,302
Unrecognized transition obligation	(695)	(129)
Unrecognized net loss	(5,077)	(3,573)

Accrued pension cost	$15,145	$12,600

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Service cost	$469	$560	$417
Interest cost	1,057	886	769
Amortization of transition asset	(1)	(1)	(1)
Amortization of loss	243	38	72

Net periodic pension cost	$1,768	$1,483	$1,257

The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 was 6.75% and 7.25% at December 31, 2001. The rate of increase in future compensation was 4.5%.

At December 31, 2002 the accumulated benefit obligation of the Company’s defined benefit pension plans exceeded plan assets. Accordingly, an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $3,358,000.

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate. The Company matches employee contributions up to a maximum of 4% (3% prior to 2002) of gross pay. Employer contributions to the plans were $1,794,000, $1,786,000, and $1,720,000 in 2002, 2001, and 2000, respectively.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The net periodic postretirement benefit cost was $72,000 in 2002.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11

Segment Information

Effective January 1, 2002, the Company restructured its continuing operations into three principal business segments: broadcasting, media services, and real estate. The operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services segment. Previously these businesses were reported in the broadcasting segment. The operations of the portion of Fisher Plaza not occupied by KOMO TV and the broadcasting subsidiary’s Seattle radio operations (“Seattle Radio”), which previously were reported in the real estate segment, are also included in the media services segment. Fisher Plaza operations attributable to KOMO TV and Seattle Radio are included in the broadcasting segment. The media services segment also includes the operations of Civia, Inc. Certain 2001 balances have been reclassified to conform to 2002 classifications. Operating results and other financial data for each segment are as follows (in thousands):

	Broadcasting	Media Services	Real Estate	Corporate, Eliminations & Other	Continuing Operations	Discontinued		Consolidated
						Real Estate Operations	Milling Operations

Revenue
2002	$136,894	$8,338	$8,856		$154,088	$3,455		$157,543
2001	142,955	6,533	9,106		158,594	3,047	$44,675	206,316
2000	193,701	3,700	9,423		206,824	2,838	112,102	321,764
Income from operations
2002	$9,864	$(3,867)	$2,410	$(9,678)	$(1,271)	$518		$(753)
2001	9,110	(2,415)	2,109	(10,426)	(1,622)	1,757	$538	673
2000	51,906	(196)	2,080	(7,033)	46,757	1,695	(917)	47,535
Interest expense
2002	$10,901	$256	$2,881	$5,417	$19,455	$1,684		$21,139
2001	266	(1,159)	1,992	15,791	16,890	957	$382	18,229
2000	30		1,913	18,450	20,393	967	1,782	23,142
Identifiable assets
2002	$348,227	$97,800	$50,742	$143,006	$639,775	$251		$640,026
2001	340,638	62,936	53,632	124,364	581,570	39,696	$1,851	623,117
2000	354,253	35,267	66,362	112,473	568,355	28,688	49,762	646,805
Capital expenditures
2002	$7,666	$26,325	$540	$18	$34,549	$911		$35,460
2001	9,395	28,635	1,585	1,603	41,218	3,166	$50	44,434
2000	31,833	12,161	12,756	741	57,491	676	1,420	59,587
Depreciation and amortization
2002	$14,166	$3,930	$2,764	$237	$21,097	$1,420	$36	$22,553
2001	19,089	1,388	2,973	189	23,639	1,170	1,553	26,362
2000	17,075	685	2,987	126	20,873	1,016	4,257	26,146

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

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets. Export sales by the milling subsidiary were $554,000 in 2000.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12

Commitments and Contingencies

In May 1998 the Company began redevelopment of the site on which KOMO Television was located. The project, known as Fisher Plaza, encompasses several elements including two new buildings and associated underground parking facilities that serve the needs of KOMO Television, the broadcasting subsidiary’s Seattle radio operations, certain subsidiaries of the Company, as well as third parties. The project is being constructed in two phases. The first clients of the project began moving into the facility during May 2000. The parking facility was completed in October 2002 and the shell and core of the second building was completed in December 2002. Completion of tenant improvements will be dependant on demand by third-party tenants.

Estimated cost of the project is approximately $137,000,000, including tenant improvements for KOMO Television, the broadcasting subsidiary’s Seattle radio operations, certain subsidiaries of the Company, and third parties. Costs incurred at December 31, 2002 totaled $123,720,000. Financial results for the portion of the project not occupied by KOMO Television and the broadcasting subsidiary’s Seattle radio operations are included in the media services segment.

In November 2002, the Company announced that it had retained Goldman, Sachs & Co. as financial advisor to assist in reviewing its strategic alternatives (see Note 13). In connection with the review of strategic alternatives the Company entered into agreements with certain officers and employees which require payments of approximately $4,500,000 in January 2004, if the officers and employees continue their employment with the Company until that date.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. After consultation with legal counsel management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position or results of operations.

NOTE 13

Subsequent Events

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The broadcasting subsidiary will incur a loss of approximately $17 million after income tax effects, which will be recorded in the first quarter of 2003. The net proceeds from the sale, after income taxes, will be used to reduce debt.

On February 12, 2003, the Company announced that following a four-month review of strategic alternatives, with assistance from financial advisor, Goldman, Sachs & Co., its board of directors has directed management to continue to execute its restructuring plan. The plan includes focusing on core businesses, streamlining operations, and seeking to further reduce operating expenses and to increase the Company’s revenue base. In addition, the Company expects to use the majority of the proceeds of selected asset sales to further reduce debt.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14

Interim Financial Information (Unaudited)—Data may not add due to rounding (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2002	$33,724	$38,888	$36,670	$44,805	$154,088
2001	38,485	41,639	36,671	41,799	158,594
Income (loss) from continuing operations
2002	$(5,712)	$3,528	$(354)	$(3,363)	$(5,901)
2001	(2,537)	(350)	(3,787)	(1,767)	(8,441)
Income (loss) from discontinued operations
2002	$12	$(8)	$(564)	$6,528	$5,968
2001	222	(170)	121	5	178
Loss from extraordinary item
2002	$(2,058)				$(2,058)
Net income (loss)
2002	$(7,758)	$3,520	$(918)	$3,165	$(1,991)
2001	(2,315)	(520)	(3,666)	(1,762)	(8,263)
Income (loss) per share:
From continuing operations
2002	$(0.66)	$0.41	$(0.04)	$(0.39)	$(0.69)
2001	(0.30)	(0.04)	(0.44)	(0.20)	(0.98)
From discontinued operations
2002	$0.00	$0.00	$(0.07)	$0.76	$0.70
2001	0.03	(0.02)	0.01	0.00	0.02
From extraordinary item
2002	$(0.24)				$(0.24)
Net income (loss)
2002	$(0.90)	$0.41	$(0.11)	$0.37	$(0.23)
2001	(0.27)	(0.06)	(0.43)	(0.20)	(0.96)
Income (loss) per share assuming dilution:
From continuing operations
2002	$(0.66)	$0.41	$(0.04)	$(0.39)	$(0.69)
2001	(0.30)	(0.04)	(0.44)	(0.20)	(0.98)
From discontinued operations
2002	$0.00	$0.00	$(0.07)	$0.76	$0.70
2001	0.03	(0.02)	0.01	0.00	0.02
From extraordinary item
2002	$(0.24)				$(0.24)
Net income (loss)
2002	$(0.90)	$0.41	$(0.11)	$0.37	$(0.23)
2001	(0.27)	(0.06)	(0.43)	(0.20)	(0.96)
Dividends paid per share
2002	$0.26	$0.26			$0.52
2001	0.26	0.26	$0.26	$0.26	1.04
Common stock closing market prices (see Note 8)
2002
High	$45.51	$58.72	$56.91	$57.03	$58.72
Low	32.00	43.24	45.50	45.00	32.00
2001
High	$61.25	$72.89	$70.50	$54.02	$72.89
Low	51.50	50.00	44.50	40.50	40.50

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of

Fisher Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 appearing in this December 31, 2002 Annual Report to the Stockholders of Fisher Communications, Inc. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Seattle, Washington

February 21, 2003

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31
	2002	2001	2000

Allowance for doubtful accounts
Balance at beginning of year	$705	$1,012	$2,009
Additions charged to expense	1,267	1,047	1,318
Balances written off, net of recoveries	(848)	(1,354)	(1,615)
Reclassified from (to) net working capital of discontinued operations	177		(700)

Balance at end of year	$1,301	$705	$1,012

Schedule III

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2002

		Initial cost to Company		Cost capitalized Subsequent to Acquisition		Gross amount at which carried at December 31, 2002			Accumulated depreciation and amortization	Date of Completion of construction	Date Acquired	Life on which depreciation in latest income statement is computed
Description	Encum- brances	Land	Buildings and Improve- ments	Improve- ments	Carrying costs (note 2)	Land and Improve- ments	Buildings and Improve- ments	Total
	(in thousands)
OFFICE West Lake Union Center Seattle, WA	$21,896	$266	$36,253	$3,192		$1,372	$38,339	$39,711	$12,923	1994		(note 6)
Fisher Business Center Lynnwood, WA	17,259	2,230	17,850	9,019		3,155	25,944	29,099	11,886	1986	1980	(note 6)
MISCELLANEOUS INVESTMENTS, less than 5% of total	—	2	—	113		2	113	115	88	Various	Various	(note 6)

	$39,156	$2,498	$54,103	$12,324		$4,529	$64,396	$68,925	$24,897

Notes:

(1)	Schedule III includes property held for lease to third parties by the Company’s real estate subsidiary. Reference is made to notes 1, 5 and 6 to the consolidated financial statements. The Fisher Plaza project is not included in Schedule III as a substantial portion of the project is occupied by KOMO TV and the broadcasting subsidiary’s Seattle radio operations. Amounts related to the Fisher Plaza project as of December 31, 2002 are: Land and improvements $1,482,000, buildings and improvements $75,877,000, accumulated depreciation $6,101,000, and construction in progress $46,360,000.

(2)	The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3)	The changes in total cost of properties for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$128,323	$124,075	$107,055
Cost of improvements	1,340	4,684	17,020
Cost of properties sold	(60,738)	(319)
Cost of improvements retired		(117)

Balance at end of year	$68,925	$128,323	$124,075

(4)	The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$39,297	$35,431	$32,042
Depreciation and amortization charged to operations	3,924	3,928	3,389
Retirements and other	(18,324)	(62)

Balance at end of year	$24,897	$39,297	$35,431

(5)	The aggregate cost of properties for Federal income tax purposes is approximately $63,879,000 at December 31, 2002.

(6)	Reference is made to note 1 to the consolidated financial statements for information related to depreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2003.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR.
William W. Krippaehne, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date
Principal Executive Officer:

/s/ WILLIAM W. KRIPPAEHNE, JR. William W. Krippaehne Jr.	President, Chief Executive Officer, and Director	March 20, 2003

Principal Operating Officer:

/s/ WARREN J. SPECTOR Warren J. Spector	Executive Vice President and Chief Operating Officer	March 20, 2003

Chief Financial and Accounting Officer:

/s/ DAVID D. HILLARD David D. Hillard	Senior Vice President and Chief Financial Officer, and Assistant Secretary	March 20, 2003

A Majority of the Board of Directors:

/s/ JAMES W. CANNON James W. Cannon	Director	March 20, 2003

/s/ PHELPS K. FISHER Phelps K. Fisher	Director	March 20, 2003

/s/ DONALD G. GRAHAM, JR. Donald G. Graham, Jr.	Director	March 20, 2003

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 20, 2003

/s/ JEAN F. McTAVISH Jean F. McTavish	Director	March 20, 2003

/s/ JACKLYN F. MEURK Jacklyn F. Meurk	Director	March 20, 2003

/s/ JERRY A. ST. DENNIS Jerry A. St. Dennis	Director	March 20, 2003

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 20, 2003

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 20, 2003

Section 302 Certification

Annual Report on Form 10-K

I, William W. Krippaehne, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Fisher Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003

/s/ WILLIAM W. KRIPPAEHNE, JR.
William W. Krippaehne, Jr. President, Chief Executive Officer

Section 302 Certification

Annual Report on Form 10-K

I, David D. Hillard, certify that:

1.	I have reviewed this annual report on Form 10-K of Fisher Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003

/s/ DAVID D. HILLARD
David D. Hillard Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*

Asset Purchase and Sale Agreement Among Fisher Companies Inc., and Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises, Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise, L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus, L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers dated November 18, 1998, as amended November 30, 1998 and December 7, 1998 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22439)).

2.2*	Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June 30, 1999 (filed as Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.3*	Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July 1, 1999 (filed as Exhibit 2.3 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.4*

Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 8, 2000 (File No. 000-22439)).

3.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3.2*

Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3.3*

Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3.4	Bylaws.

10.1*

Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.2*

Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KOMO TV (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.3	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002, regarding KOMO TV.

10.4*

Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.5*

Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KATU TV (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.6	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002 regarding KATU TV.

Exhibit No.	Description

10.7*	Fisher Companies Inc. Supplemental Pension Plan, dated February 29, 1996 (filed as Exhibit 10.4 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.8*	Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7, 1996 (filed as Exhibit 10.5 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.9*	Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.10*	Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.11*

Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.12*

Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.13*

Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.14*	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.15*

Asset Purchase Agreement, dated March 16, 2001, between Pendleton Flour Mills, L.L.C., Fisher Mills Inc., Fisher Mills—Blackfoot L.L.C., and Fisher Properties Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed dated March 16, 2001 (File No. 000-22439)).

10.16*

Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, dated April 20, 2001. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.17*

Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, dated April 20, 2001. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.18*

Investor CreditLine Service Client Agreement, dated as of February 20, 2002, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.19*

Amended and Restated Indicative Term Sheet, dated as of March 21, 2002 between the Registrant and Merrill Lynch International. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.20*

Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.21*

Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.22*

Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

Exhibit No.	Description

10.23*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.24*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.25*

Credit Agreement among Fisher Broadcasting Company as Borrower, Its Domestic Subsidiaries as Guarantors, the Lenders Parties Thereto, First Union National Bank, as Administrative Agent, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, and National City Bank, as Documentation Agent dates as of March 21, 2002. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.26*

First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.27*

Loan Agreement dated as of March 21, 2002 among Fisher Media Services Company as the Borrower, Bank of America, as the Agent, and Bank of America, N.A. U.S. Bank National Association, as the Lenders. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.28*

First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.29	Agreement dated February 11, 2003 between William Krippaehne Jr. and Fisher Communications, Inc.

10.30	Agreement dated January 22, 2003 between Warren Spector and Fisher Communications, Inc

10.31	Agreement dated November 15, 2002 between Benjamin Tucker and Fisher Communications, Inc

10.32	Agreement dated October 16, 2002 between Mark Weed and Fisher Communications, Inc

10.33	Agreement dated November 15, 2002 between David Hillard and Fisher Communications, Inc

22.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1

Form of Power of Attorney authorizing certain officers to execute Form 10-K for the year ended December 31, 2002 and any and all amendments thereto, signed by James W. Cannon, Phelps K. Fisher, Donald G. Graham, Jr., Donald G. Graham, III, Jean F. McTavish, Jacklyn F. Meurk, Jerry St. Dennis, George F. Warren, Jr., and William W. Warren, Jr.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.