Form 10-Q
period 2003-03-31
FISHER COMMUNICATIONS INC
filed 2003-05-15
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.25 par value, outstanding as of March 31, 2003: 8,594,060

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three months ended March 31, 2003 and 2002.	3

2.	Condensed Consolidated Balance Sheet: March 31, 2003 and December 31, 2002.	4

3.	Condensed Consolidated Statement of Cash Flows: Three months ended March 31, 2003 and 2002.	5

4.	Condensed Consolidated Statement of Comprehensive Income: Three months ended March 31, 2003 and 2002.	6

5.	Notes to Condensed Consolidated Financial Statements.	7

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31
	2003	2002
(in thousands, except per share amounts)
(Unaudited)
Revenue
Broadcasting	$28,804	$27,979
Media services	4,084	1,632
Real estate	1,906	2,244

	34,794	31,855

Costs and expenses
Cost of products and services sold	17,494	16,394
Selling expenses	6,366	4,143
General and administrative expenses	10,159	10,335
Depreciation and amortization	4,799	4,480

	38,818	35,352

Loss from operations	(4,024)	(3,497)
Net loss on derivative instruments	(242)	(725)
Loss from extinguishment of long-term debt		(3,264)
Other income, net	4,801	587
Equity in operations of equity investees	4	(1)
Interest expense	(5,536)	(4,566)

Loss from continuing operations before income taxes	(4,997)	(11,466)
Provision for federal and state income taxes (benefit)	(1,919)	(3,432)

Loss from continuing operations	(3,078)	(8,034)
Income (loss) from discontinued operations, net of income tax:
Real estate operations sold		12
Georgia television stations	(18,297)	264

Net loss	$(21,375)	$(7,758)

Income (loss) per share:
From continuing operations	$(0.36)	$(0.94)
From discontinued operations	(2.13)	0.04

Net loss per share	$(2.49)	$(0.90)

Income (loss) per share assuming dilution:
From continuing operations	$(0.36)	$(0.94)
From discontinued operations	(2.13)	0.04

Net loss per share assuming dilution	$(2.49)	$(0.90)

Weighted average shares outstanding	8,594	8,592
Weighted average shares outstanding assuming dilution	8,594	8,592

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31 2003	December 31 2002
(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$14,063	$23,515
Restricted cash		12,778
Receivables	23,580	33,057
Prepaid income taxes	4,905	4,425
Prepaid expenses	8,189	6,247
Television and radio broadcast rights	5,802	7,884
Current assets held for sale	3,693

Total current assets	60,232	87,906

Marketable Securities, at market value	104,993	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,942	13,876
Television and radio broadcast rights	5,175	5,954
Goodwill, net	134,926	189,133
Investments in equity investees	2,926	2,922
Other	12,318	17,971
Noncurrent assets held for sale	29,920

	199,207	229,856

Property, Plant and Equipment, net	209,941	214,912

	$574,373	$640,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$7,681	$6,448
Trade accounts payable	4,084	5,335
Accrued payroll and related benefits	7,517	6,505
Television and radio broadcast rights payable	3,658	6,756
Other current liabilities	2,036	2,041
Current liabilities held for sale	2,569

Total current liabilities	27,545	27,085

Long-term Debt, net of current maturities	258,424	286,159

Other Liabilities
Accrued retirement benefits	17,024	18,412
Deferred income taxes	49,899	63,167
Television and radio broadcast rights payable, long-term portion	168	851
Other liabilities	5,884	6,563
Other liabilities held for sale	450

	73,425	88,993

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060	10,743	10,743
Capital in excess of par	3,488	3,488
Deferred compensation	(9)	(11)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	67,583	69,020
Minimum pension liability	(2,183)	(2,183)
Retained earnings	135,357	156,732

	214,979	237,789

	$574,373	$640,026

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31
	2003	2002
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(21,375)	$(7,758)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,956	4,984
Noncurrent deferred income taxes	(12,495)	8,773
Equity in operations of equity investees	(4)	1
Amortization of deferred loan costs	286
Increase in fair value of derivative instruments		(2,040)
Loss from extinguishment of debt		3,264
Net loss from discontinued operations	28,613
Amortization of television and radio broadcast rights	2,991	4,179
Payments for television and radio broadcast rights	(4,014)	(2,992)
Other	869	67
Change in operating assets and liabilities
Receivables	7,608	6,836
Prepaid income taxes	730	(11,115)
Prepaid expenses	(1,977)	(1,694)
Cash value of life insurance and retirement deposits	(65)	(227)
Other assets	2,681	(338)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	413	(619)
Accrued retirement benefits	(1,387)	(8)
Other liabilities	1,217	2,057

Net cash provided by operating activities	9,047	3,370

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	111
Restricted cash	12,778
Purchase of property, plant and equipment	(3,013)	(11,535)

Net cash provided by (used in) investing activities	9,876	(11,535)

Cash flows from financing activities
Net payments under notes payable	(122)	(8,259)
Borrowings under borrowing agreements and mortgage loans		245,403
Payments on borrowing agreements and mortgage loans	(28,178)	(220,073)
Payment of deferred loan costs	(75)	(4,770)
Cash dividends paid		(2,234)

Net cash provided by (used in) financing activities	(28,375)	10,067

Net increase (decrease) in cash and short-term cash investments	(9,452)	1,902
Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$14,063	$5,470

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended March 31
	2003	2002
(in thousands)
(Unaudited)
Net loss	$(21,375)	$(7,758)
Other comprehensive income:
Unrealized gain on marketable securities	904	3,254
Effect of income taxes	(317)	(1,139)
Net gain on interest rate swap		835
Effect of income taxes		(292)
Loss on settlement of interest rate swap reclassified to operations, net of income tax benefit of $923		1,713
Unrealized gain on marketable securities reclassified to operations, net of income tax benefit of $1,090	(2,024)

Comprehensive loss	$(22,812)	$(3,387)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s principal wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2002 filed on March 25, 2003 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2. Accounting change

In May 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145, which updates, clarifies, and simplifies existing accounting pronouncements became effective for the Company’s 2003 financial statements. Accordingly, a loss from extinguishment of long-term debt reported by the Company as an extraordinary item in the 2002 financial statements has been reclassified to continuing operations.

On January 1, 2003, the Company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. The Company has certain legal obligations, principally related to leases on locations used for broadcast system assets, which fall within the scope of FAS 143. These legal obligations include a responsibility to remediate the leased sites on which these assets are located. In conjunction with the adoption of FAS 143, the Company did not record asset retirement obligations subject to the provisions of this statement as the fair value of these obligations could not reasonably be estimated.

In February 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Adoption of this portion of the interpretation did not have a material impact on the Company’s financial statements. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The impact of adoption of this portion of the interpretation is not expected to have a material impact on the company’s financial statements.

3. Discontinued operations

In October 2002, the Company’s real estate subsidiary concluded the sale of one industrial property. In December 2002, the real estate subsidiary concluded the sale of three industrial properties. The properties that were sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the properties sold through the date of sale, as well as the gain recognized on sales, are reported as discontinued operations in the accompanying financial statements. The prior year results of operations of the properties sold have been reclassified to conform to the 2003 presentation.

The loss from discontinued operations of the real estate sold for the three months ended March 31, 2002 is summarized as follows (in thousands):

(Unaudited)
Income from operations:
Before income taxes	$19
Income tax effect	(7)

$12

Revenue of the real estate sold amounted to $958,000 in the three months ended March 31, 2002.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The sale is expected to be completed in the third quarter of 2003. The stations to be sold meet the criteria of a “component of an entity” as defined in FAS 144. In accordance with the provisions of FAS 144, the results of operations of the stations through the date of completion of the sale, as well as the estimated loss to be recognized on the sale, are reported as discontinued operations in the accompanying financial statements. The prior year results of operations of the stations to be sold have been reclassified to conform to the 2003 presentation.

The loss from discontinued operations of the television stations to be sold is summarized as follows (in thousands):

	Three months ended March 31
	2003	2002
	(Unaudited)
Income from operations:
Before income taxes	$464	$423
Income tax effect	(163)	(159)

	301	264
Estimated loss from disposal of Georgia television stations:
Before income taxes	(28,613)
Income tax benefit	10,015

	(18,598)

	$(18,297)	$264

Revenue of the stations to be sold amounted to $2,060,000 and $1,868,000 in the three months ended March 31, 2003 and 2002, respectively.

4. Derivative instruments

The Company is a party to a variable forward sales transaction (“Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness. The Company may borrow up to $70,000,000 under the Forward Transaction. The Forward Transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the Forward Transaction. At March 31, 2003 the derivative portion of the Forward Transaction had a fair market value of $4,335,000. At March 31, 2003, $50,913,000 was outstanding under the Forward Transaction including accrued interest amounting to $4,461,000. Subsequent to March 31, 2003, the Company made a payment of $5,000,000 on the Forward Transaction.

In March 2002, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the broadcast facility. The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the broadcast facility, until termination of the contract in March 2004. At March 31, 2003 the fair market value of the swap agreement was a liability of $3,644,000.

Changes in the fair market value of the Forward Transaction and the interest rate swap agreement are included in Net loss on derivative instruments in the accompanying Condensed Consolidated Financial Statements.

5. Television and radio broadcast rights and other commitments:

The broadcasting subsidiary acquires television and radio broadcast rights, and at March 31, 2003 has commitments under license agreements amounting to $72,367,000 for future rights to broadcast television and radio programs through 2008, and $11,574,000 in related fees. As these programs will not be available for broadcast until after March 31, 2003, they have been excluded from the financial statements. In addition, the broadcasting subsidiary has commitments under a Joint Sales Agreement totaling $13,029,000 through 2007.

6. Income (loss) per share:

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

The weighted average number of shares outstanding as of March 31, 2003 was 8,594,060. The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the three months ended March 31, 2003 because such rights and options were anti-dilutive.

The weighted average number of shares outstanding as of March 31, 2002 was 8,591,658. The dilutive effect of 3,612 restricted stock rights and options to purchase 441,161 shares are excluded for the three months ended March 31, 2002 because such rights and options were anti-dilutive.

7. Stock-based compensation:

The Company accounts for common stock options and restricted common stock rights in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31
	2003	2002
	(Unaudited)
Net loss, as reported	$(21,375)	$(7,758)
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(148)	(169)

Adjusted net loss	$(21,523)	$(7,927)

Loss per share:
As reported	$(2.49)	$(0.90)
Adjusted	$(2.51)	$(0.92)
Loss per share assuming dilution:
As reported	$(2.51)	$(0.90)
Adjusted	$(2.51)	$(0.92)

8. Segment information:

The Company operates its continuing operations as three principal business segments: broadcasting, media services, and real estate. Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, other income, net, and equity in operations of equity investees have not been included, and net loss on derivative instruments, loss from extinguishment of long-term debt, interest expense, and income taxes have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

Identifiable assets for each segment are as follows (in thousands):

	March 31 2003	December 31 2002
	(Unaudited)
Broadcasting	$276,701	$285,402
Media services	84,343	97,800
Real estate	48,702	50,742
Corporate, eliminations and other	131,014	143,006

Continuing operations	540,760	576,950
Discontinued operations	33,613	63,076

	$574,373	$640,026

Income (loss) from continuing operations for each segment are as follows (in thousands):

	Three months ended March 31
	2003	2002
	(Unaudited)
Broadcasting	$(3,115)	$(1,186)
Media services	833	(630)
Real estate	440	434
Corporate, eliminations and other	(2,182)	(2,115)

Continuing operations	$(4,024)	$(3,497)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results”, and those discussed in our annual report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”,” our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the three month period ended March 31, 2003 compared with the similar period in 2002.

In October 2002, our real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 the subsidiary concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. The results of operations of the properties sold in October and December 2002 are reported as discontinued operations for the three months ended March 31, 2002 in the accompanying condensed consolidated financial statements.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The sale is expected to be completed in the third quarter of 2003. The stations to be sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the stations through the date of completion of the sale, as well as the estimated loss to be recognized on the sale, are reported as discontinued operations in the accompanying condensed consolidated financial statements. The prior year results of operations of the stations to be sold have been reclassified to conform to the 2003 presentation.

In connection with our ongoing corporate restructuring, we expect to discontinue operations at Fisher Properties and Fisher Media Services during 2003. In particular, we expect to sell the remaining two commercial properties at Fisher Properties, West Lake Union Center and Fisher Business Center, plus the property management operation. In addition, we expect that the media services businesses of Fisher Entertainment, Fisher Pathways, and Civia will either be sold, absorbed into our broadcasting operations, or shut down. We expect that such actions will reduce the revenue, operating expenses, depreciation, and income or loss attributable to our media services and real estate business segments.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see

Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2002.

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

Allowance for doubtful accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions.

Television and radio broadcast rights. Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered noncurrent. The costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement. Costs of programs which are not available for broadcast are not recorded as assets and are disclosed as commitments.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption we ceased amortizing goodwill. Goodwill is now tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. In the second quarter of 2002 we completed the first step of the transitional impairment test for goodwill and found no indication of impairment. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. We completed our annual test for impairment of goodwill during the fourth quarter of 2002 and found no indication of impairment. Our judgments regarding the existence of impairment indicators include: an assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired. The carrying value of goodwill is $135 million as of March 31, 2003.

Whenever changes in circumstances indicate that the carrying amount may not be recoverable we assess the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular, the operating cash flows (earnings before interest, income taxes, depreciation and amortization) of the operation.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2003 showed a consolidated loss of $21,375,000 including loss from discontinued operations amounting to $18,297,000. Net loss for the three months ended March 31, 2002 was $7,758,000 including income from discontinued operations amounting to $276,000.

Revenue

Three months ended March 31	2003	% Change	2002
Broadcasting	$28,804,000	2.9%	$27,979,000
Media services	4,084,000	150.3%	1,632,000
Real estate	1,906,000	-15.1%	2,244,000

Consolidated	$34,794,000	9.2%	$31,855,000

First quarter 2003 broadcasting revenue increased $825,000, compared with the same period of last year. Television revenues, net of sales commissions, increased 4%. Net revenue from overall radio operations was essentially unchanged compared with first-quarter 2002.

Our Seattle and Portland television stations experienced revenue increases of 1% and 6%, respectively. Based on information published by Miller, Kaplan, Arase & Co. (Miller Kaplan), revenue for the overall Seattle television market increased 4% during first quarter of 2003, and revenue for the overall Portland television market decreased 3%. Our smaller market television operations experienced increased revenues ranging from 1% to 28%, except for KBCI in Boise, Idaho, which experienced a decline of 1%.

First quarter revenue at our small market radio stations in Eastern Washington and Montana increased 12%. Revenue at Seattle and Portland radio operations declined 3% and 6%, respectively. Miller Kaplan reported that, for the first quarter of 2003, radio revenues for the Seattle market increased 5%, and revenues for the Portland radio market increased 6%.

The increase in revenue for the media services segment in 2003 is due to increased revenue from program production and development at Fisher Entertainment and from increased revenue at Fisher Plaza, where a tenant paid a significant penalty for early termination of premises agreements.

The comparison of real estate revenue is impacted by rents from the Lake Union properties which are included in results for the first quarter of 2002, but are not included in 2003 as the property was sold in September 2002.

Cost of services sold

Three months ended March 31	2003	% Change	2002
Broadcasting	$15,241,000	-.1%	$15,255,000
Media services	1,912,000	171.0%	705,000
Real estate	341,000	-21.5%	434,000

Consolidated	$17,494,000	6.7%	$16,394,000
Percentage of revenue	50.3%		51.5%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming, operating costs of the businesses in the media services segment, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Overall operating expenses at the broadcasting segment for first quarter of 2003 declined modestly compared with the first quarter of 2002. Increases in a number of expense categories at our television stations were more than offset by a reduction in the cost of syndicated programming. Our Seattle radio operations reported increased operating expenses as a result of the 24 hour news format adopted by KOMO AM in the fall of 2002 and additional costs associated with the broadcast of Seattle Mariners baseball.

The increase in operating expenses in the media services segment is principally due to program production and development at Fisher Entertainment and to increases in insurance, utilities, and other operating costs at Fisher Plaza.

The decline in real estate operating expenses relates primarily to costs of operating the Lake Union properties during the first quarter of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

Selling expenses

Three months ended March 31	2003	% Change	2002
Broadcasting	$6,199,000	54.0%	$4,025,000
Media services	167,000	41.1%	118,000

Consolidated	$6,366,000	53.6%	$4,143,000
Percentage of revenue	18.3%		13.0%

The increase in selling expenses at our broadcasting segment in 2003 is principally due to costs incurred at Seattle Radio operations in connection with a joint sales agreement that became effective in March 2002, and additional sales personnel and other costs related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM.

The increase in selling expenses at the media services segment is primarily due to marketing efforts for Fisher Plaza.

General and administrative expenses

Three months ended March 31	2003	% Change	2002
Broadcasting	$7,121,000	7.3%	$6,636,000
Media services	398,000	-60.2%	1,001,000
Real estate	506,000	-21.1%	642,000
Corporate, eliminations and other	2,134,000	3.8%	2,056,000

Consolidated	$10,159,000	-1.7%	$10,335,000
Percentage of revenue	29.2%		32.4%

The increase in broadcasting general and administrative expenses is principally due to higher medical benefits. Other employee-related costs increased at our Seattle radio operations as a result of additional personnel required for the all-news format and broadcast of Seattle Mariners baseball.

The decrease in general and administrative expenses at the media services segment is primarily attributable to expenses incurred by Civia, Inc. during the first quarter of 2002 in connection with development of the Civia Media Terminal. No development took place in 2003.

The decrease in general and administrative expenses in the real estate segment is primarily attributable to a decrease in salaries and related costs as a result of staff reductions as the Company continues to reduce its real estate portfolio.

The increase in general and administrative expenses at the corporate segment is principally related to legal and consulting fees incurred in connection with a review of strategic alternatives that concluded in February 2003.

Depreciation and amortization

Three months ended March 31	2003	% Change	2002
Broadcasting	$3,357,000	3.3%	$3,250,000
Media services	775,000	77.2%	437,000
Real estate	619,000	-15.8%	734,000
Corporate, eliminations and other	48,000	-18.9%	59,000

Consolidated	$4,799,000	7.1%	$4,480,000
Percentage of revenue	13.8%		14.1%

The increase in depreciation and amortization at the broadcasting segment is largely attributable to capital expenditures made in connection with the relocation of Seattle radio operations to Fisher Plaza in fall of 2002.

The increase in depreciation in the media services segment is attributable to operations of Fisher Plaza.

The decrease in depreciation and amortization at our real estate segment relates primarily to depreciation of the Lake Union properties during the first quarter of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

Income (Loss) from operations

Three months ended March 31	2003	% Change	2002
Broadcasting	$(3,115,000)	162.7%	$(1,186,000)
Media services	833,000	-232.1%	(630,000)
Real estate	440,000	1.6%	434,000
Corporate, eliminations and other	(2,182,000)	3.2%	(2,115,000)

Consolidated	$(4,024,000)		$(3,497,000)

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, other income, net, and equity in operations of equity investees have not been included, and net loss on derivative instruments, loss from extinguishment of long-term debt, interest expense, and income taxes have not been deducted. Identifiable assets by business segment are those assets used in the operations of each segment.

Net loss on derivative instruments

Three months ended March 31	2003	2002
	$(242,000)	$(725,000)

During the first quarter of 2003, net loss on derivative instruments includes unrealized loss resulting from a decrease in fair value of a variable forward sales transaction amounting to $892,000, partially offset by unrealized gain from an increase in the fair value of an interest rate swap agreement amounting to $650,000.

The amount for 2002 includes an unrealized gain resulting from an increase in fair value of the variable forward sales transaction amounting to $2,040,000, offset by an unrealized loss in an interest rate swap agreement amounting to $129,000, and a realized loss of $2,636,000 on termination of an interest rate swap agreement.

Loss from extinguishment of long-term debt

Three months ended March 31	2003	2002
	$-0-	$(3,264,000)

We repaid certain loans in March 2002 and, as a result, expensed deferred loan costs amounting to $3,264,000. This expense was previously reported in the 2002 financial statements as an extraordinary item in the amount of $2,058,000, net of income tax benefit.

Other income, net

Three months ended March 31	2003	2002
	$4,801,000	$587,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The amount for 2003 also includes gains on sale of marketable securities amounting to $3,657,000 and income from prepayment of an installment note receivable.

Interest expense

Three months ended March 31	2003	% Change	2002
	$5,536,000	21.3%	$4,566,000

Interest expense includes interest on borrowed funds, loan fees, and net payments under a swap agreement. The increase in interest expense results from several factors, including: higher interest rates on some borrowings; an interest rate swap agreement that has a higher fixed interest rate than was in effect during the first quarter of 2002; we paid a premium in February 2003 in connection with prepayment of certain long-term debt. Interest capitalized in connection with the Fisher Plaza project amounted to $669,000 and $399,000 during the three months ended March 31, 2003 and 2002, respectively.

Provision for federal and state income taxes (benefit)

Three months ended March 31	2003	% Change	2002
	$(1,919,000)	-42.9%	$(3,432,000)
Effective tax rate	38.4%		29.9%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits reflect our ability to utilize net operating losses. The effective tax rate varies from the statutory rate primarily by due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income (loss)

Three months ended March 31	2003	2002
	$(1,437,000)	$4,371,000

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities and, during a portion of 2002, the effective portion of the change in fair value of an interest rate swap agreement, and is net of income taxes.

During the three months ended March 31, 2003 the value of our marketable securities increased $587,000, net of tax. Also during the period, we realized gain amounting to $2,024,000, net of tax, from sale of our investment in Weyerhaeuser Company common stock, which was reclassified to operations.

At March 31, 2003, our marketable securities consisted of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was $34.67 at December 31, 2002, $34.97 at March 31, 2003, $31.15 at December 31, 2001, and $32.04 at March 31, 2002.

During the period from January 1, 2002 through March 21, 2002 we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt, the swap agreement was terminated and the remaining negative fair market value of $2,636,000 ($1,713,000 net of tax benefit) was reclassified to operations.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

As of March 31, 2003 we had working capital of $32,687,000 and cash and short-term cash investments totaling $14,063,000. We intend to finance working capital, debt service, and capital expenditures primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of March 31, 2003, approximately $40,000,000 is available under existing credit facilities.

Net cash provided by operating activities during the three months ended March 31, 2003 was $9,047,000. Net cash provided by operating activities consists of our net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $9,876,000, including restricted cash of $12,778,000 that became available for general corporate purposes during the first quarter, reduced by $3,013,000 invested for purchase of property, plant and equipment (including the Fisher Plaza project). Net cash used in financing activities was $28,375,000, primarily for payments on borrowing agreements and mortgage loans.

As of March 31, 2003, future maturities of notes payable and long-term debt, and television and radio broadcast rights are as follows (in thousands):

	Notes Payable and Long-Term Debt	Broadcast Rights
2003	$5,886
2004	8,776	$68
2005	86,467	79
2006	44,822	21
2007	22,367
Thereafter	97,787

	$266,105	$168

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE RESULTS

The following risk factors and other information included in this quarterly report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition and future results could be materially adversely affected.

A continuing economic downturn in the Seattle, Washington or Portland, Oregon areas or in the national economy could adversely affect our operations, revenue, cash flow and earnings.

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2002 and 2003 were adversely impacted by a soft economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase or if they continue to decline, we could continue to suffer net losses or such net losses could increase. In addition, a continued downturn in the national economy has resulted and may continue to result in decreased national advertising sales. This could have an adverse affect on our results of operations because national advertising sales represent approximately one-third of our television advertising net revenue.

Our restructuring may cause disruption of operations and distraction of management, and may not achieve the desired results.

We continue to implement a restructuring of our corporate enterprise. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our Company will be able to fully integrate our broadcast communications and other operations. Because we do not control all aspects of the proposed sales or shut down activities we cannot assure you that all such activities will occur. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in a number of areas, including professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs, which we are unable to predict at this time. Our proposed restructuring involves the upstream merger of Fisher Broadcasting Company into Fisher Communications. We may determine that there are regulatory or contractual restrictions which may cause us to choose not to consummate this merger.

Our proposed sale of the Georgia television stations and the commercial property assets and property management operations of Fisher Properties may not take place.

In 2003, we announced that we executed agreements to sell our Georgia television stations to a third party. We may be unable to close the sale of the Georgia stations, or the sale may not take place on the same terms that were previously announced, if we do not obtain FCC approval or other necessary consents. We have recently received notice that an informal objection to the application seeking consent to the assignment of licenses for the Georgia stations was filed with the FCC, which may delay or prevent us from closing the sale of the stations. We may also be unable to sell the remaining commercial real estate assets and property management operations of Fisher Properties on terms that are acceptable to us due to the market for commercial rental property in Seattle.

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

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to satisfy our debt obligations and our goals to reduce our debt. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

Our broadcasting operations experienced a loss of advertising revenue and incurred additional operating expenses during the recent war with Iraq. In the future, we may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States engages in foreign hostilities or in the event there is a terrorist attack against the United States. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The performance of the television networks could harm our operating results.

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2002 and 2003, and contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, a decline in performance by CBS or FOX, or an adverse change in performance by other networks or network program suppliers, could harm our business and results of operations.

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

The FCC is currently considering whether to modify its national and local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. We cannot predict what action the FCC will take. If the FCC adopts proposals to allow large broadcast groups to expand further their ownership on a national basis, to permit a single entity to own more than one station in markets with fewer independently owned stations, to allow consolidated newspaper and broadcast ownership and operation, or to allow radio operators to increase their level of ownership in local markets, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting.

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

The FCC is currently considering whether to modify its national and local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. We cannot predict what action the FCC will take. If the FCC adopts proposals to allow large broadcast groups to expand further their ownership on a national basis, to permit a single entity to own more than one station in markets with fewer independently owned stations, to allow consolidated newspaper and broadcast ownership and operation, or to allow radio operators to increase their level of ownership in local markets, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting.

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

Approximately $135 million, or 24% of our total assets as of March 31, 2003, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill was tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We have determined that indefinite-lived intangible assets resulting from past business combinations are to be accounted for as goodwill. The determination of fair value is a critical and complex consideration when assessing impairment under FAS 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. We completed our annual test for impairment of goodwill during the fourth quarter of 2002 and found no indication if impairment. Our judgments regarding the existence of impairment indicators include: our assessment of the impacts of legal factors and market and economic conditions; the results of our operational performance and strategic plans; competition and market share; any potential for the sale or disposal of a significant portion of our business; and availability of sources of funding to conduct our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired, which would harm our operating results.

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

Health concerns relating to Severe Acute Respiratory Syndrome (SARS) could disrupt or depress economic activity, which could harm our results of operations.

Health concerns related to the spread of SARS could disrupt or depress economic activity, harm trade and result in a decrease in national and local advertising sales. Any decrease in television or radio advertising may harm our results of operations.

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

Our ownership and operation of real property, including Fisher Plaza, is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 2003, the fair value of our fixed-rate debt is estimated to be approximately $1,200,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at March 31, 2003, amounted to $1,715,000 on our fixed rate debt, which totaled $89,676,000.

We also had $176,230,000 in variable-rate debt outstanding at March 31, 2003. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $992,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (“Broadcast Facility”). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. At March 31, 2003, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $3,644,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $50,000 at March 31, 2003. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are included in Net loss on derivative instruments in the accompanying Condensed Consolidated Financial Statements.

Marketable Securities Exposure

The fair value of our investments in marketable securities at March 31, 2003 was $104,993,000. Marketable securities consist of 3,002,376 shares of SAFECO Corporation, which is reported on the NASDAQ securities market. As of March 31, 2003, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,499,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of March 31, 2003, 3,000,000 shares of SAFECO Corporation stock owned by the Company were pledged as collateral under a variable forward sales transaction with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of March 31, 2003 the derivative portion of the Forward Transaction had a fair market value of $4,335,000, which is included in Net loss on derivative instruments in the accompanying Condensed Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $7,700,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $350,000. A hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $550,000.

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

Item 2. Changes in Securities and Use of Proceeds

On April 24, 2003, the board of directors passed a resolution to amend the Company’s Bylaws to add new Section 6 (Planning Committee) to Article IV.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting – Georgia, LLC, and Southeastern Media Holdings, Inc

3.1	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1

Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2

Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A report on Form 8-K dated January 29, 2003 was filed with the Commission announcing the signing of an asset purchase agreement for the sale of the broadcasting subsidiary’s two Georgia television stations.

A report on Form 8-K dated February 12, 2003 was filed with the Commission announcing fourth quarter and year-end 2002 financial results, the completion of a review of strategic alternatives by the Company’s Board of Directors, and the retirement of director John Mangels. The report also included a letter to shareholders from the Chairman of the Board and the Company’s President and Chief Executive Officer, and a letter to employees from the Company’s President and Chief Executive Officer.

A report on Form 8-K dated March 14, 2003 was filed with the Commission announcing the appointment of Jerry St. Dennis as a director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated	May 14, 2003	/s/ DAVID D. HILLARD
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

May 14, 2003

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

May 14, 2003

/s/ DAVID D. HILLARD
David D. Hillard Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting – Georgia, LLC, and Southeastern Media Holdings, Inc.

3.1	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1

Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2

Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.