Form 10-Q/A
period 2002-03-31
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

100 Fourth Ave. N

Suite 440

Seattle, Washington 98109

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

EXPLANATORY NOTE

This amendment of our Quarterly Report on Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standard No. 142, recognition of certain obligations and settlement losses relating to a pension plan which is in the process of termination, and a change in the reporting segment information. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatements. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement and to make revisions to the Notes to the unaudited condensed consolidated financial statements. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three months ended March 31, 2002 (restated) and 2001.

2.	Condensed Consolidated Balance Sheet (restated): March 31, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows: Three months ended March 31, 2002 (restated) and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income: Three months ended March 31, 2002 (restated) and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1—FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31
	2002 Restated	2001
(in thousands, except per share amounts)
(Unaudited)
Revenue	$34,682	$39,233
Costs and expenses
Cost of services sold exclusive of depreciation and amortization reported separately below, amounting to $4,379 and $4,068, respectively	16,976	17,209
Selling expenses	4,782	4,836
General and administrative expenses	10,573	11,490
Depreciation and amortization	4,971	5,829

	37,302	39,364

Loss from operations	(2,620)	(131)
Net loss on derivative instruments	(725)
Other income, net	587	1,244
Equity in operations of equity investees	(1)	(3)
Interest expense	(5,001)	(4,646)

Loss from operations before income taxes	(7,760)	(3,536)
Provision for federal and state income taxes (benefit)	(2,060)	(1,221)

Loss before extraordinary item and cumulative effect of change in accounting principle	(5,700)	(2,315)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662	(64,373)

Net loss	$(72,131)	$(2,315)

Loss per share:
Before extraordinary item and cumulative effect of change in accounting principle	$(0.66)	$(0.27)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.40)	$(0.27)

Loss per share assuming dilution:
Before extraordinary item and cumulative effect of change in accounting principle	$(0.66)	$(0.27)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.40)	$(0.27)

Weighted average shares outstanding	8,592	8,558
Weighted average shares outstanding assuming dilution	8,592	8,558
Dividends declared per share	$0.26	$0.26

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31 2002 Restated	December 31 2001 Restated
(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$5,470	$3,568
Receivables, net	26,255	33,081
Prepaid income taxes	21,877	10,760
Prepaid expenses	5,946	4,251
Television and radio broadcast rights	6,621	10,318
Net working capital of discontinued operations	812	216

Total current assets	66,981	62,194

Marketable Securities, at market value	100,361	97,107

Other Assets
Cash value of life insurance and retirement deposits	12,630	12,403
Television and radio broadcast rights	1,279	1,725
Goodwill, net	90,098	189,133
Investments in equity investees	2,828	2,594
Other	15,472	12,232
Net noncurrent assets of discontinued operations	1,751	1,635

	124,058	219,722

Property, Plant and Equipment, net	248,337	244,094

	$539,737	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$3,432	$25,469
Trade accounts payable	5,431	5,490
Accrued payroll and related benefits	7,367	7,616
Television and radio broadcast rights payable	6,407	8,980
Other current liabilities	2,958	5,259

Total current liabilities	25,595	52,814

Long-term Debt, net of current maturities	300,589	261,480

Other Liabilities
Accrued retirement benefits	12,489	12,497
Deferred income taxes	26,074	50,824
Television and radio broadcast rights payable, long-term portion	1,187	1,570
Other liabilities	6,636	6,777

	46,386	71,668

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,591,658	10,739	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(60)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	64,475	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	88,527	162,892

	167,167	237,155

	$539,737	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31
	2002 Restated	2001
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(72,131)	$(2,315)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,984	6,905
Deferred income taxes	(25,889)	(85)
Cumulative effect of change in accounting principle	99,035
Net loss in equity investees	1	489
Increase in fair market value of derivative under forward transaction	(2,040)
Extraordinary item—loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	4,179	4,102
Payments for television and radio broadcast rights	(2,992)	(3,217)
Other	67	22
Change in operating assets and liabilities
Receivables	6,836	9,336
Inventories		168
Prepaid income taxes	(11,115)	(2,013)
Prepaid expenses	(1,694)	(3,062)
Cash value of life insurance and retirement deposits	(227)	(261)
Other assets	(338)	(999)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(619)	(4,272)
Accrued retirement benefits	(8)	151
Other liabilities	2,057	876

Net cash provided by operating activities	3,370	5,825

Cash flows from investing activities
Purchase of property, plant and equipment	(11,535)	(6,652)
Proceeds from sale of property, plant and equipment		2
Investments in equity investees		(537)

Net cash used in investing activities	(11,535)	(7,187)

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,259)	8,925
Borrowings under borrowing agreements and mortgage loans	245,403
Payments on borrowing agreements and mortgage loans	(220,073)	(3,204)
Payment of deferred loan costs	(4,770)
Cash dividends paid	(2,234)	(2,225)

Net cash provided by financing activities	10,067	3,496

Net increase in cash and short-term cash investments	1,902	2,134
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$5,470	$2,409

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended March 31
	2002 Restated	2001
(In thousands)
(Unaudited)
Net loss	$(72,131)	$(2,315)
Other comprehensive income:
Cumulative effect of accounting change		(1,396)
Effect of income taxes		489
Unrealized gain (loss) on marketable securities	3,254	(14,084)
Effect of income taxes	(1,139)	4,929
Net gain (loss) on interest rate swap	835	(1,288)
Effect of income taxes	(292)	451
Loss on settlement of interest rate swap reclassified to operations	2,636
Effect of income taxes	(923)

Comprehensive loss	$(67,760)	$(13,214)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, Fisher Mills Inc., and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.	Restatement

Goodwill Impairment—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended March 31, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of March 31, 2002 and December 31, 2001 was to reduce Retained Earnings by $299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The restatement has no effect on the Company’s previously reported results from operations or cash flows for the three months ended March 31, 2002 or 2001 because pension adjustments to record additional expenses that should have been recognized from January 1, 2000 through March 31, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first quarter of 2002, totaling $17,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods.

Segment Reporting—As further discussed in Note 7 to the accompanying condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for comparable periods have been restated to conform to this presentation.

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2002
Loss before extraordinary item and cumulative effect of change in accounting principle	$(5,700)		$(5,700)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)		(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		$(64,373)	(64,373)

Net loss	$(7,758)	$(64,373)	$(72,131)

Loss per share (basic and assuming dilution)
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.66)		$(0.66)
Extraordinary item	(0.24)		(0.24)
Cumulative effect of change in accounting principle		$(7.50)	(7.50)

Net loss	$(0.90)	$(7.50)	$(8.40)

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2002 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2002
Assets
Goodwill, net	$189,133	$(99,035)	$90,098
Total assets	$638,772	$(99,035)	$539,737

Liabilities
Accrued retirement benefits	$12,020	$469	$12,489
Deferred income taxes	$60,906	$(34,832)	$26,074

Stockholders’ equity
Retained earnings	$153,199	$(64,672)	$88,527
Total stockholders’ equity	$231,839	$(64,672)	$167,167

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2001 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2002
Liabilities
Accrued retirement benefits	$ 12,028	$ 469	$ 12,497
Deferred income taxes	$ 50,994	$(170)	$ 50,824
Stockholders’ equity
Retained earnings	$163,191	$(299)	$162,892
Total stockholders’ equity	$237,454	$(299)	$237,155

3.	Discontinued operations

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

4.	Long-term debt and borrowing agreements

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

5.	Television and radio broadcast rights and other commitments:

The Company acquires television and radio broadcast rights, and has commitments under license agreements amounting to $90,588,000 for future rights to television and radio programs through 2008, and $12 million in related fees. As these programs will not be available for broadcast until a future date, they have been excluded from the financial statements. In addition, the Company has commitments under a Joint Sales Agreement totaling $15,479,000 through 2007.

6.	Income (loss) per share is computed as follows (in thousands, except share and per share amounts):

	Three months ended March 31
	2002 Restated	2001
	(Unaudited)
Weighted average common shares outstanding during the period	8,591,658	8,558,042

Loss before extraordinary item and cumulative effect of change in accounting principle	$(5,700)	$(2,315)
Extraordinary item, net of income tax benefit	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit	(64,373)

Net loss	$(72,131)	$(2,315)

Loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.66)	$(0.27)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.40)	$(0.27)

Loss per share assuming dilution:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.66)	$(0.27)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.40)	$(0.27)

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

7.	Segment information

The Company operates its continuing operations as three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for the three-month periods ended March 31, 2002 and 2001 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

Under the provisions of FAS 131 the Company reports financial data for four reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), real estate, and a remaining “all other” category. The television reportable segment includes the operations of the Company’s eleven network-affiliated television stations, and a 50% interest in a company that owns a twelfth television station. The radio reportable segment includes the operations of the Company’s 28 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television operations and third-parties. The real estate reportable segment includes the Company’s proprietary commercial real estate and property management operations. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, Fisher Entertainment LLC, a producer of content for cable and television, and Civia, Inc., which are also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

Revenue for each segment is as follows (in thousands):

	Three months ended March 31
	2002	2001
Television	$21,244	$25,867
Radio	8,604	8,948
Fisher Plaza	1,065	1,072
Real estate	3,324	3,360
All other	633	373
Corporate and eliminations	(188)	(387)

	$34,682	$39,233

Income (loss) from operations before interest and income taxes for each reportable segment are as follows (in thousands):

	Three months ended March 31
	2002	2001
Television	$(877)	$1,029
Radio	20	(153)
Fisher Plaza	431	782
Real estate	1,035	1,637
All other	(1,246)	(200)
Corporate and eliminations	(2,122)	(1,985)

Total segment income (loss) before interest and income taxes	(2,759)	1,110
Interest expense	(5,001)	(4,646)

Consolidated loss before income taxes	$(7,760)	$(3,536)

Identifiable assets for each reportable segment are as follows (in thousands):

	March 31 2002 Restated	December 31 2001 Restated
Television	$131,498	$237,220
Radio	66,705	67,877
Fisher Plaza	102,674	94,056
Real estate	95,804	93,328
All other	5,074	2,429
Corporate and eliminations	135,419	126,356

Continuing operations	537,174	621,266
Discontinued operations—net	2,563	1,851

	$539,737	$623,117

8.	Recent Accounting Pronouncements:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption the Company ceased amortizing goodwill. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that an impairment may exist. See Note 2 for a discussion of the impact of adoption of FAS 142 on the accompanying condensed consolidated financial statements. The Company plans to complete its annual test for impairment of goodwill during the fourth quarter of 2002.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the three months ended March 31, 2001 if FAS 142 had been adopted effective in 2001 (in thousands, except per share amounts).

Net loss	$(2,315)
Goodwill amortization, net of income tax benefit	846

Pro forma net loss	$(1,469)

Net loss per share:
Basic	$(0.27)
Assuming dilution	$(0.27)
Pro forma net loss per share:
Basic	$(0.17)
Assuming dilution	$(0.17)

In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. The provisions of FAS 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has certain legal obligations, principally related to leases on locations used for broadcast system assets, which fall within the scope of FAS 143. These legal obligations include a responsibility to remediate the leased sites on which these assets are located. The Company believes that the adoption of FAS 143 will not have a material impact on its financial statements.

9.	Reclassifications:

Certain prior-period balances have been reclassified to conform to the current-period presentation. Such reclassifications had no effect on operating results.

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

Effective January 1, 2002, we restructured our continuing operations into three principal business units: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services business unit. Previously these businesses were reported in the broadcasting business unit. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate business unit, are also included in the media services unit. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting business unit. The media services business unit also includes the consolidated operations of Civia, Inc. In 2002, we converted certain loans into a majority interest in Civia, Inc. Accordingly, Civia’s 2002 operating results are consolidated, while 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

As further discussed in Note 2 to the condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for corresponding periods have been restated to conform to this presentation.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

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

Allowance for doubtful accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

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

The cost of television and radio broadcasting rights is reported in the condensed consolidated balance sheet at the lower of unamortized cost or estimated net realizable value, and is periodically reviewed for impairment. We estimate the net realizable value of our broadcasting rights based on techniques that rely on significant assumptions. If management’s expectations of programming usefulness are revised downward, it may be necessary to write down unamortized cost to estimated net realizable value.

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

Goodwill and long-lived assets. Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (FAS 142), which we adopted as of January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units, with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses) are tested for impairment on an annual basis by applying a fair-value-based test as required by FAS 142. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset determined is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is based on future discounted cash flows. In estimating these future cash flows we use future projections of cash flows directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value, primarily determined based on discounted cash flows. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and result in a future impairment of the involved assets with a material effect on our future results of operations.

Pension benefits. We maintain a noncontributory supplemental retirement program for key management. We also maintained a qualified defined benefit plan covering our non-broadcasting employees, which ceased accruing benefit in 2001. We began distributing plan assets to participants in 2001. The cost of these plans is reported and accounted for in accordance with Financial Accounting Standards Board Statements 87, 88 and 132. These Statements require significant assumptions regarding discount rates, salary increases and asset returns. We believe that our estimates are reasonable for these key actuarial assumptions; however future actual results will likely differ from our estimates, and these differences could materially affect our future results of operation either unfavorably or favorably.

RESTATEMENT

Goodwill Impairment—Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess the goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended March 31, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of March 31, 2002 and December 31, 2001 was to reduce Retained Earnings by

$299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The restatement has no effect on the Company’s previously reported results from operations or cash flows for the three months ended March 31, 2002 or 2001 because pension adjustments to record additional expenses that should have been recognized from January 1, 2000 through March 31, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first quarter of 2002, totaling $17,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods.

Segment Reporting—As further discussed in Note 2 to the condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for corresponding periods have been restated to conform to this presentation.

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002 and the condensed consolidated balance sheet as of March 31, 2002 and December 31, 2001.

CONSOLIDATED RESULTS OF OPERATIONS

As restated, operating results for the three months ended March 31, 2002 showed a consolidated loss of $72,131,000, including the cumulative effect of a change in accounting principle amounting to $64,373,000, net of income taxes, and an extraordinary item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the quarter. Net loss for the three months ended March 31, 2001 was $2,315,000.

Revenue

	2002	% Change	2001
Three months ended March 31
Television	$21,244,000	-17.9%	$25,867,000
Radio	8,604,000	-3.8%	8,948,000
Fisher Plaza	1,065,000	-0.5%	1,072,000
Real estate	3,324,000	-1.1%	3,360,000
All other	633,000	69.6%	373,000
Corporate & eliminations	(188,000)	-51.4%	(387,000)

Consolidated	$34,682,000	-11.6%	$39,233,000

First quarter 2002 television revenue declined $4,623,000, compared with the same period of last year, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network.

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

First quarter radio revenue declined $344,000. Our Portland radio operations increased 33% due, in part, to improving ratings. Revenue increased 3% at our small market radio stations in Eastern Washington and Montana. Revenue declined 14% at Seattle radio operations.

The decrease in real estate revenue is primarily due to a decrease in management fees in the three months ended March 31, 2002, as compared to the same period in 2001, partially offset by rents from the Fisher Industrial Technology Center (Fisher ITC) located in Auburn, WA, which was 71% leased during first-quarter 2002, but had no tenants during first-quarter 2001 while the project was in lease-up phase.

The increase in revenue for all other businesses in 2002 is principally due to an increase of $340,000 for revenues from program production and development at Fisher Entertainment partially offset by a revenue decline at Fisher Pathways.

Corporate and eliminations consist of intersegment revenues between Fisher Plaza and the Real Estate segment.

Cost of services sold

	2002	% Change	2001
Three months ended March 31
Television	$11,733,000	-8.4%	$12,815,000
Radio	3,903,000	-5.4%	4,124,000
Fisher Plaza	280,000		(29,000)
Real estate	573,000	6.7%	537,000
All other	260,000	73.8%	149,000
Corporate & eliminations	227,000	158.8%	(387,000)

Consolidated	$16,976,000	-1.4%	$17,209,000
Percentage of revenue	48.9%		43.9%

The cost of services sold consists primarily of costs to acquire, produce, promote, and broadcast television and radio programming, operating costs of Fisher Plaza, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a reduction in operating expenses in the television segment for first quarter of 2002, compared with the first quarter of 2001. The largest decline was in salaries and related expenses due to staff reduction; however, most operating expenses in the segment declined.

The radio segment experienced a decline in cost of services sold for the first quarter of 2002, as compared with the first quarter of 2001, as a result of the emphasis on expense control.

The increase of costs at Fisher Plaza for the first quarter of 2002, compared with the first quarter of 2001, resulted from additional occupancy and the expensing of certain costs that were deferred in 2001. The negative amount in the first quarter of 2001 resulted from estimated common area maintenance (CAM) reimbursement charges that exceeded actual costs.

The real estate business unit experienced increased operating costs in several categories, including repairs and maintenance, energy and utilities, and insurance. In addition, certain operating costs relating to Fisher ITC were capitalized in first-quarter 2001 as the facility was in lease-up phase.

Operating expenses increased in all other businesses as each of the businesses included in the classification incurred additional costs in connection with seeking to grow the business, with the largest increase at Civia, Inc.

Selling expenses

	2002	% Change	2001
Three months ended March 31
Television	$2,536,000	-13.6%	$2,934,000
Radio	2,128,000	12.3%	1,895,000
All other	118,000		7,000

Consolidated	$4,782,000	-1.1%	$4,836,000
Percentage of revenue	13.8%		12.3%

Emphasis on expense control resulted in a reduction in selling expenses in the television segment in the first-quarter 2002, compared with the first quarter of 2001, with the largest decline in salaries and related expenses.

The increases at the radio segment for the three-month period ended March 31, 2002, in comparison to the same period in 2001, is primarily attributable to costs incurred with a joint sales agreement with KING-FM which we entered into in March 2002.

Selling expenses increased at all other businesses due to emphasis on revenue growth at Fisher Pathways and at Civia, Inc.

General and administrative expenses

	2002	% Change	2001
Three months ended March 31
Television	$4,638,000	-12.6%	$5,309,000
Radio	2,237,000	-8.8%	2,451,000
Real estate	642,000	-4.2%	670,000
All other	1,418,000	68.0%	844,000
Corporate and eliminations	1,638,000	-26.1%	2,216,000

Consolidated	$10,573,000	-8.0%	$11,490,000
Percentage of revenue	30.5%		29.3%

Emphasis on expense control during first-quarter 2002 resulted in expense reductions, or minimized expense increases, in many expense categories throughout our company. The increase in general and administrative expenses in the all other classification is attributable primarily to expenses incurred by Civia, Inc. in connection with continued development of the Civia Media Terminal.

Depreciation and amortization

	2002	% Change	2001
Three months ended March 31
Television	$3,088,000	-19.5%	$3,837,000
Radio	287,000	-56.9%	665,000
Fisher Plaza	355,000	11.4%	319,000
Real estate	1,099,000	21.7%	903,000
All other	83,000	29.1%	64,000
Corporate and eliminations	59,000	43.8%	41,000

Consolidated	$4,971,000	-14.7%	$5,829,000
Percentage of revenue	14.3%		14.9%

The decline in depreciation and amortization in the television segment is largely due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization in the first quarter of 2001 amounted to $960,000.

The radio segment also experienced a decline in depreciation and amortization due to the new accounting standard. Goodwill amortization in the first quarter of 2001 amounted to $332,000. Excluding the accounting change, depreciation expense increased modestly.

The increase in depreciation in the Fisher Plaza segment in the first quarter of 2002, as compared to the first quarter of 2001, was due to depreciation costs deferred in 2001 as the project was not substantially complete.

The increase in depreciation in the real estate segment is attributable to Fisher ITC, which was 71% leased in 2002 but had no tenants during the first quarter of 2001.

The increase in depreciation in the all other category is attributable to operations of Civia, Inc.

Income (Loss) from operations

	2002	% Change	2001
Three months ended March 31
Television	$(751,000)	-177.2%	$972,000
Radio	50,000	126.9%	(187,000)
Fisher Plaza	431,000	-44.9%	782,000
Real estate	1,010,000	-19.3%	1,251,000
All other	(1,246,000)	80.0%	(692,000)
Corporate and eliminations	(2,114,000)	-6.3%	(2,257,000)

Consolidated	$(2,620,000)		$(131,000)

Income (loss) from operations by reportable segment consists of revenue less operating expenses. In computing income from operations by business unit, other income (expense), net, has not been included, and interest expense, income taxes and unusual items have not been deducted.

Net loss on derivative instruments

	2002	2001
Three months ended March 31	$(725,000)	$-0-

Net loss on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $2,040,000 in the first quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $129,000 in the first quarter of 2002 (See Note 4 to the condensed consolidated financial statements). The net loss for the three months ended March 31, 2002 also includes a realized loss amounting to $2,636,000 from termination of an interest rate swap agreement.

Other income, net

	2002	2001
Three months ended March 31	$587,000	$1,244,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decline in the three months ended March 31, 2002 is primarily due to a reduction in the quarterly dividend paid by SAFECO Corporation.

Interest expense

	2002	% Change	2001
Three months ended March 31	$(5,001,000)	7.6%	$(4,646,000)

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

Provision for federal and state income taxes (benefit)

	2002	% Change	2001
Three months ended March 31	$(2,060,000)	68.8%	$(1,221,000)
Effective tax rate	26.6%		34.5%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefits reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily by due to a deduction for dividends received, offset by the impact of state income taxes.

Extraordinary item, net of income tax benefit

	2002	2001
Three months ended March 31	$(2,058,000)	$-0-

We repaid certain loans in March 2002 (See Note 4 to the condensed consolidated financial statements) and, as a result, wrote off deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

	2002	2001
Three months ended March 31	$4,371,000	$(10,899,000)

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

Liquidity and Capital Resources

As of March 31, 2002 we had working capital of $41,386,000 and cash and short-term cash investments totaling $5,470,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund acquisition activities and significant real estate project development activities. See Note 4 of Notes to condensed consolidated financial statements for a discussion of our credit facilities.

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

Approximately $90 million, or 17% of our total assets as of March 31, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. See the Note 4 of Notes to condensed consolidated financial statements for information regarding the contractual interest rates of our debt. We will also consider entering into interest rate swap agreements at such times as it deems appropriate. At March 31, 2002, the fair value of our fixed-rate debt is estimated to be approximately $1,900,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at March 31, 2002, amounted to $1,885,000 on our fixed rate debt, which totaled $67,695,000.

We also had $236,095,000 in variable-rate debt outstanding at March 31, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,325,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. At March 31, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $3,544,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $113,000 at March 31, 2002. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are reported in Other income net.

Marketable Securities Exposure

The fair value of our investments in marketable securities at March 31, 2002 was $100,361,000. Marketable securities consist of equity securities traded on a national securities exchange or reported on the NASDAQ securities market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation. As of March 31, 2002, these shares represented 2.3% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,036,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. At March 31, 2002, 3,000,000 shares of SAFECO Corporation stock owned by the company were pledged as collateral under a margin loan and a variable forward sales transaction (see Note 4 of Notes to condensed consolidated financial statements).

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

10.2	*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

10.3	*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002.

31.1		Certification of CEO

31.2		Certification of CFO

32.1		Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2		Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from an original report on Form 10-Q filed on May 15, 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated	September 12, 2003	/s/ DAVID D. HILLARD
David D. Hillard Senior Vice President and Chief Financial Officer