Form 10-Q/A
period 2002-06-30
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

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

EXPLANATORY NOTE

This amendment of Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standard No. 142, recognition of certain obligations and settlement losses relating to a pension plan which is in the process of termination, and a change in the reporting segment information. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatements. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement and to make revisions to the Notes to the unaudited condensed consolidated financial statements. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations:
Three and six months ended June 30, 2002 (restated) and 2001.

2.	Condensed Consolidated Balance Sheet (restated):
June 30, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows:
Six months ended June 30, 2002 (restated) and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income:
Three and six months ended June 30, 2002 (restated) and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1—FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2002 Restated	2001	2002	2001
(in thousands, except per share amounts)
(Unaudited)
Revenue	$74,526	$81,594	$39,844	$42,361
Costs and expenses
Cost of services sold, exclusive of depreciation and amortization reported separately below, amounting to $8,778, $8,214, $4,399 and $4,146, respectively	33,290	33,426	16,314	16,217
Selling expenses	10,571	10,255	5,789	5,419
General and administrative expenses	21,316	22,727	10,743	11,237
Depreciation and amortization	9,917	12,032	4,946	6,203

	75,094	78,440	37,792	39,076

Income (loss) from operations	(568)	3,154	2,052	3,285
Net gain on derivative instruments	6,103		6,828
Other income, net	1,376	1,879	789	635
Equity in operations of equity investees	32	1	33	4
Interest expense	(10,423)	(8,875)	(5,422)	(4,229)

Income (loss) from continuing operations before income taxes	(3,480)	(3,841)	4,280	(305)
Provision for federal and state income taxes (benefit)	(1,300)	(1,333)	760	(112)

Income (loss) from continuing operations	(2,180)	(2,508)	3,520	(193)
Loss from discontinued operations of milling businesses, net of income tax benefit of $173		(327)		(327)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2,180)	(2,835)	3,520	(520)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662	(64,373)

Net income (loss)	$(68,611)	$(2,835)	$3,520	$(520)

Income (loss) per share:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.99)	$(0.33)	$0.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.99)	$(0.33)	$0.41	$(0.06)

Weighted average shares outstanding	8,592	8,561	8,593	8,563
Weighted average shares outstanding assuming dilution	8,592	8,561	8,613	8,563
Dividends declared per share	$0.52	$0.26	$0.26	$—

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30 2002 Restated	December 31 2001 Restated
(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$11,874	$3,568
Receivables, net	28,823	33,081
Prepaid income taxes	7,550	10,760
Prepaid expenses	6,072	4,251
Television and radio broadcast rights	3,135	10,318
Net working capital of discontinued operations	777	216

Total current assets	58,231	62,194

Marketable Securities, at market value	96,973	97,107

Other Assets
Cash value of life insurance and retirement deposits	12,704	12,403
Television and radio broadcast rights	7,088	1,725
Goodwill, net	90,098	189,133
Investments in equity investees	2,860	2,594
Other	22,330	12,232
Net noncurrent assets of discontinued operations	1,863	1,635

	136,943	219,722

Property, Plant and Equipment, net	252,860	244,094

	$545,007	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$4,796	$25,469
Trade accounts payable	4,498	5,490
Accrued payroll and related benefits	7,733	7,616
Television and radio broadcast rights payable	1,922	8,980
Other current liabilities	3,206	5,259

Total current liabilities	22,155	52,814

Long-term Debt, net of current maturities	307,491	261,480

Other Liabilities
Accrued retirement benefits	12,404	12,497
Deferred income taxes	28,150	50,824
Television and radio broadcast rights payable, long-term portion	1,007	1,570
Other liabilities	7,538	6,777

	49,099	71,668

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(53)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	62,273	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	89,813	162,892

	166,262	237,155

	$545,007	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2002 Restated	2001
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(68,611)	$(2,835)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,944	13,559
Noncurrent deferred income taxes	(22,626)	5,756
Cumulative effect of change in accounting principle	99,035
Net (gain) loss in equity investees	(32)	1,631
Increase in fair market value of derivative under forward transaction	(9,677)
Extraordinary item—loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	7,857	7,682
Payments for television and radio broadcast rights	(13,657)	(8,383)
Other	105	(81)
Change in operating assets and liabilities
Receivables	4,269	7,009
Inventories		(321)
Prepaid income taxes	3,210	(7,610)
Prepaid expenses	(1,821)	(3,337)
Cash value of life insurance and retirement deposits	(301)	(340)
Other assets	636	(1,031)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(709)	(8,516)
Accrued retirement benefits	(93)	(574)
Other liabilities	3,788	146

Net cash provided by operating activities	14,581	2,755

Cash flows from investing activities
Proceeds from sale of discontinued milling business assets		49,769
Proceeds from sale of property, plant and equipment	376	212
Purchase of property, plant and equipment	(21,562)	(18,324)
Investments in equity investees		(1,496)

Net cash provided by (used in) investing activities	(21,186)	30,161

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,259)	2,311
Borrowings under borrowing agreements and mortgage loans	255,131	13,000
Payments on borrowing agreements and mortgage loans	(222,461)	(34,464)
Payment of deferred loan costs	(5,053)
Retirement of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21
Cash dividends paid	(4,468)	(4,452)

Net cash provided by (used in) financing activities	14,911	(30,280)

Net increase in cash and short-term cash investments	8,306	2,636
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$11,874	$2,911

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2002 Restated	2001	2002	2001
(In thousands)
(Unaudited)
Net income (loss)	$(68,611)	$(2,835)	$3,520	$(520)
Other comprehensive income:
Cumulative effect of accounting change		(1,396)
Effect of income taxes		489
Unrealized gain (loss) on marketable securities	(134)	(9,868)	(3,388)	4,216
Effect of income taxes	47	3,453	1,186	(1,476)
Net gain (loss) on interest rate swap	835	(1,177)		111
Effect of income taxes	(292)	412		(39)
Loss on settlement of interest rate swap reclassified to operations	2,636
Effect of income taxes	(923)

Comprehensive income (loss)	$(66,442)	$(10,922)	$1,318	$2,292

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, Fisher Mills Inc., and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.	Restatement

Goodwill Impairment—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended June 30, 2002 or the three or six months ended June 30, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of June 30, 2002 and December 31, 2001 was to reduce Retained Earnings by $299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The restatement has no effect on the Company’s previously reported results from operations or cash flows for the three or six months ended June 30, 2002 or 2001 because pension adjustments to record additional expenses that should have been recognized from January 1, 2000 through June 30, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first two quarters of 2002, totaling $12,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to prior periods.

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

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2002 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2002
Loss before extraordinary item and cumulative effect of change in accounting principle	$(2,180)		$(2,180)
Extraordinary item—loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)		(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		$(64,373)	(64,373)

Net loss	$(4,238)	$(64,373)	$(68,611)

Loss per share (basic and assuming dilution)
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.25)		$(0.25)
Extraordinary item	(0.24)		(0.24)
Cumulative effect of change in accounting principle		$(7.50)	(7.50)

Net loss	$(0.49)	$(7.50)	$(7.99)

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of June 30, 2002 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2002
Assets
Goodwill, net	$189,133	$(99,035)	$90,098
Total assets	$644,042	$(99,035)	$545,007
Liabilities
Accrued retirement benefits	$11,935	$469	$12,404
Deferred income taxes	$62,982	$(34,832)	$28,150
Stockholders’ equity
Retained earnings	$154,485	$(64,672)	$89,813
Total stockholders’ equity	$230,934	$(64,672)	$166,262

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2001 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2002
Liabilities
Accrued retirement benefits	$12,028	$469	$12,497
Deferred income taxes	$50,994	$(170)	$50,824
Stockholders’ equity
Retained earnings	$163,191	$(299)	$162,892
Total stockholders’ equity	$237,454	$(299)	$237,155

3.	Discontinued operations

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

6.	Income (loss) per share

Income (loss) per share is computed as follows (in thousands, except share and per share amounts):

	Six months ended June 30		Three months ended June 30
	2002 Restated	2001	2002	2001
	(Unaudited)
Weighted average common shares outstanding during the period	8,592,183	8,560,578	8,592,708	8,563,114
Dilutive effect of:
Restricted stock rights			1,796
Stock options			18,712

Weighted average shares outstanding assuming dilution	8,592,183	8,560,578	8,613,216	8,563,114

Income (loss) from continuing operations	$(2,180)	$(2,508)	$3,520	$(193)
Loss from discontinued operations of milling businesses, net of income tax benefit		(327)		(327)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2,180)	(2,835)	3,520	(520)
Extraordinary item, net of income tax benefit	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit	(64,373)

Net income (loss)	$(68,611)	$(2,835)	$3,520	$(520)

Income (loss) per share:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.99)	$(0.33)	$0.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$(0.25)	$(0.29)	$0.41	$(0.02)
From discontinued operations		(0.04)		(0.04)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.25)	(0.33)	0.41	(0.06)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.99)	$(0.33)	$0.41	$(0.06)

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

The Company operates its continuing operations as three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for the six and three-month periods ended June 30, 2002 and 2001 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

Under the provisions of FAS 131 the Company reports financial data for four reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), real estate, and a remaining “all other” category. The television reportable segment includes the operations of the Company’s eleven network-affiliated television stations, and a 50% interest in a company that owns a twelfth television station. The radio reportable segment includes the operations of the Company’s 28 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television operations and third-parties. The real estate reportable segment includes the Company’s proprietary commercial real estate and property management operations. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, Fisher Entertainment LLC, a producer of content for cable and television and Civia, Inc., which are also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

Revenue for each segment is as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
Television	$46,269	$53,918	$25,025	$28,051
Radio	18,640	18,958	10,036	10,010
Fisher Plaza	2,055	1,905	990	833
Real estate	6,748	6,703	3,424	3,343
All other	1,073	886	440	513
Corporate and eliminations	(259)	(776)	(71)	(389)

	$74,526	$81,594	$39,844	$42,361

Intersegment revenue is reflected in the corporate and eliminations category in the table above.

Income (loss) before interest and income taxes for each segment are as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2002	2001	2002	2001
Television	$915	$4,613	$1,792	$3,584
Radio	1,768	1,534	1,748	1,687
Fisher Plaza	626	1,256	195	474
Real estate	2,269	3,290	1,234	1,653
All other	(2,533)	(1,552)	(1,287)	(1,352)
Corporate and eliminations	3,898	(4,107)	6,020	(2,122)

Total segment income (loss) from continuing operations before income taxes	6,943	5,034	9,702	3,924
Interest expense	(10,423)	(8,875)	(5,422)	(4,229)

Consolidated income (loss) from continuing operations before income taxes	$(3,480)	$(3,841)	$4,280	$(305)

Identifiable assets for each segment are as follows (in thousands):

	June 30 2002 Restated	December 31 2001 Restated
Television	$127,126	$237,220
Radio	73,022	67,877
Fisher Plaza	109,408	94,056
Real estate	94,537	93,328
All other	5,389	2,429
Corporate and eliminations	132,885	126,356

Continuing operations	542,367	621,266
Discontinued operations—net	2,640	1,851

	$545,007	$623,117

8.	Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Upon adoption the Company ceased amortizing goodwill. Goodwill is to be tested for impairment upon adoption of FAS 142, and will be tested annually or whenever events or circumstances occur indicating that an impairment may exist. See Note 2 for a discussion of the impact of adoption of FAS 142 on the accompanying condensed consolidated financial statements The Company plans to complete its annual test for impairment of goodwill during the fourth quarter of 2002.

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the six and three month periods ended June 30, 2001 if FAS 142 had been adopted effective in 2001 (in thousands, except per share amounts).

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

9.	Subsequent events

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

Net proceeds from these sales, after income taxes, are expected to be used to reduce debt and to fund construction of Fisher Plaza.

10.	Reclassifications:

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

Goodwill and long-lived assets. Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired, and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (FAS 142), which we adopted as of January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis.

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

RESTATEMENT

Goodwill Impairment—Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the company should assess the goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended June 30, 2002 or the three or six months ended June 30, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of June 30, 2002 and December 31, 2001 was to reduce Retained Earnings by $299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The restatement has no effect on the Company’s previously reported results from operations or cash flows for the three or six months ended June 30, 2002 or 2001 because pension adjustments to record additional expenses that should have been recognized from January 1, 2000 through June 30, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first two quarters of 2002, totaling $12,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to prior periods.

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

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2002 and the condensed consolidated balance sheet as of June 30, 2002 and December 31, 2001.

CONSOLIDATED RESULTS OF OPERATIONS

As restated, operating results for the six months ended June 30, 2002 showed a consolidated loss of $68,611,000 including the cumulative effect of a change in accounting principle amounting to $64,373,000, net of income taxes, and an extraordinary loss item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Net loss for the six months ended June 30, 2001 was $2,835,000, including a loss of $327,000 from discontinued operations of milling businesses.

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

Revenue

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$46,269,000	-14.2%	$53,918,000	$25,025,000	-10.8%	$28,051,000
Radio	18,640,000	-1.7%	18,958,000	10,036,000	0.3%	10,010,000
Fisher Plaza	2,055,000	7.9%	1,905,000	990,000	18.7%	833,000
Real estate	6,748,000	0.7%	6,703,000	3,424,000	2.4%	3,343,000
All other	1,073,000	21.2%	886,000	440,000	-14.1%	513,000
Corporate and eliminations	(259,000)	-66.7%	(776,000)	(71,000)	-82.1%	(389,000)

Consolidated	$74,526,000	-8.7%	$81,594,000	$39,844,000	-5.9%	$42,361,000

Television revenues, net of agency commissions, declined $7,649,000 during the six months ended June 30, 2002, compared with the same period of 2001, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network. Net revenue from radio operations declined $318,000.

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

Second quarter 2002 net television revenue declined $3,026,000, compared with the same period of last year. Net revenue from radio operations increased $26,000 compared to the second quarter of 2001.

During the second quarter our Seattle and Portland television stations experienced revenue declines of 22% and 7%, respectively. Our smaller market television operations experienced revenue increases ranging from 14% to 25%, except for the Washington and Georgia station groups, which experienced declines of 1% and 8%, respectively, compared with the same period last year.

Fisher Plaza revenue increased $150,000 during the six months ended June 30, 2002, and $157,000 during the second quarter reflecting increased occupancy.

The increase in real estate revenue is primarily due to rents from the Fisher Industrial Technology Center (Fisher ITC) located in Auburn, Washington, which was 71% leased during 2002. Fisher ITC was in lease-up phase during 2001, with the first tenant taking occupancy in May.

The increase in revenue for the all other category for the six months ended June 30, 2002 is principally due to revenues from program production and development at Fisher Entertainment. Revenue from Fisher Pathways declined 42% during the six-month period and 48% during the second quarter ended June 30, 2002, compared with the same periods last year, due to a decline in demand for our satellite transmission services.

Cost of services sold

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$23,898,000	-5.1%	$25,193,000	$12,165,000	-1.7%	$12,377,000
Radio	6,609,000	-11.4%	7,459,000	2,706,000	-18.9%	3,335,000
Fisher Plaza	645,000		11,000	365,000		39,000
Real estate	1,118,000	0.3%	1,116,000	546,000	-5.7%	579,000
All other	553,000	30.5%	424,000	294,000	6.9%	275,000
Corporate and eliminations	467,000	160.2%	(777,000)	238,000	161.5%	(388,000)

Consolidated	$33,290,000	-0.4%	$33,426,000	$16,314,000	0.6%	$16,217,000
Percentage of revenue	44.7%		41.0%	40.9%		38.3%

The cost of services sold consists primarily of costs to acquire, produce, promote, and broadcast television and radio programming, operating costs of Fisher Plaza, costs to operate the properties held by the real estate segment, and operating costs of the businesses included in the all other category. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a reduction in operating expenses at both the television and radio segments for the three and six months ended June 30, 2002, compared with the same periods in 2001. The largest decline in the television segment was in salaries and related expenses due to staff reduction; however, many other operating expenses in the segment declined. The radio segment experienced the largest decreases in advertising and promotion.

The increases at Fisher Plaza for the three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, were primarily attributable to certain lease-up costs that had been deferred during 2001 but were expensed in 2002.

Operating expenses in the all other category increased as each of the businesses included in the segment incurred additional costs in connection with growing these businesses.

Selling expenses

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$5,333,000	-13.5%	$6,162,000	$2,797,000	-13.4%	$3,229,000
Radio	5,011,000	23.2%	4,068,000	2,883,000	32.7%	2,173,000
All other	227,000		25,000	109,000		17,000

Consolidated	$10,571,000	3.1%	$10,255,000	$5,789,000	6.9%	$5,419,000
Percentage of revenue	14.2%		12.6%	14.5%		12.8%

Emphasis on expense control and reduced revenue resulted in a reduction in selling expenses at the television segment for the first half and second quarter of 2002, compared with the similar periods of 2001. The largest cost reductions were in salaries and commissions.

The increases at the radio segment for the three and six-month periods ended June 30, 2002, in comparison to the same periods in 2002, are primarily attributable to costs incurred with a joint sales agreement with KING-FM which we entered into in March 2002.

Selling expenses in the all other category increased during the first half and second quarter of 2002, compared with the same periods last year, due to efforts to increase revenue growth at Fisher Pathways and at Civia, Inc.

General and administrative expenses

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$9,510,000	-4.9%	$9,996,000	$4,872,000	4.0%	$4,687,000
Radio	4,446,000	-4.5%	4,658,000	2,210,000	0.1%	2,207,000
Real estate	1,196,000	-6.9%	1,286,000	555,000	-10.0%	616,000
All other	2,661,000	13.2%	2,351,000	1,243,000	-17.5%	1,507,000
Corporate and eliminations	3,503,000	-21.1%	4,436,000	1,863,000	-16.10%	2,220,000

Consolidated	$21,316,000	-6.2%	$22,727,000	$10,743,000	-4.4%	$11,237,000
Percentage of revenue	28.6%		27.9%	27.0%		26.5%

Emphasis on expense control during the first half and second quarter of 2002 resulted in expense reductions, or minimized expense increases, in many expense categories throughout the company. The all other category experienced an increase in the six-months ended June 30, 2002 due to growth efforts at Civia, Inc. in the early part of 2002.

Depreciation and amortization

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$6,095,000	-23.9%	$8,010,000	$3,006,000	-28.0%	$4,174,000
Radio	566,000	-57.3%	1,325,000	279,000	-57.7%	660,000
Fisher Plaza	784,000	22.9%	638,000	429,000	34.4%	319,000
Real estate	2,190,000	18.6%	1,846,000	1,090,000	15.6%	943,000
All other	164,000	26.1%	130,000	82,000	23.2%	66,000
Corporate and eliminations	118,000	44.1%	83,000	60,000	44.3%	41,000

Consolidated	$9,917,000	-17.6%	$12,032,000	$4,946,000	-20.3%	$6,203,000
Percentage of revenue	13.3%		14.7%	12.4%		14.6%

The decline in depreciation and amortization at the television and radio segments is primarily due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization in the television segment amounted to $1,937,000 during the first six months of 2001 and $977,000 during the second quarter of 2001. Goodwill amortization in the radio segment amounted to $663,000 during the first six months of 2001 and $332,000 during the second quarter of 2001. Depreciation expense remained relatively constant.

Depreciation increased at Fisher Plaza because depreciation of a portion of the project did not begin until the second half of 2001 when the first phase of the project was considered substantially complete. The amounts in the three and six-month periods ended June 30, 2002 therefore include a greater portion of Fisher Plaza assets that were subject to depreciation than in the prior periods in 2001.

The increase in depreciation in the real estate segment is primarily attributable to Fisher ITC, which was 71% leased in 2002, but was vacant until May of 2001.

The increase in depreciation at all other category is related to depreciation at Civia, Inc., the results of which are consolidated beginning in 2002. Previously the operations of Civia were accounted for as an equity investment.

Income (Loss) from operations

	Six months ended June 30			Three months ended June 30
	2002	% Change	2001	2002	% Change	2001
Television	$1,432,000	-68.6%	$4,557,000	$2,183,000	-39.1%	$3,585,000
Radio	2,008,000	38.7%	1,448,000	1,958,000	19.8%	1,635,000
Fisher Plaza	626,000	-50.2%	1,256,000	196,000	-58.9%	474,000
Real estate	2,243,000	-8.6%	2,455,000	1,234,000	2.4%	1,205,000
All other	(2,532,000)	23.9%	(2,044,000)	(1,287,000)	-4.8%	(1,352,000)
Corporate and eliminations	(4,345,000)	-3.8%	(4,518,000)	(2,232,000)	-1.4%	(2,262,000)

Consolidated	$(568,000)	-118.0%	$3,154,000	$2,052,000	-37.5%	$3,285,000

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, net gain on derivative instruments and other income net, have not been included, and interest expense and income taxes have not been deducted.

Net gain on derivative instruments

Six months ended June 30		Three months ended June 30
2002	2001	2002	2001
$6,103,000	$-0-	$6,828,000	$-0-

Net gain on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $9,677,000 in the first half of 2002 and $7,637,000 in the second quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $938,000 in the first half and $809,000 in the second quarter of 2002 (See Note 4 to the condensed consolidated financial statements). The net gain for the six months ended June 30, 2002 also includes a realized loss amounting to $2,636,000 from termination, in March, of an interest rate swap agreement.

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

Interest expense

Six months ended June 30			Three months ended June 30
2002	% Change	2001	2002	% Change	2001
$(10,423,000)	17.4%	$(8,875,000)	$(5,422,000)	28.2%	$(4,229,000)

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

Liquidity and Capital Resources

As of June 30, 2002 we had working capital of $36,076,000 and cash and short-term cash investments totaling $11,874,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund acquisition activities and significant real estate project development activities. As of June 30, 2002, approximately $37,000,000 is available under existing credit facilities.

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

Approximately $90 million, or 17% of our total assets as of June 30, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002

10.2	*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from an original report on Form 10-Q filed on August 14, 2002.

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