Form 10-Q/A
period 2002-09-30
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For	the transition period from to

Commission File Number 0-22439

FISHER COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Fourth Ave. N. Suite 440 Seattle, Washington	98109
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

This amendment of Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standard No. 142, recognition of certain obligations and settlement losses relating to a pension plan which is in the process of termination, and a change in the reporting segment information. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatements. Financial Statements (Part I, Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. This amendment of our Quarterly Report on Form 10-Q also includes revisions to Part I, Item 4 – Controls and Procedures. Other than Part I, Item 4, this amendment to our Quarterly Report on Form 10–Q for the fiscal quarter ended September 30, 2002 amends and restates only those items of the previously filed Quarterly Report on Form 10–Q for the fiscal quarter ended September 30, 2002 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10–Q except as required to reflect the effects of the restatement and to make revisions to the Notes to the unaudited condensed consolidated financial statements and the other revisions described above. As a result, this Quarterly Report on Form 10–Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three and nine months ended September 30, 2002 (restated) and 2001.

2.	Condensed Consolidated Balance Sheet (restated): September 30, 2002 and December 31, 2001.

3.	Condensed Consolidated Statement of Cash Flows: Nine months ended September 30, 2002 (restated) and 2001.

4.	Condensed Consolidated Statement of Comprehensive Income: Three and nine months ended September 30, 2002 (restated) and 2001.

5.	Notes to Condensed Consolidated Financial Statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
	Restated	Restated		Restated

(in thousands, except per share amounts)
(Unaudited)
Revenue	$112,155	$119,036	$37,629	$37,442
Costs and expenses
Cost of services sold, exclusive of depreciation and amortization reported seperately below, amounting to $13,976, $12,355, $5,198 and $4,141, respectively	50,326	52,208	17,036	18,782
Selling expenses	16,491	15,389	5,920	5,134
General and administrative expenses	33,103	30,850	11,787	8,123
Depreciation and amortization	15,723	18,148	5,806	6,116

	115,643	116,595	40,549	38,155

Income (loss) from operations	(3,488)	2,441	(2,920)	(713)
Net gain on derivative instruments	7,592		1,489
Other income, net	7,571	2,508	6,195	629
Equity in operations of equity investees	45	(9)	13	(10)
Interest expense	(15,831)	(13,008)	(5,408)	(4,133)

Loss from continuing operations before income taxes	(4,111)	(8,068)	(631)	(4,227)
Provision for federal and state income taxes (benefit)	(1,513)	(2,750)	(213)	(1,417)

Loss from continuing operations	(2,598)	(5,318)	(418)	(2,810)
Loss from discontinued operations of milling businesses, net of income tax benefit of $269 in 2002 and $173 in 2001	(500)	(327)	(500)

Loss before extraordinary item and cumulative effect of change in accounting principle	(3,098)	(5,645)	(918)	(2,810)
Extraordinary item – loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662	(64,373)

Net loss	$(69,529)	$(5,645)	$(918)	$(2,810)

Loss per share:
From continuing operations	$(0.30)	$(0.62)	$(0.05)	$(0.33)
From discontinued operations	(0.06)	(0.04)	(0.06)	—

Loss before extraordinary item and cumulative effect of change in accounting principle	(0.36)	(0.66)	(0.11)	(0.33)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.10)	$(0.66)	$(0.11)	$(0.33)

Loss per share assuming dilution:
From continuing operations	$(0.30)	$(0.62)	$(0.05)	$(0.33)
From discontinued operations	(0.06)	(0.04)	(0.06)	—

Loss before extraordinary item and cumulative effect of change in accounting principle	(0.36)	(0.66)	(0.11)	(0.33)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.10)	$(0.66)	$(0.11)	$(0.33)

Weighted average shares outstanding	8,593	8,569	8,594	8,585
Weighted average shares outstanding assuming dilution	8,593	8,569	8,594	8,585
Dividends declared per share	$0.52	$0.78	$—	$0.52

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30 2002	December 31 2001
	Restated	Restated

(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$8,016	$3,568
Restricted cash	15,146
Receivables, net	27,811	33,081
Prepaid income taxes	13,935	10,760
Prepaid expenses	5,831	4,251
Television and radio broadcast rights	9,155	10,318
Net working capital of discontinued operations		216

Total current assets	79,894	62,194

Marketable Securities, at market value	98,315	97,107

Other Assets
Cash value of life insurance and retirement deposits	13,533	12,403
Television and radio broadcast rights	7,129	1,725
Goodwill, net	90,098	189,133
Investments in equity investees	2,873	2,594
Other	23,888	12,232
Net noncurrent assets of discontinued operations		1,635

	137,521	219,722

Property, Plant and Equipment, net	247,828	244,094

	$563,558	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$4,622	$25,469
Trade accounts payable	4,434	5,490
Accrued payroll and related benefits	8,480	7,616
Television and radio broadcast rights payable	8,708	8,980
Other current liabilities	3,454	5,259

Total current liabilities	29,698	52,814

Long-term Debt, net of current maturities	310,864	261,480

Other Liabilities
Accrued retirement benefits	13,745	12,497
Deferred income taxes	34,410	50,824
Television and radio broadcast rights payable, long-term portion	1,063	1,570
Other liabilities	7,555	6,777

	56,773	71,668

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,486	3,486
Deferred compensation	(47)	(66)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	63,146	62,360
Net loss on interest rate swap		(2,256)
Retained earnings	88,895	162,892

	166,223	237,155

	$563,558	$623,117

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30
	2002 Restated	2001 Restated

(in thousands)

(Unaudited)
Cash flows from operating activities
Net loss	$(69,529)	$(5,645)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	15,759	19,688
Noncurrent deferred income taxes	(16,835)	4,904
Cumulative effect of change in accounting principle	99,035
Net (gain) loss in equity investees	(44)	3,174
Gain on sale of real estate	(5,511)
Increase in fair market value of derivative instruments	(10,228)
Extraordinary item—loss from extinguishment of debt	3,264
Amortization of television and radio broadcast rights	11,168	11,739
Payments for television and radio broadcast rights	(16,188)	(12,550)
Other	139	13
Change in operating assets and liabilities
Receivables	5,279	9,282
Prepaid income taxes	(3,175)	(10,997)
Prepaid expenses	(1,579)	(3,620)
Cash value of life insurance and retirement deposits	(1,130)	(424)
Other assets	949	(1,008)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	169	(9,629)
Accrued retirement benefits	1,248	(1,258)
Other liabilities	4,604	395

Net cash provided by operating activities	17,395	4,064

Cash flows from investing activities
Proceeds from sale of discontinued milling business assets	2,800	49,910
Proceeds from sale of property, plant and equipment	13,210	213
Restricted cash	(15,146)
Purchase of property, plant and equipment	(30,892)	(31,903)
Investments in equity investees		(2,736)

Net cash provided by (used in) investing activities	(30,028)	15,484

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,474)	5,107
Borrowings under borrowing agreements and mortgage loans	268,131	37,000
Payments on borrowing agreements and mortgage loans	(233,039)	(47,632)
Payment of deferred loan costs	(5,090)
Retirement of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21	1,249
Cash dividends paid	(4,468)	(6,686)

Net cash provided by (used in) financing activities	17,081	(17,637)

Net increase in cash and short-term cash investments	4,448	1,911
Cash and short-term cash investments, beginning of period	3,568	275

Cash and short-term cash investments, end of period	$8,016	$2,186

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Nine months ended September 30		Three months ended September 30
	2002 Restated	2001 Restated	2002	2001 Restated

(In thousands)
(Unaudited)
Net loss	$(69,529)	$(5,645)	$(918)	$(2,810)
Other comprehensive income:
Cumulative effect of accounting change		(1,396)
Effect of income taxes		489
Unrealized gain (loss) on marketable securities	1,209	(7,791)	1,343	2,077
Effect of income taxes	(423)	2,727	(470)	(726)
Net gain (loss) on interest rate swap	835	(2,563)		(1,386)
Effect of income taxes	(292)	897		484
Loss on settlement of interest rate swap reclassified to operations	2,636
Effect of income taxes	(923)

Comprehensive loss	$(66,487)	$(13,282)	$(45)	$(2,361)

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

Goodwill Impairment—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended September 30, 2002 or the three or nine months ended September 30, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of September 30, 2002 and December 31, 2001 was to reduce Retained Earnings by $299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The Pension Adjustment has no effect on the Company’s previously reported results from operations or cash flows for the three or nine months ended September 30, 2002 or 2001 because the adjustments to record additional expenses that should have been recognized from January 1, 2000 through September 30, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to prior periods.

In addition to the Pension Adjustments described above, the third quarter of 2001 has been revised to reflect a curtailment gain resulting from the termination of the plan amounting to $856,000, after income taxes, that occurred in the third quarter of 2001 but was previously reported in results for the fourth quarter of 2001.

Segment Reporting—As further discussed in Note 8 to the accompanying condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for comparable periods have been restated to conform to this presentation.

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2002 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended Sept. 30, 2002
Loss before extraordinary item and cumulative effect of change in accounting principle	$(3,098)		$(3,098)
Extraordinary item – loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)		(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		$(64,373)	(64,373)

Net loss	$(5,156)	$(64,373)	$(69,529)

Loss per share (basic and assuming dilution)
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.36)		$(0.36)
Extraordinary item	(0.24)		(0.24)
Cumulative effect of change in accounting principle		$(7.50)	(7.50)

Net loss	$(0.60)	$(7.50)	$(8.10)

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of September 30, 2002 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended Sept. 30, 2002
Assets
Goodwill, net	$189,133	$(99,035)	$90,098
Total assets	$662,593	$(99,035)	$563,558
Liabilities
Accrued retirement benefits	$13,276	$469	$13,745
Deferred income taxes	$69,242	$(34,832)	$34,410
Stockholders’ equity
Retained earnings	$153,567	$(64,672)	$88,895
Total stockholders’ equity	$230,895	$(64,672)	$166,223

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2001 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended Sept. 30, 2002
Liabilities
Accrued retirement benefits	$12,028	$469	$12,497
Deferred income taxes	$50,994	$(170)	$50,824
Stockholders’ equity
Retained earnings	$163,191	$(299)	$162,892
Total stockholders’ equity	$237,454	$(299)	$237,155

3.	Discontinued operations

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

4.	Sales of real estate

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

5.	Derivative instruments

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

The broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate on a portion of its floating rate debt at 6.87%, plus a margin based on the broadcasting subsidiary's ratio of consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization). The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the floating rate debt, until termination of the interest rate swap agreement in March 2004. As of September 30, 2002, the fair market value of the swap agreement declined $1,454,000 since inception in March 2002. Changes in the fair market value of the swap agreement are included in net gain on derivative instruments in the accompanying financial statements.

6.	Television and radio broadcast rights and other commitments

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

7.	Income (loss) per share

Income (loss) per share is computed as follows (in thousands, except share and per share amounts):

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
	Restated	Restated		Restated
	(Unaudited)
Weighted average common shares outstanding during the period	8,592,818	8,568,799	8,594,060	8,585,091

Loss from continuing operations	$(2,598)	$(5,318)	$(418)	$(2,810)
Loss from discontinued operations of milling businesses, net of income tax benefit	(500)	(327)	(500)

Loss before extraordinary item and cumulative effect of change in accounting principle	(3,098)	(5,645)	(918)	(2,810)
Extraordinary item, net of income tax benefit	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit	(64,373)

Net loss	$(69,529)	$(5,645)	$(918)	$(2,810)

Loss per share:
From continuing operations	$(0.30)	$(0.62)	$(0.05)	$(0.33)
From discontinued operations	(0.06)	(0.04)	(0.06)

Loss before extraordinary item and cumulative effect of change in accounting principle	(0.36)	(0.66)	(0.11)	(0.33)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.10)	$(0.66)	$(0.11)	$(0.33)

Loss per share assuming dilution:
From continuing operations	$(0.30)	$(0.62)	$(0.05)	$(0.33)
From discontinued operations	(0.06)	(0.04)	(0.06)

Loss before extraordinary item and cumulative effect of change in accounting principle	(0.36)	(0.66)	(0.11)	(0.33)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net loss	$(8.10)	$(0.66)	$(0.11)	$(0.33)

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

8.	Segment information

The Company operates its continuing operations as three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for the nine and three-month periods ended September 30, 2002 and 2001 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

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

Revenue for each reportable segment is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
Television	$68,988	$76,392	$22,719	$22,473
Radio	28,680	28,878	10,040	9,919
Fisher Plaza	3,061	2,859	1,006	955
Real estate	10,027	10,217	3,279	3,515
All other	1,857	1,891	784	1,006
Corporate and eliminations	(458)	(1,201)	(199)	(426)

	$112,155	$119,036	$37,629	$37,442

Intersegment revenue is reflected in the corporate and eliminations category in the table above.

Income (loss) from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
Television	$188	$3,197	$(727)	$(1,416)
Radio	1,016	2,635	(752)	1,101
Fisher Plaza	1,116	1,652	490	396
Real estate	3,244	5,091	975	1,801
All other	2,030	(3,732)	4,563	(2,180)
Corporate and eliminations	4,126	(3,903)	228	204

Total segment income (loss) from continuing operations before interest and income taxes	11,720	4,940	4,777	(94)
Interest expense	(15,831)	(13,008)	(5,408)	(4,133)

Consolidated income (loss) from continuing operations before income taxes	$(4,111)	$(8,068)	$(631)	$(4,227)

Identifiable assets for each segment are as follows:

	September 30	December 31
	2002	2001
	Restated	Restated
Television	$132,524	$237,220
Radio	73,729	67,877
Fisher Plaza	114,379	94,056
Real estate	86,825	93,328
All other	20,793	2,429
Corporate and eliminations	135,308	126,356

Continuing operations	563,558	621,266
Discontinued operations – net		1,851

	$563,558	$623,117

9.	Recent Accounting Pronouncements

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

As required by FAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for the nine- and three-month periods ended September 30, 2001 if FAS 142 had been adopted effective in 2001 (in thousands, except share and per share amounts).

	Nine months ended September 30 2001	Three months ended September 30 2001
Net loss	$(5,645)	$(2,810)
Goodwill amortization, net of income tax benefit	2,549	846

Pro forma net income (loss)	$(3,096)	$(1,964)

Net loss per share:
Basic	$(0.66)	$(0.33)
Assuming dilution	$(0.66)	$(0.33)
Pro forma net income (loss) per share:
Basic	$(0.36)	$(0.23)
Assuming dilution	$(0.36)	$(0.23)

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

In May 2002, the FASB issued FASB Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145, which updates, clarifies, and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of FAS 145 shall be effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of FAS 145 on its financial statements.

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

10.	Subsequent events

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Effective January 1, 2002, we restructured our continuing operations into three principal business units: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services business unit. Previously these businesses were reported in the broadcasting business unit. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate business unit, are also included in the media services business unit. Fisher Plaza operations attributable to KOMO TV are included in the broadcasting business unit. The media services business unit also includes the consolidated operations of Civia, Inc. In 2002, we converted certain loans into a majority equity interest in Civia, Inc. During the second quarter of 2002, we purchased all remaining minority equity interests in Civia. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

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

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

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

Allowance for doubtful accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the aging and changes in current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

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

The cost of television and radio broadcasting rights is reported in the condensed consolidated balance sheet at the lower of unamortized cost or estimated net realizable value, and is periodically reviewed for impairment. We estimate the net realizable value of our broadcasting rights based on techniques that rely on significant assumptions. If management's expectations of programming usefulness are revised downward, it may be necessary to write down unamortized cost to estimated net realizable value.

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

The goodwill impairment test involves a comparison of the fair value of each of our reporting units, with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit's fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations prepared by third party valuation consultants that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses) are tested for impairment on an annual basis by applying a fair-value-based test as required by FAS 142. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset determined is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially effect our results of operations.

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

RESTATEMENT

Goodwill Impairment—Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess the goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002. The restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the three months ended September 30, 2002 or the three or nine months ended September 30, 2001.

Pension Plan—In addition, subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, the Company concluded that certain pension-related expenses should have been recorded in periods prior to 2002.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. The Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the additional obligation to Late Retirees (the “Pension Adjustment”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments as of September 30, 2002 and December 31, 2001 was to reduce Retained Earnings by $299,000, increase Accrued Retirement Benefits by $469,000, and reduce Deferred Income Tax Liabilities by $170,000 to reflect the pension liability and expenses that should have been recorded as of those dates. The Pension Adjustment has no effect on the Company’s previously reported results from operations or cash flows for the three or nine months ended September 30, 2002 or 2001 because the adjustments to record additional expenses that should have been recognized from January 1, 2000 through September 30, 2002 were recorded in the fourth quarter of 2002. Amounts related to 2000, 2001 and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to prior periods.

In addition to the Pension Adjustments described above, the third quarter of 2001 has been revised to reflect a curtailment gain resulting from the termination of the plan amounting to $856,000, after income taxes, that occurred in the third quarter of 2001 but was previously reported in results for the fourth quarter of 2001.

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

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2002 and the condensed consolidated balance sheet as of September 30, 2002 and December 31, 2001.

CONSOLIDATED RESULTS OF OPERATIONS

As restated, operating results for the nine months ended September 30, 2002 showed a consolidated loss of $69,529,000, including the cumulative effect of a change in accounting principal amounting to $64,373,000, net of income taxes, and extraordinary loss item amounting to $2,058,000, net of income taxes, for write-off of deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Results for the nine months ended September 30, 2002 also included the after tax effects of net gain on derivative instruments amounting to $4,787,000, gain from sale of real estate located on Lake Union in Seattle amounting to $3,475,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000. Net loss for the nine months ended September 30, 2001 was $5,645,000 including a loss of $327,000 from discontinued operations of milling businesses.

Operating results for the three months ended September 30, 2002 showed a consolidated loss of $918,000. Third quarter results include the after tax effects of net gain on derivative instruments amounting to $938,000, gain from sale of real estate located on Lake Union in Seattle amounting to $3,475,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000. Net loss for the three months ended September 30, 2001 was $2,810,000.

Revenue

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$68,988,000	-9.7%	$76,392,000	$22,719,000	1.1%	$22,473,000
Radio	28,680,000	-0.7%	28,878,000	10,040,000	1.2%	9,919,000
Fisher Plaza	3,061,000	7.1%	2,859,000	1,006,000	5.4%	955,000
Real estate	10,027,000	-1.9%	10,217,000	3,279,000	-6.7%	3,515,000
All other	1,857,000	-1.8%	1,891,000	784,000	-22.1%	1,006,000
Corporate and eliminations	(458,000)	-61.9%	(1,201,000)	(199,000)	-53.3%	(426,000)

Consolidated	$112,155,000	-5.8%	$119,036,000	$37,629,000	0.5%	$37,442,000

Television revenue, net of agency commissions, declined $7,404,000 during the nine months ended September 30, 2002, compared with the same period of 2001, due largely to a weak economy in the Northwest and relatively weak performance by the ABC television network. Net revenue from radio operations declined $198,000.

Based on information published by Miller, Kaplan, Arase & Co. (Miller Kaplan), during the nine-month period ended September 30, 2002, revenue for the overall Seattle television market declined 6%, and revenue for the overall Portland television market increased 2%. Our Seattle and Portland television stations experienced revenue declines of 18% and 8%, respectively, during the nine-month period. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were contributing factors. We also believe that KOMO TV in Seattle was impacted by the popularity of the Seattle Mariners baseball team, whose games are broadcast on a competing television station. Our smaller market television operations experienced mixed revenue results with the Oregon and Idaho stations reporting increased revenue and the Washington and Georgia station groups reporting declines.

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

Third quarter 2002 television revenue increased $246,000, compared with the same period of last year. Net radio revenues were up $121,000.

Revenue at our Seattle television station declined 7% during the third quarter. Revenue at our Portland television station increased 3% during the quarter. Our smaller market television operations experienced revenue increases ranging from 2% to 27%.

Revenue for Fisher Plaza increased $202,000 during the nine months ended September 30, 2002, compared with the same period of 2001.

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

In the all other category, revenue from Fisher Pathways declined 42% during the nine-month period and 40% during the third quarter ended September 30, 2002, compared with the same periods last year, due to a decline in demand for our satellite transmission services. These declines were partially offset by increased revenue from program production and development at Fisher Entertainment.

Corporate and eliminations includes the elimination of management fees recognized as revenue by the real estate segment, which are reported as operating expenses by the Fisher Plaza segment. There is no impact on net income or loss as such amounts are eliminated in the condensed consolidated financial statements.

Cost of services sold

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$36,070,000	-4.3%	$37,696,000	$12,171,000	-2.7%	$12,504,000
Radio	10,017,000	-12.1%	11,395,000	3,409,000	-13.4%	3,936,000
Fisher Plaza	751,000	199.4%	251,000	106,000	-55.9%	240,000
Real estate	1,741,000	-2.0%	1,777,000	623,000	-5.8%	661,000
All other	1,149,000	7.2%	1,072,000	596,000	-8.0%	648,000
Corporate and eliminations	598,000		17,000	131,000	-83.5%	793,000

Consolidated	$50,326,000	-3.6%	$52,208,000	$17,036,000	-5.3%	$18,782,000
Percentage of revenue	44.9%		43.9%	45.3%		50.2%

The cost of services sold consists primarily of costs to acquire, produce, promote, and broadcast television and radio programming, operating costs of Fisher Plaza, costs to operate the properties held by the real estate segment, and operating costs at Fisher Entertainment and Fisher Pathways. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control resulted in a reduction in operating expenses at the television and radio segments for the first nine months of 2002, compared with the same period of 2001. The largest decline was in salaries and related expenses due to staff reduction; however, many other operating expenses declined.

The first building of Fisher Plaza was in the development stage through July 2001. Certain operating costs were deferred during the development period. The decline in operating expenses for the Fisher Plaza reportable segment in the third quarter of 2002, as compared to the corresponding period of 2001, is partially attributable to allocations to the radio reportable segment as Seattle radio operations moved into Fisher Plaza in September.

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

Operating expenses in the all other category increased during the nine-month period ended September 30, 2002 as additional costs were incurred in connection with growth at Fisher Entertainment. That increase was partially offset by reduced costs at Fisher Pathways. Third quarter operating expenses remained relatively flat, except for a decline in costs associated with the decline in revenue at Fisher Pathways.

Corporate and eliminations includes the elimination of certain operating expenses between reportable segments, primarily management fees reported as operating expenses by the Fisher Plaza segment, which are recognized as revenue by the real estate segment. There is no impact on net income as such amounts are eliminated in the condensed consolidated financial statements.

Selling expenses

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$8,114,000	-11.1%	$9,131,000	$2,781,000	-6.3%	$2,968,000
Radio	8,108,000	30.9%	6,194,000	3,097,000	45.7%	2,126,000
All other	269,000	318.6%	64,000	42,000	5.0%	40,000

Consolidated	$16,491,000	7.2%	$15,389,000	$5,920,000	15.3%	$5,134,000
Percentage of revenue	14.7%		12.9%	15.7%		13.7%

Emphasis on expense control and reduced revenue at the television segment resulted in a reduction in selling expenses amounting to $1,017,000 and $187,000, respectively during the nine- and three-month periods ended September 30, 2002, compared to the comparable periods of 2002. Costs incurred at Seattle radio operations in connection with a Joint Sales Agreement that became effective March 2002 and additional sales personnel related to the Rights Agreement to broadcast Seattle Mariners baseball games on KOMO-AM were the primary causes of increases selling expenses at the radio segment.

Selling expenses at the all other category increased during the first nine months compared with the same period last year, due to efforts to increase revenue growth at Fisher Pathways and at Civia, Inc. Third quarter 2002 selling expenses were unchanged compared with 2001, as selling efforts at Civia, Inc. were curtailed.

General and administrative expenses

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$14,679,000	2.7%	$14,291,000	$5,169,000	20.3%	$4,295,000
Radio	7,650,000	12.4%	6,809,000	3,204,000	49.0%	2,150,000
Real estate	1,810,000	-4.4%	1,894,000	613,000	0.8%	608,000
All other	3,446,000	-19.9%	4,300,000	785,000	-59.7%	1,949,000
Corporate and eliminations	5,518,000	55.2%	3,556,000	2,016,000		(879,000)

Consolidated	$33,103,000	7.3%	$30,850,000	$11,787,000	45.1%	$8,123,000
Percentage of revenue	29.5%		25.9%	31.3%		21.7%

Higher costs of medical benefits and increased bad debt expense resulted in expense increases in the television and radio segments during the third quarter and nine-month periods. A charge amounting to approximately $600,000 in connection with a change in location of the Seattle radio operations in September of 2003 (See Note 9 to the condensed consolidated financial statements) also impacted the radio segment during the third quarter and nine-month periods.

Expense reductions in the all other category, resulting from curtailment of activities at Civia, Inc. were partially offset by increased personnel and related costs at Fisher Entertainment and Fisher Media Services Company’s corporate group.

A number of expense reductions in corporate expenses during 2002 were offset by increased insurance expense, charitable contributions, and accruals for severance and outplacement costs resulting from staff reductions. Corporate general and administrative expenses for the three- and nine-months ended September 30, 2001 include gain from curtailment of a defined benefit pension plan amounting to $1,358,000.

Depreciation and amortization

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$9,089,000	-25.1%	$12,143,000	$2,994,000	-27.5%	$4,133,000
Radio	1,520,000	-22.1%	1,951,000	953,000	52.3%	626,000
Fisher Plaza	1,194,000	24.8%	957,000	410,000	28.6%	319,000
Real estate	3,264,000	17.5%	2,778,000	1,074,000	15.2%	932,000
All other	473,000	145.7%	193,000	309,000	396.3%	62,000
Corporate and eliminations	183,000	46.7%	126,000	66,000	51.6%	44,000

Consolidated	$15,723,000	-13.4%	$18,148,000	$5,806,000	-5.1%	$6,116,000
Percentage of revenue	14.0%		15.2%	15.4%		16.3%

The decline in depreciation and amortization at the television and radio segments for the nine months ended September 30, 2002, compared with the corresponding period in 2001, is primarily due to a new accounting standard that provides for discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $3,892,000 during the first nine months of 2001 and $1,292,000 during the third quarter of 2001. Depreciation expense remained relatively constant except for additional depreciation relating to a change in location of the Seattle radio operations, which resulted in a net increase in radio segment depreciation in the three months ended September 30, 2002, as compared to the same period in 2001.

Depreciation on a portion of Fisher Plaza began in the second half of 2001, when the first phase of the project considered substantially complete.

The increase in depreciation in the real estate segment is primarily attributable to Fisher ITC, which was 72% leased in 2002, but was vacant until May of 2001.

The increase in depreciation in the all other category primarily attributable to depreciation of web publishing software placed on service in the third quarter of 2002 by the Media Services corporate group.

Income (Loss) from operations

	Nine months ended September 30			Three months ended September 30
	2002	% Change	2001	2002	% Change	2001
Television	$1,036,000	-66.9%	$3,131,000	$(396,000)	-72.2%	$(1,426,000)
Radio	1,385,000	-45.3%	2,530,000	(624,000)	-157.6%	1,082,000
Fisher Plaza	1,116,000	-32.4%	1,651,000	490,000	23.9%	395,000
Real estate	3,212,000	-14.8%	3,768,000	969,000	-26.2%	1,313,000
All other	(3,480,000)	-6.9%	(3,737,000)	(948,000)	-44.0%	(1,693,000)
Corporate and eliminations	(6,757,000)	37.8%	(4,902,000)	(2,411,000)		(384,000)

Consolidated	$(3,488,000)		$2,441,000	$(2,920,000)		$(713,000)

Income (loss) from operations by business segment consists of revenue less operating expenses. In computing income from operations by business segment, net gain on derivative instruments and other income net, and equity in operation in equity investees have not been included, and interest expense and income taxes have not been deducted.

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

Interest expense

Nine months ended September 30			Three months ended September 30
2002	% Change	2001	2002	% Change	2001
$(15,831,000)	21.7%	$(13,008,000)	$(5,408,000)	30.9%	$(4,133,000)

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

Provision for federal and state income taxes (benefit)

	Nine months ended September 30		Three months ended September 30
	2002	2001	2002	2001
	$(1,513,000)	$(2,750,000)	$(213,000)	$(1,417,000)
Effective tax rate	36.8%	34.1%	33.8%	33.5%

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

Other comprehensive income (loss)

Nine months ended September 30		Three months ended September 30
2002	2001	2002	2001
$3,042,000	$(7,637,000)	$873,000	$449,000

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

Net cash provided by operating activities during the nine months ended September 30, 2002 was $17,395,000. Net cash provided by operating activities consists of our net income or loss, increased by non–cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash used in investing activities during the period was $30,028,000, primarily for purchase of property, plant and equipment (including for the Fisher Plaza project). Net cash provided by financing activities was $17,081,000, comprised of borrowings under borrowing agreements and mortgage loans of $268,131,000 less payments of $233,039,000 on borrowing agreements and mortgage loans, as two prior credit facilities were repaid from proceeds from new credit facilities, payments on notes payable of $8,474,000, payment of deferred loan costs of $5,090,000 paid in connection with obtaining new credit facilities, and cash dividends paid to stockholders totaling $4,468,000 or $.52 per share. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

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

Approximately $90 million, or 16% of our total assets as of September 30, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity's officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

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

ITEM 4—CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have made no significant changes in internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

Subsequent to our filing of our original report, management and PricewaterhouseCoopers LLP, our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PricewaterhouseCoopers LLP considers to be reportable conditions under standards established by the American Institute of Certified Public Accountants. These matters relate to internal controls with respect to the identification of pension liability, the timing and recording of settlement losses and the classification of cash flows.

These matters have been discussed among management, PricewaterhouseCoopers LLP and our Audit Committee. We have assigned the highest priority to the correction of these reportable conditions and are committed to addressing them as soon as possible. We have recently hired additional corporate accounting staff and we intend to respond to the reportable conditions by hiring additional accounting staff.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	*	Bylaws

10.1	*	First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto.

10.2	*	First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our original report on Form 10-Q filed on November 14, 2002.

(b)	Reports on Form 8-K:

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