Form 10-K/A
period 2002-12-31
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This amendment to the Annual Report on Form 10-K of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standard No. 142, accrual of certain obligations for retention bonuses, recognition of additional obligations and settlement losses relating to a pension plan which is in the process of termination, and a change in the reporting of segment information. See Note 2 to our consolidated financial statements for further discussion of the restatements. In addition, the amended Annual Report on Form 10-K contains the following other adjustments: Selected Financial Data (Part II, Item 6), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 7), and Financial Statements (Part IV, Item 15) have been revised to reflect the restatements. In addition, the section entitled “Company Description” in Business (Part I, Item 1) has been revised to reflect the change in reporting segment information. This amendment of our Annual Report on Form 10-K also includes revisions to “Disclosure Controls and Procedures” (Part III, Item 14). Other than Part III, Item 14, this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 amends and restates only those items of the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which have been affected by the restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except as required to reflect the effects of the restatement and the other adjustments and to make revisions to the Notes to the audited consolidated financial statements. As a result, this Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

In 2003 we plan to streamline our Company by merging Fisher Broadcasting Company into the parent company, Fisher Communications, discontinuing the operations of Fisher Properties Inc., and selling the remaining commercial real estate assets held by Fisher Properties and its property management operations. In addition we expect to discontinue the operations of Fisher Media Services Company by selling, absorbing into our broadcasting operations, or shutting down the businesses that comprise that business unit, including Fisher Entertainment, Fisher Pathways, and Civia, Inc. We intend for ownership and day-to-day management of Fisher Plaza to be transferred from Fisher Media Services Company to Fisher Communications, Inc.

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

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. As of December 31, 2002, we had 1,071 full-time employees. As used in this annual report, unless the context requires otherwise, when we say “we,” “us,” “our,” “Fisher” or the “Company” we are referring to Fisher Communications, Inc. and its consolidated subsidiaries. Note 12 to the consolidated financial statements contains information regarding our reportable segments for the years ended December 31, 2002, 2001, and 2000. Financial performance of the Company is reported in four reportable segments: television, radio, Fisher Plaza, and real estate. Operating results for Fisher Entertainment, Fisher Pathways, and Civia, and Fisher Media Service Company’s corporate group expenses, are included in an “all other” category.

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

The following chart sets forth certain information regarding our channel allocation and status for digital/high definition television.

Station	Market Area	Digital Channel Allocation	Currently Broadcasting in Digital Format(1)
KOMO	Seattle-Tacoma, WA	38	Yes (HDTV)
KATU	Portland, OR	43	Yes (HDTV)
WFXG	Augusta, GA	51	Yes
KVAL	Eugene, OR	25	Yes (HDTV)
KCBY	Coos Bay, OR	21	Yes
KPIC	Roseburg, OR	19	Yes
KBCI	Boise, ID	28	Yes (HDTV)
KIMA	Yakima, WA	33	Yes
KEPR	Pasco/Richland/Kennewick	18	Yes
KLEW	Lewiston, ID	32	Yes
WXTX	Columbus, GA	49	Yes
KIDK	Idaho Falls-Pocatello, ID	36	Yes

(1)	The FCC set May 1, 2002 as the deadline for initial DTV operations by all commercial TV stations. Fisher met that date with respect to each of its stations. Fisher Broadcasting has constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KVAL-DT and KBCI-DT, Boise with full power facilities pursuant to authorizations issued by the FCC. Each of the remaining stations operated by Fisher has commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. These STAs are subject to renewal each six months; there is no assurance that the FCC will continue to grant such STAs to operate with reduced facilities in the future. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved.

RADIO

The following table sets forth certain information regarding our radio stations located in Seattle and Portland.

Market	Station	Dial Position	Power	Market Rank	Number of Commercial Radio Stations in the Market	Audience Listening
						Rank in Market(1)	Station Share(1)	Format
Seattle, WA
	KOMO AM	1000 kHz	50 kW	14	51	18	2.3%	News
	KVI AM	570 kHz	5 kW			7	4.3%	Talk
	KPLZ FM	101.5 MHz	100 kW			16	2.7%	A.C.(2)
Portland, OR
	KOTK AM	1080 kHz	50 kW	24	43	20	1.7%	Talk
	KWJJ FM	99.5 MHz	52 kW			9	4.1%	Country

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Arbitron Co. four-book average—Winter—Fall 2002.

(2)	A.C. stands for the “Adult Contemporary” format.

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

Fisher Radio Regional Group

The following table sets forth general information for Fisher Radio Regional Group Inc.’s stations and the markets they serve.

Market	Station		Dial Position	Power		Number of Commercial Radio Stations in the Market	Audience Listening		Format
							Rank in Market(1)	Station Share
Billings, MT						16
	KRKX		94.1 FM	100kW			3	8.1%	Classic Rock
	KRZN		96.3 FM	100kW			T4	7.5%	Active Rock
	KYYA		93.3 FM	100kW			T11	3.5%	Hot A.C.(3)
	KBLG		910 AM	1kW	(2)		T13	2.9%	News/Talk
Missoula, MT						12
	KZOQ		100.1 FM	14 kW			1	13.0%	Classic Rock
	KXDR		98.7 FM	100kW			3	9.3%	Hot A.C.
	KGGL		93.3 FM	43 kW			6	8.4%	Country
	KYLT		1340 AM	1 kW			9	1.4%	Oldies
	KGRZ		1450 AM	1 kW			10	1.2%	Sports/Talk
	KSXZ		106.7 FM	13 kW			(4)	(4)	Oldies
Great Falls, MT						12
	KAAK		98.9 FM	100 kW			1	16.3%	Hot A.C.
	KINX		107.3 FM	94 kW			3	9.8%	Active Rock
	KQDI	(FM)	106.1 FM	100 kW			T5	7.6%	Classic Rock
	KXGF		1400 AM	1 kW			T9	3.3%	Pop Standard
	KQDI	(AM)	1450 AM	1 kW			T11	2.2%	News/Talk
	KIKF		104.9 FM	94 kW			T11	2.2%	Country
Butte, MT						5
	KMBR		95.5 FM	50 kW			2	23.5%	Classic Rock
	KAAR		92.5 FM	4.5 kW			4	5.5%	Country
	KXTL		1370 AM	5 kW			6	3.6%	Oldies/Talk
Wenatchee, WA						10
	KYSN		97.7 FM	9.3 kW			3	9.3%	Country
	KWWW	(5)	96.7 FM	0.4 kW			5	7.8%	Hot A.C.
	KZPH		106.7 FM	6 kW			7	5.5%	Classic Rock
	KAAP		99.5 FM	5.3 kW			9	2.7%	Soft A.C.
	KWWX		1340 AM	1 kW			(6)	(6)	Spanish

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Spring, 2002 Billings Market Report; (b) Missoula, Montana: Eastlan Resources, Fall, 2002 Missoula/Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Spring, 2002 Great Falls Market Report; (d) Butte, Montana: Arbitron Ratings 2002 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Spring 2002 Wenatchee Market Report. “T” refers to a tie.

(2)	KBLG, Billings, operates with power of 1,000 watts day and 63 watts night.

(3)	A.C. stands for the “Adult Contemporary” format.

(4)	Fisher acquired KSXZ effective March 1, 2003. Prior to that, Fisher provided programming to, and sold advertising on, KSXZ, under a time brokerage agreement. The station signed on the air in December 2002, and is too new to be included in any ratings information.

(5)	KWWW serves the city of Wenatchee via a translator, owned by an outside party. The translator broadcasts at 103.9 on the FM dial, with a licensed output power of 10 watts.

(6)	Listenership is below minimum report standards.

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

INVESTMENT IN SAFECO CORPORATION

A substantial portion of the Company’s assets are represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation (“SAFECO”). The Company has been a stockholder of SAFECO since 1923. At December 31, 2002, the Company’s investment constituted 2.2% of the outstanding common stock of SAFECO. The market value of the Company’s investment in SAFECO common stock as of December 31, 2002 was approximately $104,092,000, representing 16% of the Company’s total assets as of that date. Dividends received with respect to the Company’s SAFECO common stock amounted to $2,222,000 during 2002. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share. SAFECO’s common stock price has ranged from $24.72 to $37.81 per share during 2002. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO’s periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. Such securities are classified as investments available for sale under applicable accounting standards (see “Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities”). Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. SAFECO’S common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission. SAFECO common stock trades on The NASDAQ Stock Market under the symbol “SAFC.” As further discussed in Note 7 to the Notes to Consolidated Financial Statements, 3,000,000 shares of the SAFECO common stock owned by the Company are collateral under and subject to the agreement between the Company and a financial institution with respect to a variable forward sales transaction.

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

Approximately $90 million, or 17% of our total assets as of December 31, 2002, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

PART II

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

Selected Financial Data

	Year ended December 31,
	2002 Restated(2)	2001	2000	1999	1998
	(All amounts in thousands except per share data)
Revenue
Continuing operations	$154,088	$158,594	$206,824	$161,154	$137,181
Discontinued operations	3,455	47,722	114,940	117,663	110,777

	$157,543	$206,316	$321,764	$278,817	$247,958

Income (loss)
Continuing operations	$(6,283)	$(8,441)	$31,398	$22,662	$22,098
Discontinued operations	5,968	178	(16,868)	(4,569)	(1,041)
Extraordinary item	(2,058)
Cumulative effect of change in accounting principle	(64,373)

Net income (loss)	$(66,746)	$(8,263)	$14,530	$18,093	$21,057

Per common share data
Income (loss) per share
Continuing operations	$(0.73)	$(0.98)	$3.67	$2.65	$2.59
Discontinued operations	0.70	0.02	(1.97)	(0.53)	(0.12)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.77)	$(0.96)	$1.70	$2.12	$2.47

Income (loss) per share assuming dilution
Continuing operations	$(0.73)	$(0.98)	$3.65	$2.64	$2.58
Discontinued operations	0.70	0.02	(1.96)	(0.53)	(0.12)
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss)	$(7.77)	$(0.96)	$1.69	$2.11	$2.46

Cash dividends declared(1)	$0.52	$0.78	$1.04	$1.04	$1.01

	December 31,
	2002 Restated(2)	2001 Restated(2)	2000 Restated(2)	1999 Restated(2)	1998 Restated(2)
Working capital	$60,432	$9,380	$10,121	$33,959	$34,254
Total assets	540,991	623,117	646,804	678,512	439,522
Total debt	292,607	286,949	283,055	338,174	76,736
Stockholders’ equity	172,735	237,155	262,402	241,676	266,249

(1)	Amounts for 2000, 1999 and 1998 include $.26 per share declared for payment in the subsequent year.
(2)	Refer to Note 2 of Consolidated Financial Statements.

Certain prior year balances have been reclassified to conform to the 2002 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Effective January 1, 2002, we restructured our continuing operations into three principal business units: broadcasting, media services, and real estate. Accordingly, the operations of Fisher Entertainment LLC, a producer of content for cable and television, and Fisher Pathways, Inc., a provider of satellite transmission services, are included in the media services business unit. Previously these businesses were reported in the broadcasting business unit. The operations of the portion of Fisher Plaza not occupied by KOMO TV, which previously were reported in the real estate business unit, are also included in the media services business unit. Fisher Plaza operations attributable to KOMO TV and, beginning in October 2002, our broadcasting subsidiary’s Seattle radio operations are included in the broadcasting business unit. The media services business unit also includes the consolidated operations of Civia. In 2002, we converted certain loans into a majority equity interest in Civia, Inc. During the second quarter of 2002, we purchased all remaining minority equity interests in Civia. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Certain 2001 balances have been reclassified to conform to 2002 classifications.

As further discussed in Note 12 to the Consolidated Financial Statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for corresponding periods have been restated to conform to this presentation.

In May 2002, our broadcasting subsidiary entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. In this regard, the broadcasting subsidiary has incurred certain selling, promotional, and other costs prior to recognizing revenue under the Rights Agreement.

In September 2002, property used in our real estate operations located on Lake Union in Seattle (the “Lake Union Property”) was sold. Net proceeds from the sale were $12,779,000. The Company continues to provide property management services to the purchaser; accordingly, operating results pertaining to this property are included in continuing operations.

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

Goodwill and long-lived assets.    Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (FAS 142), which we adopted as of January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units, with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses) are tested for impairment on an annual basis by applying a fair-value-based test as required by FAS 142. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset determined is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially effect our results of operations.

We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent to or manner in which an asset is used, and significant negative cash flows or industry trends.

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

RESTATEMENT

Goodwill Impairment.    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial Statements for the year ended December 31, 2002. This restatement item has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the years ended December 31, 2001 and 2000.

Retention Bonus.    Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company concluded that certain obligations for retention bonuses described in Note 13 should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. This adjustment does not impact the years ended December 31, 2001 and 2000.

Pension Plan.    In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002, the Company concluded that certain pension-related expenses should have been recorded in the fourth quarter of 2002 and in prior years.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively the “Pension Adjustments”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $299,000 and $433,000 as of December 31, 2001 and 2002, respectively, increasing Accrued Retirement Benefits by $469,000 and $681,000, respectively, and reducing Deferred Income Tax Liabilities by $170,000 and $248,000, respectively, to reflect the pension liability that should have been recorded as of those dates. Pension adjustments to record the additional expense that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. The amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods (See Note 11 to the Consolidated Financial Statements).

Segment Reporting.    As further discussed in Note 12 to the Consolidated Financial Statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for corresponding periods have been restated to conform to this presentation.

As a result, the consolidated financial statements for the year ended December 31, 2002 have been restated from the amounts originally reported in the Company’s 2002 Form 10-K filed on March 25, 2003.

See Note 2 to the Consolidated Financial Statements for a summary of the significant effects of the restatement on the Company’s consolidated financial statements for the year ended December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

All amounts discussed in the section below reflect the restatements discussed above.

Restated operating results for the year ended December 31, 2002 showed a consolidated loss of $66,746,000. These results included the cumulative effect of a change in accounting principle amounting to $64,373,000, net of income taxes, and an extraordinary loss item amounting to $2,058,000, net of income taxes, for expensing deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter. Results for 2002 also included the after tax effects of gains from sale of real estate amounting to $10,635,000, net gain on derivative instruments amounting to $1,029,000, and costs relating to the wind-up of discontinued milling operations amounting to $500,000.

Operating results for the year ended December 31, 2001 showed a consolidated net loss of $8,263,000 compared with net income of $14,530,000 reported for the year ended December 31, 2000. Results for 2001 include a loss of $327,000, net of tax effects, from the milling businesses, which is reported as discontinued operations.

Revenue

	2002	% Change	2001	% Change	2000
Television	$97,937,000	-4.7%	$102,799,000	-30.0%	$146,837,000
Radio	38,957,000	-3.0%	40,156,000	-14.3%	46,864,000
Fisher Plaza	4,119,000	3.3%	3,986,000	150.9%	1,589,000
Real estate	9,456,000	-4.2%	9,873,000	4.8%	9,423,000
All other	4,286,000	67.5%	2,559,000	21.2%	2,111,000
Corporate & eliminations	(667,000)	-14.4%	(779,000)	N/A	-0-

Consolidated	$154,088,000	-2.8%	$158,594,000	-23.3%	$206,824,000

Television net revenue declined $4,862,000, or 4.7% during the year ended December 31, 2002, compared with 2001, due largely to a weak economy in the Northwest and relatively weak performance by ABC network programming. Net revenue from radio operations declined $1,199,000 or 3%.

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

During the year ended December 31, 2001, as compared with 2000, net television revenue declined 30%. Revenue from local advertisers declined $15,100,000; national advertising revenue declined $17,800,000; and political advertising revenue decreased $22,400,000. These declines were partially offset by reduced commissions paid to advertising agencies, with the result that net revenue from television operations declined $44,038,000 in 2001, compared with 2000. Comparability between the periods is affected by the sale by the Company’s broadcasting subsidiary, in August 2000, of all of the membership interest in a limited liability company, which owned and operated KJEO-TV. If, for purposes of comparison, revenue from KJEO-TV is excluded from the 2000 television revenue, the decrease in revenue from broadcasting operations for the year ended December 31, 2001 compared with 2000 would be 27.4%.

Declines in revenue for the year ended December 31, 2001, as compared with 2000 were: KOMO TV in Seattle, 31%; KATU Television in Portland, 30%; the smaller market television stations, 16% (adjusted to exclude KJEO-TV); Seattle radio group 16%; Portland radio group 17%; and the small market radio operations, 7%.

Net radio revenue declined 14.3% during the year ended December 31, 2001, as compared with 2000. Revenue from local advertisers declined $4,200,000; national advertising revenue declined $3,600,000; and political advertising revenue decreased $1,300,000. These declines were partially offset by reduced commissions paid to advertising agencies, with the result that net revenue from radio operations declined $6,708,000 in 2001, compared with 2000.

Fisher Plaza first opened in May of 2000. During the first full year of in operation, revenue from Fisher Plaza increased $2,397,000 during 2001, compared to 2000. Occupancy by third party clients has been relatively constant.

The real estate segment includes the operations of the 185,000 square foot West Lake Union Center located in Seattle, the 195,000 square foot Fisher Business Center located in Lynwood, Washington, and, through the date of sale in September 2002, the Lake Union Property. The 4.2% decline in real estate revenue for the year ended December 31, 2002, compared with 2001, is primarily due to the reduction of rents from the Lake Union Property as a result of the sale in September. The reduction in rents was partially offset by management fees from the Lake Union Property subsequent to the sale.

The 4.8% increase in real estate revenue for the year ended December 31, 2001, compared with 2000, is primarily due to increased management fees, including fees from Fisher Plaza which opened in mid-2000, and to increased rents from the Lake Union Property.

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

Revenue for the all other category increased $1,727,000 for the year ended December 31, 2002, principally due to increased revenue from program production and development at Fisher Entertainment. Revenue at Fisher Pathways declined 31% during 2002, compared with 2001, due to a decline in demand for satellite transmission services. Both businesses experienced increased revenue in 2001 compared with 2000.

Corporate & eliminations includes the elimination of management fees recognized as revenue by the real estate segment, which are reported as operating expenses by the Fisher Plaza segment. There is no impact on net income as such amounts are eliminated in the Consolidated Financial Statements.

Cost of services sold

	2002	% Change	2001	% Change	2000
Television	$47,607,000	-6.4%	$50,887,000	-5.2%	$53,697,000
Radio	13,053,000	-17.2%	15,765,000	4.8%	15,040,000
Fisher Plaza	1,396,000	155.5%	546,000	106.4%	265,000
Real estate	1,617,000	7.4%	1,506,000	-1.8%	1,532,000
All other	2,856,000	82.9%	1,561,000	61.2%	968,000
Corporate & eliminations	727,000	-13.7%	841,000		-0-

Consolidated	$67,256,000	-5.4%	71,106,000	-0.6%	$71,502,000

Percentage of revenue	43.6%		44.8%		34.6%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, costs to operate Fisher Plaza, costs to operate the properties held by the real estate segment, and operating costs of the businesses included the all other category. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

Emphasis on expense control at the television and radio segments resulted in a reduction in operating expenses in both segments in 2002, compared with 2001. The largest declines were in salaries and related expenses due to staff reduction, cost of syndicated and sports programs, and promotion expense. Some expense reductions in the radio segment were partially offset by increases relating to programming changes at KOMO AM in Seattle which were implemented in the fall of 2002.

During the year ended December 31, 2001 operating expenses of the television segment declined modestly compared with 2000, after adjusting 2000 to exclude expenses of KJEO-TV, which was sold in August of that year.

The increase in operating expenses at the radio segment in 2001, compared with 2000, is primarily attributable to increased programming costs at the Seattle radio group.

Fluctuations in operating expenses in the Fisher Plaza segment are largely attributable to deferral of certain costs during 2001 and 2000 as the first building of the project was in the development stage (See Note 1 to the Consolidated Financial Statements for our accounting policy regarding real estate development costs).

Leases for office and industrial space operated by the real estate segment require tenants to share in operating expenses of the related property. Due to lower occupancy during 2002, tenant reimbursements declined, resulting in an increase in net operating expenses of the real estate segment. Operating expenses declined modestly in 2001, compared with 2000.

Operating expenses for the all other category increased during the year ended December 31, 2002, compared to 2001, principally due to increased costs related to program production and development at Fisher Entertainment. Operating costs at Fisher Pathways declined as a result of a decline in demand for satellite transmission services. Both businesses experienced increased costs in 2001 compared with 2000 as the Company invested to grow these businesses.

Corporate & eliminations includes the elimination of certain operating expenses between operating segments, primarily management fees reported as operating expenses by the Fisher Plaza segment, which are recognized as revenue by the real estate segment There is no impact on net income as such amounts are eliminated in the Consolidated Financial Statements.

Selling expenses

	2002	% Change	2001	% Change	2000
Television	$11,362,000	-7.5%	$12,277,000	-11.4%	$13,850,000
Radio	11,466,000	30.5%	8,786,000	-1.4%	8,907,000
All other	315,000	170.1%	116,000	243.2%	34,000

Consolidated	$23,143,000	9.3%	$21,179,000	-7.1%	$22,791,000
Percentage of revenue	15.0%		13.4%		11.0%

The decline in selling expenses at the television segment in 2002, compared with 2001 is primarily due to a reduction in salaries and other selling expenses as part of an ongoing effort of expense control, and declining revenue. The principal cause of the reduction in 2001 selling expenses, compared with 2000, is the overall decrease in revenue, which resulted in decreased sales department compensation, primarily in the form of sales commissions and decrease in selling expenses attributable to KJEO-TV, which was sold on August 1, 2000.

Selling expenses at our radio segment increased in 2002 as costs incurred at Seattle Radio operations in connection with a joint sales agreement that became effective in March 2002, and additional sales personnel related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM, more than offset savings resulting from emphasis on expense control and lower commissions due to reduced revenue.

Selling expenses increased in the all other category due to efforts to increase revenue growth at Fisher Pathways, Inc., beginning in 2000, and at Civia, Inc. beginning in 2001.

General and administrative expenses

	2002	% Change	2001	% Change	2000
Television	$19,361,000	6.0%	$18,273,000	-20.0%	$22,849,000
Radio	10,015,000	14.2%	8,768,000	-16.8%	10,542,000
Real estate	2,075,000	-17.6%	2,519,000	-10.8%	2,825,000
All other	4,402,000	-28.0%	6,114,000	179.6%	2,187,000
Corporate & eliminations	8,611,000	-0.1%	8,618,000	32.6%	6,498,000

Consolidated	$44,464,000	0.4%	$44,292,000	-1.4%	$44,901,000
Percentage of revenue	28.9%		27.9%		21.7%

Our television and radio segments experienced higher costs of medical and other employee benefits, insurance and professional fees during 2002, as compared to 2001. The radio segment also incurred a charge amounting to approximately $600,000 in connection with a change in location of the Seattle Radio operations (See Note 1 to the Consolidated Financial Statements) during the year ended December 31, 2002, compared with 2001.

General and administrative expenses declined at both the television and radio segments in 2001, compared with 2000, largely due to cessation of benefit accruals for the broadcasting subsidiary’s defined benefit plan (which was terminated in January 2002) and reduction in personnel costs as a result of the retirement of a senior officer in early 2001. The television segment also experienced a reduction of expenses attributable to KJEO-TV as a result of the sale on August 1, 2000.

The decline in general and administrative expenses at our real estate segment in 2002 is primarily attributable to a reduction in salaries and related costs as we continued to reduce our headcount. Our expenses in 2001 decreased compared with 2000 as expenses associated with certain officers were transferred to the corporate group in connection with our restructuring that occurred in 2001.

In the all other category, the activities of Civia were largely curtailed during 2002 because efforts to promote growth were not successful. Expense reductions resulting from curtailment of activities at Civia were partially offset by increased personnel and related costs at Fisher Entertainment and Fisher Media Services’ corporate function. The increase in general and administrative expenses incurred by the segment in 2001, compared with 2000, is primarily attributable to efforts to promote growth of Civia.

Our corporate group incurred lower general and administrative expenses in 2002 primarily as a result of decreased severance and outplacement costs from staff reductions that occurred in 2001. These decreases were partially offset by increases in other categories, including insurance and pension expense. During the year ended December 31, 2001, the corporate group incurred increased costs in connection with reassignment of personnel and other costs associated with our restructuring, including severance and related expenses of approximately $3,200,000, and a donation of $1,000,000, under a three-year pledge, to fund a civic project in Seattle, Washington.

Depreciation and amortization

	2002	% Change	2001	% Change	2000
Television	$12,324,000	-25.3%	$16,507,000	14.1%	$14,465,000
Radio	1,841,000	-28.7%	2,582,000	-1.1%	2,610,000
Fisher Plaza	1,445,000	28.2%	1,127,000	141.3%	467,000
Real estate	2,767,000	-6.9%	2,973,000	-0.5%	2,987,000
All other	2,486,000	851.6%	261,000	19.7%	218,000
Corporate & eliminations	234,000	24.5%	189,000	53.0%	126,000

Consolidated	$21,097,000	-10.7%	$23,639,000	13.3%	$20,873,000
Percentage of revenue	13.7%		14.9%		10.1%

The decline in depreciation and amortization for the year ended December 31, 2002, compared with 2001, at the television segment is primarily due to a new accounting standard that required discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $3,857,000 during 2001. The increase in depreciation expense for the year ended December 31, 2001, compared with 2000, relates primarily to depreciation of new broadcast and related equipment and digital studios acquired by KOMO TV in June of 2000.

The decline in depreciation and amortization for the year ended December 31, 2002, compared with 2001, at the radio segment is primarily due to a new accounting standard that required discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $1,326,000 during 2001. This decline was partially offset by additional depreciation relating to a change in location of the Seattle Radio operations.

Fisher Plaza was first placed in service in mid-2000. Depreciation on an additional portion of Fisher Plaza began during the second half of 2001 when the first phase was considered substantially complete.

The decline in depreciation in the real estate business unit in 2002 is primarily attributable to the sale of the Lake Union Property, in September.

The increase in 2002 depreciation in the all other category is primarily attributable to the operations of Civia, as we began consolidating the operations of that entity in January 2002, and to depreciation of web publishing software placed in service late in 2002 by the Media Services corporate group.

Income (Loss) from operations

	2002	% Change	2001	% Change	2000
Television	$7,283,000	50.0%	$4,855,000	-88.4%	$41,974,000
Radio	2,581,000	-39.3%	4,256,000	-56.4%	9,766,000
Fisher Plaza	1,278,000	-44.7%	2,313,000	169.9%	857,000
Real estate	2,996,000	4.2%	2,875,000	38.3%	2,079,000
All other	(5,774,000)	5.1%	(5,495,000)	324.0%	(1,296,000)
Corporate & eliminations	(10,236,000)	-1.8%	(10,426,000)	57.4%	(6,623,000)

Consolidated	$(1,872,000)	15.5%	$(1,622,000)	-103.5%	$46,757,000

Income (loss) from operations by segment consists of revenue less operating expenses. Income from operations by reportable segment excludes net gain on derivative instruments, other income net, gains on sales of real estate and television operations, and equity in operations of equity investees.

Net gain on derivative instruments

	2002		2001		2000
	$ 1,632,000		$-0-		$-0-

Net gain on derivative instruments includes unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $5,227,000, unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $959,000, and a realized loss amounting to $2,636,000 from termination, in March 2002, of an interest rate swap agreement (see Note 7 to the Consolidated Financial Statements).

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

Interest expense

2002	% Change	2001	% Change	2000
$(19,455,000)	15.2%	$(16,890,000)	-17.2%	$(20,393,000)

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

Provision for federal and state income taxes (benefit)

	2002	2001	2000
	$(4,899,000)	$(6,854,000)	$16,286,000
Effective tax rate	43.8%	44.8%	34.2%

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

See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.

Extraordinary item, net of income tax benefit

2002	2001	2000
$(2,058,000)	$-0-	$-0-

We repaid certain loans in March 2002 and, as a result, recognized deferred loan costs amounting to $3,264,000. Net of income tax benefit this charge amounted to $2,058,000.

Other comprehensive income (loss)

2002	2001	2000
$ 6,733,000	$(5,489,000)	$14,715,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. The provisions of FAS 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. We have certain legal obligations, principally related to leases on locations used for broadcast system assets, which fall within the scope of FAS 143. These legal obligations include a responsibility to remediate the leased sites on which these assets are located. We believe that the adoption of FAS 143 will not have a material impact on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 we had working capital of $60,432,000, including cash and short-term cash investments totaling $23,515,000 and cash restricted for construction of Fisher Plaza amounting to $12,778,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of December 31, 2002, approximately $18,000,000 is available under existing credit facilities.

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

None.

PART III

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) within 90 days prior to the original filing date of the annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Subsequent to the filing of our original report, management and PricewaterhouseCoopers LLP, our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PricewaterhouseCoopers LLP considers to be reportable conditions under standards established by the American Institute of Certified Public Accountants. These matters relate to internal controls with respect to the identification of pension liability, the timing and recording of settlement losses and the classification of cash flows.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements:

•	Reports of Management and Independent Accountants

•	Consolidated Statement of Income for the years ended December 31, 2002 (restated), 2001, and 2000

•	Consolidated Balance Sheet at December 31, 2002 (restated) and 2001 (restated)

•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002 (restated), 2001 (restated), and 2000 (restated)

•	Consolidated Statement of Cash Flows for the years ended December 31, 2002 (restated), 2001, and 2000

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2002 (restated), 2001, and 2000

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

•	Report of Independent Accountants

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

•	Schedule III—Real Estate and Accumulated Depreciation at December 31, 2002

(3)	Exhibits: See “Exhibit Index.”

(b)	Forms 8-K filed during the fourth quarter of 2002:

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

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002 to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed in Note 2, the Company has restated its consolidated financial statements as of December 31, 2001 and 2002 and for the year ended December 31, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Seattle, Washington

February 21, 2003, except for the restatements described in Note 2 as to which the date is August 26, 2003.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31	2002 Restated	2001	2000

(in thousands, except per share amounts)
Revenue	$154,088	$158,594	$206,824
Costs and expenses
Cost of services sold, exclusive of depreciation and amortization reported separately below, amounting to $15,748, $15,654, and $13,470, respectively	67,256	71,106	71,502
Selling expenses	23,143	21,179	22,791
General and administrative expenses	44,464	44,292	44,901
Depreciation and amortization	21,097	23,639	20,873

	155,960	160,216	160,067

Income (loss) from operations	(1,872)	(1,622)	46,757
Net gain on derivative instruments	1,632
Gain on sale of real estate	5,442		852
Gain on sale of KJEO TV			15,722
Other income, net	2,978	3,210	4,625
Equity in operations of equity investees	93	7	121
Interest expense	(19,455)	(16,890)	(20,393)

Income (loss) from continuing operations before income taxes	(11,182)	(15,295)	47,684
Provision for federal and state income taxes (benefit)	(4,899)	(6,854)	16,286

Income (loss) from continuing operations	(6,283)	(8,441)	31,398
Income (loss) from discontinued operations, net of income tax:
Real estate operations sold	6,468	505	459
Milling businesses	(500)	(327)	(17,327)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(315)	(8,263)	14,530
Extraordinary item – loss from extinguishment of long-term debt, net of income tax benefit of $1,206	(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662	(64,373)

Net income (loss)	$(66,746)	$(8,263)	$14,530

Income (loss) per share:
From continuing operations	$(0.73)	$(0.98)	$3.67
From discontinued operations	0.70	0.02	(1.97)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.03)	(0.96)	1.70
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss) per share	$(7.77)	$(0.96)	$1.70

Income (loss) per share assuming dilution:
From continuing operations	$(0.73)	$(0.98)	$3.65
From discontinued operations	0.70	0.02	(1.96)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(0.03)	(0.96)	1.69
Extraordinary item	(0.24)
Cumulative effect of change in accounting principle	(7.50)

Net income (loss) per share assuming dilution	$(7.77)	$(0.96)	$1.69

Weighted average shares outstanding	8,593	8,575	8,556
Weighted average shares outstanding assuming dilution	8,593	8,575	8,593

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31	2002 Restated	2001 Restated

(in thousands, except share and per share amounts)

ASSETS
Current Assets
Cash and short-term cash investments	$23,515	$3,568
Restricted cash	12,778
Receivables	33,057	33,081
Prepaid income taxes	4,425	10,760
Prepaid expenses	6,247	4,251
Television and radio broadcast rights	7,884	10,318
Net working capital of discontinued operations		216

Total current assets	87,906	62,194

Marketable Securities, at market value	107,352	97,107

Other Assets
Cash value of life insurance and retirement deposits	13,876	12,403
Television and radio broadcast rights	5,954	1,725
Goodwill, net	90,098	189,133
Investments in equity investees	2,922	2,594
Other	17,971	12,232
Net noncurrent assets of discontinued operations		1,635

	130,821	219,722

Property, Plant and Equipment, net	214,912	244,094

	$540,991	$623,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$6,448	$25,469
Trade accounts payable	5,335	5,490
Accrued payroll and related benefits	6,894	7,616
Television and radio broadcast rights payable	6,756	8,980
Other current liabilities	2,041	5,259

Total current liabilities	27,474	52,814

Long-term Debt, net of current maturities	286,159	261,480

Other Liabilities
Accrued retirement benefits	19,093	12,497
Deferred income taxes	28,116	50,824
Television and radio broadcast rights payable, long-term portion	851	1,570
Other liabilities	6,563	6,777

	54,623	71,668

Commitments and Contingencies
Stockholders’ Equity

Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060 in 2002 and 8,591,658 in 2001	10,743	10,739
Capital in excess of par	3,488	3,486
Deferred compensation	(11)	(66)
Accumulated other comprehensive income – net of income taxes:
Unrealized gain on marketable securities	69,020	62,360
Net loss on interest rate swap		(2,256)
Minimum pension liability	(2,183)
Retained earnings	91,678	162,892

	172,735	237,155

	$540,991	$623,117

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings *	Total Equity *
	Shares	Amount

(in thousands except share amounts)
Balance December 31, 1999	8,550,690	$10,688	$2,168	$(534)	$50,878	$178,775	$241,975
Restatement (See Note 2)						(299)	(299)
Net income						14,530	14,530
Other comprehensive income					14,715		14,715
Issuance of common stock rights, net of forfeitures			(69)	69
Amortization of deferred compensation				330			330
Issuance of common stock under rights and options, and related tax benefit	7,352	10	41				51
Dividends						(8,900)	(8,900)

Balance December 31, 2000	8,558,042	10,698	2,140	(135)	65,593	184,106	262,402
Net loss						(8,263)	(8,263)
Other comprehensive loss					(5,489)		(5,489)
Amortization of deferred compensation				69			69
Issuance of common stock under rights and options, and related tax benefit	33,616	41	1,346				1,387
Redemption of preferred stock of subsidiary						(6,257)	(6,257)
Dividends						(6,694)	(6,694)

Balance December 31, 2001	8,591,658	10,739	3,486	(66)	60,104	162,892	237,155
Net loss						(66,746)	(66,746)
Other comprehensive income					6,733		6,733
Amortization of deferred compensation				55			55
Issuance of common stock under rights and options, and related tax benefit	2,402	4	2				6
Dividends						(4,468)	(4,468)

Balance December 31, 2002,
Restated	8,594,060	$10,743	$3,488	$(11)	$66,837	$91,678	$172,735

* As restated.

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31	2002 Restated	2001	2000

(in thousands)
Cash flows from operating activities
Net income (loss)	$(66,746)	$(8,263)	$14,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,553	26,362	26,146
Noncurrent deferred income taxes	(25,338)	2,222	(1,420)
Cumulative effect of change in accounting principle	99,035
Equity in operations of equity investees	(93)	4,572	958
Amortization of deferred loan costs	1,130	778	828
Gain on sale of real estate	(16,867)		(852)
Gain on sale of KJEO TV			(15,722)
Increase in fair value of derivative instruments	(4,269)
Extraordinary item - loss from extinguishment of debt	3,265
Net loss from discontinued operations			17,327
Amortization of television and radio broadcast rights	13,738	16,181	15,837
Payments for television and radio broadcast rights	(18,475)	(16,291)	(16,689)
Other	(2,000)	286	(232)
Change in operating assets and liabilities
Receivables	34	8,064	7,621
Inventories			5,354
Prepaid income taxes	6,336	(10,373)	888
Prepaid expenses	(1,996)	(1,402)	691
Cash value of life insurance and retirement deposits	(1,473)	(725)	(772)
Other assets	(74)	(2,301)	(2,454)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(2,329)	(10,547)	4,770
Accrued retirement benefits	6,595	(1,578)	770
Other liabilities	4,511	1,548	1,230

Net cash provided by operating activities	17,537	8,533	58,809

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	62,465	2	2,396
Proceeds from sale of discontinued milling business assets		49,910
Proceeds from sale of KJEO TV			60,000
Restricted cash	(12,778)
Purchase of property, plant and equipment	(39,683)	(40,420)	(59,587)
Investments in equity investees		(4,109)	(1,011)

Net cash provided by investing activities	10,004	5,383	1,798

Cash flows from financing activities
Net (payments) borrowings under notes payable	(8,624)	(560)	(2,706)
Borrowings under borrowing agreements and mortgage loans	276,131	54,036	11,000
Payments on borrowing agreements and mortgage loans	(264,921)	(49,697)	(63,413)
Payment of deferred loan costs	(5,733)
Redemption of preferred stock of subsidiary		(6,675)
Proceeds from exercise of stock options	21	1,249	19
Cash dividends paid	(4,468)	(8,919)	(8,898)

Net cash used in financing activities	(7,594)	(10,566)	(63,998)

Net increase (decrease) in cash and short-term cash investments	19,947	3,350	(3,391)
Cash and short-term cash investments, beginning of period	3,568	218	3,609

Cash and short-term cash investments, end of period	$23,515	$3,568	$218

Supplemental cash flow information is included in Notes 6, 7, 9, and 10.

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31	2002 Restated	2001	2000

(in thousands)
Net income (loss)	$(66,746)	$(8,263)	$14,530
Other comprehensive income (loss):
Cumulative effect of accounting change		(1,396)
Effect of income taxes		489
Unrealized gain (loss) on marketable securities	10,246	(4,974)	22,638
Effect of income taxes	(3,586)	1,741	(7,923)
Net gain (loss) on interest rate swap	835	(2,076)
Effect of income taxes	(292)	727
Minimum pension liability adjustment	(3,358)
Effect of income taxes	1,175
Loss on settlement of interest rate swap reclassified to operations	2,636
Effect of income taxes	(923)

Comprehensive income (loss)	$(60,013)	$(13,752)	$29,245

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting, proprietary real estate development and management, and other media operations including production of content for cable and television as well as providing satellite transmission services. As explained in Note 3 the Company sold its flour milling and bakery supply distribution businesses during 2001. The Company conducts its business primarily in Washington, Oregon, Idaho, Montana, Georgia and California. A summary of significant accounting policies is as follows:

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

Marketable securities    Marketable securities consist of equity securities traded on a national securities exchange or reported on the Nasdaq stock market. A significant portion of the marketable securities consists of 3,002,376 shares of SAFECO Corporation at December 31, 2002 and 2001. As of December 31, 2002, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. Market value is based on closing per share sale prices. The Company has classified its investments as available-for-sale under applicable accounting standards and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related tax effect (See Note 7).

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

Investments in equity investees    Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method (See Note 5).

Goodwill and long-lived intangible assets    Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The Company adopted FAS 142 effective January 1, 2002. Under the provisions of FAS 142 the Company ceased amortizing goodwill, and will test goodwill at least annually, or whenever events indicate that an impairment may exist. See Note 2 for a discussion of the impact of adoption of FAS 142 on the accompanying financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation    The Company accounts for common stock options and restricted common stock rights issued in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share amounts):

Year Ended December 31	2002 Restated	2001	2000
Net income (loss), as reported	$(66,746)	$(8,263)	$14,530
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(917)	(942)	(767)

Adjusted net income (loss)	$(67,663)	$(9,205)	$13,763

Income (loss) per share:
As reported	$(7.77)	$(0.96)	$1.70
Adjusted	$(7.88)	$(1.07)	$1.61
Income (loss) per share assuming dilution:
As reported	$(7.77)	$(0.96)	$1.69
Adjusted	$(7.88)	$(1.07)	$1.60

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2002, the fair value of our variable forward sales transaction was $5,227,000, and the fair value of our interest rate swap agreement was a liability of $4,295,000 (See Note 7).

Recent accounting pronouncements

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2

Restatement

Goodwill Impairment    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should test goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial Statements for the year ended December 31, 2002. This restatement item has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations before cumulative effect of change in accounting principle for the years ended December 31, 2001 and 2000.

Retention Bonus    Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company concluded that certain obligations for retention bonuses described in Note 13 should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. This adjustment does not impact the years ended December 31, 2001 and 2000.

Pension Plan    In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002, the Company concluded that certain pension-related expenses should have been recorded in the fourth quarter of 2002 and in prior years.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively the “Pension Adjustments”). Pension adjustments amounting to $299,000, net of taxes, related to periods before January 1, 2000 were recorded as a reduction of retained earnings as of that date. The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $299,000 and $433,000 as of December 31, 2001 and 2002, respectively, increasing Accrued Retirement Benefits by $469,000 and $681,000, respectively, and reducing Deferred Income Tax Liabilities by $170,000 and $248,000, respectively, to reflect the pension liability that should have been recorded as of those dates. Pension adjustments to record the additional expense that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. Amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods (See Note 11).

Segment Reporting    As further discussed in Note 12, the Company revised its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for corresponding periods have been restated to conform to this presentation.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the significant effects of the restatements on the Company’s Consolidated Statement of Income for the year ended December 31, 2002 is as follows (in thousands, except per share amounts):

	Year ended December 31, 2002
	As originally reported	Adjustments	Restated
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$67	$(382)	$(315)
Extraordinary item, net of income tax benefit of $1,206	(2,058)		(2,058)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)	$(64,373)

Net loss	$(1,991)	$(64,755)	$(66,746)

Loss per share (basic and assuming dilution)
Before extraordinary item and cumulative effect of change in accounting principle	$0.01	$(0.04)	$(0.03)
Extraordinary item	(0.24)		(0.24)
Cumulative effect of change in accounting principle		(7.50)	(7.50)

Net loss	$(0.23)	$(7.54)	$(7.77)

The effect of the adjustments to income (loss) before extraordinary item and cumulative effect of change in accounting principle was to increase general and administrative expenses by $601,000, offset by the related federal and state income tax benefit of $219,000.

A summary of the significant effects of the restatements on the Company’s Consolidated Balance Sheet as of December 31, 2002 is as follows (in thousands):

	December 31, 2002
	As originally reported	Adjustments	Restated
Assets
Goodwill, net	$189,133	$(99,035)	$90,098
Total assets	$640,026	$(99,035)	$540,991
Liabilities
Accrued payroll and related benefits	$6,505	$389	$6,894
Accrued retirement benefits	$18,412	$681	$19,093
Deferred income taxes	$63,167	$(35,051)	$28,116
Stockholders’ equity
Retained earnings	$156,732	$(65,054)	$91,678
Total stockholders’ equity	$237,789	$(65,054)	$172,735

The effect of the restatements on the Company’s Consolidated Balance Sheet as of December 31, 2001 and 2000 was to increase accrued retirement benefits by $469,000, reduce deferred income taxes by $170,000, and reduce retained earnings by $299,000.

NOTE 3

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gain from discontinued operations of the real estate operations sold is summarized as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Income (loss) from discontinued operations:
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
Loss from discontinued operations:
Before income taxes			$(2,627)
Income tax benefit			962

			(1,665)
Loss from disposal of milling businesses:
Before income taxes	$(769)	$(500)	(24,096)
Income tax benefit	269	173	8,434

	(500)	(327)	(15,662)

	$(500)	$(327)	$(17,327)

Revenue of the discontinued milling operations was $44,675,000 and $112,102,000 in 2001 and 2000, respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4

Receivables

Receivables are summarized as follows (in thousands):

	December 31
	2002	2001
Trade accounts	$32,058	$32,241
Other	2,300	1,545

	34,358	33,786
Less-Allowance for doubtful accounts	1,301	705

	$33,057	$33,081

NOTE 5

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 6

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

The Company intended to use proceeds from the sales of the Lake Union Property and the Portland Property (See Note 3) to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales were deposited with a Qualified Intermediary (“Intermediary”), which disbursed the funds for payment of qualifying construction expenditures. At December 31, 2002, restricted cash represents $12,778,000 on deposit with the Intermediary that was intended for use in funding Fisher Plaza construction. Following the end of the exchange period on February 8, 2003, the Intermediary released unexpended funds amounting to $12,188,000 to the Company, which is available to fund continued construction of Fisher Plaza, reduction of debt, and for general corporate purposes.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property. Net proceeds from the sale were $8,993,000. In December 2002 the subsidiary concluded the sale of three industrial properties. Net proceeds from the sale were $37,510,000. The results of operations of the properties sold, as well as the gain recognized on sale, are reported as discontinued operations in the accompanying financial statements (See Note 3).

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

NOTE 7

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 8

Television and Radio Broadcast Rights and Other Broadcast Commitments

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

NOTE 9

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock options and restricted stock rights is as follows:

	Stock Options		Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares
Balance, December 31, 1999	235,393	$57.91	19,473
Shares granted	121,100	59.88	500
Options exercised	(505)	37.25
Stock rights vested			(6,942)
Shares forfeited	(850)	61.74	(44)

Balance, December 31, 2000	355,138	58.60	12,987
Options granted	135,850	60.00
Options exercised	(25,535)	48.93
Stock rights vested			(8,331)
Shares forfeited	(51,840)	60.73	(1,044)

Balance, December 31, 2001	413,613	59.39	3,612
Options granted	97,000	36.86
Options granted	5,000	47.75
Options exercised	(560)	37.25
Stock rights vested			(1,934)
Shares forfeited	(92,255)	60.48	(174)

Balance, December 31, 2002	422,798)	$53.88	1,504

The following table summarizes stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$36.86 - $47.75	124,500	7.9	$37.37	22,500	$37.25
$47.76 - $57.50	42,498	4.0	$57.50	42,498	$57.50
$57.51 - $65.50	255,800	6.9	$61.31	112,573	$62.31

	422,798	6.9	$53.88	177,571	$57.98

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10

Income Taxes

Income taxes have been provided as follows (in thousands):

Year Ended December 31	2002 Restated	2001	2000
Payable (receivable) currently
Continuing operations	$(13,075)	$(6,552)	$12,339
Discontinued operations	8,894	(5,641)	(1,099)
Extraordinary item	(1,206)

	$(5,387)	$(12,193)	$11,240

Current and noncurrent deferred income taxes
Continuing operations	$8,176	$(302)	$3,947
Discontinued operations	(5,372)	5,763	(8,027)
Cumulative effect of change in accounting principle	34,662

	$37,466	$5,461	$(4,080)

Total	$32,079	$(6,732)	$7,160

Income taxes are allocated as follows:
Continuing operations	$(4,899)	$(6,854)	$16,286
Discontinued operations	3,522	122	(9,126)
Extraordinary item	(1,206)
Cumulative effect of change in accounting principle	34,662

	$32,079	$(6,732)	$7,160

For income tax reporting purposes the Company had net operating losses of approximately $12,638,000 as of December 31, 2002, which will be carried back to 1997.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2002 Restated	2001	2000

Normal provision (benefit) computed at 35% of pretax income	$(3,914)	$(5,368)	$16,674
Dividends received deduction	(162)	(707)	(1,115)
State taxes, net of federal tax benefit	(354)	(974)	560
Other	(469)	195	167

	$(4,899)	$(6,854)	$16,286

Deferred tax assets (liabilities) are summarized as follows (in thousands):

December 31	2002 Restated	2001 Restated
Assets
Net operating loss and credit carryforwards		$6,350
Accrued employee benefits	$4,249	4,014
Allowance for doubtful accounts	409	248
Goodwill	20,582
Other	175	90

	25,415	10,702

Liabilities
Accumulated other comprehensive income	(36,210)	(32,364)
Property, plant and equipment	(13,688)	(27,132)
Derivative instruments	(1,494)
Accrued property tax	(530)	(530)

	(51,922)	(60,026)

Net	$(26,507)	$(49,324)

Current	$1,609	$1,500
Noncurrent	(28,116)	(50,824)

	$(26,507)	$(49,324)

The current deferred tax asset is reflected in prepaid expenses. As a result of tax legislation enacted in March 2002, net operating loss and credit carryforwards existing at December 31, 2001 were refunded during 2002.

Cash received from income tax refunds during 2002 and 2001 was $16,889,000 and $2,690,000, respectively. Cash paid for income taxes during 2000 was $12,425,000.

NOTE 11

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation and the fair value of assets for the Company’s pension plans are as follows (in thousands):

December 31	2002 Restated	2001 Restated
Projected benefit obligation—beginning of year	$19,170	$27,393
Service cost	250	309
Interest cost	153	1,910
Liability experience	1,131	2,063
Benefit payments	(17,475)	(10,971)
Other	(471)	(1,534)

Projected benefit obligation—end of year	$2,758	$19,170

Fair value of plan assets—beginning of year	$17,631	$26,991
Actual return on plan assets	156	1,872
Contribution by employer	100
Benefits paid	(17,475)	(10,971)
Plan expenses	(340)	(261)

Fair value of plan assets—end of year	$72	$17,631

The composition of the accrued pension cost and the funded status are as follows (in thousands):

December 31	2002 Restated	2001 Restated
Projected benefit obligation	$2,758	$19,170
Fair value of plan assets	72	17,631

Funded status	(2,686)	(1,539)
Unrecognized net loss	798	567

Accrued pension cost	$(1,888)	$(972)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for the Company’s qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31	2002 Restated	2001	2000
Service cost	$250	$309	$1,119
Interest cost	243	1,871	1,918
Expected return on assets	(62)	(2,044)	(2,375)
Amortization of prior service cost		39	45
Amortization of (gain) loss			(2)
Settlement	774	1,021
Curtailment		(1,358)
Other			84

Net periodic pension cost	$1,205	$(162)	$789

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

NOTE 12

Segment Information

Effective January 1, 2002, the Company restructured its continuing operations into three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for December 31, 2002, 2001 and 2000 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

Under the provisions of FAS 131 the Company reports financial data for four reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), and real estate, and a remaining “all other” category. The television reportable segment includes the operations of the Company’s eleven network-affiliated television stations and a 50% interest in a company that owns a twelfth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations (excluding the Portland radio stations, which are included in discontinued operations). Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-parties. The real estate reportable segment includes the Company’s proprietary commercial real estate and property management operations. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, Fisher Entertainment LLC, a producer of content for cable and television, and Civia, Inc. which are also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results and other financial data for each segment are as follows (in thousands):

								Discontinued
	Television	Radio	Fisher Plaza	Real Estate	All Other	Corporate & Eliminations	Continuing Operations	Real Estate Operations	Milling Operations	Consolidated
Revenue
2002	$97,937	$38,957	$4,119	$9,456	$4,286	$(667)	$154,088	$3,455		$157,543
2001	102,799	40,156	3,986	9,873	2,559	(779)	158,594	3,047	$44,675	206,316
2000	146,837	46,864	1,589	9,423	2,111		206,824	2,838	112,102	321,764
Income (loss) from continuing operations before interest and income taxes
2002	$6,866	$2,385	$1,278	$3,036	$(281)	$(5,011)	$8,273	$11,946		$20,219
2001	4,945	4,377	2,313	4,290	(5,489)	(8,841)	1,595	1,757	$538	3,890
2000	57,795	9,757	857	6,480	(1,296)	(5,516)	68,077	1,695	(917)	68,855
Identifiable assets
2002	$134,022	$74,912	$119,710	$50,742	$18,348	$143,006	$540,740	$251		$540,991
2001	237,220	67,877	94,196	53,632	4,281	124,364	581,570	39,696	$1,851	623,117
Capital expenditures
2002	$3,590	$1,741	$25,999	$540	$2,662	$17	$34,549	$911		$35,460
2001	6,905	773	29,871	1,585	532	1,602	41,268	3,166	$50	44,484
2000	17,885	351	25,368	12,756	390	741	57,491	676	1,420	59,587
Depreciation and amortization
2002	$12,324	$1,841	$1,445	$2,764	$2,486	$237	$21,097	$1,420	$36	$22,553
2001	16,507	2,582	1,127	2,973	261	189	23,639	1,170	1,553	26,362
2000	14,465	2,610	467	2,987	218	126	20,873	1,016	4,257	26,146

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes:

	2002	2001	2000
Total segment income (loss) from continuing operations before interest and income taxes	$8,273	$1,595	$68,077
Interest expense	(19,455)	(16,890)	(20,393)

Income (loss) from continuing operations before income taxes	$(11,182)	$(15,295)	$47,684

Intersegment sales amounted to $667,000 and $779,000 in 2002 and 2001, respectively. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

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

Estimated cost of the project is approximately $137,000,000, including tenant improvements for KOMO Television, the broadcasting subsidiary’s Seattle radio operations, certain subsidiaries of the Company, and third parties. Costs incurred at December 31, 2002 totaled $123,720,000. Financial results for the portion of the project not occupied by KOMO Television and the broadcasting subsidiary’s Seattle radio operations are included in the Fisher Plaza segment.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Company announced that it had retained Goldman, Sachs & Co. as financial advisor to assist in reviewing its strategic alternatives (see Note 14). In connection with the review of strategic alternatives the Company entered into agreements with certain officers and employees which require payments of approximately $4,500,000 in January 2004, if the officers and employees continue their employment with the Company until that date. The agreements also provide that if a change in control should occur, certain officers will receive severance payments and health and welfare benefits totaling approximately $2,400,000. The Company will recognize this obligation when it is probable the executives are entitled to the benefits.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company concluded that certain obligations for retention bonuses described in the preceding paragraph should have been accrued over the service period in the retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. This adjustment does not impact the years ended December 31, 2001 and 2000.

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

NOTE 15

Interim Financial Information (Unaudited)

Quarterly financial information is presented in the following table. Income (loss) from continuing operations and Net income (loss) for the third and fourth quarters of 2001 have been revised to reflect a curtailment gain resulting from termination of a defined benefit pension plan amounting to $856,000 after income taxes ($.10 per share) that occurred in the third quarter, which was previously reported in results for the fourth quarter. This reclassification between quarters does not affect the results for the year ended December 31, 2001.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2002	$33,724	$38,888	$36,670	$44,805	$154,088
2001	38,485	41,639	36,671	41,799	158,594
Income (loss) from continuing operations
2002	$(5,712)	$3,528	$(354)	$(3,745)	$(6,283)
2001	(2,537)	(350)	(2,931)	(2,623)	(8,441)
Income (loss) from discontinued operations
2002	$12	$(8)	$(564)	$6,528	$5,968
2001	222	(170)	121	5	178
Loss from extraordinary item
2002	$(2,058)				$(2,058)
Loss from cumulative effect of change in accounting principle
2002	$(64,373)				$(64,373)
Net income (loss)
2002	$(72,131)	$3,520	$(918)	$2,783	$(66,746)
2001	(2,315)	(520)	(2,810)	(2,618)	(8,263)
Income (loss) per share:
From continuing operations
2002	$(0.66)	$0.41	$(0.04)	$(0.43)	(0.73)
2001	(0.30)	(0.04)	(0.34)	(0.30)	(0.98)
From discontinued operations
2002	$0.00	$0.00	$(0.07)	$0.76	$0.70
2001	0.03	(0.02)	0.01	0.00	0.02
From extraordinary item
2002	$(0.24)				$(0.24)
From cumulative effect of change in accounting principle
2002	$(7.50)				$(7.50)
Net income (loss)
2002	$(8.40)	$0.41	$(0.11)	$0.33	(7.77)
2001	(0.27)	(0.06)	(0.33)	(0.30)	(0.96)
Income (loss) per share assuming dilution:
From continuing operations
2002	$(0.66)	$0.41	$(0.04)	$(0.42)	(0.73)
2001	(0.30)	(0.04)	(0.34)	(0.30)	(0.98)
From discontinued operations
2002	$0.00	$0.00	$(0.07)	$0.76	$0.70
2001	0.03	(0.02)	0.01	0.00	0.02
From extraordinary item
2002	$(0.24)				$(0.24)
From cumulative effect of change in accounting principle
2002	$(7.50)				$(7.50)
Net income (loss)
2002	$(8.40)	$0.41	$(0.11)	$0.34	$(7.77)
2001	(0.27)	(0.06)	(0.33)	(0.30)	(0.96)
Dividends paid per share
2002	$0.26	$0.26			$0.52
2001	0.26	0.26	$0.26	$0.26	1.04
Common stock closing market prices (see Note 9)
2002
High	$45.51	$58.72	$56.91	$57.03	$58.72
Low	32.00	43.24	45.50	45.00	32.00
2001
High	$61.25	$72.89	$70.50	$54.02	$72.89
Low	51.50	50.00	44.50	40.50	40.50

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from continuing operations for the third quarter of 2002 includes gain on sale of certain property used in the Company’s real estate operations located on Lake Union in Seattle amounting to $3,475,000, net of income taxes, or $0.40 per share (see Note 6).

Income from discontinued operations for the fourth quarter of 2002 includes gain on sale of four industrial properties used in the Company’s real estate operations amounting to $7,203,000, net of income taxes, or $0.84 per share (see Notes 3 and 6).

Loss from extraordinary item and net loss in the first quarter of 2002 represents recognition of deferred loan costs, as a result of repayment of certain loans in March of 2002 (see Note 7).

Loss from cumulative effect of change in accounting principle and net loss in the first quarter of 2002 represents the net loss resulting from a goodwill impairment charge resulting from adoption of FAS 142 effective January 1, 2002 (see Note 2).

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

Schedule III

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2002

	Initial cost to Company			Cost capitalized Subsequent to Acquisition		Gross amount at which carried at December 31, 2002						Life on which depreciation in latest income statement is computed
Description	Encum- brances	Land	Buildings and Improve- ments	Improve- ments	Carrying costs (note 2)	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated depreciation and amortization	Date of Completion of construction	Date Acquired
	(in thousands)
OFFICE West Lake Union Center Seattle, WA	$21,896	$266	$36,253	$3,192		$1,372	$38,339	$39,711	$12,923	1994		(note 6)
Fisher Business Center Lynnwood, WA	17,259	2,230	17,850	9,019		3,155	25,944	29,099	11,886	1986	1980	(note 6)
MISCELLANEOUS INVESTMENTS, less than 5% of total	—	2	—	113		2	113	115	88	Various	Various	(note 6)

	$39,156	$2,498	$54,103	$12,324		$4,529	$64,396	$68,925	$24,897

Notes:

(1)	Schedule III includes property held for lease to third parties by the Company’s real estate subsidiary. Reference is made to Notes 1, 6 and 7 to the consolidated financial statements. The Fisher Plaza project is not included in Schedule III as a substantial portion of the project is occupied by KOMO TV and the broadcasting subsidiary’s Seattle radio operations. Amounts related to the Fisher Plaza project as of December 31, 2002 are: Land and improvements $1,482,000, buildings and improvements $75,877,000, accumulated depreciation $6,101,000, and construction in progress $46,360,000.

(2)	The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3)	The changes in total cost of properties for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$128,323	$124,075	$107,055
Cost of improvements	1,340	4,684	17,020
Cost of properties sold	(60,738)	(319)
Cost of improvements retired		(117)

Balance at end of year	$68,925	$128,323	$124,075

(4)	The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$39,297	$35,431	$32,042
Depreciation and amortization charged to operations	3,924	3,928	3,389
Retirements and other	(18,324)	(62)

Balance at end of year	$24,897	$39,297	$35,431

(5)	The aggregate cost of properties for Federal income tax purposes is approximately $63,879,000 at December 31, 2002.

(6)	Reference is made to Note 1 to the consolidated financial statements for information related to depreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 2003.

FISHER COMMUNICATIONS, INC.
(Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR
William W. Krippaehne, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date
Principal Executive Officer:

/s/ WILLIAM W. KRIPPAEHNE, JR. William W. Krippaehne Jr.	President, Chief Executive Officer, and Director	September 12, 2003

Chief Financial and Accounting Officer:

/s/ DAVID D. HILLARD David D. Hillard	Senior Vice President and Chief Financial Officer, and Assistant Secretary	September 12, 2003

A Majority of the Board of Directors:

Deborah L. Bevier	Director

/s/ JAMES W. CANNON* James W. Cannon	Director	September 12, 2003

/s/ PHELPS K. FISHER* Phelps K. Fisher	Director	September 12, 2003

/s/ DONALD G. GRAHAM, JR.* Donald G. Graham, Jr.	Director	September 12, 2003

/s/ DONALD G. GRAHAM, III* Donald G. Graham, III	Director	September 12, 2003

Richard L. Hawley	Director

/s/ JERRY A. ST. DENNIS* Jerry A. St. Dennis	Director	September 12, 2003

/s/ GEORGE F. WARREN, JR.* George F. Warren, Jr.	Director	September 12, 2003

/s/ WILLIAM W. WARREN, JR.* William W. Warren, Jr.	Director	September 12, 2003

* By: /s/ WILLIAM W. KRIPPAEHNE, JR.* William W. Krippaehne, Jr.	Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase and Sale Agreement Among Fisher Companies Inc., and Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises, Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise, L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus, L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers dated November 18, 1998, as amended November 30, 1998 and December 7, 1998 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22439)).

2.2*	Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June 30, 1999 (filed as Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.3*	Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July 1, 1999 (filed as Exhibit 2.3 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.4*	Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 8, 2000 (File No. 000-22439)).

3.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3.4*	Bylaws. (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

10.1*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.2*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KOMO TV (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.3*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002, regarding KOMO TV. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

10.4*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.5*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KATU TV (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.6*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002 regarding KATU TV (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439)).

Exhibit No.	Description
10.7*	Fisher Companies Inc. Supplemental Pension Plan, dated February 29, 1996 (filed as Exhibit 10.4 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.8*	Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7, 1996 (filed as Exhibit 10.5 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.9*	Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.10*	Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.11*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.12*	Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.13*	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.14*	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.15*	Asset Purchase Agreement, dated March 16, 2001, between Pendleton Flour Mills, L.L.C., Fisher Mills Inc., Fisher Mills—Blackfoot L.L.C., and Fisher Properties Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed dated March 16, 2001 (File No. 000-22439)).

10.16*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, dated April 20, 2001. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.17*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, dated April 20, 2001. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.18*	Investor CreditLine Service Client Agreement, dated as of February 20, 2002, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.19*	Amended and Restated Indicative Term Sheet, dated as of March 21, 2002 between the Registrant and Merrill Lynch International. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.20*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.21*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.22*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

Exhibit No.	Description
10.23*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.24*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.25*	Credit Agreement among Fisher Broadcasting Company as Borrower, Its Domestic Subsidiaries as Guarantors, the Lenders Parties Thereto, First Union National Bank, as Administrative Agent, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, and National City Bank, as Documentation Agent dates as of March 21, 2002. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.26*	First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.27*	Loan Agreement dated as of March 21, 2002 among Fisher Media Services Company as the Borrower, Bank of America, as the Agent, and Bank of America, N.A. U.S. Bank National Association, as the Lenders. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.28*	First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.29*	Agreement dated February 11, 2003 between William Krippaehne Jr. and Fisher Communications, Inc (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439)).

10.30*	Agreement dated January 22, 2003 between Warren Spector and Fisher Communications, Inc (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

10.31*	Agreement dated November 15, 2002 between Benjamin Tucker and Fisher Communications, Inc (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

10.32*	Agreement dated October 16, 2002 between Mark Weed and Fisher Communications, Inc (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

10.33*	Agreement dated November 15, 2002 between David Hillard and Fisher Communications, Inc (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

22.1*	Subsidiaries of the Registrant. (filed as Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

23.1	Consent of PricewaterhouseCoopers LLP.

24.1*	Form of Power of Attorney authorizing certain officers to execute Form 10-K for the year ended December 31, 2002 and any and all amendments thereto, signed by James W. Cannon, Phelps K. Fisher, Donald G. Graham, Jr., Donald G. Graham, III, Jean F. McTavish, Jacklyn F. Meurk, Jerry St. Dennis, George F. Warren, Jr., and William W. Warren, Jr. (filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.