Form 10-Q/A
period 2003-03-31
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

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

EXPLANATORY NOTE

This amendment of our Quarterly Report on Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, accrual of certain obligations for retention bonuses, recognition of additional obligations and settlement losses relating to a pension plan which is in the process of termination, a change in the reporting of segment information, and reclassification of certain amounts within the condensed consolidated statements of cash flows. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatements. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatements. This amendment of our Quarterly Report on Form 10-Q also includes revisions to Part I, Item 4 – Controls and Procedures. Other than Part I, Item 4, this amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 which have been affected by the restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatements, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations (restated): Three months ended March 31, 2003 and 2002.

2.	Condensed Consolidated Balance Sheet (restated): March 31, 2003 and December 31, 2002.

3.	Condensed Consolidated Statement of Cash Flows (restated): Three months ended March 31, 2003 and 2002.

4.	Condensed Consolidated Statement of Comprehensive Income (restated): Three months ended March 31, 2003 and 2002.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31
	2003	2002
	Restated	Restated

(in thousands, except per share amounts)
(Unaudited)
Revenue	$34,794	$31,855
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $3,625 and $3,875, respectively)	17,494	16,191
Selling expenses	6,366	4,345
General and administrative expenses	11,487	10,335
Depreciation	4,799	4,480

	40,146	35,351

Loss from operations	(5,352)	(3,496)
Net loss on derivative instruments	(242)	(725)
Loss from extinguishment of long-term debt		(3,264)
Other income, net	4,801	586
Equity in operations of equity investees	4	(1)
Interest expense	(5,536)	(4,566)

Loss from continuing operations before income taxes	(6,325)	(11,466)
Provision for federal and state income taxes (benefit)	(2,401)	(3,432)

Loss from continuing operations	(3,924)	(8,034)
Income from discontinued operations, net of income tax:
Real estate operations sold		12
Georgia television stations	301	264

Loss before cumulative effect of change in accounting principle	(3,623)	(7,758)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net loss	$(3,623)	$(72,131)

Income (loss) per share:
From continuing operations	$(0.46)	$(0.94)
From discontinued operations	0.04	0.04
Cumulative effect of change in accounting principle		(7.50)

Net loss per share	$(0.42)	$(8.40)

Income (loss) per share assuming dilution:
From continuing operations	$(0.46)	$(0.94)
From discontinued operations	0.04	0.04
Cumulative effect of change in accounting principle		(7.50)

Net loss per share assuming dilution	$(0.42)	$(8.40)

Weighted average shares outstanding	8,594	8,592
Weighted average shares outstanding assuming dilution	8,594	8,592

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31 2003	December 31 2002
	Restated	Restated

(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$14,063	$23,515
Restricted cash		12,778
Receivables	23,580	30,943
Prepaid income taxes		4,425
Prepaid expenses	8,189	6,200
Television and radio broadcast rights	5,802	7,884
Current assets held for sale	3,693	2,161

Total current assets	55,327	87,906

Marketable Securities, at market value	104,993	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,942	13,876
Television and radio broadcast rights	5,175	5,253
Goodwill, net	66,586	66,586
Intangible assets	765
Investments in equity investees	2,926	2,922
Other	12,318	17,971
Noncurrent assets held for sale	32,073	32,361

	133,785	138,969

Property, Plant and Equipment, net	209,941	211,764

	$504,046	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$7,681	$6,448
Trade accounts payable	4,084	4,851
Accrued payroll and related benefits	8,792	6,719
Television and radio broadcast rights payable	3,658	6,179
Other current liabilities	2,036	2,041
Current liabilities held for sale	2,569	1,236

Total current liabilities	28,820	27,474

Long-term Debt, net of current maturities	258,424	286,159

Other Liabilities
Accrued retirement benefits	17,517	19,093
Deferred income taxes	24,696	33,116
Television and radio broadcast rights payable, long-term portion	168	111
Other liabilities	5,884	6,563
Other liabilities held for sale	450	740

	48,715	59,623

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060	10,743	10,743
Capital in excess of par	3,488	3,488
Deferred compensation	(9)	(11)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	67,583	69,020
Minimum pension liability	(1,773)	(2,183)
Retained earnings	88,055	91,678

	168,087	172,735

	$504,046	$545,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31
	2003	2002
	Restated	Restated
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(3,623)	$(72,131)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,956	4,984
Noncurrent deferred income taxes	(7,912)	(25,889)
Cumulative effect of change in accounting principle		99,035
Equity in operations of equity investees	(4)	1
Gain on sale of marketable securities	(3,675)
Gain on collection of installment note receivable	(362)
Amortization of deferred loan costs	(76)
Increase in fair value of derivative instruments		(2,040)
Loss from extinguishment of debt		3,264
Net loss from discontinued operations
Amortization of television and radio broadcast rights	2,991	4,179
Payments for television and radio broadcast rights	(4,014)	(2,992)
Other	1,231	67
Change in operating assets and liabilities
Receivables	7,608	6,836
Prepaid income taxes	5,680	(11,115)
Prepaid expenses	(1,977)	(1,694)
Cash value of life insurance and retirement deposits	(65)	(227)
Other assets	(1,487)	(338)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	1,299	(619)
Accrued retirement benefits	(945)	(8)
Other liabilities	1,068	2,057

Net cash provided by operating activities	693	3,370

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	111
Proceeds from sale of marketable securities	5,169
Proceeds from collection of installment note receivable	3,185
Restricted cash	12,778
Purchase of property, plant and equipment	(3,013)	(11,535)

Net cash provided by (used in) investing activities	18,230	(11,535)

Cash flows from financing activities
Net payments under notes payable	(122)	(8,259)
Borrowings under borrowing agreements and mortgage loans		245,403
Payments on borrowing agreements and mortgage loans	(28,178)	(220,073)
Payment of deferred loan costs	(75)	(4,770)
Cash dividends paid		(2,234)

Net cash provided by (used in) financing activities	(28,375)	10,067

Net increase (decrease) in cash and short-term cash investments	(9,452)	1,902
Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$14,063	$5,470

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended March 31
	2003	2002
	Restated	Restated

(in thousands)
(Unaudited)
Net loss	$(3,623)	$(72,131)

Other comprehensive income:
Unrealized gain on marketable securities	904	3,254
Effect of income taxes	(317)	(1,139)

Net gain on interest rate swap		835
Effect of income taxes		(292)

Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)

Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090

Adjustment to minimum pension liability	630
Effect of income taxes	(220)

Comprehensive loss	$(4,650)	$(67,760)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s principal wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2002 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.    Restatement

Goodwill Impairment - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002. This restatement item has no effect on the Company’s previously reported revenues and cash flows.

On January 29, 2003, the Company’s broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations (see Note 4), and recognized an impairment loss on the sale amounting to $28,613,000, offset by a related tax benefit of $10,015,000. The estimated loss was originally reported in the three months ended March 31, 2003; however, because the aforementioned goodwill impairment loss significantly reduced the goodwill balances pertaining to the Georgia television stations, the Company has restated its financial statements for the three months ended March 31, 2003 to eliminate the impairment loss on sale. As a result, net loss for the quarter ended March 31, 2003 was decreased by $18,598,000.

Retention Bonus - Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain obligations for retention bonuses entered into in the fourth quarter of 2002 as described in Note 10 to these unaudited condensed consolidated financial statements should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. The Company also revised its financial statements for the three months ended March 31, 2003 to record an additional liability of $886,000 and related tax effects. Net loss for the quarter ended March 31, 2003 was increased by $564,000. This adjustment does not impact the three months ended March 31, 2002.

Pension Plan - In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain pension-related expenses should have been recorded in the first quarter of 2003 and in prior periods.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002 and in the first quarter of 2003. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively, the “Pension Adjustments”). The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $433,000 as of December 31, 2002, increasing Accrued Retirement Benefits by $681,000, and reducing Deferred Income Tax Liabilities by $248,000 to reflect the pension liability and expenses that should have been recorded as of that date. Pension adjustments to record the additional expenses that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. Amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods. The impact of recording the Pension Adjustments for the first quarter of 2003 was an increase in net loss for the quarter of $282,000.

Segment Reporting - As further discussed in Note 9 to the accompanying condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for comparable periods have been restated to conform to this presentation.

Cash Flows - Proceeds from sale of marketable securities amounting to $5,169,000 and proceeds from collection of an installment note receivable from the sale of real estate amounting to $3,185,000, originally included in cash flows provided by operating activities, have been reclassified to cash provided by investing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2003. This reclassification has no effect on net income or loss, but decreased cash flows from operating activities by $8,354,000 and increased cash flows from investing activities by the same amount.

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2002
Loss before cumulative effect of change in accounting principle	$(7,758)		$(7,758)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		$(64,373)	(64,373)

Net loss	$(7,758)	$(64,373)	$(72,131)

Loss per share (basic and assuming dilution)
Loss before cumulative effect of change in accounting principle	$(0.90)		$(0.90)
Cumulative effect of change in accounting principle		$(7.50)	(7.50)

Net loss	$(0.90)	$(7.50)	$(8.40)

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2003 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2003
Loss from continuing operations	$(3,078)	$(846)	$(3,924)
Income (loss) from discontinued operations, net of income tax	(18,297)	18,598	301

Net loss	$(21,375)	$17,752	$(3,623)

Loss per share (basic and assuming dilution)
From continuing operations	$(0.36)	$(0.10)	$(0.46)
From discontinued operations	(2.13)	2.17	0.04

Net loss	$(2.49)	$2.07	$(0.42)

A summary of the significant effects of the restatements on the Company’s condensed consolidated balance sheet as of December 31, 2002 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-K for period ended Dec. 31, 2002
Assets
Goodwill, net	$189,133	$(99,035)	$90,098
Total assets	$640,026	$(99,035)	$540,991
Liabilities
Accrued payroll and other benefits	$6,505	$389	$6,894
Accrued retirement benefits	$18,412	$681	$19,093
Deferred income taxes	$63,167	$(35,051)	$28,116
Stockholders’ equity
Retained earnings	$156,732	$(65,054)	$91,678
Total stockholders’ equity	$237,789	$(65,054)	$172,735

A summary of the significant effects of the restatements on the Company’s condensed consolidated balance sheet as of March 31, 2003 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2003
Assets
Prepaid income taxes	$4,905	$(4,905)
Goodwill, net	$134,161	$(67,575)	$66,586
Noncurrent assets held for sale	$29,920	$2,153	$32,073
Total assets	$574,373	$(70,327)	$504,046
Liabilities
Accrued payroll and other benefits	$7,517	$1,275	$8,792
Accrued retirement benefits	$17,024	$493	$17,517
Deferred income taxes	$49,899	$(25,203)	$24,696
Stockholders' equity
Accumulated other comprehensive income—minimum pension liability	$(2,183)	$410	$(1,773)
Retained earnings	$135,357	$(47,302)	$88,055
Total stockholders' equity	$214,979	$(46,892)	$168,087

In addition to the restatements discussed above, December 31, 2002 balance sheet amounts reported in the accompanying condensed consolidated financial statements have been revised to reclassify the assets and liabilities of the Georgia television stations and the Portland radio stations as Assets and Liabilities held for sale as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

3.    New accounting pronouncements

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

On January 1, 2003, the Company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. The Company has certain legal obligations, principally related to leases on locations used for broadcast system assets, which fall within the scope of FAS 143. These legal obligations include a responsibility to remediate the leased sites on which these assets are located. The Company has concluded that the adoption of FAS 143 does not have a material impact on the Company’s financial statements.

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

4.    Discontinued operations

In October 2002, the Company’s real estate subsidiary concluded the sale of one industrial property. In December 2002, the real estate subsidiary concluded the sale of three industrial properties. The properties that were sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the properties sold are reported as discontinued operations in the accompanying financial statements.

The loss from discontinued operations of the real estate sold for the three months ended March 31, 2002 is summarized as follows (in thousands):

Income from discontinued operations:
Before income taxes	$19
Income tax effect	(7)

$12

Revenue of the real estate sold amounted to $959,000 in the three months ended March 31, 2002. Gain on sale of the real estate sold in October and December 2002 amounted to $7,203,000 after income taxes, and was reported in the fourth quarter of 2002.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The sale is expected to be completed in 2003. The stations to be sold meet the criteria of a “component of an entity” as defined in FAS 144. In accordance with the provisions of FAS 144, the results of operations of the stations through the date of completion of the sale are reported as discontinued operations in the accompanying financial statements. The prior period results of operations of the stations to be sold have been reclassified to conform to the 2003 presentation.

The income from discontinued operations of the television stations to be sold is summarized as follows (in thousands):

	Three months ended March 31
	2003	2002
	(Unaudited)
Income from discontinued operations:
Before income taxes	$464	$423
Income tax effect	(163)	(159)

	$301	$264

Revenue of the stations to be sold amounted to $2,060,000 and $1,868,000 in the three months ended March 31, 2003 and 2002, respectively.

5.    Derivative instruments

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

6.    Television and radio broadcast rights and other commitments:

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

7.    Income (loss) per share:

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

The weighted average number of shares outstanding during the three months ended March 31, 2003 was 8,594,060. The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the three months ended March 31, 2003 because such rights and options were anti-dilutive.

The weighted average number of shares outstanding during the three months ended March 31, 2002 was 8,591,658. The dilutive effect of 3,612 restricted stock rights and options to purchase 441,161 shares are excluded for the three months ended March 31, 2002 because such rights and options were anti-dilutive.

8.    Stock-based compensation:

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

	Three months ended March 31
	2003	2002
	(Unaudited)
Net loss, as restated	$(3,623)	$(72,131)
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(148)	(169)

Adjusted net loss	$(3,771)	$(72,300)

Loss per share:
As restated	$(0.42)	$(8.40)
Adjusted	$(0.44)	$(8.42)
Loss per share assuming dilution:
As restated	$(0.42)	$(8.40)
Adjusted	$(0.44)	$(8.42)

9.    Segment information:

The Company operates its continuing operations as three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for the three-month periods ended March 31, 2003 and 2002 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

Under the provisions of FAS 131, the Company reports financial data for four reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), and real estate, and a remaining “all other” category. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations (excluding the Georgia television stations, which are included in discontinued operations), and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations (excluding the Portland radio stations, which are included in discontinued operations). Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-parties. The real estate reportable segment includes the Company’s proprietary commercial real estate and property management operations. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, Fisher Entertainment LLC, a producer of content for cable and television and Civia, Inc., which are also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

Revenue for each reportable segment is as follows (in thousands):

	Three months ended March 31
	2003	2002
	(Unaudited)
Television	$20,185	$19,375
Radio	8,619	8,604
Fisher Plaza	2,508	1,067
Real estate	2,057	2,365
All other	1,590	633
Corporate and eliminations	(165)	(189)

	$34,794	$31,855

Intersegment revenue is reflected in the corporate and eliminations category in the table above.

Loss from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Three months ended March 31
	2003 Restated	2002 Restated
	(Unaudited)
Television	$(409)	$(1,300)
Radio	(1,989)	20
Fisher Plaza	1,732	449
Real estate	967	580
All other	(1,088)	(1,263)
Corporate and eliminations	(2)	(5,386)

Total segment loss from continuing operations before income taxes	(789)	(6,900)
Interest expense	(5,536)	(4,566)

Consolidated loss from continuing operations before income taxes	$(6,325)	$(11,466)

Identifiable assets for each segment are as follows (in thousands):

	March 31 2003 Restated	December 31 2002 Restated
	(Unaudited)
Television	$89,057	$104,500
Radio	73,882	44,818
Fisher Plaza	120,791	119,710
Real estate	48,702	50,993
All other	4,675	18,348
Corporate and eliminations	131,175	143,006

Continuing operations	468,282	481,375
Discontinued operations, net	35,764	64,616

	$504,046	$545,991

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

10.    Other commitments:

In connection with a review of strategic alternatives conducted during the fall of 2002 and winter of 2003, the Company entered into agreement with certain officers and employees, which require payments of $3,844,000 in January 2004 if the officers and employees continue their employment until that date. The Company is recognizing the cost of this obligation over the period covered by the agreements and, as of March 31, 2003, $1,275,000 was accrued. General and administrative expenses in the three months ended March 31, 2003 include $886,000 related to these agreements. The agreements also provide that if a change in control should occur, certain officers will receive severance payments totaling approximately $2,100,000, as well as health and welfare benefits. The Company will recognize this obligation when it is probable the executives are entitled to the benefits.

11.    Reclassifications:

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

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The sale is expected to be completed in 2003. The stations to be sold meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with the provisions of FAS 144, the results of operations of the stations through the date of completion of the sale are reported as discontinued operations in the accompanying condensed consolidated financial statements. The prior period results of operations of the stations to be sold have been reclassified to conform to the 2003 presentation.

In connection with our ongoing corporate restructuring, we expect to discontinue operations at Fisher Properties and Fisher Media Services during 2003. In particular, we expect to sell the remaining two commercial properties at Fisher Properties, West Lake Union Center and Fisher Business Center, plus the property management operation. In addition, we expect that the media services businesses of Fisher Entertainment, Fisher Pathways, and Civia will either be sold, absorbed into our broadcasting operations, or shut down. We expect that such actions will reduce the revenue, operating expenses, depreciation, and income or loss attributable to our media services and real estate business units.

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

Pension benefits. We maintain a noncontributory supplemental retirement program for key management. We also maintained a qualified defined benefit plan covering our non-broadcasting employees, which ceased accruing benefit in 2001 with plan assets distributed to participants between 2001 and the first half of 2003. The cost of these plans is reported and accounted for in accordance with Financial Accounting Standards Board Statements 87, 88 and 132. These Statements require significant assumptions regarding discount rates, salary increases and asset returns. We believe that our estimates are reasonable for these key actuarial assumptions; however future actual results will likely differ from our estimates, and these differences could materially affect our future results of operation either unfavorably or favorably.

RESTATEMENT

Goodwill Impairment-Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the Company should assess goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists and requires separate assessment, with respect to the broadcast operations, of each of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002. This restatement item has no effect on the Company’s previously reported revenues and cash flows.

On January 29, 2003, the Company’s broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations (see Note 4 to the condensed consolidated financial statements), and recognized an impairment loss on the sale amounting to $28,613,000, offset by a related tax benefit of $10,015,000. The estimated loss was originally reported in the three months ended March 31, 2003; however, because the aforementioned goodwill impairment loss significantly reduced the goodwill balances pertaining to the Georgia television stations, the Company has restated its financial statements for the three months ended March 31, 2003 to eliminate the impairment loss on sale. As a result, net loss for the quarter ended March 31, 2003 was decreased by $18,598,000.

Retention Bonus-Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain obligations for retention bonuses entered into in the fourth quarter of 2002 and described in Note 10 to these unaudited condensed consolidated financial statements should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. The Company also revised its financial statements for the three months ended March 31, 2003 to record an additional liability of $886,000 and related tax effects. Net loss for the quarter ended March 31, 2003 was increased by $564,000. This adjustment does not impact the three months ended March 31, 2002.

Pension Plan-In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain pension-related expenses should have been recorded in the first quarter of 2003 and in prior periods.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002 and in the first quarter of 2003. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively, the “Pension Adjustments”). The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $433,000 as of December 31, 2002, increasing Accrued Retirement Benefits by $681,000, and reducing Deferred Income Tax Liabilities by $248,000 to reflect the pension liability and expenses that should have been recorded as of that date. Pension adjustments to record the additional expenses that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. Amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods. The impact of recording the Pension Adjustments for the first quarter of 2003 was an increase in net loss for the quarter of $282,000.

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002 and the condensed consolidated balance sheet as of December 31, 2002.

Segment Reporting-As further discussed in Note 9 to the accompanying condensed consolidated financial statements, the Company restated its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for comparable periods have been restated to conform to this presentation.

Cash Flows-Proceeds from sale of marketable securities amounting to $5,169,000 and proceeds from collection of an installment note receivable from the sale of real estate amounting to $3,185,000, originally included in cash flows provided by operating activities, have been reclassified to cash provided by investing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2003. This reclassification has no effect on net income or loss, but decreased cash flows from operating activities by $8,354,000 and increased cash flows from investing activities by the same amount.

CONSOLIDATED RESULTS OF OPERATIONS

As restated, operating results for the three months ended March 31, 2003 showed a consolidated loss of $3,623,000 including income from discontinued operations amounting to $301,000. As restated, net loss for the three months ended March 31, 2002 was $72,131,000 including an after-tax charge of $64,373,000 representing the cumulative effect of change in accounting principle, and income from discontinued operations amounting to $276,000.

Revenue

Three months ended March 31	2003	% Change	2002
Television	$20,185,000	4.2%	$19,375,000
Radio	8,619,000	0.2%	8,604,000
Fisher Plaza	2,508,000	135.2%	1,067,000
Real estate	2,057,000	-13.1%	2,365,000
All other	1,590,000	151.3%	633,000
Corporate and eliminations	(165,000)	-12.9%	(189,000)

Consolidated	$34,794,000	9.2%	$31,855,000

First quarter 2003 television revenues, net of sales commissions, increased $810,000, compared with the same period last year. Net revenue from overall radio operations was essentially unchanged compared with first-quarter 2002.

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

The increase in revenue at Fisher Plaza, is primarily due to a significant penalty received from a tenant for early termination of premises agreements.

The comparison of real estate revenue is impacted by rents from the Lake Union properties which are included in results for the first quarter of 2002, but are not included in 2003 as the property was sold in September 2002.

The increase in revenue for the all other category in 2003 is primarily due to increased revenue from program production and development at Fisher Entertainment and, to a lesser extent, increased revenue at Fisher Pathways.

Corporate and eliminations includes the elimination of management fees recognized as revenue by the real estate segment, which are reported as operating expenses by the Fisher Plaza segment. There is no impact on net income or loss as such amounts are eliminated in the condensed consolidated financial statements.

Cost of services sold

Three months ended March 31	2003	% Change	2002
Television	$10,879,000	-1.9%	$11,087,000
Radio	4,362,000	11.8%	3,903,000
Fisher Plaza	356,000	26.2%	282,000
Real estate	341,000	-21.5%	434,000
All other	1,416,000	449.4%	257,000
Corporate and eliminations	140,000	-38.6%	228,000

Consolidated	$17,494,000	8.0%	$16,191,000
Percentage of revenue	50.3%		50.8%

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

Overall operating expenses at the television segment for first quarter of 2003 declined modestly compared with the first quarter of 2002, as increases in a number of expense categories at our television stations were more than offset by a reduction in the cost of syndicated programming.

The increase in operating expenses for the radio segment for the first quarter of 2003, compared with the first quarter of 2002, is primarily due to increased operating costs reported by our Seattle radio operations as a result of the 24 hour news format adopted by KOMO AM in the fall of 2002 and additional costs associated with the broadcast of Seattle Mariners baseball.

The increase in operating expenses at Fisher Plaza is principally due to increases in insurance, utilities, and other operating costs.

The decline in real estate operating expenses relates primarily to costs of operating the Lake Union properties during the first quarter of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

The increase in operating expenses in the all other category is principally due to increased costs related to program production and development at Fisher Entertainment.

Corporate and eliminations includes the elimination of certain operating expenses between reportable segments, primarily management fees reported as operating expenses by the Fisher Plaza segment, which are recognized as revenue by the real estate segment. There is no impact on net income as such amounts are eliminated in the condensed consolidated financial statements.

Selling expenses

Three months ended March 31	2003	% Change	2002
Television	$2,660,000	26.7%	$2,100,000
Radio	3,539,000	66.3%	2,127,000
All other	167,000	41.1%	118,000

Consolidated	$6,366,000	46.5%	$4,345,000
Percentage of revenue	18.3%		13.6%

The increase in selling expenses at our television segment in the first quarter of 2003, compared with the first quarter of 2002, is principally due to increased salaries, sales commissions, and promotion expense.

The increase in selling expenses at our radio segment in the first quarter of 2003, compared with the first quarter of 2002, is principally due to costs incurred at Seattle radio operations in connection with a joint sales agreement that became effective in March 2002, and additional sales personnel and other costs related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM.

The increase in selling expenses in the all other category is primarily due to marketing efforts incurred by Fisher Media Services Company for Fisher Plaza.

General and administrative expenses

Three months ended March 31	2003	% Change	2002
Television	$4,613,000	4.9%	$4,399,000
Radio	2,507,000	12.1%	2,237,000
Real estate	506,000	-21.1%	642,000
All other	817,000	-42.4%	1,418,000
Corporate and eliminations	3,044,000	85.7%	1,639,000

Consolidated	$11,487,000	11.2%	$10,335,000
Percentage of revenue	33.0%		32.4%

The increase in general and administrative expenses at our television and radio segments is principally due to higher medical benefits. Other employee-related costs also increased at our Seattle radio operations as a result of additional personnel required for the all-news format and broadcast of Seattle Mariners baseball.

The decrease in general and administrative expenses in the real estate segment is primarily attributable to a decrease in salaries and related costs as a result of staff reductions as the Company continues to reduce its real estate portfolio.

The decrease in general and administrative expenses in the all other category is primarily attributable to expenses incurred by Civia, Inc. during the first quarter of 2002 in connection with development of the Civia Media Terminal. No development took place in 2003.

The increase in general and administrative expenses at the corporate segment is principally related to legal and consulting fees incurred in connection with a review of strategic alternatives that concluded in February 2003.

Depreciation

Three months ended March 31	2003	% Change	2002
Television	$2,941,000	-0.7%	$2,962,000
Radio	416,000	45.2%	287,000
Fisher Plaza	420,000	25.3%	336,000
Real estate	619,000	-15.8%	734,000
All other	355,000	246.7%	102,000
Corporate and eliminations	48,000	-18.9%	59,000

Consolidated	$4,799,000	7.1%	$4,480,000
Percentage of revenue	13.8%		14.1%

The increase in depreciation at the radio segment is largely attributable to capital expenditures made in connection with the relocation of Seattle radio operations to Fisher Plaza in fall of 2002.

The increase in depreciation at Fisher Plaza relates to continued development of the project.

The decrease in depreciation and amortization at our real estate segment relates primarily to depreciation of the Lake Union properties during the first quarter of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

The increase in depreciation in the all other category is attributable to depreciation of web publishing software at the Fisher Media Services corporate group.

Income (Loss) from operations

Three months ended March 31	2003	% Change	2002
Television	$(909,000)	-22.5%	$(1,173,000)
Radio	(2,205,000)	N/A	50,000
Fisher Plaza	1,732,000	285.8%	449,000
Real estate	591,000	6.5%	555,000
All other	(1,164,000)	-7.8%	(1,263,000)
Corporate and eliminations	(3,397,000)	-60.7%	(2,114,000)

Consolidated	$(5,352,000)		$(3,496,000)

Income (loss) from operations by segment consists of revenue less operating expenses. In computing income from operations by segment, other income, net and equity in operations of equity investees have not been included, and net loss on derivative instruments, loss from extinguishment of long-term debt, interest expense, and income taxes have not been deducted.

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

The amount for the first quarter of 2002 includes an unrealized gain resulting from an increase in fair value of the variable forward sales transaction amounting to $2,040,000, offset by an unrealized loss in an interest rate swap agreement amounting to $129,000, and a realized loss of $2,636,000 on termination of an interest rate swap agreement.

Loss from extinguishment of long-term debt

Three months ended March 31	2003	2002
	$-0-	$(3,264,000)

We repaid certain loans in March 2002 and, as a result, expensed deferred loan costs amounting to $3,264,000. This expense was previously reported in the 2002 financial statements as an extraordinary item in the amount of $2,058,000, net of income tax benefit.

Other income, net

Three months ended March 31	2003	2002
	$4,801,000	$586,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The amount for the first quarter of 2003 also includes gains on sale of marketable securities amounting to $3,675,000 and income from prepayment of an installment note receivable.

Interest expense

Three months ended March 31	2003	% Change	2002
	$(5,536,000)	21.3%	$(4,566,000)

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

Provision for federal and state income taxes (benefit)

Three months ended March 31	2003	% Change	2002
	$(2,401,000)	-30.0%	$(3,432,000)
Effective tax rate	38.0%		29.9%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income (loss)

Three months ended March 31	2003	2002
	$(1,027,000)	$4,371,000

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

Liquidity and Capital Resources

As of March 31, 2003 we had working capital of $26,507,000 and cash and short-term cash investments totaling $14,063,000. We intend to finance working capital, debt service, and capital expenditures primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of March 31, 2003, approximately $40,000,000 is available under existing credit facilities.

Net cash provided by operating activities during the three months ended March 31, 2003 was $693,000. Net cash provided by operating activities consists of our net operating results, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $18,230,000, including restricted cash of $12,778,000 that became available for general corporate purposes during the first quarter, proceeds of $5,169,000 from the sale of marketable securities, and proceeds of $3,185,000 from collection of an installment note receivable from the sale of real estate; net cash provided by investing activities was reduced by $3,013,000 invested for purchase of property, plant and equipment (including the Fisher Plaza project). Net cash used in financing activities was $28,375,000, primarily for payments on borrowing agreements and mortgage loans.

As of March 31, 2003, future maturities of notes payable and long-term debt, and television and radio broadcast rights are as follows (in thousands):

	Notes Payable and Long-Term Debt	Broadcast Rights
2003	$5,886	$3,658
2004	8,776	$68
2005	86,467	79
2006	44,822	21
2007	22,367
Thereafter	97,787

	$266,105	$3,826

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

Approximately $67 million (excluding amounts classified as held for sale), or 13.2% of our total assets as of June 30, 2003, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

ITEM 4-CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

2.1	*	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting–Georgia, LLC, and Southeastern Media Holdings, Inc.

3.1	*	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1	*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting–Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2	*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting–Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from an original report on Form 10-Q filed on May 15, 2003.

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

FISHER COMMUNICATIONS, INC.

                    (Registrant)

Dated September 12, 2003	/s/ David D. Hillard
David D. Hillard Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting—Georgia, LLC, and Southeastern Media Holdings, Inc.

3.1*	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting—Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting—Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from our original report on Form 10-Q filed on May 15, 2003.