Form 10-Q
period 2003-06-30
FISHER COMMUNICATIONS INC
filed 2003-09-15
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $1.25 par value, outstanding as of June 30, 2003: 8,595,288

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three and six months ended June 30, 2003 and 2002.

2.	Condensed Consolidated Balance Sheet: June 30, 2003 and December 31, 2002.

3.	Condensed Consolidated Statement of Cash Flows: Six months ended June 30, 2003 and 2002.

4	Condensed Consolidated Statement of Comprehensive Income: Three and six months ended June 30, 2003 and 2002.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
		Restated
(in thousands, except per share amounts)
(Unaudited)
Revenue	$71,152	$64,627	$39,039	$34,672
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $8,317, $7,622, $4,073, and $3,813, respectively)	35,818	30,268	20,246	14,881
Selling expenses	12,166	8,823	6,137	4,938
General and administrative expenses	21,963	18,137	11,162	9,353
Depreciation	9,194	8,726	4,500	4,344

	79,141	65,954	42,045	33,516

Income (loss) from operations	(7,989)	(1,327)	(3,006)	1,156
Net gain on derivative instruments	411	6,103	653	6,828
Loss from extinguishment of long-term debt		(3,264)
Other income, net	5,601	1,374	800	788
Equity in operations of equity investees	2	32	(2)	33
Interest expense	(10,149)	(9,528)	(4,613)	(4,962)

Income (loss) from continuing operations before income taxes	(12,124)	(6,610)	(6,168)	3,843
Provision for federal and state income taxes (benefit)	(4,729)	(3,041)	(2,445)	397

Income (loss) from continuing operations	(7,395)	(3,569)	(3,723)	3,446
Income (loss) from discontinued operations, net of income tax:
Real estate operations sold		4		(8)
Georgia television stations held for sale	884	670	583	406
Portland radio stations held for sale	(18)	326	12	346
Media Services operations closed	(1,381)	(1,669)	(1,159)	(670)

Income (loss) before cumulative effect of change in accounting principle	(7,910)	(4,238)	(4,287)	3,520
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net income (loss)	$(7,910)	$(68,611)	$(4,287)	$3,520

Income (loss) per share:
From continuing operations	$(0.86)	$(0.41)	$(0.43)	$0.40
From discontinued operations	(0.06)	(0.08)	(0.07)	0.01
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share	$(0.92)	$(7.99)	$(0.50)	$0.41

Income (loss) per share assuming dilution:
From continuing operations	$(0.86)	$(0.41)	$(0.43)	$0.40
From discontinued operations	(0.06)	(0.08)	(0.07)	0.01
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share assuming dilution	$(0.92)	$(7.99)	$(0.50)	$0.41

Weighted average shares outstanding	8,594	8,592	8,595	8,593
Weighted average shares outstanding assuming dilution	8,594	8,592	8,595	8,613

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30 2003	December 31 2002
		Restated
(in thousands, except share and per share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and short-term cash investments	$9,854	$23,515
Restricted cash		12,778
Receivables	29,062	30,943
Prepaid income taxes		4,425
Prepaid expenses	7,523	6,200
Television and radio broadcast rights	6,816	7,884
Assets held for sale	2,503	2,161

Total current assets	55,758	87,906

Marketable Securities, at market value	105,954	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,965	13,876
Television and radio broadcast rights	4,582	5,253
Goodwill, net	38,354	38,354
Intangible assets	1,232	765
Investments in equity investees	2,925	2,922
Other	11,957	17,206
Assets held for sale	62,039	62,457

	135,054	140,833

Property, Plant and Equipment, net	205,970	209,900

	$502,736	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$8,274	$6,448
Trade accounts payable	3,659	4,851
Accrued payroll and related benefits	9,653	6,719
Television and radio broadcast rights payable	5,191	6,179
Other current liabilities	1,328	2,041
Liabilities held for sale	1,187	1,236

Total current liabilities	29,292	27,474

Long-term Debt, net of current maturities	258,848	286,159

Other Liabilities
Accrued retirement benefits	17,361	19,093
Deferred income taxes	27,177	33,116
Television and radio broadcast rights payable, long-term portion	142	111
Other liabilities	5,086	6,563
Liabilities held for sale	398	740

	50,164	59,623

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,595,288 in 2003 and 8,594,060 in 2002	10,744	10,743
Capital in excess of par	3,490	3,488
Deferred compensation	(5)	(11)
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	68,208	69,020
Minimum pension liability	(1,773)	(2,183)
Retained earnings	83,768	91,678

	164,432	172,735

	$502,736	$545,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2003	2002
		Restated
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(7,910)	$(68,611)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	9,452	9,944
Noncurrent deferred income taxes	(5,502)	(22,626)
Cumulative effect of change in accounting principle		99,035
Equity in operations of equity investees	(2)	(32)
Gain on sale of marketable securities	(3,675)
Gain on collection of installment note receivable	(362)
Amortization of deferred loan costs	569
Increase in fair value of derivative instruments	(411)	(8,739)
Loss from extinguishment of debt		3,264
Amortization of television and radio broadcast rights	10,156	7,857
Payments for television and radio broadcast rights	(10,047)	(13,657)
Other	288	(833)
Change in operating assets and liabilities
Receivables	2,046	4,269
Prepaid income taxes	4,424	3,210
Prepaid expenses	(1,276)	(1,821)
Cash value of life insurance and retirement deposits	(89)	(301)
Other assets	1,377	636
Trade accounts payable, accrued payroll and related benefits and other current liabilities	1,029	(709)
Accrued retirement benefits	(1,732)	(93)
Other liabilities	1,833	3,788

Net cash provided by operating activities	168	14,581

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	141	376
Proceeds from sale of marketable securities	5,169
Proceeds from collection of installment note receivable	3,185
Restricted cash	12,778
Purchase of radio station license	(467)
Purchase of property, plant and equipment	(5,794)	(21,562)

Net cash provided by (used in) investing activities	15,012	(21,186)

Cash flows from financing activities
Net payments under notes payable	(122)	(8,259)
Borrowings under borrowing agreements and mortgage loans		255,131
Payments on borrowing agreements and mortgage loans	(28,258)	(222,461)
Payment of deferred loan costs	(465)	(5,053)
Proceeds from exercise of stock options	4	21
Cash dividends paid		(4,468)

Net cash provided by (used in) financing activities	(28,841)	14,911

Net increase (decrease) in cash and short-term cash investments	(13,661)	8,306
Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$9,854	$11,874

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
		Restated
(in thousands)
(Unaudited)
Net income (loss)	$(7,910)	$(68,611)	$(4,287)	$3,520
Other comprehensive income (loss):
Unrealized gain on marketable securities	1,865	(134)	961	(3,388)
Effect of income taxes	(653)	47	(336)	1,186
Net gain on interest rate swap		835
Effect of income taxes		(292)
Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)
Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090
Adjustment to minimum pension liability,	630
Effect of income taxes	(220)

Comprehensive income (loss)	$(8,312)	$(66,442)	$(3,662)	$1,318

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

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the six months ended June 30, 2003.

Retention Bonus—Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain obligations for retention bonuses described in Note 10 to these unaudited condensed consolidated financial statements should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. The Company also revised its financial statements for the three months ended March 31, 2003 to record an additional liability of $886,000 and related tax effects. Net loss for the quarter ended March 31, 2003 was increased by $564,000. This adjustment does not impact the six months ended June 30, 2002.

Pension Plan—In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain pension-related expenses should have been recorded in the first quarter of 2003 and in prior periods.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002 and in the first quarter of 2003. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively, the “Pension Adjustments”). The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $433,000 as of December 31, 2002, increasing Accrued Retirement Benefits by $681,000, and reducing Deferred Income Tax Liabilities by $248,000, to reflect the pension liability that should have been recorded as of that date. Pension adjustments to record the additional expense that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. Amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods. The impact of recording the Pension Adjustments for the first quarter of 2003 was an increase in net loss for the quarter by $282,000.

Segment Reporting—As further discussed in Note 9 to the accompanying condensed consolidated financial statements, the Company revised its reportable segments to present the previously reported broadcasting segment as two reportable segments: television and radio. In addition, the previously reported media services segment is presented as the Fisher Plaza segment with the remaining operations in an all other category. The segmental disclosures for comparable periods have been restated to conform to this presentation.

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2002 is as follows (in thousands, except per share amounts):

	Six months ended June 30, 2002
	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2002
Loss before cumulative effect of change in accounting principle	$(4,238)		$(4,238)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		$(64,373)	(64,373)

Net loss	$(4,238)	$(64,373)	$(68,611)

Loss per share (basic and assuming dilution)
Loss before cumulative effect of change in accounting principle	$(0.49)		$(0.49)
Cumulative effect of change in accounting principle		$(7.50)	(7.50)

Net loss	$(0.49)	$(7.50)	$(7.99)

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

3.    New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145, which updates, clarifies, and simplifies existing accounting pronouncements, became effective for the Company’s 2003 financial statements. Accordingly, a loss from extinguishment of long-term debt reported by the Company as an extraordinary item in the 2002 financial statements has been reclassified to continuing operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company commencing with the first quarter of the 2003 fiscal year. Disclosures required by FAS 148 are provided in Note 8 to these condensed financial statements. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation plans.

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

4. Discontinued operations

The Company’s real estate subsidiary concluded the sale of one industrial property in October 2002 and three industrial properties in December 2002.

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

On May 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Portland, Oregon radio stations, KWJJ-FM AND KOTK-AM, for a purchase price of $44 million. Completion of the sale is subject to FCC approval, receipt of consents to assignment of certain material agreements, and satisfaction of other customary closing conditions. The sale is expected to be completed in 2003.

In connection with the Company’s restructuring, two of the businesses operated by Media Services subsidiary, Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”), ceased operations during the second quarter, and those businesses were closed.

The real estate properties that were sold in October and December 2002, the Georgia and Portland stations, as well as Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). The operations and cash flow of those components have been or will be eliminated from the ongoing operations of the Company as a result of the disposal and the Company does not have or will not have any significant involvement in the operations of those components after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of the properties sold through the date of completion of sale are reported as discontinued operations in the condensed consolidation statement of operations for the six and three months ended June 30, 2003. The results of operations of the Portland and Georgia stations as well as the results of operations of Fisher Entertainment and Civia through the date of closing have also been reported as discontinued operations in the accompanying financial statements. The prior year results of operations of the Portland and Georgia stations, Fisher Entertainment and Civia have been reclassified to conform to the 2003 presentation.

The income (loss) from discontinued operations of the real estate sold for the six and three-month periods ended June 30, 2002 is summarized as follows (in thousands):

	Periods ended June 30, 2002
	Six months	Three months
	(Unaudited)
Income (loss) from discontinued operations:
Before income taxes	$6	$(13)
Income tax effect	(2)	5

	$4	$(8)

Revenue of the real estate sold amounted to $1,914,000 and $956,000 in the six and three-month periods ended June 30, 2002, respectively. Gain on sale of the real estate sold in October and December 2002 amounted to $7,203,000 after income taxes, and was reported in the fourth quarter of 2002.

The income from discontinued operations of the Georgia television stations to be sold is summarized as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	(Unaudited)
Income from discontinued operations:
Before income taxes	$1,360	$1,067	$896	$644
Income tax effect	(476)	(397)	(313)	(238)

	$884	$670	$583	$406

Revenue of the Georgia stations to be sold amounted to $4,285,000 and $4,051,000 in the six months ended June 30, 2003 and 2002, respectively, and $2,225,000 and $2,183,000 in the three months ended June 30, 2003 and 2002, respectively.

The income (loss) from discontinued operations of the Portland radio stations to be sold is summarized as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	(Unaudited)
Income (loss) from discontinued operations:
Before income taxes	$(29)	$545	$18	$556
Income tax effect	11	(219)	(6)	(210)

	$(18)	$326	$12	$346

Revenue of the Portland radio stations amounted to $2,444,000 and $3,254,000 in the six months ended June 30, 2003 and 2002, respectively, and $1,059,000 and $1,782,000 in the three months ended June 30, 2003 and 2002, respectively.

The loss from discontinued operations of the media businesses closed is summarized as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	(Unaudited)
Loss from discontinued operations:
Before income taxes	$(1,930)	$(1,752)	$(1,609)	$(750)
Income tax effect	549	83	450	80

	$(1,381)	$(1,669)	$(1,159)	$(670)

Revenue of the media businesses sold amounted to $1,556,000 and $680,000 in the six months ended June 30, 2003 and 2002, respectively, and $260,000 and $252,000 in the three months ended June 30, 2003 and 2002, respectively.

5. Derivative instruments

The Company is a party to a variable forward sales transaction (“Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value will be recorded in the income statement or in other comprehensive income depending on its effectiveness. The Company may borrow up to $70,000,000 under the Forward Transaction. The Forward Transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the Forward Transaction. At June 30, 2003 the derivative portion of the Forward Transaction had a fair market value of $4,131,000, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet. At June 30, 2003, $52,148,000 was outstanding under the Forward Transaction including accrued interest amounting to $5,229,000.

In March 2002, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the broadcast facility. The notional amount of the swap is $65,000,000, which reduces as payments are made on principal outstanding under the broadcast facility, until termination of the contract in March 2004. At June 30, 2003 the fair market value of the swap agreement was a liability of $2,787,000, which is included in other liabilities in the accompanying Condensed Consolidated Balance Sheet.

Changes in the fair market value of the Forward Transaction and the interest rate swap agreement are reported in Net gain on derivative instruments in the accompanying Condensed Consolidated Statement of Operations.

6. Television and radio broadcast rights and other broadcast commitments:

The broadcasting subsidiary acquires television and radio broadcast rights, and at June 30, 2003 has commitments under license agreements amounting to $69,360,000 for future rights to broadcast television and radio programs through 2008, and $10,658,000 in related fees. As these programs will not be available for broadcast until after June 30, 2003, they have been excluded from the financial statements in accordance with provision of Statement of Financial Accounting Standards No. 63, “Financial Reporting by Broadcasters”. In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $12,400,000 through 2007.

7. Income (loss) per share:

Net income (loss) per share represents net income (loss) divided by the weighted average number of shares outstanding during the period. Net income (loss) per share assuming dilution represents net income (loss) divided by the weighted average number of shares outstanding, including the potentially dilutive impact of the stock options and restricted stock rights issued under the Company’s incentive plans. Common stock options and restricted stock rights are converted using the treasury stock method.

The weighted average number of shares outstanding for the six months ended June 30, 2003 was 8,594,479. The dilutive effect of 460 restricted stock rights and options to purchase 494,163 shares are excluded for the six month and three-month periods ended June 30, 2003 because such rights and options were anti-dilutive.

The weighted average number of shares outstanding for the six months ended June 30, 2002 was 8,592,183. The dilutive effect of 1,474 restricted stock rights and options to purchase 442,933 shares are excluded for the six months ended June 30, 2002 because such rights and options were anti-dilutive.

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

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income (loss), as reported	$(7,910)	$(68,611)	$(4,287)	$3,520
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(388)	(416)	(240)	(247)

Adjusted net income (loss)	$(8,298)	$(69,027)	$(4,527)	$3,273

Income (loss) per share:
As reported	$(0.92)	$(7.99)	$(0.50)	$0.41
Adjusted	$(0.97)	$(8.04)	$(0.53)	$0.38
Income (loss) per share assuming dilution:
As reported	$(0.92)	$(7.99)	$(0.50)	$0.41
Adjusted	$(0.97)	$(8.04)	$(0.53)	$0.38

9. Segment information:

The Company operates its continuing operations as three principal business units: broadcasting, media services, and real estate. The Company has previously reported its television and radio operations as one reportable segment called “Broadcasting.” The Company also previously reported Fisher Plaza and the “all other” category as one reportable segment called “Media Services.” The information reported for the six and three-month periods ended June 30, 2002 has been restated to reflect the appropriate reportable segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131) and to reflect reclassification of discontinued operations.

Under the provisions of FAS 131 the Company reports financial data for four reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), real estate, and a remaining “all other” category. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations (excluding the Georgia television stations, which are included in discontinued operations), and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations (excluding the Portland radio stations, which are included in discontinued operations). Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-parties. The real estate reportable segment includes the Company’s proprietary commercial real estate and property management operations. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, which is also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group are included in an “all other” category. The results of operations of Fisher Entertainment LLC and Civia, Inc. are reported as discontinued operations as discussed in Note 4 to the Condensed Consolidated Financial Statements.

Revenue for each reportable segment is as follows:

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
Television	$42,648	$42,218	$22,464	$22,843
Radio	20,962	15,386	13,727	8,254
Fisher Plaza	3,437	2,055	929	989
Real estate	3,811	4,834	1,754	2,468
All other	612	392	318	187
Corporate and eliminations	(318)	(258)	(153)	(69)

	$71,152	$64,627	$39,039	$34,672

Income (loss) from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2003	2002 Restated	2003	2002 Restated
Television	$1,702	$(153)	$2,111	$1,147
Radio	(1,648)	1,223	293	1,192
Fisher Plaza	1,644	923	(408)	353
Real estate	1,131	1,125	448	667
All other	(1,022)	(836)	(271)	(575)
Corporate and eliminations	(3,782)	636	(3,728)	6,021

Total segment income (loss) from continuing operations before income taxes	(1,975)	2,918	(1,555)	8,805
Interest expense	(10,149)	(9,528)	(4,613)	(4,962)

Consolidated income (loss) from continuing operations before income taxes	$(12,124)	$(6,610)	$(6,168)	$3,843

Identifiable assets for each reportable segment are as follows (in thousands):

	June 30 2003	December 31 2002
		Restated
Television	$84,908	$104,500
Radio	51,899	44,818
Fisher Plaza	122,124	119,710
Real estate	46,383	50,993
All other	3,720	18,348
Corporate and eliminations	129,160	143,006

Continuing operations	438,194	481,375
Discontinued operations—net	64,542	64,616

	$502,736	$545,991

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

10. Other commitments:

In connection with a review of strategic alternatives conducted during the fall of 2002 and winter of 2003, the Company entered into agreement with certain officers and employees, which require payments of $3,844,000 in January 2004 if the officers and employees continue their employment until that date. The Company is recognizing the cost of this obligation over the period covered by the agreements and, as of June 30, 2003, $1,978,000 was accrued. General and administrative expenses in the six months ended June 30, 2003 include $1,600,000 related to these agreements. The agreements also provide that if a change in control should occur, certain officers will receive severance payments totaling approximately $2,100,000 as well as health and welfare benefits. The Company will recognize this obligation when it is probable the executives are entitled to the benefits.

11. Subsequent events:

On July 30, 2003, the Company’s real estate subsidiary entered into an asset purchase agreement for the sale of West Lake Union Center and Fisher Business Center, the real estate subsidiary’s two remaining commercial properties. The aggregate purchase price for the sale of the properties is approximately $64 million. Completion of the sale is subject to the satisfaction of customary due diligence and closing conditions. Closing of the transaction is expected to occur in September of 2003. The sale is expected to result in a gain of approximately $20 million, net of income tax effects, producing net proceeds after income taxes and closing costs of approximately $51 million. The Company expects to use the majority of the net proceeds of the sale to reduce outstanding debt.

On August 21, 2003 the Company received a letter from the Nasdaq National Market informing the Company that it is in violation of Nasdaq Rule 4310(c)(14), which requires the Company to file required reports with the Securities and Exchange Commission. Nasdaq has determined that the Company is in violation of this rule as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The Nasdaq letter notes that the Company’s securities could be delisted if it does not request a hearing on the delisting by August 28, 2003. The Company has requested a hearing on the delisting matter, which resulted in an automatic stay of the delisting process. Pending the hearing the Company’s Common Stock is trading on the Nasdaq National Market under the symbol “FSCIE.” After this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is filed, the Company will seek Nasdaq approval to again trade under the symbol “FSCI.”

12. Reclassifications:

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business units during the three- and six-month periods ended June 30, 2003 compared with the corresponding periods in 2002.

On July 30, 2003, the Company’s real estate subsidiary entered into an asset purchase agreement for the sale of West Lake Union Center and Fisher Business Center, the real estate subsidiary’s two remaining commercial properties. The aggregate purchase price for the sale of the properties is approximately $64 million. Completion of the sale is subject to the satisfaction of customary due diligence and closing conditions. Closing of the transaction is expected to occur in September. The sale is expected to result in a gain of approximately $20 million net of income tax effects, producing net proceeds after income taxes and closing costs of approximately $51 million. The Company expects to use the majority of the net proceeds of the sale to reduce outstanding debt.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K/A for the year ended December 31, 2002.

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

RESTATEMENT

Goodwill Impairment—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the company should assess the goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists, with respect to the broadcast operations, of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

As required by the transition provisions of FAS 142, the net loss of $64,373,000 resulting from the reperformed transitional test is recorded as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002. This restatement has no effect on the Company’s previously reported revenues and cash flows; nor does it affect results from operations for the six months ended June 30, 2003.

Retention Bonus—Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain obligations for retention bonuses described in Note 10 to these unaudited condensed consolidated financial statements should have been accrued over the service period specified in the related retention agreements. Accordingly, the Company revised its financial statements for the year ended December 31, 2002 to record an obligation of $389,000 and related tax effects in the fourth quarter of 2002. Net loss for the year ended December 31, 2002 was increased by $248,000. The Company also revised its financial statements for the three months ended March 31, 2003 to record an additional liability of $886,000 and related tax effects. Net loss for the quarter ended March 31, 2003 was increased by $564,000. This adjustment does not impact the six months ended June 30, 2002.

Pension Plan—In addition, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months then ended, the Company concluded that certain pension related expenses should have been recorded in the first quarter of 2003 and in prior periods.

The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003. Certain settlement losses relating to the distribution of plan assets should have been recognized in 2002 and in the first quarter of 2003. In addition, the Company determined that additional pension benefits paid in 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively, the “Pension Adjustments”). The impact of recording the Pension Adjustments also had the effect of reducing Retained Earnings by $433,000 as of December 31, 2002, increasing Accrued Retirement Benefits by $681,000, and reducing Deferred Income Tax Liabilities by $248,000, to reflect the pension liability that should have been recorded as of that date. Pension adjustments to record the additional expense that should have been recognized from January 1, 2000 through December 31, 2002 were recorded in the fourth quarter of 2002 and amounted to $134,000 after taxes. Amounts related to 2000, 2001, and the first three quarters of 2002, totaling $6,000, net of taxes, were not significant in relation to the fourth quarter of 2002 or to the prior periods. The impact of recording the Pension Adjustments for the first quarter of 2003 was an increase in net loss for the quarter by $282,000.

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2002 and the condensed consolidated balance sheet as of December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the six months ended June 30, 2003 showed a consolidated loss of $7,910,000 including loss from discontinued operations amounting to $515,000. Operating results for the six months ended June 30, 2002 showed a consolidated loss of $68,611,000 including loss from discontinued operations amounting to $669,000 and loss amounting to $64,373,000, net of income taxes, from the cumulative effect of a change in accounting principle.

Operating results for the three months ended June 30, 2003 showed consolidated net loss of $4,287,000. Second quarter 2003 results include net loss from discontinued operations of $564,000. Operating results for the three months ended June 30, 2002 showed consolidated net income of $3,520,000 including a net gain on derivative instruments amounting to $6,828,000, before income tax effects. Excluding net after-tax gains on derivative instruments, second quarter results would have been a loss of $785,000.

Revenue

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$42,648,000	1.0%	$42,218,000	$22,464,000	-1.7%	$22,843,000
Radio	20,962,000	36.2%	15,386,000	13,727,000	66.3%	8,254,000
Fisher Plaza	3,437,000	67.3%	2,055,000	929,000	-6.0%	989,000
Real estate	3,811,000	-21.2%	4,834,000	1,754,000	-28.9%	2,468,000
All other	612,000	56.1%	392,000	318,000	69.7%	187,000
Corporate & eliminations	(318,000)	23.0%	(258,000)	(153,000)	121.7%	(69,000)

Consolidated	$71,152,000	10.1%	$64,627,000	$39,039,000	12.6%	$34,672,000

During the six-month period ended June 30, 2003, net revenue for our Seattle television station increased 1.4% while our Portland television station experienced an increase of 1.8%. Our smaller market television operations experienced mixed revenue results with the Oregon and Boise, Idaho smaller market stations reporting decreased revenue of 7.0% and 8.2%, respectively and the Washington and Idaho Falls, Idaho smaller market stations each reporting increased revenues of approximately 15%.

Net revenue at our Seattle television station increased 1% during the second quarter, while our Portland station reported a decrease of 1.3%. Our smaller market television operations experienced mixed revenue results with the Oregon and Boise, Idaho smaller market stations reporting decreased net revenue of 13.4% and 13.8%, respectively and the Washington and Idaho Falls, Idaho smaller market stations reporting increased revenues of 12.2% and 5.3%, respectively.

Compared with the similar periods last year, our television stations generally experienced increased revenue from local advertising and decreased revenue from national and political advertising and paid programming. The comparisons for our Oregon stations are impacted by significant revenue from political advertising reported during 2002. Television revenues are also impacted by the popularity of the programs presented by our network affiliates.

Based on information published by Miller, Kaplan, Arase & Co. (Miller Kaplan), local and national revenue for the overall Seattle spot television market increased 2.9% and overall Portland spot revenue declined 2.7% for the six months ended June 30, 2003. In comparison, our Seattle television station spot revenue was relatively flat while our Portland television station spot revenue decreased 2.2% during the same six-month period.

During the six-month period ended June 30, 2003, our Seattle radio operation experienced a 50.2% increase in net revenue, primarily due to revenue from broadcast of the Seattle Mariners baseball games, under a six-year contract that began with the 2003 baseball season. Miller Kaplan data, which excludes sports revenue, indicates that local and national radio revenues for the Seattle radio market increased 4.5% during the first half of 2003. Excluding sports revenue, local and national revenue for our Seattle radio operations decreased 1.1% for the same period. As a result of increased local and national sales, net revenue increased 9.1% at our small market radio stations in Eastern Washington and Montana.

The revenue increase for Fisher Plaza for the six months ended June 30, 2003 is primarily due to a significant penalty paid by a tenant during the first quarter for early termination of premises agreements. The decline in revenue in the second quarter compared to last year’s second quarter is due in part to the temporary vacancy of the aforementioned tenant until the vacated space was fully occupied in July.

The comparison of real estate revenue is impacted by rents for the Lake Union properties that are included in results for the first six months of 2002, but are not included in 2003 as the property was sold in September 2002. Our real estate subsidiary has agreements to provide certain management and other services to the purchaser of the property. Based on this continuing involvement, the revenue and results of operations from Lake Union through the date the sale closed are reported as continuing operations. The subsidiary also provides management services to other third party clients. Real estate revenue includes management service fees from third party clients amounting to $129,000 and $67,000 in the six and three months ended June 30, 2003, respectively.

Revenue in the all other category is attributable to Fisher Pathways. The increases in revenue during the three- and six-month periods ended June 30, 2003 as compared to the comparable prior year periods are due to increased demand for live news broadcasts over Fisher Pathways’ transmission facilities.

Corporate & eliminations includes the elimination of management fees recognized as revenue by the real estate segment, which are reported as operating expenses by the Fisher Plaza segment. There is no impact on net income as such amounts are eliminated in the Consolidated Financial Statements.

Cost of services sold

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$21,856,000	-3.0%	$22,535,000	$10,977,000	-4.1%	$11,447,000
Radio	11,708,000	109.9%	5,578,000	8,014,000	245.1%	2,323,000
Fisher Plaza	1,363,000	111.3%	645,000	990,000	171.3%	366,000
Real estate	722,000	-13.5%	835,000	381,000	-4.9%	401,000
All other	283,000	36.0%	208,000	138,000	32.5%	105,000
Corporate and eliminations	(114,000)	-124.4%	467,000	(254,000)	-206.6%	239,000

Consolidated	$35,818,000	18.3%	$30,268,000	$20,246,000	36.1%	$14,881,000
Percentage of revenue	50.3%		46.8%	51.9%		42.9%

The cost of services sold consists primarily of costs to acquire, produce, promote, and broadcast television and radio programming, operating costs of Fisher Plaza, and costs to operate the properties held by the real estate segment. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

The decrease in the cost of services sold in the television segment during the three- and six-month periods ended June 30, 2003 as compared to the comparable prior year periods is primarily due to a reduction in the cost of syndicated programming as a result of replacing The Rosie O’Donnell show, which was cancelled in September 2002, with less costly programs. That decline was partially offset by increased engineering and news expenses.

The increase in the cost of services sold in the radio segment during the three- and six-month periods ended June 30, 2003 as compared to the comparable prior year periods is primarily related to increased costs at our Seattle radio operations associated with the broadcast of Seattle Mariners baseball and the 24 hour news format adopted by KOMO AM in the fall of 2002.

The increase in the cost of services sold at Fisher Plaza is due to increased operating costs at that facility, including increases in insurance expense and property taxes, and to lower reimbursement from tenants as a result of a vacancy.

The decline in real estate operating expenses relates primarily to costs of operating the Lake Union properties during the first six months of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

The all other category includes the cost of operations of Fisher Pathways. The operating expense increase is attributable to costs directly associated with increased revenue.

Selling expenses

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$5,347,000	18.8%	$4,501,000	$2,687,000	11.9%	$2,402,000
Radio	6,498,000	54.2%	4,214,000	3,296,000	32.4%	2,489,000
All other	321,000	196.2%	108,000	154,000	224.9%	47,000

Consolidated	$12,166,000	37.9%	$8,823,000	$6,137,000	24.3%	$4,938,000
Percentage of revenue	17.1%		13.7%	15.7%		14.2%

Each of our television stations experienced an increase in selling expenses during the three- and six-month periods ended June 30, 2003 as compared to the comparable prior year periods. The largest increase occurred at KATU TV in Portland, which experienced increased costs for salaries, commissions, advertising, and rating services.

For the radio segment, selling expenses increased significantly at our Seattle Radio operations in connection with a joint sales agreement that became effective in March 2002, and additional sales personnel and other costs related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM.

The increase in selling expenses in the all other category is due to increased marketing efforts for Fisher Plaza by the Media Services corporate group.

General and administrative expenses

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$9,048,000	0.7%	$8,982,000	$4,434,000	-3.2%	$4,582,000
Radio	4,176,000	12.2%	3,721,000	2,049,000	11.5%	1,838,000
Real estate	923,000	-22.9%	1,196,000	416,000	-24.9%	555,000
All other	452,000	-38.6%	737,000	59,000	-88.5%	516,000
Corporate and eliminations	7,364,000	110.3%	3,501,000	4,204,000	125.7%	1,862,000

Consolidated	$21,963,000	21.1%	$18,137,000	$11,162,000	19.3%	$9,353,000
Percentage of revenue	30.9%		28.1%	28.1%		27.0%

The increase in general and administrative expenses at the television segment during the six-month period ended June 30, 2003 as compared to the corresponding prior year period is primarily due to higher medical benefits and other employee-related costs. The segment experienced reductions during the second quarter in a number of expense categories due to emphasis on expense control.

The increase in general and administrative expenses at the radio segment during the three- and six-month periods ended June 30, 2003 as compared to the corresponding prior year periods is primarily attributable to increased payroll taxes and employee benefits at our Seattle radio operations as a result of additional personnel required for the all-news format and broadcast of Seattle Mariners baseball.

The decrease in general and administrative expenses in the real estate segment during the three- and six-month periods ended June 30, 2003 as compared to the corresponding prior year periods is primarily attributable to a decrease in salaries and related costs as a result of staff reductions as the Company continues to reduce its real estate portfolio.

General and administrative expenses in the all other category include the expenses of Fisher Pathways and the Media Services corporate group. The increase during the six-months ended June 30, 2003 as compared to the corresponding prior year periods is primarily attributable to costs incurred to explore and evaluate restructuring alternatives for Fisher Pathways, Fisher Entertainment, and Civia during the first quarter of 2003.

The increase in corporate general and administrative expenses during the three- and six-month periods ended June 30, 2003 as compared to the corresponding prior year periods is primarily related to legal and consulting fees incurred in connection with a review of strategic alternatives that concluded in February 2003, pension plan termination amounting to $700,000, and severance as the result of restructuring amounting to $700,000. Corporate general and administrative expenses in 2003 include $1,600,000 related to agreements with certain officers and employees which are payable in January 2004, including the following amounts relating to other segments: $650,000 television, $350,000 radio, $30,000 real estate, and $70,000 all other.

Depreciation

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$5,805,000	-0.5%	$5,834,000	$2,865,000	-0.2%	$2,871,000
Radio	723,000	76.1%	410,000	354,000	75.1%	202,000
Fisher Plaza	795,000	1.3%	784,000	347,000	-19.0%	429,000
Real estate	1,266,000	-13.3%	1,459,000	648,000	-10.7%	725,000
All other	509,000	321.5%	120,000	238,000	310.3%	58,000
Corporate and eliminations	96,000	-19.3%	119,000	48,000	-18.6%	59,000

Consolidated	$9,194,000	5.4%	$8,726,000	$4,500,000	3.5%	$4,344,000
Percentage of revenue	12.9%		13.5%	11.5%		12.5%

The increase in depreciation at the radio segment during the three- and six-month periods ended June 30, 2003 as compared to the corresponding prior year periods is primarily attributable to capital expenditures made in connection with the relocation of Seattle radio operations to Fisher Plaza in fall of 2002.

The decrease in depreciation at our real estate segment during the three- and six-month periods ended June 30, 2003 as compared to the corresponding prior year periods relates primarily to depreciation of the Lake Union properties during the first half of 2002. Those properties were sold in the fall of 2002 and, therefore, are excluded from 2003 results.

The increase in depreciation in the all other category is attributable to depreciation of web publishing software placed in service late in 2002 by the Media Services corporate group.

Income (Loss) from operations

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
Television	$592,000	61.2%	$367,000	$1,501,000	-2.5%	$1,540,000
Radio	(2,144,000)	-246.5%	1,463,000	14,000	-99.0%	1,402,000
Fisher Plaza	1,280,000	104.4%	626,000	(408,000)	-309.5%	195,000
Real estate	900,000	-33.0%	1,342,000	309,000	-60.7%	787,000
All other	(953,000)	21.9%	(781,000)	(271,000)	-49.6%	(538,000)
Corporate and eliminations	(7,664,000)	76.4%	(4,344,000)	(4,151,000)	86.1%	(2,230,000)

Consolidated	$(7,989,000)		$(1,327,000)	$(3,006,000)		$1,156,000

Income (loss) from operations by segment consists of revenue less operating expenses. In computing income from operations by segment, other income net, net gain on derivative instruments, and equity in operations of equity investees have not been included, and loss from extinguishment of long-term debt, interest expense, and income taxes have not been deducted.

Net gain on derivative instruments

Six months ended June 30		Three months ended June 30
2003	2002	2003	2002
$411,000	$6,103,000	$653,000	$6,828,000

We record derivative instruments as assets and liabilities in our consolidated balance sheet and recognize changes in fair values in our consolidated statement of operations. As described in Note 5 to our unaudited Condensed Consolidated Financial Statements we have two derivative instruments: (i) an interest rate swap, which is included in Other liabilities and (ii) the derivative portion of a variable forward transaction, which is included in Other assets. The fair value of our derivatives is based on quotations from third parties.

During the first six months of 2003, net gain on derivative instruments includes unrealized gain from an increase in the fair value of an interest rate swap agreement amounting to $1,509,000, partially offset by unrealized loss resulting from a decrease in fair value of a variable forward sales transaction amounting to $1,096,000. The second quarter of 2003 includes unrealized gain from an increase in the fair value of an interest rate swap agreement amounting to $857,000, partially offset by unrealized loss resulting from a decrease in fair value of a variable forward sales transaction amounting to $204,000.

The amounts for 2002 include unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $9,677,000 in the first six months of 2002 and $7,637,000 in the second quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $938,000 in the first six months and $809,000 in the second quarter of 2002.

Loss from extinguishment of long-term debt

Six months ended June 30		Three months ended June 30
2003	2002	2003	2002
$ -0-	$(3,264,000)	$ -0-	$ -0-

We repaid certain loans in March 2002 and, as a result, expensed deferred loan costs amounting to $3,264,000.

Other income, net

Six months ended June 30			Three months ended June 30
2003	% Change	2002	2003	% Change	2002
$ 5,601,000	307.6%	$1,374,000	$800,000	1.5%	$788,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the first six months of 2003 as compared to the corresponding prior year period is primarily due to gains on sale of marketable securities amounting to $3,675,000 and interest income from prepayment of an installment note receivable.

Interest expense

Six months ended June 30			Three months ended June 30
2003	% Change	2002	2003	% Change	2002
$10,149,000	6.5%	$9,528,000	$4,613,000	-7.0%	$4,962,000

The increase in interest expense for the six months ended June 30, 2003 as compared to the corresponding prior year period resulted from several factors, including: higher interest rates on some borrowings; higher interest paid under an interest rate swap agreement; and a premium paid in February 2003 in connection with prepayment of certain long-term debt. Interest capitalized in connection with the Fisher Plaza project amounted to $1,546,000 and $1,027,000 during the six months ended June 30, 2003 and 2002, respectively. Interest capitalized for the three months ended June 30, 2003 and 2002 was $877,000 and $628,000, respectively.

Provision for federal and state income taxes (benefit)

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	$(4,729,000)	$(3,041,000)	$(2,445,000)	$397,000
Effective tax rate	39.0%	46.0%	39.6%	10.3%

The provision for federal and state income taxes varies directly with pre-tax income. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income (loss)

Six months ended June 30		Three months ended June 30
2003	2002	2003	2002
$(402,000)	$2,169,000	$625,000	$(2,202,000)

Other comprehensive income (loss) is net of income taxes, and primarily includes unrealized gain or loss on our marketable securities. The 2003 amount also includes an adjustment to a minimum pension liability relating to a defined benefit pension plan that was terminated in 2003. During a portion of 2002, the effective portion of the change in fair value of an interest rate swap agreement is also included. Other comprehensive income or losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

During the six months ended June 30, 2003, the value of our marketable securities increased $1,212,000, net of tax. Also during the period, we realized gain amounting to $2,024,000, net of tax, from sale of our investment in Weyerhaeuser Company common stock.

At June 30, 2003, our marketable securities consisted of 3,002,376 shares of SAFECO Corporation. The per share market price of SAFECO Corporation common stock was as follows

December 31, 2002	$34.67	December 31, 2001	$31.15
March 31, 2003	$34.97	March 31, 2002	$32.04
June 30, 2003	$35.29	June 30, 2002	$30.89

During the period from January 1, 2002 through March 21, 2002, we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt in March of 2002, the swap agreement was terminated and the remaining negative fair market value of $2,636,000 ($1,713,000 net of tax benefit) was reclassified to operations.

During the six months ended June 30, 2003 we also recorded changes in our additional minimum pension liability amounting to $410,000, net of income taxes, in connection with one of our defined benefit pension plans that was finally settled in 2003.

Liquidity and Capital Resources

As of June 30, 2003, we had working capital of $26,466,000 and cash and short-term cash investments totaling $9,854,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements primarily through operating activities. As of June 30, 2003, approximately $36,000,000 is available under existing credit facilities.

Net cash provided by operating activities during the six months ended June 30, 2003 was $168,000. Net cash provided by or used in operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $15,012,000, including restricted cash of $12,778,000 that became available for general corporate purposes during the first quarter, proceeds from sale of marketable securities of $5,169,000 and proceeds from collection of an installment note receivable of $3,185,000, all reduced by $5,794,000 invested for purchase of property, plant and equipment (including the Fisher Plaza project) and purchase of a radio station license. Net cash used in financing activities was $28,841,000, primarily for payments on borrowing agreements and mortgage loans.

As of June 30, 2003, future maturities of notes payable and long-term debt, and obligations for television and radio broadcast rights are as follows (in thousands):

	Notes Payable and Long-Term Debt	Broadcast Rights
2003	$4,161	$5,191
2004	8,784	42
2005	85,770	79
2006	45,252	21
2007	26,117
Thereafter	97,038

	$267,122	$5,333

Our broadcasting subsidiary acquires television and radio broadcast rights, and at June 30, 2003 has commitments under license agreements amounting to $69,360,000 for future rights to broadcast television and radio programs through 2008, and $10,658,000 in related fees. As these programs will not be available for broadcast until after June 30, 2003, they have been excluded from the financial statements in accordance with provision of Statement of Financial Accounting Standards No. 63. “Financial Reporting by Broadcasters”. In addition, our broadcasting subsidiary has commitments under a Joint Sales Agreement totaling $12,400,000 through 2007.

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

We continue to implement a restructuring of our corporate enterprise. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits, or whether our Company will be able to fully integrate our broadcast communications and other operations. Because we do not control all aspects of the proposed sales or shut down activities we cannot assure you that all such activities will occur. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in a number of areas, including professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs, which we are unable to predict at this time. Our proposed restructuring involves the upstream merger of Fisher Broadcasting Company into Fisher Communications. We may determine that there are regulatory or contractual restrictions that may cause us to choose not to consummate this merger.

Our proposed sale of the Georgia television stations, the Portland radio stations, and the commercial property assets and property management operations of Fisher Properties may not take place.

In January 2003, we announced that we executed agreements to sell our Georgia television stations to a third party. We subsequently announced that we executed an agreement to sell our Portland radio station to a different third party. We may be unable to close the sale of the Georgia stations or the Portland stations or the sales may not take place on the same terms that were previously announced, if we do not obtain FCC approval or other necessary consents. Informal objections to the applications seeking consent to the assignment of licenses for the Georgia and Portland stations were filed with the FCC, which may delay or prevent us from closing the sale of the stations. Also, if changes in the FCC’s multiple ownership rules, which were adopted by the FCC on June 2, 2003, but stayed by the Courts on September 3, 2003, are implemented, it may be necessary for the proposed buyer of the Portland stations to take steps to sell one of its existing radio holdings in the Portland radio market in order to obtain FCC consent to the transaction. While the buyer submitted an application in August 2003 to dispose of one of its existing radio stations, there is no assurance that this will be approved by the FCC or actually consummated on a timely basis, if at all. In August 2003 we announced that we entered into an agreement to sell the remaining commercial real estate properties held by our real estate subsidiary. The sale of the two commercial properties is subject to closing conditions, including customary due diligence, and may not occur, or may not occur on the terms (including aggregate purchase price) previously described by us, if those closing conditions are not satisfied.

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

In addition, our debt instruments contain covenants that require us to maintain certain financial ratios. If we are unable to generate sufficient revenue and are unable to reduce expenses we may be deemed in breach these covenants, which could result in an acceleration of our debt.

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

Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. The syndicator for several of our talk radio programs recently acquired radio stations in the Seattle market, and competes with our Seattle radio stations. We can give no assurance that we will be able to retain the rights to such programs once our current contracts for these programs expire. We were recently notified by this syndicator that it was canceling the agreement for one of the most popular programs broadcast by one of our stations. We cannot predict the effect of this cancellation on our revenues, cash flows, or results of operations.

The FCC recently adopted modifications to its national and local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. If the rules are implemented as adopted, large broadcast groups would be allowed to expand further their ownership on a national basis, a single entity would be permitted to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. As a result of the rules change, our existing operations could face increased competition from entities with significantly greater resources, and greater economies of scale, than Fisher Broadcasting. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets which we serve. There are several proposals pending in Congress to modify or repeal the new FCC rules, several parties have filed petitions seeking FCC reconsideration of the new rules, and a number of Notices of Appeal have been filed seeking court review of the rules, On September 3, 2003, the United States Court of Appeals for the Third Circuit issued an Order staying the effectiveness of the new media ownership rules pending review on appeal. On September 5, 2003, the FCC issued an order placing a freeze until further notice on the filing of all applications on certain FCC forms used to obtain consent to the construction or modification of radio and television stations or the assignment or transfer of control of such stations. We cannot predict when the freeze will be lifted or whether or when the new rules will be implemented as adopted, modified, reversed by the Courts or repealed in their entirety.

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

We converted one of our Seattle radio stations, KOMO AM, to an “all news” format which has higher costs than the previous format. If we are unable to successfully increase the number of listeners, our margins could be adversely affected. In March 2002, we entered into a joint sales agreement with KING FM, which is owned and operated by a third-party. Our success in selling advertising under this agreement is closely tied to the station’s programming performance, which is not under our control. If the station’s ratings performance does not improve consistently, it will harm our ability to recoup our costs and generate a profit from this agreement.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The new ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

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

On October 1, 2002, each of Fisher Broadcasting’s television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2003 through December 31, 2005. We elected retransmission consent status with respect to a number of key cable systems. We have granted temporary permission for such cable systems to continue to retransmit the signal of the station involved while a retransmission consent agreement is under negotiation. We have executed retransmission consent agreements with several major systems in the Seattle and Portland television markets granting major cable systems permission to carry our local analog television stations on those cable systems, but we are in continuing negotiations with other systems in the Seattle and Portland markets, as well as with cable systems in markets served by our other television stations. There is no assurance, however, that retransmission consent agreements can be negotiated successfully with any cable system. If we cannot reach agreement regarding the terms under which a station will be retransmitted by a cable system, the cable system will be prohibited by law from continuing to carry the signal of that station. This could have an adverse effect on the ability of the public to receive the signal of the affected station, ultimately resulting in reduced audience share and advertising revenue.

A write-down of goodwill to comply with new accounting standards would harm our operating results.

Approximately $38 million (excluding amounts classified as held for sale), or 8% of our total assets as of June 30, 2003, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of FAS 142 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

The completion of any future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon a transaction opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as we deems appropriate. At June 30, 2003, the fair value of our fixed-rate debt is estimated to be approximately $1,000,000 greater than the carrying amount of $90,511,000. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at June 30, 2003, amounted to $1,589,000 on our fixed rate debt.

We also had $176,411,000 in variable-rate debt outstanding at June 30, 2003. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $996,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (“Broadcast Facility”). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. At June 30, 2003, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $2,787,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $33,000 at June 30, 2003. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are included in Net gain on derivative instruments in the accompanying Condensed Consolidated Statement of Operations.

Marketable Securities Exposure

The fair value of our investments in marketable securities at June 30, 2003 was $105,954,000. Marketable securities consist of 3,002,376 shares of SAFECO Corporation, which is reported on the NASDAQ securities market. As of June 30, 2003, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,595,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of June 30, 2003, 3,000,000 shares of SAFECO Corporation stock owned by the Company were pledged as collateral under a variable forward sales transaction with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of June 30, 2003 the derivative portion of the Forward Transaction had a fair market value of $4,131,000, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheet. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $7,700,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $250,000. A hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $410,000.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held April 24, 2003.

The four nominees elected to the Board of Directors for three-year terms expiring in 2006 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes For	Votes Withheld
James W. Cannon	6,815,529	234,786
Phelps K. Fisher	5,795,797	1,254,518
Jacklyn F. Meurk	6,748,758	301,557
Jerry A. St. Dennis	6,895,463	154,852

Continuing as Directors are Carol H. Fratt, Donald G. Graham, Jr., Donald G. Graham, III, and William W. Krippaehne, Jr., whose terms expire in 2004, and Jean F. McTavish, George F Warren, and William W. Warren, Jr., whose terms expire in 2005. In August 2003, Ms. Meurk and Ms. McTavish announced their retirement from the Company’s Board of Directors.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting—Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC.

10.1

Second Amendment To Credit Agreement, dated as of June 27, 2003, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A report on Form 8-K dated April 23, 2003 was filed with the Commission announcing first quarter operating results.

A report on Form 8-K dated April 25, 2003 was filed with the Commission announcing the results of its 2003 Annual Meeting of Shareholders, the retirement of Donald G. Graham, Jr., as Chairman of the Board of Directors and the elimination of certain executive officer positions as part of Fisher Communications’ ongoing restructuring process.

A report on Form 8-K dated May 29, 2003 was filed with the Commission announcing the signing of an agreement for the sale of the broadcasting subsidiary’s two Portland, Oregon radio stations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated September 12, 2003	/s/ DAVID D. HILLARD
David D. Hillard Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting—Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC.

10.1

Second Amendment To Credit Agreement, dated as of June 27, 2003, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.