Form 10-Q/A
period 2003-03-31
FISHER COMMUNICATIONS INC
filed 2003-11-14
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

PART I

FINANCIAL INFORMATION

Explanatory Note: This Amendment No. 2 of our Quarterly Report on Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting to recognize a gain in the first quarter of 2003 on sale of real estate. This amendment also sets forth restated financial statements and revised related disclosures contained in Amendment No. 1 of our Quarterly Report on Form 10-Q (“Amendment No. 1”) as a result of revised accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, accrual of certain obligations for retention bonuses, recognition of additional obligations and settlement losses relating to a pension plan which is in the process of termination, a change in the reporting of segment information, and reclassification of certain amounts within the condensed consolidated statements of cash flows. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatements. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatements. This amendment of our Quarterly Report on Form 10-Q also incorporates the revisions to Part I, Item 4 – Controls and Procedures that were initially included in Amendment No. 1. Amendment No. 1 and this amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 amend and restate only those items of the original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 which have been affected by the restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment or Amendment No. 1 to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatements, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31
	2003 Restated	2002 Restated
(in thousands, except per share amounts)
(Unaudited)
Revenue	$34,794	$31,855
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $3,625 and $3,875, respectively)	17,494	16,191
Selling expenses	6,366	4,345
General and administrative expenses	11,487	10,335
Depreciation	4,799	4,480

	40,146	35,351

Loss from operations	(5,352)	(3,496)
Net loss on derivative instruments	(242)	(725)
Loss from extinguishment of long-term debt		(3,264)
Other income, net	5,864	586
Equity in operations of equity investees	4	(1)
Interest expense	(5,536)	(4,566)

Loss from continuing operations before income taxes	(5,262)	(11,466)
Provision for federal and state income taxes (benefit)	(2,015)	(3,432)

Loss from continuing operations	(3,247)	(8,034)
Income from discontinued operations, net of income tax:
Real estate operations sold		12
Georgia television stations	301	264

Loss before cumulative effect of change in accounting principle	(2,946)	(7,758)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net loss	$(2,946)	$(72,131)

Income (loss) per share:
From continuing operations	$(0.38)	$(0.94)
From discontinued operations	0.04	0.04
Cumulative effect of change in accounting principle		(7.50)

Net loss per share	$(0.34)	$(8.40)

Income (loss) per share assuming dilution:
From continuing operations	$(0.38)	$(0.94)
From discontinued operations	0.04	0.04
Cumulative effect of change in accounting principle		(7.50)

Net loss per share assuming dilution	$(0.34)	$(8.40)

Weighted average shares outstanding	8,594	8,592
Weighted average shares outstanding assuming dilution	8,594	8,592

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31 2003 Restated	December 31 2002 Restated
(in thousands, except share and per share amounts)
(Unaudited)

ASSETS

Current Assets
Cash and short-term cash investments	$14,063	$23,515
Restricted cash		12,778
Receivables	23,580	30,943
Prepaid income taxes		4,425
Prepaid expenses	8,189	6,200
Television and radio broadcast rights	5,802	7,884
Current assets held for sale	3,693	2,161

Total current assets	55,327	87,906

Marketable Securities, at market value	104,993	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,942	13,876
Television and radio broadcast rights	5,175	5,253
Goodwill, net	66,586	66,586
Intangible assets	765
Investments in equity investees	2,926	2,922
Other	12,318	17,971
Noncurrent assets held for sale	32,073	32,361

	133,785	138,969

Property, Plant and Equipment, net	209,941	211,764

	$504,046	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$7,681	$6,448
Trade accounts payable	4,084	4,851
Accrued payroll and related benefits	8,792	6,719
Television and radio broadcast rights payable	3,658	6,179
Other current liabilities	2,036	2,041
Current liabilities held for sale	2,569	1,236

Total current liabilities	28,820	27,474

Long-term Debt, net of current maturities	258,424	286,159

Other Liabilities
Accrued retirement benefits	17,517	19,093
Deferred income taxes	25,082	33,116
Television and radio broadcast rights payable, long-term portion	168	111
Other liabilities	4,821	6,563
Other liabilities held for sale	450	740

	48,038	59,623

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,594,060	10,743	10,743
Capital in excess of par	3,488	3,488
Deferred compensation	(9)	(11)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	67,583	69,020
Minimum pension liability	(1,773)	(2,183)
Retained earnings	88,732	91,678

	168,764	172,735

	$504,046	$545,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31
	2003 Restated	2002 Restated
(in thousands)
(Unaudited)

Cash flows from operating activities
Net loss	$(2,946)	$(72,131)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,956	4,984
Noncurrent deferred income taxes	(7,526)	(25,889)
Cumulative effect of change in accounting principle		99,035
Equity in operations of equity investees	(4)	1
Gain on sale of marketable securities	(3,675)
Gain on sale of real estate	(1,425)
Amortization of deferred loan costs	(76)
Increase in fair value of derivative instruments		(2,040)
Loss from extinguishment of debt		3,264
Net loss from discontinued operations
Amortization of television and radio broadcast rights	2,991	4,179
Payments for television and radio broadcast rights	(4,014)	(2,992)
Other	1,231	67
Change in operating assets and liabilities
Receivables	7,608	6,836
Prepaid income taxes	5,680	(11,115)
Prepaid expenses	(1,977)	(1,694)
Cash value of life insurance and retirement deposits	(65)	(227)
Other assets	(1,487)	(338)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	1,299	(619)
Accrued retirement benefits	(945)	(8)
Other liabilities	1,068	2,057

Net cash provided by operating activities	693	3,370

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	111
Proceeds from sale of marketable securities	5,169
Proceeds from collection of installment note receivable	3,185
Restricted cash	12,778
Purchase of property, plant and equipment	(3,013)	(11,535)

Net cash provided by (used in) investing activities	18,230	(11,535)

Cash flows from financing activities
Net payments under notes payable	(122)	(8,259)
Borrowings under borrowing agreements and mortgage loans		245,403
Payments on borrowing agreements and mortgage loans	(28,178)	(220,073)
Payment of deferred loan costs	(75)	(4,770)
Cash dividends paid		(2,234)

Net cash provided by (used in) financing activities	(28,375)	10,067

Net increase (decrease) in cash and short-term cash investments	(9,452)	1,902
Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$14,063	$5,470

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended March 31
	2003 Restated	2002 Restated
(in thousands)
(Unaudited)

Net loss	$(2,946)	$(72,131)

Other comprehensive income:
Unrealized gain on marketable securities	904	3,254
Effect of income taxes	(317)	(1,139)

Net gain on interest rate swap		835
Effect of income taxes		(292)

Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)

Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090

Adjustment to minimum pension liability	630
Effect of income taxes	(220)

Comprehensive loss	$(3,973)	$(67,760)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Fisher Communications, Inc.’s principal wholly-owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K/A for the year ended December 31, 2002 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2. Restatement

Gain on Sale of Real Estate - The Company’s real estate subsidiary did not properly record in the first quarter of 2003 a gain resulting from a sale of real estate. Because a substantial portion of the proceeds from a real estate sale that occurred in 2000 were in the form of an installment note, a portion of the gain on that sale was deferred and was to be recognized as the note was collected. The balance of the note was received in full in March 2003, and the previously deferred gain (included in Other liabilities) amounting to $1,063,000 should have been recognized in income at that time. The Company has revised its financial statements for the three months ended March 31, 2003 to include the gain on the sale, net of income taxes, in its results of operations. Accordingly, net loss for the three months ended March 31, 2003 was decreased by $677,000.

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

Cash Flows – Proceeds from sale of marketable securities amounting to $5,169,000 and proceeds from collection of an installment note receivable from the sale of real estate amounting to $3,185,000, originally included in cash flows provided by operating activities, have been reclassified to cash provided by investing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2003. This reclassification has no effect on net income or loss, but decreased cash flows from operating activities by $8,354,000 and increased cash flows from investing activities by the same amount.

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

A summary of the significant effects of the restatements on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2003 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2003
Loss from continuing operations	$(3,078)	$(169)	$(3,247)
Income (loss) from discontinued operations, net of income tax	(18,297)	18,598	301

Net loss	$(21,375)	$18,429	$(2,946)

Loss per share (basic and assuming dilution)
From continuing operations	$(0.36)	$(0.02)	$(0.38)
From discontinued operations	(2.13)	2.17	0.04

Net loss	$(2.49)	$2.15	$(0.34)

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

A summary of the significant effects of the restatements on the Company’s condensed consolidated balance sheet as of March 31, 2003 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended March 31, 2003
Assets
Prepaid income taxes	$4,905	$(4,905)
Goodwill, net	$134,161	$(67,575)	$66,586
Noncurrent assets held for sale	$29,920	$2,153	$32,073
Total assets	$574,373	$(70,327)	$504,046

Liabilities
Accrued payroll and other benefits	$7,517	$1,275	$8,792
Accrued retirement benefits	$17,024	$493	$17,517
Deferred income taxes	$49,899	$(24,817)	$25,082
Other liabilities	$5,884	$(1,063)	$4,821

Stockholders’ equity
Accumulated other comprehensive income - minimum pension liability	$(2,183)	$410	$(1,773)
Retained earnings	$135,357	$(46,625)	$88,732
Total stockholders’ equity	$214,979	$(46,215)	$168,764

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

	Three months ended March 31
	2003	2002
	(Unaudited)
Net loss, as restated	$(2,946)	$(72,131)
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(148)	(169)

Adjusted net loss	$(3,094)	$(72,300)

Loss per share:
As restated	$(0.34)	$(8.40)
Adjusted	$(0.36)	$(8.42)

Loss per share assuming dilution:
As restated	$(0.34)	$(8.40)
Adjusted	$(0.36)	$(8.42)

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

Revenue for each reportable segment is as follows (in thousands):

	Three months ended March 31
	2003	2002
	(Unaudited)
Television	$20,185	$19,375
Radio	8,619	8,604
Fisher Plaza	2,508	1,067
Real estate	2,057	2,365
All other	1,590	633
Corporate and eliminations	(165)	(189)

	$34,794	$31,855

Intersegment revenue is reflected in the corporate and eliminations category in the table above.

Income (loss) from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Three months ended March 31
	2003 Restated	2002 Restated
	(Unaudited)
Television	$(409)	$(1,300)
Radio	(1,989)	20
Fisher Plaza	1,732	449
Real estate	2,030	580
All other	(1,088)	(1,263)
Corporate and eliminations	(2)	(5,386)

Total segment income (loss) from continuing operations before income taxes	274	(6,900)
Interest expense	(5,536)	(4,566)

Consolidated loss from continuing operations before income taxes	$(5,262)	$(11,466)

Identifiable assets for each segment are as follows (in thousands):

	March 31 2003 Restated	December 31 2002 Restated
	(Unaudited)
Television	$89,057	$104,500
Radio	73,882	44,818
Fisher Plaza	120,791	119,710
Real estate	48,702	50,993
All other	4,675	18,348
Corporate and eliminations	131,175	143,006

Continuing operations	468,282	481,375
Discontinued operations, net	35,764	64,616

	$504,046	$545,991

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

RESTATEMENT

Gain on Sale of Real Estate - The Company’s real estate subsidiary did not properly record in the first quarter of 2003 a gain resulting from a sale of real estate. Because a substantial portion of the proceeds from a real estate sale that occurred in 2000 were in the form of an installment note, a portion of the gain on that sale was deferred and was to be recognized as the note was collected. The balance of the note was received in full in March 2003, and the previously deferred gain (included in Other liabilities) amounting to $1,063,000 should have been recognized in income at that time. The Company has revised its financial statements for the three months ended March 31, 2003 to include the gain on the sale, net of income taxes, in its results of operations. Accordingly, net loss for the three months ended March 31, 2003 was decreased by $677,000.

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

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatements on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002.

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

Cash Flows – Proceeds from sale of marketable securities amounting to $5,169,000 and proceeds from collection of an installment note receivable from the sale of real estate amounting to $3,185,000, originally included in cash flows provided by operating activities, have been reclassified to cash provided by investing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2003. This reclassification has no effect on net income or loss, but decreased cash flows from operating activities by $8,354,000 and increased cash flows from investing activities by the same amount.

CONSOLIDATED RESULTS OF OPERATIONS

As restated, operating results for the three months ended March 31, 2003 showed a consolidated loss of $2,946,000 including income from discontinued operations amounting to $301,000. As restated, net loss for the three months ended March 31, 2002 was $72,131,000 including an after-tax charge of $64,373,000 representing the cumulative effect of change in accounting principle, and income from discontinued operations amounting to $276,000.

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

Other income, net

Three months ended March 31	2003	2002
	$5,864,000	$586,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The amount for the first quarter of 2003 also includes gains on sale of marketable securities amounting to $3,675,000 and a gain from sale of real estate totaling $1,425,000.

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

Provision for federal and state income taxes (benefit)

Three months ended March 31	2003	% Change	2002
	$(2,015,000)	-30.0%	$(3,432,000)
Effective tax rate	38.0%		29.9%

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

As of March 31, 2003, future maturities of notes payable and long-term debt, and television and radio broadcast rights are as follows (in thousands):

	Notes Payable and Long-Term Debt	Broadcast Rights
2003	$5,886	$3,658
2004	8,776	68
2005	86,467	79
2006	44,822	21
2007	22,367
Thereafter	97,787

	$266,105	$3,826

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

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	*	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting – Georgia, LLC, and Southeastern Media Holdings, Inc.

3.1	*	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1	*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2	*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from an original report on Form 10-Q filed on May 15, 2003.

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

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated November 14, 2003	/s/ David D. Hillard
David D. Hillard
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting – Georgia, LLC, and Southeastern Media Holdings, Inc.

3.1*	Bylaws of Fisher Communications, Inc., as amended on April 24, 2003.

10.1*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

10.2*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our original report on Form 10-Q filed on May 15, 2003.