Form 10-Q/A
period 2003-06-30
FISHER COMMUNICATIONS INC
filed 2003-11-14
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QA

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

PART I

FINANCIAL INFORMATION

Explanatory Note: This amendment of our Quarterly Report on Form 10-Q of Fisher Communications, Inc. sets forth restated financial statements and revised related disclosures as a result of revised accounting to recognize a gain in the first quarter of 2003 on sale of real estate. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatement. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statement of Operations: Three and six months (restated) ended June 30, 2003 and 2002.

2.	Condensed Consolidated Balance Sheet (restated): June 30, 2003 and December 31, 2002.

3.	Condensed Consolidated Statement of Cash Flows (restated): Six months ended June 30, 2003 and 2002.

4.	Condensed Consolidated Statement of Comprehensive Income (restated): Three and six months ended June 30, 2003 and 2002.

5.	Notes to Condensed Consolidated Financial Statements.

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2003 Restated	2002 Restated	2003	2002
(in thousands, except per share amounts)
(Unaudited)
Revenue	$71,152	$64,627	$39,039	$34,672

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $8,317, $7,622, $4,073, and $3,813, respectively)	35,818	30,268	20,246	14,881
Selling expenses	12,166	8,823	6,137	4,938
General and administrative expenses	21,963	18,137	11,162	9,353
Depreciation	9,194	8,726	4,500	4,344

	79,141	65,954	42,045	33,516

Income (loss) from operations	(7,989)	(1,327)	(3,006)	1,156

Net gain on derivative instruments	411	6,103	653	6,828

Loss from extinguishment of long-term debt		(3,264)

Other income, net	6,664	1,374	800	788

Equity in operations of equity investees	2	32	(2)	33

Interest expense	(10,149)	(9,528)	(4,613)	(4,962)

Income (loss) from continuing operations before income taxes	(11,061)	(6,610)	(6,168)	3,843
Provision for federal and state income taxes (benefit)	(4,343)	(3,041)	(2,445)	397

Income (loss) from continuing operations	(6,718)	(3,569)	(3,723)	3,446

Income (loss) from discontinued operations, net of income tax:
Real estate operations sold		4		(8)
Georgia television stations held for sale	884	670	583	406
Portland radio stations held for sale	(18)	326	12	346
Media Services operations closed	(1,381)	(1,669)	(1,159)	(670)

Income (loss) before cumulative effect of change in accounting principle	(7,233)	(4,238)	(4,287)	3,520

Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net income (loss)	$(7,233)	$(68,611)	$(4,287)	$3,520

Income (loss) per share:
From continuing operations	$(0.78)	$(0.41)	$(0.43)	$0.40
From discontinued operations	(0.06)	(0.08)	(0.07)	0.01
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share	$(0.84)	$(7.99)	$(0.50)	$0.41

Income (loss) per share assuming dilution:
From continuing operations	$(0.78)	$(0.41)	$(0.43)	$0.40
From discontinued operations	(0.06)	(0.08)	(0.07)	0.01
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share assuming dilution	$(0.84)	$(7.99)	$(0.50)	$0.41

Weighted average shares outstanding	8,594	8,592	8,595	8,593

Weighted average shares outstanding assuming dilution	8,594	8,592	8,595	8,613

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30 2003 Restated	December 31 2002 Restated
(in thousands, except share and per share amounts)
(Unaudited)
ASSETS

Current Assets
Cash and short-term cash investments	$9,854	$23,515
Restricted cash		12,778
Receivables	29,062	30,943
Prepaid income taxes		4,425
Prepaid expenses	7,523	6,200
Television and radio broadcast rights	6,816	7,884
Assets held for sale	2,503	2,161

Total current assets	55,758	87,906

Marketable Securities, at market value	105,954	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,965	13,876
Television and radio broadcast rights	4,582	5,253
Goodwill, net	38,354	38,354
Intangible assets	1,232	765
Investments in equity investees	2,925	2,922
Other	11,957	17,206
Assets held for sale	62,039	62,457

	135,054	140,833

Property, Plant and Equipment, net	205,970	209,900

	$502,736	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$8,274	$6,448
Trade accounts payable	3,659	4,851
Accrued payroll and related benefits	9,653	6,719
Television and radio broadcast rights payable	5,191	6,179
Other current liabilities	1,328	2,041
Liabilities held for sale	1,187	1,236

Total current liabilities	29,292	27,474

Long-term Debt, net of current maturities	258,848	286,159

Other Liabilities
Accrued retirement benefits	17,361	19,093
Deferred income taxes	27,563	33,116
Television and radio broadcast rights payable, long-term portion	142	111
Other liabilities	4,023	6,563
Liabilities held for sale	398	740

	49,487	59,623

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,595,288 in 2003 and 8,594,060 in 2002	10,744	10,743
Capital in excess of par	3,490	3,488
Deferred compensation	(5)	(11)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	68,208	69,020
Minimum pension liability	(1,773)	(2,183)
Retained earnings	84,445	91,678

	165,109	172,735

	$502,736	$545,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2003 Restated	2002 Restated
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(7,233)	$(68,611)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	9,452	9,944
Noncurrent deferred income taxes	(5,116)	(22,626)
Cumulative effect of change in accounting principle		99,035
Equity in operations of equity investees	(2)	(32)
Gain on sale of marketable securities	(3,675)
Gain on sales of real estate	(1,555)
Amortization of deferred loan costs	569
Increase in fair value of derivative instruments	(411)	(8,739)
Loss from extinguishment of debt		3,264
Amortization of television and radio broadcast rights	10,156	7,857
Payments for television and radio broadcast rights	(10,047)	(13,657)
Other	418	(833)

Change in operating assets and liabilities
Receivables	2,046	4,269
Prepaid income taxes	4,424	3,210
Prepaid expenses	(1,276)	(1,821)
Cash value of life insurance and retirement deposits	(89)	(301)
Other assets	1,377	636
Trade accounts payable, accrued payroll and related benefits and other current liabilities	1,029	(709)
Accrued retirement benefits	(1,732)	(93)
Other liabilities	1,833	3,788

Net cash provided by operating activities	168	14,581

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment	141	376
Proceeds from sale of marketable securities	5,169
Proceeds from collection of installment note receivable	3,185
Restricted cash	12,778
Purchase of radio station license	(467)
Purchase of property, plant and equipment	(5,794)	(21,562)

Net cash provided by (used in) investing activities	15,012	(21,186)

Cash flows from financing activities
Net payments under notes payable	(122)	(8,259)
Borrowings under borrowing agreements and mortgage loans		255,131
Payments on borrowing agreements and mortgage loans	(28,258)	(222,461)
Payment of deferred loan costs	(465)	(5,053)
Proceeds from exercise of stock options	4	21
Cash dividends paid		(4,468)

Net cash provided by (used in) financing activities	(28,841)	14,911

Net increase (decrease) in cash and short-term cash investments	(13,661)	8,306

Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$9,854	$11,874

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2003 Restated	2002 Restated	2003	2002
(in thousands)
(Unaudited)
Net income (loss)	$(7,233)	$(68,611)	$(4,287)	$3,520

Other comprehensive income (loss):
Unrealized gain on marketable securities	1,865	(134)	961	(3,388)
Effect of income taxes	(653)	47	(336)	1,186

Net gain on interest rate swap		835
Effect of income taxes		(292)

Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)

Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090

Adjustment to minimum pension liability,	630
Effect of income taxes	(220)

Comprehensive income (loss)	$(7,635)	$(66,442)	$(3,662)	$1,318

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

2. Restatement

Gain on Sale of Real Estate - The Company’s real estate subsidiary did not properly record in the first quarter of 2003 a gain resulting from a sale of real estate. Because a substantial portion of the proceeds from a real estate sale that occurred in 2000 were in the form of an installment note, a portion of the gain on that sale was deferred and was to be recognized as the note was collected. The balance of the note was received in full in March 2003, and the previously deferred gain (included in Other liabilities) amounting to $1,063,000 should have been recognized in income at that time. The Company has revised its financial statements for the six months ended June 30, 2003 to include the gain on the sale, net of income taxes, in its results of operations. Accordingly, net loss for the six months ended June 30, 2003 was decreased by $677,000. This adjustment did not impact the three months ended June 30, 2003.

A summary of the significant effects of the restatement on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2003 is as follows (in thousands, except per share amounts):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2003
Loss from continuing operations	$(7,395)	$677	$(6,718)
Loss from discontinued operations, net of income tax	(515)		(515)

Net loss	$(7,910)	$677	$(7,233)

Loss per share (basic and assuming dilution)
Loss from continuing operations	$(0.86)	$0.08	$(0.78)
Loss from discontinued operations	$(0.06)		(0.06)

Net loss	$(0.92)	$0.08	$(0.84)

A summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of June 30, 2003 is as follows (in thousands):

	As originally reported	Adjustments	As restated in Form 10-Q for period ended June 30, 2003
Liabilities
Deferred income taxes	$27,177	$386	$27,563
Other liabilities	$5,086	$(1,063)	$4,023

Stockholders’ equity
Retained earnings	$83,768	$677	$84,445
Total stockholders’ equity	$164,432	$677	$165,109

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company commencing with the first quarter of the 2003 fiscal year. Disclosures required by FAS 148 are provided in Note 8 to these condensed financial statements. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation plans.

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

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income (loss), as reported	$(7,233)	$(68,611)	$(4,287)	$3,520
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(388)	(416)	(240)	(247)

Adjusted net income (loss)	$(7,621)	$(69,027)	$(4,527)	$3,273

Income (loss) per share:
As reported	$(0.84)	$(7.99)	$(0.50)	$0.41
Adjusted	$(0.89)	$(8.04)	$(0.53)	$0.38

Income (loss) per share assuming dilution:
As reported	$(0.84)	$(7.99)	$(0.50)	$0.41
Adjusted	$(0.89)	$(8.04)	$(0.53)	$0.38

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

Revenue for each reportable segment is as follows:

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
Television	$42,648	$42,218	$22,464	$22,843
Radio	20,962	15,386	13,727	8,254
Fisher Plaza	3,437	2,055	929	989
Real estate	3,811	4,834	1,754	2,468
All other	612	392	318	187
Corporate and eliminations	(318)	(258)	(153)	(69)

	$71,152	$64,627	$39,039	$34,672

Income (loss) from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2003 Restated	2002 Restated	2003	2002 Restated
Television	$1,702	$(153)	$2,111	$1,147
Radio	(1,648)	1,223	293	1,192
Fisher Plaza	1,644	923	(408)	353
Real estate	2,194	1,125	448	667
All other	(1,022)	(836)	(271)	(575)
Corporate and eliminations	(3,782)	636	(3,728)	6,021

Total segment income (loss) from continuing operations before income taxes	(912)	2,918	(1,555)	8,805
Interest expense	(10,149)	(9,528)	(4,613)	(4,962)

Consolidated income (loss) from continuing operations before income taxes	$(11,061)	$(6,610)	$(6,168)	$3,843

Identifiable assets for each reportable segment are as follows (in thousands):

	June 30 2003	December 31 2002 Restated
Television	$84,908	$104,500
Radio	51,899	44,818
Fisher Plaza	122,124	119,710
Real estate	46,383	50,993
All other	3,720	18,348
Corporate and eliminations	129,160	143,006

Continuing operations	438,194	481,375
Discontinued operations - net	64,542	64,616

	$502,736	$545,991

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

RESTATEMENT

Gain on Sale of Real Estate - The Company’s real estate subsidiary did not properly record in the first quarter of 2003 a gain resulting from a sale of real estate. Because a substantial portion of the proceeds from a real estate sale that occurred in 2000 were in the form of an installment note, a portion of the gain on that sale was deferred and was to be recognized as the note was collected. The balance of the note was received in full in March 2003, and the previously deferred gain (included in Other liabilities) amounting to $1,063,000 should have been recognized in income at that time. The Company has revised its financial statements for the six months ended June 30, 2003 to include the gain on the sale, net of income taxes, in its results of operations. Accordingly, net loss for the six months ended June 30, 2003 was decreased by $677,000. This adjustment did not impact the three months ended June 30, 2003.

Goodwill Impairment – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. Upon the adoption of FAS 142, the Company, with the concurrence of its independent auditors, concluded there was no impairment of goodwill. Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, the Company and the independent auditors determined that in performing the Company’s initial impairment test, the level (reporting unit) at which the company should assess the goodwill for impairment had been incorrectly identified. The Company has determined that the impairment test should have been conducted at the operating segment level, which consists, with respect to the broadcast operations, of the Company’s ten television and radio station groups. As a result of the reassessment of the reporting unit, the Company reperformed the first step of the transitional impairment test, which indicated that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes). The required annual impairment test was also reperformed based on the new determination of reporting units, resulting in no further impairment.

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

See Note 2 to the condensed consolidated financial statements for a summary of the significant effects of the restatements on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2003 and 2002, and the condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the six months ended June 30, 2003 showed a consolidated loss of $7,233,000 including loss from discontinued operations amounting to $515,000. Operating results for the six months ended June 30, 2002 showed a consolidated loss of $68,611,000 including loss from discontinued operations amounting to $669,000 and loss amounting to $64,373,000, net of income taxes, from the cumulative effect of a change in accounting principle.

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

Loss from extinguishment of long-term debt

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	$ -0-	$(3,264,000)	$-0-	$-0-

We repaid certain loans in March 2002 and, as a result, expensed deferred loan costs amounting to $3,264,000.

Other income, net

	Six months ended June 30			Three months ended June 30
	2003	% Change	2002	2003	% Change	2002
	$6,664,000	385.0%	$1,374,000	$800,000	1.5%	$788,000

Other income, net includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the first six months of 2003 as compared to the corresponding prior year period is primarily due to gains on sale of marketable securities amounting to $3,675,000 and a gain from sales of real estate totaling $1,555,000.

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

Provision for federal and state income taxes (benefit)

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
	$(4,343,000)	$(3,041,000)	$(2,445,000)	$397,000
Effective tax rate	39.3%	46.0%	39.6%	10.3%

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	*	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting – Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC.

10.1	*	Second Amendment To Credit Agreement, dated as of June 27, 2003, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from an original report on Form 10-Q filed on September 15, 2003.

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

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated November 14, 2003	/s/ David D. Hillard
David D. Hillard
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.2*	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting – Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC.

10.2*	Second Amendment To Credit Agreement, dated as of June 27, 2003, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from an original report on Form 10-Q filed on September 15, 2003.