Form 10-Q
period 2003-09-30
FISHER COMMUNICATIONS INC
filed 2003-11-14
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $1.25 par value, outstanding as of October 31, 2003: 8,608,288

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2003 and 2002

2.	Condensed Consolidated Balance Sheets: September 30, 2003 and December 31, 2002

3.	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2003 and 2002

4.	Condensed Consolidated Statements of Comprehensive Income (Loss): Three and nine months ended September 30, 2003 and 2002

5.	Notes to Condensed Consolidated Financial Statements

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
Revenue	$103,858	$90,219	$36,226	$30,183

Costs and expenses

Cost of services sold (exclusive of depreciation reported separately below, amounting to $10,691, $10,269, $3,561, and $3,973, respectively	54,108	44,164	19,006	14,731
Selling expenses	19,082	13,979	6,916	5,156
General and administrative expenses	30,666	26,967	9,626	10,027
Depreciation	11,787	11,775	3,859	4,509

	115,643	96,885	39,407	34,423

Loss from operations	(11,785)	(6,666)	(3,181)	(4,240)

Net gain on derivative instruments	460	7,592	49	1,489

Loss from extinguishment of long-term debt		(3,264)

Other income, net	5,737	7,536	651	6,188

Equity in operations of equity investee	9	45	7	13

Interest expense, net	(9,023)	(8,101)	(2,811)	(2,816)

Income (loss) from continuing operations before income taxes	(14,602)	(2,858)	(5,285)	634

Provision (benefit) for federal and state income taxes	(5,829)	(1,317)	(2,007)	152

Income (loss) from continuing operations	(8,773)	(1,541)	(3,278)	482

Income (loss) from discontinued operations, net of income tax:
Real estate operations sold and held for sale	(336)	151	(382)	29
Property management business held for sale	(234)	(1,287)	(350)	(508)
Milling business		(500)		(500)
Georgia television stations held for sale	281	(40)	148	64
Portland radio stations held for sale	(897)	(543)	(245)	(214)
Media Services operations closed	(1,572)	(1,396)	(191)	(271)

Loss before cumulative effect of change in accounting principle	(11,531)	(5,156)	(4,298)	(918)

Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net loss	$(11,531)	$(69,529)	$(4,298)	$(918)

Income (loss) per share:
From continuing operations	$(1.02)	$(0.18)	$(0.38)	$0.06
From discontinued operations	(0.32)	(0.42)	(0.12)	(0.16)
Cumulative effect of change in accounting principle		(7.50)

Net loss per share	$(1.34)	$(8.10)	$(0.50)	$(0.10)

Income (loss) per share assuming dilution:
From continuing operations	$(1.02)	$(0.18)	$(0.38)	$0.06
From discontinued operations	(0.32)	(0.42)	(0.12)	(0.16)
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share assuming dilution	$(1.34)	$(8.10)	$(0.50)	$(0.10)

Weighted average shares outstanding	8,595	8,593	8,597	8,594

Weighted average shares outstanding assuming dilution	8,595	8,593	8,597	8,615

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts) (Unaudited)	September 30 2003	December 31 2002
ASSETS

Current Assets
Cash and short-term cash investments	$10,182	$23,515
Restricted cash		12,778
Receivables	28,468	30,943
Deferred income taxes	7,956	6,034
Prepaid expenses	4,888	4,376
Television and radio broadcast rights	8,601	7,146
Assets held for sale	2,645	3,114

Total current assets	62,740	87,906

Marketable Securities, at market value	106,133	107,352

Other Assets
Cash value of life insurance and retirement deposits	13,978	13,876
Television and radio broadcast rights	4,566	5,253
Goodwill, net	38,354	38,354
Intangible assets	1,232	765
Investments in equity investee	2,807	2,922
Other	10,262	16,416
Assets held for sale	109,153	108,129

	180,352	185,715

Property, Plant and Equipment, net	161,258	165,018

	$510,483	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$7,151	$4,821
Trade accounts payable	4,654	4,607
Accrued payroll and related benefits	10,241	6,719
Television and radio broadcast rights payable	8,234	6,179
Other current liabilities	1,275	1,553
Liabilities of businesses held for sale	3,372	3,595

Total current liabilities	34,927	27,474

Long-term Debt, net of current maturities	224,651	248,459

Other Liabilities
Accrued retirement benefits	17,656	19,093
Deferred income taxes	31,450	33,116
Television and radio broadcast rights payable, long-term portion	110	111
Other liabilities	2,661	6,163
Liabilities of businesses held for sale	37,541	38,840

	89,418	97,323

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,608,288 in 2003 and 8,594,060 in 2002	10,760	10,743
Capital in excess of par	4,030	3,488
Deferred compensation	(2)	(11)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	68,325	69,020
Minimum pension liability	(1,773)	(2,183)
Retained earnings	80,147	91,678

	161,487	172,735

	$510,483	$545,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)	Nine months ended September 30
	2003	2002
Cash flows from operating activities
Net loss	$(11,531)	$(69,529)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	14,055	15,759
Deferred income taxes	(3,214)	(20,010)
Cumulative effect of change in accounting principle		99,035
Gain on sales of real estate	(1,555)	(5,511)
Equity in operations of equity investee	(9)	(45)
Increase in fair value of derivative instruments	(460)	(10,228)
Gain on sale of marketable securities	(3,675)
Amortization of deferred loan costs	861	704
Loss from extinguishment of debt		3,264
Amortization of television and radio broadcast rights	17,009	11,168
Payments for television and radio broadcast rights	(15,670)	(16,188)
Other	519	140

Change in operating assets and liabilities
Receivables	2,832	5,279
Prepaid expenses	(674)	(1,579)
Cash value of life insurance and retirement deposits	(102)	(1,130)
Other assets	1,223	245
Trade accounts payable, accrued payroll and related benefits and other current liabilities	3,146	169
Accrued retirement benefits	(1,437)	1,248
Other liabilities	1,940	4,604

Net cash provided by operating activities	3,258	17,395

Cash flows from investing activities
Proceeds from sale of discontinued milling business assets		2,800
Proceeds from sale of real estate and property, plant and equipment	136	13,210
Proceeds from sale of marketable securities	5,169
Proceeds from collection of note receivable	3,185
Dividends from equity investee	125
Restricted cash	12,778	(15,146)
Purchase of radio station license	(467)
Purchase of property, plant and equipment	(10,771)	(30,892)

Net cash provided by (used in) investing activities	10,155	(30,028)

Cash flows from financing activities
Net payments under notes payable	(828)	(8,474)
Borrowings under borrowing agreements and mortgage loans		268,131
Net payments on borrowing agreements and mortgage loans	(25,794)	(233,039)
Payment of deferred loan costs	(614)	(5,090)
Proceeds from exercise of stock options	490	21
Cash dividends paid		(4,468)

Net cash provided by (used in) financing activities	(26,746)	17,081

Net increase (decrease) in cash and short-term cash investments	(13,333)	4,448

Cash and short-term cash investments, beginning of period	23,515	3,568

Cash and short-term cash investments, end of period	$10,182	$8,016

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)	Nine months ended September 30		Three months ended Setpember 30
	2003	2002	2003	2002
Net loss	$(11,531)	$(69,529)	$(4,298)	$(918)

Other comprehensive income (loss):
Unrealized gain on marketable securities	2,045	1,209	180	1,343
Effect of income taxes	(716)	(423)	(63)	(470)

Net gain on interest rate swap		835
Effect of income taxes		(292)
Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)

Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090

Adjustment to minimum pension liability,	630
Effect of income taxes	(220)

	(285)	3,042	117	873

Comprehensive loss	$(11,816)	$(66,487)	$(4,181)	$(45)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company, Fisher Media Services Company, and Fisher Properties Inc. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2. New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements and became effective for the Company’s 2003 financial statements. Accordingly, a loss from extinguishment of long-term debt reported as an extraordinary item in the 2002 financial statements has been reclassified to continuing operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company commencing with the first quarter of the 2003 fiscal year. Disclosures required by SFAS 148 are provided in Note 7 to these condensed consolidated financial statements. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation plans.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. The Company has certain legal obligations, principally related to leases on locations used for broadcast system assets, which fall within the scope of SFAS 143. These legal obligations include a responsibility to remediate the leased sites on which these assets are located. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. For public entities, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

3. Discontinued Operations

The Company’s real estate subsidiary concluded the sale of one industrial property in October 2002, three industrial properties in December 2002, certain remaining real estate holdings in May 2003, and its final two commercial office properties in October 2003. The Company intends to discontinue the property management operations conducted by the real estate subsidiary through sale or other transfer of the remaining property management contracts to a third party.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to finality of the Federal Communications Commission (“FCC”) approval dated October 3, 2003 and satisfaction of other customary closing conditions. The sale is expected to be completed in the fourth quarter of 2003.

On May 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Portland, Oregon radio stations, KWJJ-FM and KOTK-AM, for a purchase price of $44 million. Completion of the sale is subject to satisfaction of customary closing conditions. The sale is expected to be completed in the fourth quarter of 2003.

In connection with the Company’s restructuring, two of the businesses operated by the Company’s Media Services subsidiary, Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”), ceased operations during the second quarter of 2003, and those businesses were closed.

The aforementioned real estate properties that were sold in 2002 and October 2003, the pending sale or closure of property management operations, the pending sale of the Company’s Georgia and Portland stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flow of those components have been or will be eliminated from the ongoing operations of the Company as a result of the disposal, and the Company does not have (or will not have) any significant involvement in the operations of those components after the disposal transaction. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of these components are reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003. The prior-year results of operations for these components have been reclassified to conform to the 2003 presentation.

In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” the income (loss) from discontinued operations of certain of these components includes an allocation of interest expense relating to corporate debt that is required to be repaid from the net proceeds from sales, in addition to interest expense relating to mortgage loans on the properties held for sale. This corporate debt has not been reclassified in the accompanying Condensed Consolidated Balance Sheets; however, mortgage obligations that relate to properties held for sale have been reclassified to Liabilities of businesses held for sale.

Operational data for discontinued real estate properties is summarized as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Revenue	$4,821	$8,435	$1,428	$2,791

Income (loss) from discontinued operations:
Before income taxes	$14	$1,091	$(419)	$318
Income tax effect	(5)	(404)	152	(118)

	9	687	(267)	200
Corporate interest allocation, net of income taxes	(345)	(536)	(115)	(171)

	$(336)	$151	$(382)	$29

The corporate interest allocation is based on an estimated $14 million in net proceeds (after estimated income taxes, closing costs, reimbursement from the buyer of certain other items, and retirement of mortgage obligations) that will be used to pay down corporate debt as a result of the October 2003 sale of real estate properties. The corporate interest allocation calculation for the 2002 periods also includes $6.2 million used to pay down corporate debt resulting from the fourth-quarter 2002 sales of real estate properties.

Gain on sale of the real estate sold in October and December 2002 amounted to $7,203,000 after income taxes, and was reported in the fourth quarter of 2002.

Operational data for the property management operations is summarized as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Revenue	$272	$1,160	$145	$299

Income (loss) from discontinued operations:
Before income taxes	$(122)	$(1,777)	$(470)	$(695)
Income tax effect	(112)	490	120	187

	$(234)	$(1,287)	$(350)	$(508)

Operational data for the Georgia television stations to be sold is summarized as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Revenue	$6,346	$6,245	$2,061	$2,194

Income (loss) from discontinued operations:
Before income taxes	$2,161	$1,798	$801	$731
Income tax effect	(756)	(667)	(280)	(270)

	1,405	1,131	521	461
Corporate interest allocation, net of income taxes	(1,124)	(1,171)	(373)	(397)

	$281	$(40)	$148	$64

The corporate interest allocation is based on an estimated $41 million in net proceeds (including estimated working capital at closing, net of estimated closing costs) that will be used to pay down corporate debt as a result of the pending sale.

Operational data for the Portland radio stations to be sold is summarized as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Revenue	$2,460	$4,880	$16	$1,626

Income (loss) from discontinued operations:
Before income taxes	$84	$739	$113	$194
Income tax effect	(31)	(292)	(42)	(73)

	53	447	71	121
Corporate interest allocation, net of income taxes	(950)	(990)	(316)	(335)

	$(897)	$(543)	$(245)	$(214)

Upon signing the agreement to sell the Portland radio stations, the Company entered into an agreement whereby the buyer operates the radio stations under a separate agreement prior to closing the transaction and remits monthly amounts specified in the contract. Such payments commenced in June 2003 and totaled $467,000 and $567,000, respectively, in the three- and nine-month periods ended September 2003; these amounts are included within Income from discontinued operations but are not reported as revenue in the table shown above.

The corporate interest allocation is based on an estimated $35 million in net proceeds (after estimated income taxes and closing costs) that will be used to pay down corporate debt as a result of the pending sale.

Operational data for the media businesses closed is summarized as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Revenue	$1,556	$1,216		$536

Loss from discontinued operations:
Before income taxes	$(2,234)	$(2,154)	$(304)	$(402)
Income tax effect	662	758	113	131

	$(1,572)	$(1,396)	$(191)	$(271)

As required by SFAS 144, assets and liabilities relating to the two real estate properties sold in October 2003, the pending sale or closure of property management operations, the Georgia television stations, and the Portland radio stations are classified as held for sale in the accompanying condensed consolidated financial statements.

During 2001 substantially all of the assets and working capital used in the Company’s flour milling and food distributions operations were sold. In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations were sold. Net proceeds from the sale were $2,800,000. During the quarter ended September 30, 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $500,000, net of $269,000 in income taxes.

4. Derivative Instruments

The Company is a party to a variable forward sales transaction (“Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value would be recorded in the income statement or in other comprehensive income depending on its effectiveness. The Company may borrow up to $70,000,000 under the Forward Transaction. The Forward Transaction will mature in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date will be determined based on the market value of SAFECO common stock on such maturity date. Although the Company will have the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the present rate must be paid to the financial institution that is a party to the Forward Transaction. At September 30, 2003 the derivative portion of the Forward Transaction had a fair market value of $3,223,000, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2003, $58,187,000 was outstanding under the Forward Transaction including accrued interest amounting to $6,596,000.

In March 2002, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast facility. The notional amount of the swap is $63,675,000, which reduces as payments are made on principal outstanding under the broadcast facility, until termination of the contract in March 2004. At September 30, 2003 the fair market value of the swap agreement was a liability of $1,831,000, which is included in other liabilities in the accompanying Condensed Consolidated Balance Sheet.

Changes in the fair market value of the Forward Transaction and the interest rate swap agreement are reported in Net gain on derivative instruments in the accompanying Condensed Consolidated Statements of Operations.

5. Television and Radio Broadcast Rights and Other Broadcast Commitments

The broadcasting subsidiary acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased audience for other programming, and strength of the advertising market. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether losses are expected over the life of the contract.

At September 30, 2003 the broadcasting subsidiary has commitments under license agreements amounting to $71,967,000 for future rights to broadcast television and radio programs through 2008, and $10,334,000 in related fees. As these programs will not be available for broadcast until after September 30, 2003, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $11,768,000 through 2007.

6. Income (loss) Per Share

Net income (loss) per share represents net income (loss) divided by the weighted average number of shares outstanding during the period. Net income (loss) per share assuming dilution represents net income (loss) divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options and restricted stock rights issued under the Company’s incentive plans. Stock options and restricted stock rights are converted using the treasury stock method.

The weighted average number of shares outstanding for the nine- and three-month periods ended September 30, 2003 was 8,595,190 and 8,596,596, respectively. The dilutive effect of 460 restricted stock rights and options to purchase 456,623 shares are excluded for the nine-month and three-month periods ended September 30, 2003 because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the nine- and three-month periods ended September 30, 2002 was 8,592,818 and 8,594,060, respectively. The dilutive effect of 1,474 restricted stock rights and options to purchase 442,933 shares are excluded for the nine months ended September 30, 2002 because such rights and options were anti-dilutive. For the three months ended September 30, 2002, weighted average shares outstanding assuming dilution includes 21,053 weighted average shares for the dilutive effect of stock options and restricted stock rights.

7. Stock-Based Compensation

The Company accounts for common stock options and restricted common stock rights in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation is generally reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the third quarter of 2003, the Company recognized stock-based compensation expense of $77,000, net of tax, relating to the acceleration of certain stock options specified in the severance agreement of a former Company executive.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net loss, as reported	$(11,531)	$(69,529)	$(4,298)	$(918)
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(641)	(619)	(253)	(203)

Adjusted net income (loss)	$(12,172)	$(70,148)	$(4,551)	$(1,121)

Loss per share:
As reported	$(1.34)	$(8.10)	$(0.50)	$(0.10)
Adjusted	$(1.41)	$(8.17)	$(0.53)	$(0.12)

Loss per share, assuming dilution:
As reported	$(1.34)	$(8.10)	$(0.50)	$(0.10)
Adjusted	$(1.41)	$(8.17)	$(0.53)	$(0.12)

8. Segment Information

The Company operates its continuing operations as two principal business units: broadcasting and media services. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports financial data for three reportable segments: television, radio (included in the broadcasting business unit), Fisher Plaza (included in the media services business unit), and a remaining “all other” category. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations (excluding the Georgia television stations, which are included in discontinued operations), and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations (excluding the Portland radio stations, which are included in discontinued operations). Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, which is also included in the media services business unit, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category. The results of operations of the Company’s commercial real estate and property management operations, as well as Fisher Entertainment and Civia, are reported as discontinued operations as discussed in Note 3 to the condensed consolidated financial statements.

Revenue for each reportable segment is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
Television	$63,227	$62,743	$20,579	$20,525
Radio	35,273	23,800	14,311	8,414
Fisher Plaza	4,496	3,061	1,059	1,006
All other	901	641	289	249
Corporate and eliminations	(39)	(26)	(12)	(11)

	$103,858	$90,219	$36,226	$30,183

Income (loss) from continuing operations before interest and income taxes for each reportable segment is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
Television	$2,712	$(1,610)	$1,009	$(1,457)
Radio	(1,337)	277	311	(947)
Fisher Plaza	2,009	1,116	335	490
All other	(1,764)	4,185	(429)	4,967
Corporate and eliminations	(7,199)	1,275	(3,700)	397

Total segment income (loss) from continuing operations before income taxes	(5,579)	5,243	(2,474)	3,450
Interest expense	(9,023)	(8,101)	(2,811)	(2,816)

Consolidated income (loss) from continuing operations before income taxes	$(14,602)	$(2,858)	$(5,285)	$634

Identifiable assets for each reportable segment are as follows (in thousands):

	September 30 2003	December 31 2002

Television	$95,398	$103,762
Radio	47,707	44,818
Fisher Plaza	124,225	119,710
All other	3,692	18,348
Corporate and eliminations	127,663	148,110

Continuing operations	398,685	434,748

Discontinued operations - net	111,798	111,243

	$510,483	$545,991

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

9. Other Commitments

In connection with a review of strategic alternatives conducted during the fall of 2002 and winter of 2003, the Company entered into agreement with certain officers and employees, which require payments of $3,844,000 in January 2004 if the officers and employees continue their employment until that date. The Company is recognizing the cost of this obligation over the period covered by the agreements and, as of September 30, 2003, $2,839,000 was accrued. General and administrative expenses in the nine months ended September 30, 2003 include $2,450,000 related to these agreements. The agreements also provide that if a change in control should occur, certain officers will receive additional severance payments totaling approximately $2,100,000 as well as health and welfare benefits. The Company would recognize this obligation when it is probable the executives are entitled to such benefits.

10. Subsequent and Other Events

On July 30, 2003, the Company’s real estate subsidiary entered into an asset purchase agreement for the sale of West Lake Union Center and Fisher Business Center, the real estate subsidiary’s two remaining commercial properties. The sale closed in October 2003. The aggregate purchase price for the sale of the properties was $62 million, and the sale produced proceeds, after income taxes, closing costs and reimbursement from the buyer of certain other items, of approximately $52 million. The Company used the proceeds of the sale to retire the mortgages on the properties sold and to reduce other corporate debt.

On August 21, 2003 the Company received a letter from The Nasdaq National Market informing the Company that it was in violation of Nasdaq Rule 4310(c)(14), which requires the Company to file required reports with the Securities and Exchange Commission. Nasdaq had determined that the Company was in violation of this rule as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. On September 15, 2003, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. On September 16, 2003, the Company received notification from Nasdaq that the Company had evidenced compliance with the filing requirements and all other requirements necessary for its continued listing on The Nasdaq National Market.

11. Reclassifications

Certain prior-period balances have been reclassified to conform to the current-period presentation. Such reclassifications had no effect on net loss or stockholders’ equity.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as ‘aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results,” and those discussed in our annual report on Form 10-K/A for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”,” our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three- and nine-month periods ended September 30, 2003 compared with the corresponding periods in 2002.

On July 30, 2003, the Company’s real estate subsidiary entered into an asset purchase agreement for the sale of West Lake Union Center and Fisher Business Center, the real estate subsidiary’s two remaining commercial properties. The sale closed in October 2003. The aggregate purchase price for the sale of the properties was $62 million, and the sale produced proceeds, after income taxes, closing costs and reimbursement from the buyer of certain other items, of approximately $52 million. The Company used the proceeds of the sale to retire the mortgages on the properties sold and to reduce other corporate debt. The Company intends to discontinue the property management operations conducted by the real estate subsidiary through sale or other transfer of the remaining property management contracts to a third party; therefore, all real estate operations are presented as discontinued operations in the Company’s condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies are presented below. We also have other accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K/A for the year ended December 31, 2002.

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

Television and radio broadcast rights. Television and radio broadcast rights are recorded as assets at the gross amount of the related obligations when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered noncurrent. The costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement. Costs of programs which are not available for broadcast are not recorded as assets and are disclosed as commitments.

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

Accounting for derivative instruments. We utilize an interest rate swap in the management of our variable rate exposure on corporate debt. The interest rate swap is held at fair value, with the change in fair value being recorded in our results of operations.

We have entered into a variable forward sales transaction with a financial institution. Our obligations under this Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by us. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in our results of operations. We may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value would be recorded in the operating results or in other comprehensive income, depending on its effectiveness.

Goodwill and long-lived assets. Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired, and is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, which we adopted as of January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units, with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations prepared by third-party valuation consultants that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses) are tested for impairment on an annual basis by applying a fair-value-based test as required by SFAS 142. Our evaluations of fair values include analyses based on the future cash flows to be generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset determined is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is based primarily on future discounted cash flows. In estimating these future cash flows we use projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If we determine that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value, primarily determined based on discounted cash flows. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and result in a future impairment of the involved assets which could have a material effect on our future results of operations.

Pension benefits. We maintain a noncontributory supplemental retirement program for key management. We also maintained a qualified defined benefit plan covering our non-broadcasting employees, which ceased accruing benefits in 2001 with plan assets distributed to participants between 2001 and the first half of 2003. The cost of these plans is reported and accounted for in accordance with Financial Accounting Standards Board Statements 87, 88 and 132. These Statements require significant assumptions regarding discount rates, salary increases and asset returns. We believe that our estimates are reasonable for these key actuarial assumptions; however future actual results will likely differ from our estimates, and these differences could materially affect our future results of operation either unfavorably or favorably.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$63,227	0.8%	$62,743	$20,579	0.3%	$20,525
Radio	35,273	48.2%	23,800	14,311	70.1%	8,414
Fisher Plaza	4,496	46.9%	3,061	1,059	5.3%	1,006
All other	901	40.6%	641	289	16.1%	249
Corporate and eliminations	(39)	50.0%	(26)	(12)	9.1%	(11)

Consolidated	$103,858	15.1%	$90,219	$36,226	20.0%	$30,183

Television and radio revenues fluctuate based on various factors, including the popularity of our programming, overall economic trends nationally and in the specific economies in which we operate, the success of our sales and promotional efforts, the actions of our competitors, as well as the level of national and local political advertising during any period.

Television revenues for the nine months ended September 30, 2003 increased modestly in comparison to the same period in 2002 due primarily to overall increased local advertising at our Seattle, Portland, Washington (smaller-market), and Idaho Falls television stations, offset somewhat by lower local advertising revenues from other stations and overall lower political advertising revenues at all television stations. We also experienced overall lower revenue from national advertising and paid-programming in comparison to the nine months ended September 30, 2002.

During the nine-month period ended September 30, 2003, net revenue for our Seattle television station increased 1.4%, while our Portland television station experienced an increase of 0.9%. Our smaller-market television operations experienced mixed revenue results with the Oregon and Boise, Idaho smaller-market stations reporting decreased revenue of 7.2% and 8.3%, respectively and the Washington and Idaho Falls smaller-market stations each reporting increased revenues of 15.2% and 13.1%, respectively.

Net revenue at our Seattle television station increased 1.4% during the third quarter of 2003, while our Portland station reported a decrease of 1.1%, both in comparison to the third quarter of 2002. Our smaller-market television operations experienced mixed revenue results with the Oregon and Boise, Idaho smaller-market stations reporting decreased net revenue of 7.7% and 8.6%, respectively, and the Washington and Idaho Falls smaller-market stations reporting increased revenues of 14.4% and 9.2%, respectively, in comparison to the three months ended September 30, 2002.

Based on information published by Miller, Kaplan, Arase & Co. LLP (Miller Kaplan), local and national revenue for the overall Seattle spot television market increased 4.2% and overall Portland spot revenue increased 0.6% for the nine months ended September 30, 2003, in comparison to the nine months ended September 30, 2002. In comparison, our Seattle television station spot revenue increased 1.2% while our Portland television station spot revenue decreased 3.4% during the same nine-month periods.

During the nine-month period ended September 30, 2003, our Seattle radio operation experienced a 67.8% increase in net revenue, as compared to the same period in 2002, due primarily to revenue from broadcast of the Seattle Mariners baseball games under a six-year contract that began with the 2003 baseball season. Miller Kaplan data, which excludes sports revenue, indicates that local and national radio revenues for the Seattle radio market increased 2.9% during the first nine months of 2003. Excluding sports revenue, local and national revenue for our Seattle radio operations decreased 2.6% for the same period. As a result of increased local and national sales, net revenue increased 8.8% at our smaller-market radio stations in Eastern Washington and Montana in the first nine months of 2003, as compared to the same period in 2002.

The increase in Radio revenues for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is due primarily to the contract to broadcast Seattle Mariners baseball games.

The revenue increase for Fisher Plaza for the nine months ended September 30, 2003 is primarily due to a significant penalty paid by a tenant during the first quarter of 2003 for early termination of premises agreements.

Revenue in the all other category is attributable to Fisher Pathways. The increases in revenue during the three- and nine-month periods ended September 30, 2003, as compared to the same periods in 2002, are due primarily to increased demand for Fisher Pathways’ transmission and studio facilities.

Cost of services sold

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$32,525	-4.7%	$34,116	$10,669	-7.9%	$11,581
Radio	19,545	133.5%	8,372	7,837	180.4%	2,795
Fisher Plaza	1,277	70.0%	751	307	189.6%	106
All other	389	25.9%	309	106	5.0%	101
Corporate and eliminations	372	-39.6%	616	87	-41.2%	148

Consolidated	$54,108	22.5%	$44,164	$19,006	29.0%	$14,731

Percentage of revenue	52.1%		49.0%	52.5%		48.8%

The cost of services sold consists primarily of costs to acquire, produce, promote, and broadcast television and radio programming, and operating costs of Fisher Plaza. These costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

The decrease in the cost of services sold in the television segment during the three- and nine-month periods ended September 30, 2003, as compared to the comparable prior-year periods, is primarily due to a reduction in the cost of syndicated programming as a result of replacing The Rosie O’Donnell show with less costly programs and lower costs for other syndicated programs. That decline was partially offset by increased engineering and news expenses.

The increase in the cost of services sold in the radio segment during the three- and nine-month periods ended September 30, 2003, as compared to the comparable prior-year periods, is primarily related to increased costs at our Seattle radio operations associated with the broadcast of Seattle Mariners baseball and the 24-hour news format adopted by KOMO AM in the fall of 2002.

The increase in the year-to-date 2003 cost of services sold at Fisher Plaza, as compared to the 2002 year-to-date amount, is due primarily to increased operating costs at that facility, including increases in insurance expense and property taxes, and to lower reimbursement from tenants as a result of a vacancy.

The all other category includes the cost of operations of Fisher Pathways. These expenses increased primarily due to costs associated with increased revenue.

Selling expenses

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$8,218	19.6%	$6,871	$2,871	21.1%	$2,370
Radio	10,428	49.9%	6,957	3,930	43.3%	2,743
All other	436	188.7%	151	115	167.4%	43

Consolidated	$19,082	36.5%	$13,979	$6,916	34.1%	$5,156

Percentage of revenue	18.4%		15.5%	19.1%		17.1%

Nearly all of our television stations experienced an increase in selling expenses during the three- and nine-month periods ended September 30, 2003, as compared to the comparable prior-year periods. The largest increase occurred at our Portland station, which experienced increased costs for salaries, commissions, advertising, and rating services. Our Seattle television station also experienced increases in consulting and salaries in comparison to the 2002 periods.

For the radio segment, selling expenses increased significantly at our Seattle radio operations for the three- and nine-month periods ended September 30, 2003, in comparison to the same period in 2002, due primarily to additional sales personnel and other costs related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM and a joint sales agreement that became effective in March 2002.

The increase in selling expenses in the all other category is due to increased marketing efforts for Fisher Plaza by the media services corporate group.

General and administrative expenses

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$13,031	-5.8%	$13,839	$3,983	-18.0%	$4,857
Radio	6,286	-3.4%	6,507	2,109	-24.3%	2,786
All other	1,109	0.6%	1,102	263	-27.9%	365
Corporate and eliminations	10,240	85.5%	5,519	3,271	62.0%	2,019

Consolidated	$30,666	13.7%	$26,967	$9,626	-4.0%	$10,027

Percentage of revenue	29.5%		29.9%	26.6%		33.2%

The decline in general and administrative expenses at the television segment during the three- and nine-month periods ended September 30, 2003, as compared to the corresponding prior-year periods, is primarily due to the Company’s focus on expense control.

The decline in general and administrative expenses at the radio segment during the three- and nine-month periods ended September 30, 2003, as compared to the corresponding prior-year periods, is also primarily attributable to the corporate-wide focus on controlling costs. The overall decreases were offset somewhat by increased payroll taxes and employee benefits at our Seattle radio operations as a result of additional personnel required for the all-news format and broadcast of Seattle Mariners baseball.

The increase in corporate general and administrative expenses during the nine-month period ended September 30, 2003, as compared to the corresponding prior-year period, is primarily related to legal and consulting fees incurred in connection with a review of strategic alternatives that concluded in February 2003, pension plan termination expenses incurred in the first half of 2003, severance as the result of restructuring, and fees and expenses relating to the restatement of our financial statements during the summer of 2003. Corporate general and administrative expenses in the first nine months of 2003 also include $2,450,000 related to agreements with certain officers and employees which are payable in January 2004, including the following amounts relating to other segments: $825,000 television, $480,000 radio, and $120,000 all other. The increase in corporate general and administrative expenses during the three months ended September 30, 2003, in comparison to the corresponding period in 2002, is primarily attributable to the aforementioned agreements with certain officers and employees, for which third-quarter 2003 expense was $861,000, and fees and expenses relating to the restatement of our financial statements during the summer of 2003, partially offset by lower costs for salaries.

Depreciation

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$8,537	-1.6%	$8,675	$2,732	-3.9%	$2,842
Radio	1,152	-12.6%	1,318	429	-52.8%	908
Fisher Plaza	1,210	1.3%	1,194	415	1.2%	410
All other	744	83.3%	406	235	-17.5%	285
Corporate and eliminations	144	-20.9%	182	48	-25.0%	64

Consolidated	$11,787	0.1%	$11,775	$3,859	-14.4%	$4,509

Percentage of revenue	11.3%		13.1%	10.7%		14.9%

The decrease in depreciation at the radio segment during the three- and nine-month periods ended September 30, 2003, as compared to the corresponding prior-year periods, is primarily attributable to the relocation of Seattle radio operations to Fisher Plaza in the fall of 2002 and a corresponding acceleration of depreciation on certain capitalized items at the prior facility.

Income (loss) from operations

	Nine Months Ended September 30			Three Months Ended September 30
($ in thousands)	2003	% Change	2002	2003	% Change	2002
Television	$916	-220.8%	$(758)	$324	-128.8%	$(1,125)
Radio	(2,138)	-431.0%	646	6	-100.7%	(818)
Fisher Plaza	2,009	80.0%	1,116	730	49.0%	490
All other	(1,777)	33.9%	(1,327)	(824)	51.2%	(545)
Corporate and eliminations	(10,795)	70.2%	(6,343)	(3,417)	52.4%	(2,242)

Consolidated	$(11,785)	76.8%	$(6,666)	$(3,181)	-25.0%	$(4,240)

Income (loss) from operations by segment consists of revenue less operating expenses. In computing income from operations by segment, other income, net, net gain on derivative instruments, and equity in operations of equity investee have not been included, and loss from extinguishment of long-term debt, interest expense, and income taxes have not been deducted.

Net gain on derivative instruments

	Nine Months Ended September 30			Three Months Ended September 30
(in thousands)	2003		2002	2003		2002
	$460		$7,592	$49		$1,489

We record derivative instruments as assets and liabilities in our Condensed Consolidated Balance Sheets and recognize changes in fair values in our Condensed Consolidated Statements of Operations. As described in Note 4 to our unaudited condensed consolidated financial statements, we have two derivative instruments: (i) an interest rate swap, which is included in Other liabilities and (ii) the derivative portion of a variable forward transaction, which is included in Other assets. The fair value of our derivatives is based on quotations from third parties.

During the first nine months of 2003, net gain on derivative instruments includes unrealized gain from an increase in the fair value of an interest rate swap agreement amounting to $2,464,000, partially offset by unrealized loss resulting from a decrease in fair value of a variable forward sales transaction amounting to $2,004,000. The third quarter of 2003 includes unrealized gain from an increase in the fair value of an interest rate swap agreement amounting to $957,000, partially offset by unrealized loss resulting from a decrease in fair value of a variable forward sales transaction amounting to $908,000.

The amounts for 2002 include unrealized gain resulting from an increase in fair value of a variable forward sales transaction amounting to $11,682,000 in the first nine months of 2002 and $2,005,000 in the third quarter of 2002, and unrealized loss from a decline in fair value of an interest rate swap agreement amounting to $1,454,000 in the first nine months and $516,000 in the third quarter of 2002. The net gain for the nine months ended September 30, 2002 also is net of a realized loss amounting to $2,636,000 from termination, in March 2002, of an interest rate swap agreement.

Loss from extinguishment of long-term debt

	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2003	2002	2003	2002
		$3,264
We repaid certain loans in March 2002 and, as a result, expensed deferred loan costs amounting to $3,264,000. Other income, net
	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2003	2002	2003	2002
	$5,737	$7,536	$651	$6,188

Other income, net includes dividends received on marketable securities, gains on the sale of marketable securities, gains on the sale of properties and, to a lesser extent, interest and miscellaneous income. The decreases in the three- and nine-month periods ended September 30, 2003, as compared to the same periods in 2002, are primarily the result of a September 2002 sale of real estate properties resulting in a gain of $5,511,000. The year-to-date 2003 period includes a gain on sale of marketable securities amounting to $3,675,000.

Interest expense, net

	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2003	2002	2003	2002
	$(9,023)	$(8,101)	$(2,811)	$(2,816)

Interest expense is shown net of certain allocations of interest expense to discontinued operations relating to corporate debt and mortgage loans that are required to be repaid with the net proceeds from sales.

The increase in interest expense for the nine months ended September 30, 2003, as compared to the corresponding prior-year period, resulted from several factors, including: higher interest rates on some borrowings; higher interest paid under an interest rate swap agreement; and a premium paid in February 2003 in connection with prepayment of certain long-term debt. Interest capitalized in connection with the Fisher Plaza project amounted to $2,231,000 and $1,701,000 during the nine months ended September 30, 2003 and 2002, respectively. Interest capitalized for the three months ended September 30, 2003 and 2002 was $685,000 and $674,000, respectively.

Provision (benefit) for federal and state income taxes

	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2003	2002	2003	2002
	$(5,829)	$(1,317)	$(2,007)	$152

Effective tax rate	39.9%	46.1%	38.0%	24.0%

The provision (benefit) for federal and state income taxes varies directly with pre-tax income. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income (loss)

	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2003	2002	2003	2002
	$ (285)	$3,042	$117	$873

Other comprehensive income (loss) is net of income taxes and consists primarily of unrealized gain on our marketable securities. The 2003 amount also includes an adjustment to a minimum pension liability relating to a defined benefit pension plan that was terminated in 2003. During a portion of 2002, the effective portion of the change in fair value of an interest rate swap agreement is also included. Other comprehensive income or losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

During the nine months ended September 30, 2003, the value of our marketable securities increased $1,329,000, net of tax. Also during the period, we realized gain amounting to $2,024,000, net of tax, from sale of our investment in Weyerhaeuser Company common stock.

At September 30, 2003, our marketable securities consisted of 3,002,376 shares of SAFECO Corporation. The per-share market price of SAFECO Corporation common stock was as follows

December 31, 2002	$34.67	December 31, 2001	$31.15
March 31, 2003	$34.97	March 31, 2002	$32.04
June 30, 2003	$35.29	June 30, 2002	$30.89
September 30, 2003	$35.35	September 30, 2002	$31.78

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

During the nine months ended September 30, 2003 we also recorded changes in our additional minimum pension liability amounting to $410,000, net of income taxes, in connection with one of our defined benefit pension plans that was settled in 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had working capital of $27,813,000, including cash and short-term cash investments totaling $10,182,000. As of September 30, 2003, approximately $32,000,000 is available under existing credit facilities. We intend to finance working capital, debt service, capital expenditures, and dividend requirements (if so declared) primarily through operating activities.

Net cash provided by operating activities during the nine months ended September 30, 2003 was $3,258,000, compared to $17,395,000 in the nine months ended September 30, 2002. The decline in cash provided by operating activities was due primarily to lower net operating performance in the 2003 period. Net cash provided by operating activities consists of our net loss, increased by non-cash expenses such as depreciation and the 2002 cumulative change in accounting principle, increased by certain gains that are not considered operating activities (and for which the cash flows pertaining to such items are from investing activities) and adjusted by changes in operating assets and liabilities.

Net cash provided by investing activities during the year-to-date period ended September 30, 2003 was $10,155,000, compared to a usage of cash for investing activities of $30,028,000 in the same period in 2002. The 2003 nine-month period includes restricted cash of $12,778,000 that became available for general corporate purposes during the first quarter of 2003, proceeds from sale of marketable securities of $5,169,000, and proceeds from collection of an installment note receivable of $3,185,000, all reduced by $10,771,000 invested for purchase of property, plant and equipment (including the Fisher Plaza project) and purchase of a radio station license. The 2002 nine-month period includes proceeds from the sale of certain discontinued operations and real estate properties and equipment totaling $16,010,000, offset by $15,146,000 reclassified to restricted cash and $30,892,000 invested for purchase of property, plant and equipment (including the Fisher Plaza project).

Net cash used in financing activities in the nine-months ended September 30, 2003, was $26,746,000, primarily resulting from payments on borrowing agreements and mortgage loans. During the period ended September 30, 2002, $17,081,000 was provided from financial activities due primarily to net borrowings during the period in excess of repayments, offset in part by dividend payments of $4,468,000, or $0.52 per share, during the period. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

On July 30, 2003, the Company’s real estate subsidiary entered into an asset purchase agreement for the sale of West Lake Union Center and Fisher Business Center, the real estate subsidiary’s two remaining commercial properties. The sale closed in October 2003. The aggregate purchase price for the sale of the properties was $62 million, and the sale produced proceeds, after income taxes, closing costs and reimbursement from the buyer of certain other items, of approximately $52 million. The Company used the proceeds of the sale to retire the mortgages on the properties sold and to reduce other corporate debt.

On January 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, for a purchase price of $40 million plus working capital. Completion of the sale is subject to finality of the FCC approval dated October 3, 2003 and satisfaction of other customary closing conditions. The sale is expected to be completed in the fourth quarter of 2003, and the Company plans to use the net proceeds to pay down corporate debt.

On May 29, 2003, the broadcasting subsidiary signed an asset purchase agreement for the sale of its two Portland, Oregon radio stations, KWJJ-FM and KOTK-AM, for a purchase price of $44 million. Completion of the sale is subject to satisfaction of customary closing conditions. The sale is expected to be completed in the fourth quarter of 2003, and the Company plans to use the net proceeds to pay down corporate debt

As of September 30, 2003, future maturities of notes payable and long-term debt, and obligations for television and radio broadcast rights are as follows, including amounts that have been reclassified as held for sale in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Notes Payable and Long-Term Debt	Broadcast Rights
2003	$2,418	$2,715
2004	8,784	6,353
2005	86,489	329
2006	50,292	80
2007	24,897	28
Thereafter	97,038	5

	$269,918	$9,510

The broadcasting subsidiary acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased audience for other programming, and strength of the advertising market. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether losses are expected over the life of the contract.

At September 30, 2003 the broadcasting subsidiary has commitments under license agreements amounting to $71,967,000 for future rights to broadcast television and radio programs through 2008, and $10,334,000 in related fees. As these programs will not be available for broadcast until after September 30, 2003, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $11,768,000 through 2007.

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

Our operations are concentrated primarily in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important to our financial well being. Operating results during 2002 and 2003 have been adversely impacted by a soft economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues continue to decline. If our revenues do not increase we could continue to suffer net losses or such net losses could increase. In addition, a continued downturn in the national economy may result in overall decreased national advertising sales. This could have an adverse affect on our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

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

Our proposed sale of the Georgia television stations and the Portland radio stations may not take place.

In January 2003, we announced that we executed agreements to sell our Georgia television stations to a third party. We subsequently announced that we executed an agreement to sell our Portland radio station to a different third party. Completion of the sale of the Georgia stations is currently subject to finality of the FCC approval dated October 3, 2003 and satisfaction of other customary closing conditions. Completion of the sale of the Portland stations is subject to satisfaction of customary closing conditions. We may be unable to close the sale of the Georgia stations or the Portland stations or the sales may not take place on the same terms that were previously announced.

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

In addition, our debt instruments contain covenants that require us to maintain certain financial ratios. If we are unable to generate sufficient revenue and are unable to reduce expenses we may be deemed in breach of these covenants, which could result in an acceleration of our debt.

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

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2002 and 2003, and contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, an increase in performance by CBS or FOX, or a positive change in performance by other networks or network program suppliers, could harm our business and results of operations.

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

Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. The syndicator for talk radio programs aired by our Seattle radio stations recently acquired radio stations in the Seattle market, and competes with our Seattle radio stations. We can give no assurance that we will be able to retain the rights to such programs once our current contracts for these programs expire. The syndication agreement for one of the most popular programs broadcast by one of our radio stations was recently cancelled. We cannot predict the effect of this cancellation on our revenues, cash flows, or results of operations.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The new ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules, and the inability to enter into a swap transaction could inhibit our ability to implement our business strategies.

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

Approximately $38 million (excluding amounts classified as held for sale), or 8% of our total assets as of September 30, 2003, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we will be required to record an additional impairment charge when such impairment occurs.

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

Our ownership and operation of Fisher Plaza is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from Fisher Plaza and the value of that property may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. We have developed the second building at Fisher Plaza, which entailed a significant investment. The softened economy in the Seattle area could adversely affect our ability to lease the space of Fisher Plaza on attractive terms or at all, which could harm our operating results. In addition, a continuing of the severe downturn in the telecom and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to our Fisher Plaza operations include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to our properties. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to a property, it could harm our operating results.

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

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as we deem appropriate. At September 30, 2003, the fair value of our fixed-rate debt is estimated to be approximately $928,000 greater than the carrying amount of $96,157,000. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, at September 30, 2003, amounted to $1,513,000 on our fixed rate debt.

We also had $173,586,000 in variable-rate debt outstanding at September 30, 2003. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $989,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (“Broadcast Facility”). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. At September 30, 2003, the notional amount of the swap was $63,675,000 and the fair value of the swap agreement was a liability of $1,831,000. A hypothetical 10 percent change in interest rates would change the fair value of our swap agreement by approximately $17,000 at September 30, 2003. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are included in Net gain on derivative instruments in the accompanying Condensed Consolidated Statements of Operations.

Marketable Securities Exposure

The fair value of our investments in marketable securities at September 30, 2003 was $106,133,000. Marketable securities consist of 3,002,376 shares of SAFECO Corporation, which is reported on the NASDAQ securities market. As of September 30, 2003, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $10,613,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of September 30, 2003, 3,000,000 shares of SAFECO Corporation stock owned by the Company were pledged as collateral under a variable forward sales transaction with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of September 30, 2003 the derivative portion of the Forward Transaction had a fair market value of $3,223,000, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheet. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $7,500,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $200,000. A hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $400,000.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Agreement dated September 2, 2003 between Robert Bateman and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A report on Form 8-K dated July 18, 2003 was filed with the Commission announcing that the Company had revised its accounting for the impairment of goodwill and accordingly would restate its financial results for 2002 and the first quarter of 2003. The report responded to Items 5, 7, and 9 of Form 8-K.

A report on Form 8-K dated August 4, 2003 was filed with the Commission announcing the retirement of board members Jean F. McTavish and Jacklyn F. Meurk and the appointment of two new board members, Deborah L. Bevier and Richard L. Hawley, to fill the vacancies. The Company also announced its financial results for the fiscal quarter ended June 30, 2003, as well as the sale of two of its commercial real estate properties. The report responded to Items 5, 7, 9, and 12 of Form 8-K. Other than the information provided in response to Item 5, the information contained in this report shall be deemed furnished to and not filed with the Commission.

A report on Form 8-K dated August 25, 2003 was filed with the Commission announcing that it has received a notice of potential delisting from the Nasdaq National Market. The report responded to Item 5 and 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated November 14, 2003	/s/ David D. Hillard
David D. Hillard
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Agreement dated September 2, 2003 between Robert Bateman and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.