Form 10-K
period 2003-12-31
FISHER COMMUNICATIONS INC
filed 2004-03-12
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State of Incorporation)	(IRS Employer Identification No.)

100 4th Avenue N., Suite 440 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 404-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2002, based on the last sale price reported on the Nasdaq National Market as of June 30, 2003, was approximately $313,705,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2004 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,615,888

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2004, are incorporated by reference under Part III of this Report.

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Financial Condition and Future Results” as well as those discussed elsewhere in this annual report.

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

COMPANY DESCRIPTION

Fisher Communications, Inc. is a communications and media company currently comprised of two subsidiaries: Fisher Broadcasting Company and Fisher Media Services Company. We are focused primarily on broadcasting.

In 2003 we streamlined our Company by discontinuing the operations of Fisher Properties Inc., and selling the remaining commercial real estate assets held by Fisher Properties and its property management operations. In addition, we shut down Fisher Entertainment and Civia, Inc., former companies operated by Fisher Media Services Company. Fisher Pathways, Inc., also formerly operated by Fisher Media Services, is now managed by our television stations in Seattle and Portland. In 2003, we also sold our two Fox-affiliated television stations, located in Augusta and Columbus, Georgia, and our AM/FM radio station combination in Portland, Oregon.

We own and operate nine network-affiliated television stations (and own a 50% interest in a company that owns a tenth television station), and also own and operate 27 radio stations. We also sell advertising for an FM station under a joint sales agreement. The television and radio stations are located in Washington, Oregon, Idaho, and Montana. Seattle and Portland are our two largest markets for both television and radio. (Based on Designated Market Area rankings by Nielsen Media Research, Seattle is the 12th ranked television market and Portland is ranked 23rd. Seattle is the 14th market based on ranking by Arbitron, Inc.) Our television stations reach 3.5 million households (approximately 3.25% of U.S. television households) according to Nielsen Media Research. Our radio stations represent the 37th largest radio group in the U.S. in terms of revenue.

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. As of December 31, 2003, we had 925 full-time employees. As used in this annual report, unless the context requires otherwise, when we say “we,” “us,” “our,” “Fisher” or the “Company” we are referring to Fisher Communications, Inc. and its consolidated subsidiaries. Note 12 to the consolidated financial statements contains information regarding our industry segments for the years ended December 31, 2003, 2002, and 2001. Financial performance of the Company is reported in three reportable segments: television, radio and Fisher Plaza, with the remaining operations reported in an “all other” category.

In 2001 we listed on the Nasdaq National Market to increase visibility for the Company and facilitate trading for shareholders.

COMPANY STRATEGY

Fisher’s goal is to be a strong regional communications and media company, with a primary focus on television and radio broadcasting. Our strategy includes the following components:

Continuing to restructure our corporate enterprise to concentrate on our core businesses. In 2001, we began our restructuring by changing our name from Fisher Companies Inc. to Fisher Communications, Inc., by restructuring Fisher Broadcasting, and by selling the assets of our legacy flour milling business, Fisher Mills Inc. In 2001, we also began a process of selling the commercial real estate assets of Fisher Properties Inc., which we completed in 2003. Fisher Broadcasting currently holds our radio and television station licenses and related assets. Fisher Media Services owns and operates Fisher Plaza, a digital communications hub facility located in Seattle. Sale of the commercial real estate assets enables us to focus on our objective of becoming a company that fully integrates broadcast communications and media services operations.

Increasing our revenue base. We are seeking to increase our revenue base. A key part of this strategy is to produce quality local programming that includes talent and features not available on competing stations and to develop formats that help create strong and enduring market positions. Two important, and interrelated, examples of this strategic focus are our decision in April 2002 to sign a six-year agreement with the Baseball Club of Seattle for play-by-play broadcasts of Seattle Mariners baseball on KOMO AM and our decision to change KOMO AM to an all-news format. We signed the agreement to broadcast Seattle Mariners baseball in large part because we believe that our local and regional radio and television interests parallel the fan base of Seattle Mariners baseball. We also changed the format of KOMO AM to all-news because we believe, based on our research, that this format will help create additional value, in terms of ratings, share, and cume (total number of people listening), from our Mariners’ programming through audience “recycling” into adjacent time periods on KOMO AM and to complementary assets such as our other Seattle stations, KOMO TV, KVI AM, and KPLZ FM.

In addition to serving as the business home for our Seattle-based television and radio operations, as well as our corporate offices, Fisher Plaza represents another major investment in our operations and an important source of additional revenue for the Company. Fisher Plaza is a digital communications hub facility for the creation, aggregation, transmission and distribution of media (audio, video, still images, and text) through multiple channels, including satellite, television, cable, radio and terrestrial wired and wireless telecommunications. Fisher Plaza is also designed to serve as a community for media and communications enterprises, which has made it a convergence point for content creation and distribution that we believe meets the demands of today’s businesses and consumers. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing office and technology space at Fisher Plaza to companies with similar technological requirements.

Finally, we are increasing our focus on cross selling broadcast advertising within markets in which we own one or more television and radio stations and within the Northwest region. The objective of this effort is to better serve our advertising clients and increase the efficiency and effectiveness of our sales efforts.

Streamlining Operations and Controlling Expenses. We expect that by restructuring we will be better able to streamline our operations and control expenses, principally by making the supporting processes and management of our broadcasting business as efficient as possible.

In 2003, we discontinued operations at Fisher Properties, sold the remaining two commercial properties at Fisher Properties, West Lake Union Center and Fisher Business Center, and sold the property management operation. In addition, we shut down Fisher Entertainment and Civia, Inc., former companies operated by Fisher Media Services Company. Fisher Pathways, Inc., also formerly operated by Fisher Media Services, is now managed by our television stations in Seattle and Portland.

We believe Fisher Plaza has enabled us to achieve operational efficiencies for our broadcast properties. For example, we have combined our Seattle radio and television news gathering and production operations at Fisher Plaza.

Selling Selected Assets. In November of 2001, we announced the intended sale of Fisher Properties commercial real estate portfolio. In October 2003, we announced the completion of the sale of the West Lake Union Center and Fisher Business Center, the remaining two commercial properties held by Fisher Properties Inc. With these sales, Fisher successfully completed the sale of the commercial real estate properties in the real estate portfolio of Fisher Properties Inc. All these sales have been at prices commensurate with our original expectations.

In December 2003, we completed the sale of our two Fox-affiliated Georgia television stations: WFXG in Augusta and WXTX in Columbus. All of Fisher’s broadcasting stations are now located in Washington, Oregon, Idaho, and Montana. Also in December 2003, we completed the sale of our AM/FM radio station combination in Portland, Oregon. In February 2003, we sold our common stock holdings of the Weyerhaeuser Company and Terabeam Corporation.

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

TELEVISION AND RADIO STATIONS

Our broadcasting operations are conducted through Fisher Broadcasting Company (“Fisher Broadcasting”), a Washington corporation. Fisher Communications, Inc. owns all the outstanding capital stock of Fisher Broadcasting. Fisher’s radio and television stations employed 896 full-time employees as of December 31, 2003. Our broadcasting operations provided more than 95% of consolidated revenue in each of the past three years.

TELEVISION

The following table sets forth certain information regarding our television stations.

Station	Market Area	DMA(1) Rank		Network Affiliation	Analog Channel/ Frequency(2)	Average Audience Share(3)	Rank in Market(3)
KOMO	Seattle-Tacoma, WA	12		ABC	4/VHF	10%	2
KATU	Portland, OR	23		ABC	2/VHF	12%	3
KVAL(4)	Eugene, OR	123		CBS	13/VHF	NA	NA
KCBY(4)	Coos Bay, OR	123		CBS	11/VHF	NA	NA
KPIC (4)(5)	Roseburg, OR	123		CBS	4/VHF	NA	NA
KBCI	Boise, ID	124		CBS	2/VHF	10%	2
KIMA(6)	Yakima, WA	127		CBS	29/UHF	12.2%	1
KEPR(6)	Pasco/Richland/Kennewick, WA	127		CBS	19/UHF	12.2%	1
KLEW	Lewiston, ID	NA	(7)	CBS	3/VHF	NA (7)	NA	(7)
KIDK	Idaho Falls-Pocatello, ID	165		CBS	3/VHF	13%	2

(1)	Designated Market Area (“DMA”) represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share (Nielsen Media Research).

(2)	VHF refers to very high frequency band (channels 2-13) of the spectrum. UHF refers to ultra-high frequency band (channels above 13) of the spectrum. In addition, each of these stations has been allocated a digital channel television frequency.

(3)	6 a.m. – 2 a.m. per Nielsen Media Research average ratings in February, May, July, and November 2003.

(4)	Market share audience data is not available, as KVAL, KCBY & KPIC do not subscribe to Nielsen Media Research.

(5)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(6)	Station ranking is for two-station group designated as KIMA+ by Nielsen Media Research.

(7)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho, Clarkston, Washington audience that is only a small portion of the Spokane DMA.

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

There are approximately 108 million U.S. television households of which approximately 74 million are wired cable households and a total of approximately 92 million receive television via cable or an alternative delivery service. (Alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems.) Overall household television viewing has risen to 55 ½ hours per week. The average home receives 100 channels and views 15 channels for 10 or more continuous minutes per week (Nielsen Media Research).

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

Network Affiliations

A television station’s affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A station affiliated with ABC, CBS or NBC typically receives approximately 9 to 10 hours of each day’s programming from the network. This programming, along with cash payments, is generally provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during designated breaks in and between network programs, and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. In addition, a television station may acquire programming through bartering arrangements. Under such arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies.

Two of Fisher Broadcasting’s television stations, representing three-fourths of television revenues, are affiliated with the ABC Television Network and eight (including 50%-owned KPIC TV) are affiliated with the CBS Television Network. The stations’ affiliation agreements provide each station the right to broadcast all programs transmitted by the network with which they are affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programs.

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

Although Fisher Broadcasting expects to continue to be able to renew its affiliation agreements with ABC and CBS, no assurance can be given that such renewals will be obtained. Generally, the networks use a contract renewal with affiliates as an opportunity to modify contract terms. It is uncertain how network-affiliate relations will change in the future. The nonrenewal or modification of a network affiliation agreement could materially harm Fisher Broadcasting’s results of operations.

Additional Information About Television Markets and Stations

KOMO TV, Seattle-Tacoma, Washington

Market Overview. KOMO TV operates in the Seattle-Tacoma market, which has approximately 1.7 million television households and a population of approximately 4.2 million. In 2003, approximately 86% of the population in the DMA receive local stations via cable, and or alternative delivery systems: 73% of the population subscribed to cable and 13% via alternative delivery systems like direct satellite (Nielsen Media Research). Major industries in the market include software, aerospace, manufacturing, biotechnology, forestry, telecommunications, transportation, retail and international trade. Major employers include Microsoft, Boeing, SAFECO, Paccar, Nintendo, the University of Washington, Washington Mutual, Inc. and Weyerhaeuser. The 2003 television revenue for the Seattle-Tacoma DMA was estimated to be $287.7 million, as reported by Miller, Kaplan, Arase & Co., LLP, an accounting firm that provides revenue figures to local market operators.

Station Performance. KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 36.5 hours of live local television news per week on its analog and digital channels. KOMO TV produces Northwest Afternoon, a Monday-Friday, 60-minute talk program. Since its premiere in 1984, Northwest Afternoon has been the region’s top-rated local talk show. This Emmy award-winning program speaks directly to the needs and interests of Northwest women through compelling personal stories. The Radio and Television News Directors Association (RTNDA) honored KOMO TV News with two Edward R. Murrow national awards – Best News Series and Best Feature. The National Association of Television Arts and Sciences awarded 12 Emmys to the station for program and individual excellence in 2003, and KOMO TV was also awarded an international PROMAX Gold Medallion for Best Marketing and Promotion. KOMO TV serves actively in its community, participating in numerous civic and charitable events.

Fisher Pathways, Inc. Fisher Pathways, which is operated by KOMO TV and KATU Television, provides video and data connectivity and aggregation and distribution services. It connects media and businesses using third-party satellite and fiber distribution networks. Fisher Pathways’ main business consists of operating satellite communications teleports in Seattle, Washington and Portland, Oregon, primarily transmitting news and corporate and sporting events originating from these two markets for distant market consumption. The Seattle and Portland teleports are connected to each other via a bi-directional microwave link and to all major Northwest sports venues via fiber lines.

KATU, Portland, Oregon

Market Overview. KATU serves a market of approximately 2.7 million people and approximately 1 million television households. Approximately 59% of Portland’s population subscribed to cable in 2003, while approximately 19% of households are listed as subscribers to alternative delivery systems. (Nielsen Media Research) The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. High-tech companies, including Intel, employ more than 60,000 people in the region. International trade is an important aspect of the local economy. Other major employers in the Portland area include Fred Meyer, Oregon Health Sciences University, Providence Health System,

Legacy Health System, Kaiser Permanente, Safeway Stores, Hewlett Packard Development Company, U.S. Bank and Nike. The 2003 television revenue for the Portland DMA was estimated to be $160 million, as reported by Miller, Kaplan, Arase & Co., LLP.

Station Performance. KATU currently broadcasts 30.5 hours of live local news weekly. For over 25 years, KATU has been a Portland market leader in local program production. Central to that commitment, the station produces and airs AM Northwest, one of the country’s longest running, live, Monday-Friday local talk/information programs. KATU has a long history of public service and involvement in the community. The station provides real-time closed captioning of its newscast. In 2003, KATU won the coveted Associated Press award for Best Overall News Organization in Oregon, the second consecutive year that the station was so honored. In addition, KATU received six other first place awards in 2003 from the Associated Press, two first place awards from the Society for Professional Journalism and the RTNDA Edward R. Murrow Award for Continuing News Coverage.

Fisher Pathways, Inc. KATU together with KOMO TV, operates Fisher Pathways. See a full discussion under KOMO TV above.

KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon

Market Overview. The KVAL TV broadcast studios are located in Eugene, Oregon. KCBY TV in Coos Bay and KPIC TV, in Roseburg are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The population of the Eugene/Springfield, Roseburg and Coos Bay/North Bend area is approximately 240,000. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities - University of Oregon in Eugene and Oregon State University in Corvallis, as well as Hynix Semiconductor, Hewlett-Packard Development Company, Symantec Software, Sacred Heart Medical Center, McKenzie/Willamette Hospital and Roseburg Forest Products.

Station Performance. In the local programming time period from 3 p.m. - 8 p.m., KVAL has the top nationally syndicated programs with Dr. Phil, Oprah, Wheel of Fortune and Jeopardy, as well as the longest tenured local newscast in the market. KVAL does not subscribe to Nielsen Media Research data at this time, but does have access to ongoing qualitative marketing information, including local rating information from The Media Audit, an audience survey that provides various media exposure information, including television channels viewed in total and by dayparts. KVAL broadcasts 17 hours of live local news per week and rebroadcasts its 6 PM newscast at 6:30 PM on cable Channel 12 on the Eugene/Springfield Comcast Cable System. KVAL TV produces a local news window on CNN Headline News every hour every day. KVAL has a long tradition of award-winning news, public affairs programming and information. KVAL, KBCY and KPIC are unique in the broadcast community in that they can broadcast news, information, weather and commercialization, regionally. In addition to broadcasting its signal throughout the DMA, KVAL has the ability to distribute local content to the Eugene, Roseburg, Coos Bay, Florence and Corvallis/Albany areas.

KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

Market Overview. KIMA TV serves the Yakima, Washington area and KEPR TV serves the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 555,000 people in approximately 201,000 TV households and has a 55% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston’s KLEW TV serves approximately 165,000 people in approximately 65,000 TV households with a 63% cable penetration. KEPR TV and KLEW TV are KIMA TV’s satellite stations.

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

Station Performance. KIMA and KEPR each broadcast 9.5 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, KIMA has 1.5 times the number of news households as the combined news households of of the NBC affiliates and the ABC affiliates in the Yakima DMA. KLEW TV broadcasts 7.5 hours of scheduled live, local news per week.

KIMA/KEPR/KLEW have demonstrated a commitment to public affairs and local interest programming. All three stations continue to win numerous awards for news and public service.

KBCI TV, Boise, Idaho

Market Overview. KBCI serves the Boise, Idaho DMA, which has a total population of approximately 583,000 and approximately 223,000 TV households. An estimated 41% of the television households in the Boise DMA subscribe to cable television with another 28% subscribing to an alternative delivery system (Nielsen Media Research). The Boise area ranked among the top five fastest growing metropolitan areas in the United States from 1990 to 2000. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Development Company, and Crucial Technology, as well as JR Simplot Company, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, U.S. Bank, Idaho Power Company, Boise (formerly Boise Cascade), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, the Idaho State government and the United States government.

Station Performance. KBCI currently broadcasts 12 hours per week of live local news programs and broadcasts Boise State University men’s and women’s athletics. The station has won numerous awards for excellence in television broadcasting, including the 2003 Alfred I. DuPont Award for Investigative Journalism for “Shake Up at City Hall,” as well as “Best Newscast” each year from 1999 through 2002 from the Idaho State Broadcasters Association and the Idaho Press Club. The station has a strong commitment to community affairs with major support provided to a variety of local nonprofit, community-based organizations.

KIDK TV, Idaho Falls-Pocatello, Idaho

Market Overview. KIDK serves the Idaho Falls-Pocatello DMA with a total population of approximately 304,000 and approximately 110,000 TV households. An estimated 44% of the television households subscribe to cable, with another 35% subscribing to an alternative delivery system (Nielsen Media Research).

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

Station Performance. KIDK broadcasts 14 hours per week of live local news programs. KIDK operates from its main studio in Idaho Falls. It also shares a site in Pocatello with the local ABC affiliate that is used for sales and joint news gathering in the Pocatello area. KIDK receives relevant news and information content from KBCI. In 2003, KIDK received “Best Newscast” honors from the Idaho State Broadcasters’ Association.

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

Seattle Radio

The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

					Number of Commercial Radio Stations in the Market	Audience Listening
Market	Station	Dial Position	Power	Market Rank		Rank in Market(1)	Station Share(1)	Format
Seattle, WA				14	51
	KOMO AM	1000 kHz	50 kW			13	3.2%	News
	KVI AM	570 kHz	5 kW			13	3.2%	Talk
	KPLZ FM	101.5 MHz	100 kW			11	3.3%	A.C.	(2)

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Arbitron Co. four-book average—Winter—Fall 2003.

(2)	A.C. stands for the “Adult Contemporary” format.

Fisher’s Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,680,000 with information and entertainment radio services. KOMO AM programs an all news format and, since November 2002, serves as the flagship station for Seattle Mariners baseball serving more than 40 network affiliate radio stations in six states. KVI AM is the market’s leading talk radio station with a mix of local and national issue-oriented programming. (Arbitron Co. four-book average-Winter-Fall 2003) KPLZ FM programs Adult Contemporary/Top 40 music with veteran morning personalities Kent Phillips and Alan Budwill. Fisher Radio Seattle is committed to supporting the community with news and talk programming that addresses local issues that affect the local population and is actively involved in the community by conducting fundraisers for civic and charitable organizations. The 2003 radio revenue for the Seattle-Tacoma DMA was estimated to be $196 million, as reported by Miller, Kaplan, Arase & Co., LLP.

Fisher Radio Seattle stations have won several awards for news coverage from the RTNDA and from the Associated Press. In addition, they have received many awards for excellence in commercial production, fundraising and community involvement and community event development.

Effective March 1, 2002, Fisher entered into a Joint Sales Agreement (JSA) with classical music station 98.1, KING FM. In a JSA, the licensee of the station retains all operating accountability, while the third party (Fisher) pays the station a flat fee for the right to its inventory. The agreement between the parties runs through 2007. KING FM is a commercial station licensed to Classical Radio, Inc., whose shares are wholly-owned by Beethoven, a non-profit organization that benefits local opera and symphonic arts groups.

Fisher Radio Regional Group

The following table sets forth general information for Fisher Radio Regional Group Inc.’s stations and the markets they serve.

				Number of Commercial Radio Stations in the Market	Audience Listening
Market	Station	Dial Position	Power		Rank in Market(1)	Station Share	Format
Billings, MT				16
	KRKX	94.1 FM	100kW		T6	6.0%	Classic Rock
	KRZN	96.3 FM	100kW		3	8.9%	Active Rock
	KYYA	93.3 FM	100kW		5	6.5%	Hot A.C.(3)
	KBLG	910 AM	1kW(2)		12	3.0%	News/Talk
Missoula, MT				12
	KZOQ	100.1 FM	14 kW		4	6.4%	Classic Rock
	KXDR	98.7 FM	100kW		2	9.3%	Hot A.C.
	KGGL	93.3 FM	43 kW		6	5.8%	Country
	KYLT	1340 AM	1 kW		12	NR	Oldies
	KGRZ	1450 AM	1 kW		10	2.1%	Sports/Talk
	KBQQ	106.7 FM	13 kW		1	11.6%	Oldies
Great Falls, MT				13
	KAAK	98.9 FM	100 kW		2	12.8%	Hot A.C.
	KINX	107.3 FM	94 kW		T5	6.4%	Active Rock
	KQDI (FM)	106.1 FM	100 kW		8	5.3%	Classic Rock
	KXGF	1400 AM	1 kW		12	1.1%	Pop Standard
	KQDI (AM)	1450 AM	1 kW		T5	6.4%	News/Talk
	KIKF	104.9 FM	94 kW		10	4.3%	Country
Butte, MT				5
	KMBR	95.5 FM	50 kW		3	11.0%	Classic Rock
	KAAR	92.5 FM	4.5 kW		2	13.3%	Country
	KXTL	1370 AM	5 kW		6	2.0%	Oldies/Talk
Wenatchee, WA				10
	KYSN	97.7 FM	9.3 kW		4	10.3%	Country
	KWWW(4)	96.7 FM	0.4 kW		2	11.9%	Hot A.C.
	KZPH	106.7 FM	6 kW		5	6.6%	Classic Rock
	KAAP	99.5 FM	5.3 kW		7	4.6%	Soft A.C.
	KWWX	1340 AM	1 kW		10	1.8%	Spanish

(1)	Ratings information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Spring, 2003 Billings Market Report; (b) Missoula, Montana: Eastlan Resources, Fall, 2003 Missoula/Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Spring, 2003 Great Falls Market Report; (d) Butte, Montana: Arbitron Ratings 2003 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Spring 2003 Wenatchee Market Report. “T” refers to a tie. “NR” refers to Not Rated.

(2)	KBLG, Billings, operates with power of 1,000 watts day and 63 watts night.

(3)	A.C. stands for the “Adult Contemporary” format.

(4)	KWWW serves the city of Wenatchee via a translator, owned by an outside party. The translator broadcasts at 103.9 on the FM dial, with a licensed output power of 10 watts.

The Fisher Radio Regional Group (“FRRG”) owns and operates 19 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and five stations in the Wenatchee, Washington area.

Billings is the largest city in Montana, with a metropolitan population of approximately 130,000. It serves as a retail hub for portions of three states and home to a regional medical center and two colleges. Primary industries include agriculture and oil refining. Fisher’s four Billings radio stations are long-time leaders in community service.

Missoula is the second largest city in Montana. The Missoula market area is comprised of two counties, with a combined population of approximately 130,000. One of those counties, Ravalli, was the state’s fastest growing during the 1990’s. Missoula is home to the University of Montana, with approximately 12,000 students. The region’s other primary industry is timber. Fisher’s six Missoula area stations include the three most-listened-to stations in the market. (Eastlan Resources, Fall 2003, adults 25-54, Mon-Sun, 6 am – midnight, average quarter-hour listeners.)

Great Falls is Montana’s third largest market, with a population of approximately 80,000. The largest single employer is Malmstrom Air Force Base. Agriculture is the other primary industry. Fisher operates four stations in Great Falls, including four FM stations and two AM stations.

Butte, Montana has a population of approximately 35,000. The city is home to one of the largest open-pit copper mines in the United States. Other large employers include ASiMI (a silicon manufacturer), a regional medical center and tourism. Butte is at the junction of the two Interstate highways that serve Montana, and is only about 150 miles from Yellowstone National Park. Fisher operates three of the five radio stations in Butte.

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

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the “S” band, between 2.31 and 2.36 GHz). Two companies, XM and SIRIUS, have commenced operations. Each company offers approximately 100 different programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but their systems do not presently have the capability of inserting local commercials. Radios capable of receiving these new digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not expected to compete for local advertising revenues, they will compete for listenership, and may dilute the overall radio audience. Recently, XM announced that they are providing traffic and weather reports into select local markets, including Seattle.

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

The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations. The number of entities streaming audio abated somewhat during 2001, as some traditional broadcasters and Internet broadcasters temporarily curtailed their streaming, due to uncertainty relating to music royalties. A January 2002 survey by the Arbitron Company and Edison Media Research revealed that 35% of the U.S. population age 12 and over who have access to the Internet have either watched or listened to streaming media. In June 2002, the Librarian of Congress issued a decision setting the rates for the compulsory copyright license which covers the performance rights in the sound recordings used in Internet streaming audio transmissions by radio stations and other music providers. The rates adopted in June covered the sound recordings used in the period from October 1998 through December 31, 2002. The affected parties have reached a negotiated settlement of the rates for the use of sound recordings on the Internet for the period from January 1, 2003 through December 31, 2004; that settlement awaits approval by the Copyright Office. The Company cannot predict what effect the rates will have on streaming audio as a competitor to over-the-air radio.

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

The license terms of Fisher Broadcasting’s and Fisher Radio Regional Group’s radio stations in Washington expire February 1, 2006. The license terms for all of Fisher Radio Regional Group ‘s Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of Fisher Broadcasting’s FCC licenses could harm Fisher Broadcasting’s television or radio broadcasting operations.

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

FCC rules also regulate the number of TV and radio stations in which a party may have an attributable interest in a single market (the “Television-Radio Cross-Ownership Rule”). Depending on the number of independent competitive media outlets in the market, a single entity may own attributable interests from as few as one TV and one radio station in the market to as many as two TV and six radio stations (or one TV and seven radio stations).

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

The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June, 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition, based upon geographic areas, rather than contour overlaps. That decision significantly modified the multiple ownership rules related to TV. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Rules to permit a single party to have an attributable interest in up to three broadcast stations in certain very large DMAs; and reduced the number of separately-owned full-power TV stations that must exist in a DMA to justify a party holding an attributable interest in two TV stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and TV stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and announced an intention to undertake a proceeding to establish a similar standard for television JSAs. A number of parties have sought FCC reconsideration or court review of that decision. A U.S. Court of Appeals order has stayed the implementation of the new rules pending a resolution of the court appeals, and the FCC has indicated that the pre-existing media ownership rules will continue to apply until the stay is lifted.

In January, 2004, the Fiscal Year 2004 Omnibus Appropriations Act became effective. That law overrides the existing FCC rules and the FCC’s June, 2003, decision to modify the National Television Ownership Limits by creating a statutory 39% cap on the national aggregate audience reach by any television licensee. While the FCC has not yet formally amended its existing

35% audience cap to conform to the new limitation, it has submitted a document to the U.S. Court of Appeals which indicates the Commission’s intent to do so in the near future.

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

Other Matters. The FCC has numerous other regulations and policies that affect its licensees. These include:

EEO. FCC equal employment opportunities (“EEO”) rules require broadcast licensees to provide equal opportunity in employment to all qualified job applicants, and prohibits discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rule requires each station to widely disseminate information concerning each full-time job vacancy, with limited exceptions; provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and complete a certain number of longer-term recruitment initiatives within a two-year period. Licensees are required to collect and maintain for public inspection extensive documentation regarding the station’s EEO practices and results, to submit periodic reports to the FCC, and are subject to an FCC review at the mid-point of their station’s license term.

Closed Captioning. The FCC has adopted rules to assist TV viewing by the physically handicapped. Under FCC regulations, adopted pursuant to the Telecommunications Act, 100% of all new English-language video programming must be closed-captioned by January 2006. Programming first exhibited prior to January 1, 1998 is subject to different compliance schedules. In all cases, the FCC’s rules require programming distributors to continue to provide captioning at substantially the same level as the average level of captioning that they provided during the first six months of 1997, even if that amount exceeds the benchmarks applicable under the new rules. Certain station and programming categories are exempt from the closed-captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC after a showing of undue burden has been made.

Cable Carriage. Television stations must make an election every third year to exercise either “must-carry” or “retransmission consent” rights in connection with local cable carriage. Stations electing must-carry may require carriage on certain channels on cable systems within its market. Must carry rights are not absolute, however, and are dependent on a number of factors, which may or may not be present in a particular case. Cable systems are prohibited from carrying the signals of stations electing retransmission consent until an agreement is negotiated with the station. Under certain circumstances, the network non-duplication rule allows network affiliates to require that cable operators black out duplicative network programming carried on more distant signals.

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

Obscene or Indecent Programming. Congress has given the FCC the responsibility for administratively enforcing laws which prohibit the broadcast of obscene or indecent programming. FCC rules provide that radio and television stations shall not broadcast indecent material during the period from 6 a.m. through 10 p.m. The Company is responsible for complying with these prohibitions with respect to all programming broadcast over stations it operates, whether locally produced or provided by a network or program syndicator. The willful or repeated violation of these laws could result in substantial fines being levied against the Company. A majority of current FCC Commissioners have publicly stated their desire to increase penalties for such violations in the future, and proposed legislation now pending in Congress could result in dramatically heightened forfeitures for the broadcast of indecent material. In extreme cases, the broadcast of obscene and/or indecent material could result in penalties ranging from renewal of a station license for less than the normal term, loss of a station’s license to operate, or even criminal penalties.

Proposed Legislation and Regulation. Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company’s broadcast properties. Such matters include, for example, equal employment opportunities regulations, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect the Company’s broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company’s broadcast operations.

MEDIA SERVICES

Fisher Plaza

Fisher Media Services Company owns and manages Fisher Plaza, a state-of-the-art digital communications hub facility located in Seattle that houses and serves an array of communications and media clients. The first of two buildings at Fisher Plaza (Fisher Plaza East) was completed in 2000. Construction of the second building (Fisher Plaza West) commenced in the fourth quarter of 2000 and was substantially completed, except for tenant improvements, at the end of 2002, with attainment of the final certificate of occupancy in the first quarter of 2003. In addition to serving as the home of our corporate offices, and our Seattle KOMO TV and radio stations KVI AM, KOMO AM and KPLZ FM, Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. Fisher Plaza also houses other companies with complementary needs for the mission critical infrastructure provided at the facility. Other occupants include Verizon Communications, AT&T, Qwest Communications, WorldCom, XO Washington, AboveNet Inc., Electric Lightwave, ABC West Coast News Bureau, Looking Glass Networks, Time Warner Telecom, Internap Network Services, Ingeniux, Adhost, Playstream, Health Talk Interactive, Punch Networks, Belltown Vision, Subway, OSI Consulting and KHCV TV. Tenant improvement work for some new occupants is currently underway.

INVESTMENT IN SAFECO CORPORATION

A substantial portion of the Company’s assets are represented by an investment in 3,002,376 shares of the common stock of SAFECO Corporation, an insurance and financial services corporation (“SAFECO”). The Company has been a stockholder of SAFECO since 1923. At December 31, 2003, the Company’s investment constituted 2.2% of the outstanding common stock of SAFECO. The market value of the Company’s investment in SAFECO common stock as of December 31, 2003 was approximately $116,882,000, representing 29% of the Company’s total assets as of that date. Dividends received with respect to the Company’s SAFECO common stock amounted to $2,222,000 during 2003. SAFECO’s common stock price has ranged from $32.35 to $39.17 per share during 2003. A significant decline in the market price of SAFECO common stock or a significant reduction in the amount of SAFECO’s periodic dividends could have a material adverse effect on the financial condition or results of operation of the Company. Such securities are classified as investments available for sale under applicable accounting standards (see “Notes to Consolidated Financial Statements; Note 1: Operations and Accounting Policies: Marketable Securities”). Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. SAFECO’S common stock is registered under the Securities Exchange Act of 1934, as amended, and further information concerning SAFECO may be obtained from reports and other information filed by SAFECO with the Securities and Exchange Commission. SAFECO common stock trades on The NASDAQ Stock Market under the symbol “SAFC.” As further discussed in Note 7 to the Notes to Consolidated Financial Statements, 3,000,000 shares of the SAFECO common stock owned by the Company are collateral under and subject to the agreement between the Company and a financial institution with respect to a variable forward sales transaction.

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

We continue to implement a restructuring of our corporate enterprise. This restructuring may disrupt operations and distract management, which could have a material adverse effect on our operating results. We cannot predict whether this restructuring will achieve the desired benefits. We cannot assure you that the restructuring will be completed in a timely manner or that any benefits of the restructuring will justify its costs. We may incur costs in connection with the restructuring in a number of areas, including professional fees, marketing expenses, employment expenses, and administrative expenses. In addition, we may incur additional costs, which we are unable to predict at this time.

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

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to satisfy our debt obligations and reduce our debt. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, forego capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements.

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

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC lagged behind other networks during 2002 and 2003, and contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, a decline in performance by CBS, the network affiliate for eight of our television stations, or an adverse change in performance by other networks or network program suppliers, could harm our business and results of operations.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Our television stations’ affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. Our two largest television stations, KOMO and KATU, have affiliate agreements with ABC that expire in 2004. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to change affiliation arrangements in manners that would disadvantage affiliates. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

We cannot assure you that any of our stations will maintain or increase its current audience ratings or advertising revenues. Fisher Broadcasting’s television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternative methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station’s competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting’s audience share and advertising revenues. In addition, our principal marketing representative for the sale of national advertising for our Seattle and Portland television and radio stations is owned by a competitor, and the success of their efforts in selling national advertising is beyond our control. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business. Similarly, we cannot predict the extent to which new services and devices which allow viewers to minimize commercial advertisements, such as TIVO, Replay TV and personal DVR (digital video recorder), will be adopted by the public or, if widely adopted, their impact on our advertising revenues.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets which we serve. Court appeals challenging the new FCC rules are now pending. The new media ownership rules have been stayed by the Court pending it decision on appeal We cannot predict what whether or when the new rules will be affirmed, reversed, or vacated by the Court, or ultimately implemented as adopted, modified or repealed in their entirety.

Congress adopted legislation in January 2004, that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

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

In April 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years. The success of this programming is dependent on some factors beyond our control, such as the continued competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts will likely decrease, which would harm our ability to generate anticipated advertising dollars.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

We may lose audience share and advertising revenue if we are unable to reach agreement with cable companies regarding the retransmission of signals of our television stations.

On October 1, 2002, each of Fisher Broadcasting’s television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2003 through December 31, 2005. We elected retransmission consent status with respect to a number of key cable systems. We have executed retransmission consent agreements with all cable systems which we believe are material to the overall viewership of our stations. There is no assurance that we will be able to reach such agreements for periods commencing after December 31, 2005. Failure to do so may harm our business.

A write-down of goodwill would harm our operating results.

Approximately $38 million, or 10% of our total assets as of December 31, 2003, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, in 2002 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with SFAS 142.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including our chief executive officer and other executive officers. We generally do not use employment agreements with our key executive officers. We also employ several on-air personalities who have significant loyal audiences in their respective markets. We can give no assurance that all such key personnel will remain with us. The loss of any key personnel could harm our operations and financial results.

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

Our development, ownership and operation of Fisher Plaza is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. We have developed the second building at Fisher Plaza, which entailed a significant investment. The softened economy in the Seattle area could adversely affect our ability to lease the space of Fisher Plaza on attractive terms or at all, which could harm our operating results. In addition, a continuing of the downturn in the telecom and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our revenue, cash flow and earnings.

We are a 2.2% stockholder of the common stock of SAFECO Corporation. If SAFECO reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, SAFECO reduced its quarterly dividend from $0.37 to $0.185 per share.

As a result of the variable forward sales transaction covering shares of SAFECO Common Stock owned by us, the price of SAFECO stock will impact our income statement on a quarterly basis.

As of December 31, 2003, 3,000,000 shares of SAFECO Corporation common stock owned by us were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. A portion of the Forward Transaction is considered a derivative security and, as such, we periodically measure its fair value and record changes in fair value as a non-cash charge or a noncash gain on our income statement. The price of SAFECO Corporation common stock affects the fair value of the Forward Transaction, and, therefore, until such time as the Forward Transaction is settled, changes in the price of SAFECO Corporation common stock will have an impact on our income statement. We determine the fair value of derivative instruments based on external-party valuations, which rely on significant assumptions. The value of the Forward Transaction can change significantly, based primarily on changes in the value of SAFECO Corporation common stock, changes in underlying assumptions concerning the volatility of SAFECO Corporation common stock, and changes in interest rates.

Antitrust law and other regulatory considerations could prevent or delay our business activity or adversely affect our revenues.

The completion of any future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Act. Any television or radio station acquisitions or dispositions will be subject to the license transfer approval process of the FCC. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or to negotiate modifications to the proposed terms. Review by the FCC may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon a transaction opportunity. In addition, campaign finance reform laws or regulations could result in a reduction in funds being spent on advertising in certain political races, which would adversely affect our revenues and results of operations in election years.

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

If we are unable to effectively and efficiently implement our plan to remediate the material weakness which has been identified in our internal controls over financial reporting, it could harm our operations, financial reporting or financial results.

Our independent auditors have identified certain accounting adjustments that, taken together, indicate the lack of an effective monitoring and oversight function during fiscal 2003, which they considered to be a material weakness under current accounting standards. We have assigned the highest priority to the correction of this deficiency and have taken and intend to continue to take action to fully correct it. We intend to hire additional accounting staff with appropriate skill levels, and to reassign duties of some current staff members, in order to strengthen the monitoring and oversight function and ensure proper accounting and reporting. See Item 9A, “Controls and Procedures” for a discussion of the material weakness and the corrective actions taken or proposed to be taken by the Company.

We cannot assure you that we will be able to successfully correct the material weakness identified by our independent auditors. We may be unable to hire additional qualified personnel due to a variety of factors, including, but not limited to, a general shortage of workers who have the accounting background that meets our needs. In addition, current employees who hold key accounting positions may leave the Company and we may be unable to replace them adequately. We may experience higher than anticipated capital expenditures, operating expenses and outside auditor fees during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

AVAILABLE INFORMATION

Our website address is www.fsci.com. We make available on this website under “Investor Relations—SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2.	DESCRIPTION OF PROPERTIES

Television stations, other than KOMO TV, operate from offices and studios owned by Fisher Broadcasting. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 40-year lease. Radio studios, except for the Seattle stations, are generally located in leased space. Our corporate offices and the offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza, which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

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

No matters were submitted to a vote of securities holders in the fourth quarter of 2003.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol “FSCI.” The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on the Nasdaq National Market.

	Quarterly Common Stock Price Ranges
	2003		2002
Quarter	High	Low	High	Low
1st	$56.98	$39.50	$48.50	$29.90
2nd	52.15	42.05	60.86	40.50
3rd	50.45	45.00	58.00	44.78
4th	51.00	44.40	58.17	44.98

The approximate number of record holders of our Common Stock as of December 31, 2003 was 272.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	(All amounts in thousands except per-share data)
Revenue from continuing operations	$138,387	$126,696	$134,008	$179,859	$140,267

Income (loss)
From continuing operations	$(14,804)	$(7,546)	$(1,437)	$20,371	$17,115
From discontinued operations	23,032	5,173	(6,826)	(5,841)	978
Cumulative effect of change in accounting principle		(64,373)

Net income (loss)	$8,228	$(66,746)	$(8,263)	$14,530	$18,093

Per common share data
Income (loss) per share
From continuing operations	$(1.72)	$(0.88)	$(0.16)	$2.38	$2.00
From discontinued operations	2.68	0.61	(0.80)	(0.68)	0.11
Cumulative effect of change in accounting principle		(7.50)

Net income (loss)	$0.96	$(7.77)	$(0.96)	$1.70	$2.12

Income (loss) per share assuming dilution
From continuing operations	$(1.72)	$(0.88)	$(0.16)	$2.37	$2.00
From discontinued operations	2.68	0.61	(0.80)	(0.68)	0.11
Cumulative effect of change in accounting principle		(7.50)

Net income (loss)	$0.96	$(7.77)	$(0.96)	$1.69	$2.11

Cash dividends declared (1)		$0.52	$0.78	$1.04	$1.04

	December 31,
	2003	2002	2001	2000	1999
Working capital	$23,219	$60,437	$9,380	$10,121	$33,959
Total assets	396,685	545,991	623,117	646,804	678,512
Total debt (2)	128,857	292,607	286,949	283,055	338,174
Stockholders’ equity	187,804	172,735	237,155	262,404	241,676

(1)	Amounts for 2000 and 1999 include $.26 per share declared for payment in the subsequent year.

(2)	Includes discontinued operations.

Certain	prior year balances have been reclassified to conform to the 2003 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Financial Condition and Future Results” as well as those discussed in this section and elsewhere in this annual report.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2001 through 2003.

INTRODUCTION

During 2003, we continued to execute our restructuring plan by focusing on our core broadcasting business and streamlining operations. In our 2002 annual report, we stated our intent to discontinue the operations of Fisher Properties Inc., and sell the remaining commercial real estate assets held by Fisher Properties and its property management operations. We accomplished each of these objectives. In addition, in further fulfillment of our stated objectives for 2003, we shut down Fisher Entertainment and Civia, Inc., former companies operated by Fisher Media Services Company. The operations of Fisher Pathways, Inc., also formerly an operation of Fisher Media Services is now managed by KOMO TV and KATU.

Another significant stated goal for 2003 was to complete selected asset sales and use the proceeds to further reduce debt. In addition to selling the remaining commercial real estate held by Fisher Properties noted above, we completed the sale of two television stations, WFXG TV, Augusta, Georgia and WXTX TV, Columbus, Georgia, and the sale of two Portland, Oregon radio stations, KWJJ FM and KOTK AM. As a result, we made debt payments of $168,667,000 during 2003. With these sales completed and our debt significantly reduced, we do not currently foresee further significant sales of corporate assets, although circumstances and opportunities may arise which could cause us to consider further asset sales.

Our broadcasting operations receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcast industry in general, as well as local and regional trends such as those in the Northwest economy, which continues to struggle. Our year-to-year revenues are also affected by political and advocacy advertising, and national election years such as 2004 typically result in increased revenues in that category. Television revenues are significantly affected by network affiliation, and the success of programming offered by those networks. Our two largest television stations, representing three-fourths of our television revenues, are affiliated with the ABC Television Network, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with the CBS Television Network. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In May 2002 our broadcasting subsidiary entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased 2003 revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional, and other costs as we seek to elevate the position of our Seattle radio operations in the Seattle market. We also changed to an all-news-format for KOMO AM in 2002. These changes have led to improved ratings for KOMO AM in the Seattle market, and we expect that these investments will lead to improved operating performance for our group of Seattle radio stations.

In addition to our broadcasting operations, we own and operate Fisher Plaza, our new state-of-the-art communications center located in Seattle. In addition to serving as the home of our corporate offices and KOMO TV, and radio stations KVI AM, KOMO AM and KPLZ FM, Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. Fisher Plaza also houses other companies with complementary needs for the mission critical infrastructure provided at the facility. As of December 31, 2003, 70% of Fisher Plaza was occupied or committed for occupancy, including 40% occupied by Fisher entities.

Management focuses on key metrics from operational data within the Company’s two principal business units: broadcasting and media services. Information on significant trends are provided in the section entitled “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosures relating to them, as presented in this report.

Goodwill and intangible assets. Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which we adopted as of January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses) are tested for impairment on an annual basis by applying a fair-value-based test as required by SFAS 142. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially effect our results of operations.

We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent to or manner in which an asset is used, and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on future discounted cash flows. In estimating these future cash flows, we use future projections of cash flows directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and result in a future impairment of the involved assets with a material effect on our future results of operations.

Derivative instruments. We utilize an interest rate swap in the management of our variable rate exposure and as is required under one of our borrowing agreements. The interest rate swap is held at fair value, with the change in fair value being recorded in the Consolidated Statement of Operations.

In 2002, we entered into a variable forward sales transaction with a financial institution. Our obligations under the forward transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by us. A portion of the forward transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the Consolidated Statement of Operations. We may in the future designate the forward transaction as a hedge and, accordingly, the change in fair value would be recorded in the Consolidated Statement of Operations or in other comprehensive income, depending on its effectiveness.

We determine the fair value of derivative instruments based on external-party valuations, which rely on significant assumptions. The value of the interest rate swap can change significantly, based primarily on changes in market interest rates. The value of the forward sales transaction can change significantly, based primarily on changes in the value of SAFECO Corporation common stock, changes in underlying assumptions concerning the volatility of SAFECO common stock, and changes in interest rates.

Television and radio broadcast rights. Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. We periodically assess net realizable value for our capitalized broadcast rights, in which we compare estimated future revenues on a program-by-program basis to the carrying value of the related asset; impairments, if any, are charged to programming expenses.

Pensions. We maintain a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service at the Company.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding discount rates and salary increases. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% at December 31, 2003, and 6.75% at December 31, 2002. The rate of increase in future compensation was 3.00% at December 31, 2003, and 4.5% at December 31, 2002. Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Future increases could result if the amount of estimated Social Security benefits declines for plan participants; changes in benefits provided by the Company may also affect future plan costs.

Tax Accruals. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments.

Allowance for doubtful accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debts based on historical experience of bad debts as a percent of past-due balances for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

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

CONSOLIDATED RESULTS OF OPERATIONS

We operate our continuing operations as two principal business units: broadcasting and media services. We report financial data for three reportable segments: television, radio (included in the broadcasting business unit), and Fisher Plaza (included in the media services business unit). We also report financial data for a remaining “all other” category. The television reportable segment includes the operations of our nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of our Seattle television and radio operations, our corporate offices, and third-party tenants. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

Operating results for the year ended December 31, 2003 showed consolidated income of $8,228,000. These results included gains on the sale of certain broadcasting and real estate properties reported within discontinued operations; income from all discontinued operations, net of tax, totaled $23,032,000 in 2003. Results for 2003 included a net loss on derivative instruments of $6,911,000 ($4,402,000 after tax), loss from expensing deferred loan costs relating to early extinguishment of long-term debt that was repaid primarily during the fourth quarter of 2003, and a gain on sales of marketable securities amounting to $3,675,000 ($2,341,000 after tax).

Operating results for the year ended December 31, 2002 showed a consolidated loss of $66,746,000. These results included gains on the sale of certain real estate properties reported within discontinued operations; income from all discontinued operations, net of tax, totaled $5,173,000 in 2002. Results for 2002 included net gain on derivative instruments amounting to $1,632,000 ($1,029,000 after tax), and loss amounting to $3,264,000 ($2,058,000 after tax) for expensing deferred loan costs relating to early extinguishment of long-term debt that was repaid during the first quarter of 2002. Results for 2002 also included the cumulative effect of a change in accounting principle amounting to $64,373,000, net of income taxes.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

Revenue

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$87,486	-1.9%	$89,153	-5.2%	$94,006
Radio	44,221	36.0%	32,515	-6.2%	34,677
Fisher Plaza	5,491	33.3%	4,119	3.3%	3,986
All other	1,241	27.3%	975	-31.3%	1,419
Corporate and eliminations	(52)	-21.2%	(66)	-17.5%	(80)

Consolidated	$138,387	9.2%	$126,696	-5.5%	$134,008

Overall television net revenue was lower by $1,667,000 in 2003, as compared to 2002. The decrease was primarily attributable to overall lower political advertising, particular in our Oregon markets, as well as lower national advertising revenue primarily at the Company’s two ABC-affiliated stations. Our two largest television stations, KOMO TV in Seattle and KATU in Portland, are affiliated with ABC. The overall decrease was offset somewhat by improved local advertising revenue in almost all of our operating units, as well as improved national advertising at most of our CBS-affiliated small-market stations.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), revenue for the overall Seattle television market increased 2.2% during 2003, as compared to 2002, and revenue for the overall Portland television market decreased 3.2%. Our Seattle and Portland television stations experienced revenue declines of 0.6% and 3.2%, respectively, during the year. We believe that the weak performance of ABC continues to contribute to lower revenues at these stations. All of our smaller-market CBS-affiliated television operations reported increased revenue in 2003, as compared to 2002.

Overall television net revenue declined during 2002, compared with 2001, due primarily to a weak economy in the Northwest and relatively weak performance by ABC network programming.

Based on information published by Miller Kaplan, revenue for the overall Seattle television market declined 3% during 2002, as compared to 2001, and revenue for the overall Portland television market increased 10%. Our Seattle and Portland television stations experienced revenue declines of 14% and 1%, respectively, during the year. We believe that the performance of ABC and coverage of the Winter Olympic Games on a competing network were contributing factors. We also believe that KOMO TV in Seattle was impacted by the popularity of the Seattle Mariners baseball team, whose games are broadcast on a competing television station.

Our radio operations showed strong revenue growth in 2003, compared to the prior year, primarily as a result of Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, beginning with the 2003 season. Miller Kaplan, which excludes sports programming, reported that radio revenues for the Seattle market grew less than 1% during 2003. Our small-market radio stations in Eastern Washington and Montana also experienced strong growth in local and national advertising, and increased net revenue by 8% during the year, due in part to operations under three new radio licenses in Montana.

Our radio operations reported mixed revenue results during 2002. Revenues for our Seattle radio operations declined during the year due, in part, to a decline in ratings. Miller Kaplan reported that radio revenues for the Seattle market declined 2%. Revenue at our small-market radio stations in Eastern Washington and Montana increased 8% in 2002, compared with 2001, due in part to operations under two new radio licenses in Montana.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenues over the past two years is due to increasing occupancy levels by third-party tenants; however, the increase in 2003 revenue, as compared with 2002, is primarily due to a significant penalty paid by a tenant during the first quarter of 2003 for early termination of premises agreements. The Seattle-area real estate market continues to be soft, which may delay our ability to reach full occupancy.

Revenue at Fisher Pathways (included in the all other category) fluctuates depending on the demand for satellite transmission services from our facilities in Seattle. The fluctuations over the past two years have been the result of this fluctuating demand, and such fluctuations are anticipated to continue in the future.

Cost of services sold

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$44,108	-2.0%	$44,996	-6.4%	$48,084
Radio	22,438	105.0%	10,947	-18.2%	13,390
Fisher Plaza	1,499	7.4%	1,396	155.7%	546
All other	524	31.3%	399	-25.0%	532
Corporate and eliminations	614	-16.8%	738	-12.2%	841

Consolidated	$69,183	18.3%	$58,476	-7.8%	$63,393
Percentage of revenue	50.0%		46.2%		47.3%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, costs to operate Fisher Plaza, and operating costs of the businesses included in the all other category. Many of these costs are relatively fixed in nature, and do not necessarily vary on a proportional basis with revenue.

The overall increase in cost of services sold in 2003, in comparison to 2002, is the result of higher expenses in the radio segment relating to KOMO AM’s agreement to broadcast Seattle Mariners baseball games, as well as a September 2002 change to an all-news format at KOMO AM.

The decrease in the television segment cost of services sold in 2003, as compared to 2002, is primarily the result of lower programming and syndication costs as we changed the line-up for certain key syndicated programming and renegotiated contracts for certain other programs at lower overall rates. The overall decrease was offset somewhat by increased promotional activities and certain news-based expenses.

Emphasis on expense control at the television and radio segments resulted in a reduction in operating expenses in both segments in 2002, compared with 2001. The largest declines were in salaries and related expenses due to staff reduction, cost of syndicated and sports programs, and promotion expense. Some expense reductions in the radio segment were partially offset by increases relating to the programming changes at KOMO AM in the fall of 2002.

Lower 2001 operating expenses in the Fisher Plaza segment are largely attributable to deferral of certain costs during the year as the first building of the project was in the development stage (See Note 1 to the Consolidated Financial Statements for our accounting policy regarding real estate development costs). Certain costs were also deferred relating to the second building of the project. Increases from 2001 are generally attributable to increasing costs as Fisher Plaza became an operating facility.

The corporate and eliminations category includes the reclassification and elimination of certain operating expenses between operating segments. There is no impact on net income as such amounts are eliminated in the Consolidated Financial Statements.

Selling expenses

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$11,161	15.4%	$9,675	-7.1%	$10,414
Radio	13,753	38.4%	9,936	39.7%	7,114
All other	345	75.1%	197	69.8%	116

Consolidated	$25,259	27.5%	$19,808	12.3%	$17,644
Percentage of revenue	18.3%		15.6%		13.2%

The increase in selling expenses in the television segment in 2003, as compared to 2002, is due primarily to increased consulting costs relating to increasing the Company’s revenue base, increased expenses relating to computer applications and services, and certain increases in salaries and commissions. The decline in selling expenses at the television segment in 2002, compared with 2001 is primarily due to a reduction in salaries and other selling expenses as part of efforts to control expenses.

Selling expenses increased in our radio segment in 2003, as compared to 2002, due primarily to costs associated with the Mariners baseball contract on KOMO AM. These increased costs include merchandising, staff salaries, commissions, and meals and entertainment expenses. The overall increase is also attributable to expenses associated with a joint sales agreement that became effective in March 2002 but that was in place for all of 2003. Selling expenses at our radio segment increased in 2002, as compared to 2001, as costs incurred at Seattle Radio operations in connection with the joint sales agreement, and additional sales personnel related to the rights agreement to broadcast Seattle Mariners baseball games on KOMO AM, more than offset by savings resulting from emphasis on expense control and lower commissions to sales personnel due to reduced revenue.

We do not allocate selling expenses to Fisher Plaza; rather, such expenses are incurred and reported within Fisher Media Services Company’s corporate group, and are shown within the “all other” category.

General and administrative expenses

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$17,075	-6.6%	$18,286	6.2%	$17,215
Radio	7,995	-5.6%	8,471	16.5%	7,274
All other	1,428	-7.8%	1,548	85.4%	835
Corporate and eliminations	13,331	54.8%	8,611	-0.1%	8,618

Consolidated	$39,829	7.9%	$36,916	8.8%	$33,942
Percentage of revenue	28.8%		29.1%		25.3%

The television and radio segments had lower general and administrative expenses in 2003, in comparison to 2002, due to lower expenses associated with our supplemental retirement plan, continued cost-control efforts including savings in certain employee benefit areas, and reductions in certain support and facilities costs allocated to these segments. These reductions were offset in part by increased insurance and incentive compensation costs. Specific to Seattle Radio, the decrease in 2003 also is due to a $600,000 charge taken in 2002 as a result of relocating our Seattle Radio operations.

Our television and radio segments experienced higher costs of medical and other employee benefits, insurance and professional fees during 2002, as compared to 2001. The radio segment also incurred a charge amounting to approximately $600,000 in connection with a change in location of the Seattle Radio operations during the year ended December 31, 2002, compared with 2001.

In the all other category, the increase in general and administrative expenses in 2002, as compared to 2001, was primarily attributable to increased personnel and related costs at Fisher Media Services’ corporate function related primarily to marketing and administration for Fisher Plaza. We do not allocate general and administrative expenses to Fisher Plaza; rather, such expenses are incurred and reported within Fisher Media Services Company’s corporate group, and are shown within the “all other” category.

The corporate group incurred higher expenses in 2003, in comparison to 2002, primarily as a result of retention payments (see Note 13 of the Consolidated Financial Statements) and severance expenses (related to restructuring and streamlining activities), together accounting for $2,700,000, as well as increased legal and consulting expenses relating to evaluation of strategic alternatives and corporate projects. Corporate general and administrative expenses in 2004 are expected to include additional finance personnel, consulting, and professional fees relating to increased regulatory requirements under the Sarbanes-Oxley Act of 2002. Our corporate group incurred lower general and administrative expenses in certain categories in 2002 primarily as a result of severance and outplacement costs from staff reductions in 2001 that did not recur in 2002; these decreases were offset by increases in other categories, including insurance and pension expense.

Depreciation and amortization

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$11,437	-2.7%	$11,753	-19.2%	$14,550
Radio	1,535	-3.6%	1,593	14.1%	1,396
Fisher Plaza	1,873	29.6%	1,445	28.2%	1,127
All other	982	59.7%	615	140.2%	256
Corporate and eliminations	353	50.9%	234	23.8%	189

Consolidated	$16,180	3.5%	$15,640	-10.7%	$17,518
Percentage of revenue	11.7%		12.3%		13.1%

Depreciation for the television and radio segments declined somewhat in 2003, as compared to 2002, as a result of generally reduced capital spending over the past two years.

The decline in depreciation and amortization in the television segment for the year ended December 31, 2002, compared with 2001, is primarily due to a new accounting standard that required discontinuation of goodwill amortization beginning January 1, 2002. Goodwill amortization amounted to $3,857,000 during 2001.

The increase in depreciation and amortization in the radio segment for the year ended December 31, 2002, compared with 2001, is primarily due to a change in location of the Seattle Radio operations, which resulted in accelerating depreciation on certain items at the prior facility.

The increase in depreciation in the Fisher Plaza segment in 2003, as compared to 2002, is primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service. Fisher Plaza was first placed in service in mid-2000, and depreciation on an additional portion of the project began during the second half of 2001 when the first phase was considered substantially complete.

The increase in depreciation and amortization in the “all other” segment in 2003, as compared to 2002, is primarily due to recording a full year of depreciation in 2003 for web publishing software that was acquired during 2002. The increase in 2002 depreciation in the all other category is primarily attributable to depreciation of web publishing software placed in service in 2002 by the Media Services corporate group.

Income (loss) from operations

	Year Ended December 31
($ in thousands)	2003	% Change	2002	% Change	2001
Television	$3,705	-16.6%	$4,443	18.7%	$3,743
Radio	(1,500)	-195.7%	1,568	-71.5%	5,503
Fisher Plaza	2,119	65.8%	1,278	-44.7%	2,313
All other	(3,104)	74.0%	(1,784)	457.5%	(320)
Corporate and eliminations	(13,284)	37.7%	(9,649)	-0.8%	(9,728)

Consolidated	$(12,064)	191.1%	$(4,144)	-374.3%	$1,511

Income (loss) from operations by segment consists of revenue less operating expenses. Income from operations by segment excludes net gain (loss) on derivative instruments, loss from extinguishment of long-term debt, other income, net, and equity in operations of equity investees.

Net gain (loss) on derivative instruments

	Year Ended December 31
(in thousands)	2003		2002		2001
	$(6,911)		$1,632

On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. The value of the Forward Transaction can change significantly, based primarily on changes in the value of SAFECO Corporation common stock, changes in underlying assumptions concerning the volatility of SAFECO common stock, and changes in interest rates.

In connection with borrowings for our broadcasting operations, the broadcasting subsidiary entered into an interest rate swap agreement (the “Swap Agreement”) fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under these borrowings. The change in value of the Swap Agreement is recorded in the statement of operations. The value of the Swap Agreement can change significantly, based primarily on changes in market interest rates.

Net loss on derivative instruments in 2003 consists of unrealized loss resulting from changes in fair value of the Forward Transaction derivative amounting to $10,299,000, offset in part by an unrealized gain from changes in fair value of the Swap Agreement amounting to $3,388,000 (see Note 7 to the Consolidated Financial Statements).

Net gain on derivative instruments in 2002 includes unrealized gain resulting from changes in fair value of the Forward Transaction amounting to $5,227,000, unrealized loss from changes in fair value of the Swap Agreement amounting to $959,000, and a realized loss amounting to $2,636,000 from termination, in March 2002, of a previous interest rate swap agreement.

Loss from extinguishment of long-term debt

	Year Ended December 31
(in thousands)	2003	2002	2001
	$(2,204)	$(3,264)

As a result of significant reductions in our long-term debt during the fourth quarter of 2003, we wrote off deferred loans costs totaling $2,204,000. We repaid certain loans in March 2002 and, as a result, recognized deferred loan costs amounting to $3,264,000.

Other income, net

	Year Ended December 31
(in thousands)	2003	2002	2001
	$6,401	$2,932	$2,950

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in 2003, in comparison to 2002, is due primarily to a gain on the sale of marketable securities amounting to $3,675,000 in 2003.

Interest expense, net

	Year Ended December 31
(in thousands)	2003	2002	2001
	$(13,081)	$(11,318)	$(9,211)

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense relating to debt that was required to be repaid from the net proceeds from certain sales has been reclassified to discontinued operations (see Note 2 to the Consolidated Financial Statements). The increase in 2003 interest, in comparison to 2002, is due primarily to increased fees and expenses associated with the Swap Agreement, as well as lower amounts capitalized due to the completion of Fisher Plaza. The increase in 2002 interest expense, compared with 2001, is attributable to higher amounts borrowed during 2002, partially offset by lower interest rates. Interest attributable to construction costs of Fisher Plaza and other significant capital projects is capitalized as part of the cost of the related project until the project is substantially complete and ready for its intended use. Interest capitalized during 2003, 2002, and 2001 amounted to $2,006,000, $2,449,000, and $1,816,000, respectively. As a result of significant reductions in our debt balances in 2003, we anticipate lower interest expense in 2004.

Benefit for federal and state income taxes

	Year Ended December 31
(in thousands)	2003	2002	2001
	$(13,029)	$(6,523)	$(3,306)
Effective tax rate	46.8%	46.4%	69.7%

The provision for federal and state income taxes varies directly with pre-tax income. The tax benefit from continuing operations in 2003 is offset by tax provisions in discontinued operations resulting primarily from gains on sales of assets. The tax benefits in 2002 and 2001 primarily reflect our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, the impact of state income taxes, and, in 2003 and 2002, revision of estimates of contingent tax liabilities.

Income (loss) from discontinued operations, net of income tax

	Year Ended December 31
(in thousands)	2003	2002	2001
Real estate operations	$10,276	$6,775	$1,261
Property management business	(831)	1,674	(1,488)
Georgia television stations	8,189	347	(876)
Portland radio stations	7,090	(582)	(2,088)
Media Services operations closed	(1,692)	(2,541)	(3,308)
Milling business		(500)	(327)

	$23,032	$5,173	$(6,826)

The Company’s real estate subsidiary concluded the sale of one industrial property in October 2002 for proceeds of $8,993,000, three industrial properties in December 2002 for proceeds of $37,510,000, and its remaining two commercial office properties in October 2003 for proceeds of $60,948,000 (prior to payment of mortgage obligations). In December 2003, the Company then sold the property management operations to a third party created by former employees of the Company’s real estate subsidiary. The Company no longer has any real estate operations outside of Fisher Plaza.

On December 1, 2003, Fisher Broadcasting Company completed the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus; net proceeds from the sale were $40,725,000.

On December 18, 2003, Fisher Broadcasting Company completed the sale of its two Portland, Oregon radio stations, KWJJ-FM and KOTK AM; net proceeds from the sale were $42,033,000.

In connection with the Company’s restructuring, two of the businesses operated by the Company’s Media Services subsidiary – Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”) – ceased operations during the second quarter of 2003, and those businesses were closed. The real estate operations of Fisher Plaza and satellite transmission services by Fisher Pathways, Inc. are the only remaining businesses conducted by the Fisher Media Services subsidiary.

The aforementioned real estate properties that were sold in 2002 and October 2003, the sale of property management operations, the sale of the Company’s Georgia and Portland broadcasting stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flow of those components have been eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of these components are reported as discontinued operations in the accompanying financial statements. The prior-year results of operations for these components have been reclassified to conform to the 2003 presentation.

In October 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results of Fisher Mills have been reported as discontinued operations in the accompanying financial statements.

In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” the income (loss) from discontinued operations of certain of these components includes an allocation of interest expense relating to debt that was required to be repaid from the net proceeds from sales, in addition to interest expense relating to mortgage loans on the properties sold. This debt has not been reclassified in the accompanying financial statements; however, mortgage obligations that relate to properties sold have been reclassified to liabilities of businesses held for sale.

Operational data for discontinued real estate properties is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$5,120	$10,969	$10,423
Income (loss) from discontinued operations:
Discontinued operating activities	$(33)	$423	$3,139
Gain on sale	16,724	11,425

	16,691	11,848	3,139
Income tax effect	(6,059)	(4,378)	(1,130)

	10,632	7,470	2,009
Interest allocation, net of income taxes	(356)	(695)	(748)

Net income from discontinued real estate properties	$10,276	$6,775	$1,261

The interest allocation in 2003 is based on $14,000,000 in net proceeds (after income taxes, closing costs, reimbursement from the buyer of certain other items, and retirement of mortgage obligations) that was required to pay down debt as a result of the October 2003 sale of real estate properties. The interest allocation calculation for 2002 and 2001 also includes $6,200,000 used to pay down debt resulting from the fourth-quarter 2002 sales of real estate properties.

Revenues from real estate properties in 2003 were significantly lower than in the prior two years as a result of the sale of commercial properties in late 2002.

Operational data for the property management operations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$502	$1,294	$1,755
Income (loss) from discontinued operations:
Discontinued operating activities	$(513)	$(2,039)	$(1,918)
Gain (loss) on sales	(215)	5,442

	(728)	3,403	(1,918)
Income tax effect	(103)	(1,729)	430

Net income (loss) from discontinued property management operations	$(831)	$1,674	$(1,488)

Revenue for the property management operations declined in 2003, in comparison to 2002 and 2001, due primarily to the sale of commercial properties for which property management services were no longer provided after the sale. The property management business carried all general and administrative expenses relating to the Company’s commercial property ownership; therefore, its operating results include expenses that also benefited the commercial property operations.

In September 2002, our real estate subsidiary concluded the sale of certain property located on Lake Union in Seattle. Net proceeds from the sale were $12,779,000. The real estate subsidiary had agreements to provide certain management and other services to the purchaser of the property. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, were initially reported as continuing operations. As a result of the sale of the Company’s property management business in the fourth quarter of 2003, the results of operations and the gain recognized on the sale have been reclassified to discontinued operations within property management operations for all periods in the accompanying financial statements.

Operational data for the Georgia television stations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$7,805	$8,784	$8,794
Income (loss) from discontinued operations:
Discontinued operating activities	$2,292	$2,843	$1,129
Gain on sale	12,460

	14,752	2,843	1,129
Income tax effect	(5,248)	(1,044)	(432)

	9,504	1,799	697
Interest allocation, net of income taxes	(1,315)	(1,452)	(1,573)

Net income (loss) from discontinue Georgia television stations	$8,189	$347	$(876)

The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale. The computation of the gain on sale is net of $23,514,000 in goodwill relating to the Georgia television stations.

Results of operations in 2001 for the Georgia television stations include amortization of goodwill of $1,466,000. Due to the adoption of a new accounting standard, no further amortization was charged beginning January 1, 2002.

Operational data for the Portland radio stations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$2,474	$6,442	$5,479
Income (loss) from discontinued operations:
Discontinued operating activities	$338	$1,014	$(1,247)
Gain on sale	12,616

	12,954	1,014	(1,247)
Income tax effect	(4,702)	(379)	477

	8,252	635	(770)
Interest allocation, net of income taxes	(1,162)	(1,217)	(1,318)

Net income (loss) from discontinued Portland radio stations	$7,090	$(582)	$(2,088)

Upon signing the agreement to sell the Portland radio stations, the Company entered into a separate agreement whereby the buyer operated the radio stations prior to closing the transaction and remitted monthly amounts specified in the contract. Such payments commenced in June 2003 and totaled $1,034,000 in 2003; this amount is included within income from discontinued operations but is not reported as revenue in the table shown above.

The interest allocation is based on $32,900,000 in net proceeds (after income taxes and closing costs) that was required to pay down debt as a result of the sale. The computation of the gain on sale is net of $28,230,000 in goodwill relating to the Portland radio stations.

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company is required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at December 31, 2003. The Company has filed the requisite documents to be a participant in the State of Oregon Department of Environmental Quality’s Voluntary Cleanup Program and estimates that it will incur $300,000 in environmental consulting and other expenses to meet the requirements of the sale agreement, which amount was accrued as of December 31, 2003 and was charged against the gain on sale (which is included in discontinued operations). The Company currently estimates that its plan to address this issue can be substantially completed by the end of 2004, though that estimate is subject to various factors outside of the Company’s control. If the Company incurs costs in excess of $380,000, then additional costs may be refunded up to the amount withheld. The Company is not able to estimate a range of loss that could occur if its current plan is not successful.

Results of operations in 2001 for the Portland radio stations include amortization of goodwill of $818,000. Due to the adoption of a new accounting standard, no further amortization was charged beginning January 1, 2002.

Operational data for the media businesses closed is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$1,557	$3,358	$1,181
Loss from discontinued operations:
Discontinued operating activities	$(2,426)	$(3,971)	$(5,168)
Income tax effect	734	1,430	1,860

Net loss from discontinued media businesses	$(1,692)	$(2,541)	$(3,308)

The increase in revenues in 2002, as compared to 2001, was due primarily to increased program production and development at Fisher Entertainment. The decline in revenues in 2003, as compared to 2002, is due primarily to the cessation of operations of Fisher Entertainment in the second quarter of 2003.

The loss from media businesses closed has declined over the past two years due primarily to curtailing Civia’s operations in 2002, and then closing Fisher Entertainment and Civia in the second quarter of 2003.

Operational data for the milling business is summarized as follows (in thousands):

Year Ended December 31	2002	2001
Revenue		$44,675
Loss from discontinued operations:
Discontinued operating activities	$(769)	$(500)
Income tax effect	269	173

Net loss from discontinued milling business	$(500)	$(327)

During 2001, substantially all of the assets and working capital used in the Company’s flour milling and food distributions operations were sold. As a result of these sales, and an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000. This revision in estimate, net of taxes, was recorded as loss from discontinued operations in 2001.

In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $769,000, or $500,000 net of taxes.

Cumulative effect of change in accounting principle, net of income tax

Year Ended December 31
(in thousands)	2003	2002	2001
$(64,373)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, consists and requires separate assessment, of each of the Company’s television and radio station groups. The Company determines fair value with the assistance of outside consultants; the valuation methodologies include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. As a result of the impairment assessment for 2002, the Company determined that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of SFAS 142, the net loss of $64,373,000 resulting from the transitional impairment test was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial Statements for the year ended December 31, 2002. The required annual impairment tests were performed in the fourth quarter of 2003 and 2002, resulting in no further impairment.

Other comprehensive income (loss)

	Year Ended December 31
(in thousands)	2003	2002	2001
	$6,252	$6,733	$(5,489)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities, adjustments to reflect minimum pension liabilities, and the effective portion of the change in fair value of an interest rate swap agreement that was terminated in the first quarter of 2002, and is net of income taxes.

During the year ended December 31, 2003, the value of the marketable securities increased $8,316,000, net of tax, and $2,024,000 after-tax gain was reclassified to operations upon the sale of certain marketable securities. As of December 31, 2003, marketable securities consists of 3,002,376 shares of SAFECO Corporation. The per-share market price of SAFECO Corporation common stock was $38.93 at December 31, 2003, $34.67 at December 31, 2002, and $31.15 at December 31, 2001. During the year ended December 31, 2002, the value of the marketable securities increased $6,660,000, net of tax, compared to a decrease in value of $3,233,000, net of tax, in 2001.

At December 31, 2003 and 2002, the accumulated benefit obligation of our defined benefit pension plans exceeded plan assets. Accordingly, an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $40,000 and $2,183,000, net of income taxes, for the years ended December 31 2003, and 2002, respectively.

During the period from January 1 through March 21, 2002 we used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. During this period the fair value of the swap increased $543,000, net of tax, which is recorded in other comprehensive income. In connection with the refinancing of our long-term debt, the swap agreement was terminated and the remaining negative fair market value of $2,636,000 ($1,713,000, net of tax benefit) was reclassified to operations.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. This pronouncement established accounting and reporting standards for derivative instruments. If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income, and the ineffective portion is recorded in earnings. Changes in the fair value of derivatives not designated as hedges are recognized in earnings. The Company used an interest rate swap, designated as a cash flow hedge, to manage exposure to interest rate risks. In accordance with SFAS 133, the effective portion of the change in fair value of the swap was recorded in other comprehensive income. Adoption of SFAS 133 resulted in a reduction to other comprehensive income of $907,000, net of income taxes, which is reported as the cumulative effect of the accounting change in other comprehensive income in 2001. The related change in value of the interest rate swap agreement of $1,349,000, net of tax, is a reduction in other comprehensive income in 2001.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements and became effective for the Company’s 2003 financial statements. Accordingly, a loss from extinguishment of long-term debt reported as an extraordinary item in the 2002 financial statements has been reclassified to continuing operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company commencing with the first quarter of the 2003 fiscal year. Disclosures required by SFAS 148 are provided in Note 9 to these Consolidated Financial Statements. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation plans.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

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

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, a revision of FASB Statement No. 132.” SFAS 132R provides for expanded annual and quarterly disclosures with regard to pensions and other postretirement benefits, but does not change the measurement or recognition of those plans required by existing accounting standards. These additional disclosures are generally effective for the year ended December 31, 2003, with certain disclosures required for quarters beginning after December 15, 2003. Additional disclosures for our supplemental retirement program have been provided in Note 11 to these Consolidated Financial Statements, as required by SFAS 132R.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 we had working capital of $23,219,000, including cash and short-term cash investments totaling $12,996,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of December 31, 2003, approximately $46,000,000 is available under existing credit facilities.

The Company’s real estate subsidiary concluded the sale of its final two commercial office properties in October 2003 for proceeds of $60,948,000 (prior to payment of mortgage obligations). On December 1, 2003, the broadcasting subsidiary completed the sale of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus; net proceeds from the sale were $40,725,000. On December 18, 2003, the broadcasting subsidiary completed the sale of its two Portland, Oregon radio stations, KWJJ FM and KOTK AM; net proceeds from the sale were $42,033,000. The proceeds from these sales were used to reduce debt, thereby significantly decreasing our future cash outflows for interest. With these sales completed and our debt significantly reduced, we do not foresee further significant sales of corporate assets, although circumstances and opportunites may arise which could lead us to consider further asset sales.

Net cash provided by operating activities during the year ended December 31, 2003 was $6,159,000. Net cash provided by operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. Net cash provided by investing activities during the period was $152,234,000, including $143,808,000 proceeds from the sale of real estate and broadcasting assets, $12,778,000 cash relating to the Fisher Plaza project that became unrestricted during 2003, $5,169,000 proceeds from the sale of marketable securities, and $3,235,000 proceeds from the collection of notes receivable. Cash provided by investing activities was net of $12,413,000 for purchase of property, plant and equipment (including for the Fisher Plaza project). We are near the completion of the Fisher Plaza project, with future capital outflows expected to consist primarily of tenant improvements. Broadcasting is a capital-intensive business; however, we have no significant commitments or plans for the purchase of capital items. Should we choose to delay capital expenditures, such delays could affect our future operations.

Net cash used in financing activities in 2003 was $168,912,000, comprised primarily of payments of $168,667,000 on borrowing agreements and mortgage loans, utilizing cash generated from the sale of real estate and broadcast assets. At a meeting held on July 3, 2002, the Company’s board of directors voted to suspend payment of the quarterly dividend.

As further disclosed in Note 7 to the Consolidated Financial Statements, we are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing.

As of December 31, 2003, the following table presents our contractual obligations:

	Debt Maturities	Broadcast Rights	Other Obligations	Lease Obligations	Total
2004	$1,526	$20,325	$4,468	$1,195	$27,514
2005	63,881	19,616	4,677	946	89,120
2006	17,750	17,551	4,897	344	40,542
2007	800	13,055	5,128	252	19,235
2008	800	9,777	2,302	103	12,982
Thereafter	44,100	19		436	44,555

	$128,857	$80,343	$21,472	$3,276	$233,948

Commitments for broadcasting rights consist of $5,986,000 recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of December 31, 2003 and $74,357,000 for future rights to broadcast television and radio programs. Other obligations consist of $10,334,000 in fees relating to future rights to broadcast television and radio programs and $11,138,000 for commitments under a joint sales agreement. We intend to refinance our debt scheduled to mature in 2005 prior to its maturity date.

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

As of December 31, 2003, our fixed rate debt totaled $54,251,000. The fair value of our fixed-rate debt is estimated to be approximately $4,900,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of December 31, 2003, amounted to $250,000. As of December 31, 2002, our fixed rate debt totaled $107,008,000. The fair value of our fixed-rate debt was estimated to be approximately $1,035,000 greater than the carrying amount. Market risk was estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of December 31, 2002, amounted to $2,115,000.

We also had $74,606,000 in variable-rate debt outstanding as of December 31, 2003. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $552,000 annual change in our pre-tax earnings and cash flows. We had $185,381,000 in variable-rate debt outstanding as of December 31, 2002. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $1,172,000 annual change in our pre-tax earnings and cash flows.

We are a party to an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of our floating rate debt outstanding under an eight-year credit facility (broadcast facility). The notional amount of the swap reduces as payments are made on principal outstanding under the broadcast facility until termination of the contract on March 22, 2004. We currently do not intend to enter into a new interest rate swap agreement at the expiration of the current agreement. As of December 31, 2003, the notional amount of the swap was $63,000,000 and the fair value of the swap agreement was a liability of $907,000. A hypothetical 10 percent change in interest rates would not have a significant effect on the fair value of our swap agreement as of December 31, 2003. We have not designated the swap as a cash flow hedge; accordingly changes in the fair value of the swap are reported in net gain on derivative instruments in the accompanying Consolidated Financial Statements. As of December 31, 2002, the notional amount of the swap was $65,000,000 and the fair value of the swap agreement was a liability of $4,295,000. A hypothetical 10 percent change in interest rates would have changed the fair value of our swap agreement by approximately $100,000 as of December 31, 2002.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of December 31, 2003 was $116,882,000. Marketable securities consist of 3,002,376 shares of SAFECO Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2003, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $11,688,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of December 31, 2003, 3,000,000 shares of SAFECO Corporation common stock owned by the Company were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of December 31, 2003 the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $5,072,000, and the resulting loss of $10,299,000 during 2003 is included in net gain (loss) on derivative instruments in the accompanying Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $8,100,000. A hypothetical 10 percent change in volatility would not have a significant effect on the market value of the Forward Transaction, and a hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $400,000.

As of December 31, 2002 the derivative portion of the Forward Transaction was an asset with a fair market value of $5,227,000, which was included in net gain on derivative instruments in the accompanying Consolidated Financial Statements for 2002. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would have changed the market value of the Forward Transaction by approximately $7,600,000. A hypothetical 10 percent change in volatility would have changed the market value of the Forward Transaction by approximately $250,000, and a hypothetical 10 percent change in interest rates would have changed the market value of the Forward Transaction by approximately $650,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related documents listed in the index set forth in Item 15 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fourth fiscal quarter and except as discussed below, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fourth fiscal quarter and except as discussed below, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During 2003, management and our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. These matters related to internal controls with respect to the identification of pension liability, the timing and recording of settlement losses and the classification of cash flows. Subsequently, our independent auditors have observed additional adjustments to the company’s financial statements relating to out-of-period adjustments made between quarters, which the Company concluded were not material, and an adjustment to deferred financing costs which was not identified during the Company’s review of its financial statements. In addition, the Company observed an adjustment to a property sale that was not recorded, which the Company concluded was not material. In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our independent auditors informed management and our Audit Committee that, taken together, the number of adjustments that were identified indicate the lack of an effective monitoring and oversight function during fiscal 2003, and concluded that this is a significant deficiency in the internal control structure of the Company, which they considered to be a material weakness under current accounting standards established by the American Institute of Certified Public Accountants.

These matters have been discussed among management, our independent auditors and our Audit Committee. We have assigned the highest priority to the correction of this deficiency and have taken and will continue to take action to fully correct it. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels, and to reassign duties of some current staff members, in order to strengthen the monitoring and oversight function and ensure proper accounting and reporting. We hired additional corporate accounting staff, including a Vice President of Finance in August 2003 and an additional controller in January 2004. We have hired an internal control analyst that is expected to begin work in late March 2004. We plan to continue to add additional qualified staff in our corporate finance department and ensure proper training of our staff as necessary.

Except as noted above, we have made no significant changes in internal control over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvements.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Part III, including information set forth under the headings “Information With Respect to Nominees and Directors Whose Terms Continue”, “Security Ownership of Certain Beneficial Owners and Management”, and “Compliance With Section 16(a) Filing Requirements” and information regarding our Code of Conduct and Code of Ethics, will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2004, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III, including information set forth under the heading “Executive Compensation” and “Information With Respect to Nominees and Directors Whose Terms Continue,” will be contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 29, 2004, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the discussion below, the information required by Item 12 of Part III, including information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2004, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

We maintain two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2003 options and rights for 360,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2003 options for 176,100 shares had been issued, net of forfeitures. The Plans were approved by shareholders effective April 26, 2001 (see Note 9 to the Consolidated Financial Statements).

The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
456,723	$52.88	423,900

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Part III, including information set forth under the heading “Transactions With Management,” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2004, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III, including information set forth under the heading “Principal Accountant Fees and Services,” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2004, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements:

• Reports of Management and Independent Auditors	47-48

• Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	49

• Consolidated Balance Sheets at December 31, 2003 and 2002	50

• Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001	51

• Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	52

• Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001	53

• Notes to Consolidated Financial Statements	54

(2)	Financial Statement Schedules:

• Report of Independent Auditors	80

• Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001	81

(3)	Exhibits: See “Exhibit Index.”

(b)	Forms 8-K filed during the fourth quarter of 2003:

A report on Form 8-K dated October 23, 2003 was filed with the Commission announcing pursuant to Item 2 and Item 7 of Form 8-K that the Company’s real estate subsidiary, Fisher Properties Inc., had completed the sale of two commercial properties to RREEF America LLC.

A report on Form 8-K dated November 14, 2003 was furnished to the Commission announcing pursuant to Item 12 of Form 8-K announcing third quarter 2003 operating results.

A report on Form 8-K dated December 1, 2003 was filed with the Commission pursuant to Item 2 and Item 7 of Form 8-K announcing that Fisher Broadcasting – Georgia LLC had completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, to Southeastern Media Holdings, Inc.

A report on Form 8-K dated December 18, 2003 was filed with the Commission pursuant to Item 2 and Item 7 of Form 8-K announcing that Fisher Broadcasting – Portland Radio, LLC had completed the sale of substantially all of the assets of its two Portland, Oregon radio stations, KWJJ FM and KOTK AM, to Entercom Communications Corporation.

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

The independent auditors audit the Company’s Consolidated Financial Statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent report on such financial statements.

The Board of Directors of the Company has an Audit Committee composed of six non-management Directors. The Committee meets periodically with management and the independent auditors to review accounting, control, auditing and financial reporting matters.

/s/ WILLIAM W. KRIPPAEHNE JR.

William W. Krippaehne Jr. President and Chief Executive Officer

/s/ DAVID D. HILLARD

David D. Hillard Senior Vice President and Chief Financial Officer

Report of Independent Auditors

To the Stockholders and

Board of Directors of

Fisher Communications, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002 to adopt Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Seattle, Washington March 11, 2004

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2003	2002	2001
(in thousands, except per-share amounts)
Revenue	$138,387	$126,696	$134,008
Costs and expenses
Cost of services sold, exclusive of depreciation and amortization reported separately below, amounting to $14,356, $13,591, and $12,188, respectively	69,183	58,476	63,393
Selling expenses	25,259	19,808	17,644
General and administrative expenses	39,829	36,916	33,942
Depreciation and amortization	16,180	15,640	17,518

	150,451	130,840	132,497

Income (loss) from operations	(12,064)	(4,144)	1,511
Net gain (loss) on derivative instruments	(6,911)	1,632
Loss from extinguishment of long-term debt	(2,204)	(3,264)
Other income, net	6,401	2,932	2,950
Equity in operations of equity investee	26	93	7
Interest expense, net	(13,081)	(11,318)	(9,211)

Loss from continuing operations before income taxes	(27,833)	(14,069)	(4,743)
Provision (benefit) for federal and state income taxes	(13,029)	(6,523)	(3,306)

Loss from continuing operations	(14,804)	(7,546)	(1,437)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations	10,276	6,775	1,261
Property management business	(831)	1,674	(1,488)
Georgia television stations	8,189	347	(876)
Portland radio stations	7,090	(582)	(2,088)
Media Services operations closed	(1,692)	(2,541)	(3,308)
Milling business		(500)	(327)

Income (loss) from discontinued operations, net of income taxes	23,032	5,173	(6,826)

Income (loss) before cumulative effect of change in accounting principle	8,228	(2,373)	(8,263)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)

Net income (loss)	$8,228	$(66,746)	$(8,263)

Income (loss) per share:
From continuing operations	$(1.72)	$(0.88)	$(0.16)
From discontinued operations	2.68	0.61	(0.80)
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share	$0.96	$(7.77)	$(0.96)

Income (loss) per share assuming dilution:
From continuing operations	$(1.72)	$(0.88)	$(0.16)
From discontinued operations	2.68	0.61	(0.80)
Cumulative effect of change in accounting principle		(7.50)

Net income (loss) per share assuming dilution	$0.96	$(7.77)	$(0.96)

Weighted average shares outstanding	8,599	8,593	8,575
Weighted average shares outstanding assuming dilution	8,599	8,593	8,575

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2003	December 31 2002
(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash and short-term cash investments	$12,996	$23,515
Restricted cash		12,778
Receivables	28,362	30,943
Income taxes receivable		4,425
Deferred income taxes	1,592	1,609
Prepaid expenses	3,951	4,268
Television and radio broadcast rights	6,624	7,146
Assets held for sale		3,114

Total current assets	53,525	87,798
Marketable securities, at market value	116,882	107,352
Cash value of life insurance and retirement deposits	14,694	13,876
Television and radio broadcast rights	4,120	5,253
Goodwill, net	38,354	38,354
Intangible assets	1,244	765
Investments in equity investee	2,824	2,922
Other	5,199	16,524
Assets held for sale		108,525
Property, plant and equipment, net	159,843	164,622

Total Assets	$396,685	$545,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$1,526	$4,821
Trade accounts payable	3,684	4,607
Accrued payroll and related benefits	9,207	6,606
Television and radio broadcast rights payable	5,896	6,179
Income taxes payable	5,323
Other current liabilities	4,670	1,553
Liabilities of businesses held for sale		3,595

Total current liabilities	30,306	27,361
Long-term debt, net of current maturities	127,331	248,459
Accrued retirement benefits	18,693	19,093
Deferred income taxes	25,980	33,116
Television and radio broadcast rights payable, long-term portion	90	111
Other liabilities	6,481	6,276
Liabilities of businesses held for sale		38,840
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,608,288 in 2003 and 8,594,060 in 2002	10,760	10,743
Capital in excess of par	4,051	3,488
Deferred compensation	(2)	(11)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	75,312	69,020
Minimum pension liability	(2,223)	(2,183)
Retained earnings	99,906	91,678

Total Stockholders’ Equity	187,804	172,735

Total Liabilities and Stockholders’ Equity	$396,685	$545,991

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount
(in thousands except share amounts)
Balance December 31, 2000	8,558,042	$10,698	$2,140	$(135)	$65,593	$184,106	$262,402
Net loss						(8,263)	(8,263)
Other comprehensive loss					(5,489)		(5,489)
Amortization of deferred compensation				69			69
Issuance of common stock under rights and options, and related tax benefit	33,616	41	1,346				1,387
Redemption of preferred stock of subsidiary						(6,257)	(6,257)
Dividends						(6,694)	(6,694)

Balance December 31, 2001	8,591,658	10,739	3,486	(66)	60,104	162,892	237,155
Net loss						(66,746)	(66,746)
Other comprehensive income					6,733		6,733
Amortization of deferred compensation				55			55
Issuance of common stock under rights and options, and related tax benefit	2,402	4	2				6
Dividends						(4,468)	(4,468)

Balance December 31, 2002	8,594,060	10,743	3,488	(11)	66,837	91,678	172,735
Net income						8,228	8,228
Other comprehensive income					6,252		6,252
Amortization of deferred compensation				9			9
Compensation expense for accelerated option vesting, net of tax effect			90				90
Issuance of common stock under rights and options, and related tax benefit	14,228	17	473				490

Balance December 31, 2003	8,608,288	$10,760	$4,051	$(2)	$73,089	$99,906	$187,804

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2003	2002	2001
(in thousands)
Cash flows from operating activities
Net income (loss)	$8,228	$(66,746)	$(8,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,801	22,553	26,362
Deferred income taxes	(5,470)	(31,858)	5,461
Cumulative effect of change in accounting principle		99,035
Equity in operations of equity investees	(26)	(93)	4,572
Amortization of deferred loan costs	1,376	1,130	778
(Increase) decrease in fair value of derivative instruments	6,911	(4,269)
Interest accrued on forward sale transaction	5,039	3,071
Gain on sale of marketable securities	(3,675)
Loss from extinguishment of debt	2,204	3,264
Amortization of television and radio broadcast rights	19,498	13,738	16,181
Payments for television and radio broadcast rights	(18,078)	(18,475)	(16,291)
Gain on sale of Georgia television stations	(12,460)
Gain on sale of Portland radio stations	(12,616)
Gain on sales of commercial property	(16,724)	(16,867)
Loss on sale of property management business	215
Gain on sales of other real estate properties	(1,555)
Other	133	(1,999)	286
Change in operating assets and liabilities
Receivables	3,235	34	8,064
Prepaid expenses	2,323	(1,996)	(1,402)
Cash value of life insurance and retirement deposits	(817)	(1,473)	(725)
Other assets	(33)	(74)	(2,301)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	569	(2,329)	(10,547)
Income taxes receivable and payable	9,711	12,856	(13,612)
Accrued retirement benefits	(399)	6,595	(1,578)
Other liabilities	(231)	1,440	1,548

Net cash provided by operating activities	6,159	17,537	8,533

Cash flows from investing activities
Proceeds from collection of notes receivable	3,235
Proceeds from sale of marketable securities	5,169
Proceeds from sale of Georgia television stations	40,725
Proceeds from sale of Portland radio stations	42,033
Proceeds from sale of commercial property and property, plant and equipment	61,050	62,465	2
Proceeds from sale of discontinued milling business assets			49,910
Restricted cash	12,778	(12,778)
Purchase of property, plant and equipment	(12,413)	(39,683)	(40,420)
Purchase of radio station license	(468)
Dividends from (investments in) equity investees	125		(4,109)

Net cash provided by investing activities	152,234	10,004	5,383

Cash flows from financing activities
Net payments under notes payable	(122)	(8,624)	(560)
Borrowings under borrowing agreements and mortgage loans		276,131	54,036
Payments on borrowing agreements and mortgage loans	(168,667)	(264,921)	(49,697)
Payment of deferred loan costs	(613)	(5,733)
Redemption of preferred stock of subsidiary			(6,675)
Proceeds from exercise of stock options	490	21	1,249
Cash dividends paid		(4,468)	(8,919)

Net cash used in financing activities	(168,912)	(7,594)	(10,566)

Net increase (decrease) in cash and short-term cash investments	(10,519)	19,947	3,350
Cash and short-term cash investments, beginning of period	23,515	3,568	218

Cash and short-term cash investments, end of period	$12,996	$23,515	$3,568

Supplemental cash flow information is included in Notes 2,5,6,7,9, and 10.

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2003	2002	2001
(in thousands)
Net income (loss)	$8,228	$(66,746)	$(8,263)
Other comprehensive income (loss):
Cumulative effect of accounting change			(1,396)
Effect of income taxes			489
Unrealized gain (loss) on marketable securities	12,793	10,246	(4,974)
Effect of income taxes	(4,477)	(3,586)	1,741
Net gain (loss) on interest rate swap		835	(2,076)
Effect of income taxes		(292)	727
Minimum pension liability adjustment	(63)	(3,358)
Effect of income taxes	23	1,175
Loss on settlement of interest rate swap reclassified to operations		2,636
Effect of income taxes		(923)
Unrealized gain on marketable securities reclassified to operations	(3,114)
Effect of income taxes	1,090

	6,252	6,733	(5,489)

Comprehensive income (loss)	$14,480	$(60,013)	$(13,752)

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a digital communications hub facility that houses and serves an array of communications and media clients. As explained in Note 2, in 2003 the Company sold the remaining commercial properties held by its property subsidiary, and also sold its property management business; in 2002, the Company also sold certain commercial properties. The Company sold its flour milling and bakery supply distribution businesses during 2001. The Company conducts its business primarily in Washington, Oregon, Idaho, and Montana. A summary of significant accounting policies is as follows:

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

Television and radio broadcast licenses The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses.

Revenue recognition Television and radio revenue is recognized when the advertisement is broadcast. The Company may barter unsold advertising time for products or services; barter transactions are reported at the estimated fair value of the product or service received. Barter revenue is reported when commercials are broadcast, and goods or services received are reported when received or used. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease. Revenue from production of content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed.

Short-term cash investments Short-term cash investments are comprised of repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments that have remaining maturities at date of purchase of 90 days or less to be cash equivalents.

Marketable securities Marketable securities at December 31, 2003 consist of 3,002,376 shares of SAFECO Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2003, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. Mr. William W. Krippaehne Jr., President, CEO and a Director of the Company, is a Director of SAFECO. The Company has classified its investments as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related tax effect. During 2003, certain other marketable securities were sold for total proceeds of $5,169,000; the Company recognized gains on such sales of $3,675,000, which are included in other income, net.

Concentration of credit risk Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company does not generally require collateral or other security for its accounts receivable.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Television and radio broadcast rights Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered noncurrent. The costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement. The Company periodically assesses impairment of broadcast rights on a program-by-program basis; any impairment found is charged to operations in the period of the impairment.

Investments in equity investees Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method (See Note 4).

Goodwill and long-lived intangible assets Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142 the Company ceased amortizing goodwill effective January 1, 2002, and tests goodwill at least annually, or whenever events indicate that an impairment may exist.

As required by SFAS 142, the results for periods prior to adoption have not been restated. The following table reconciles the reported net loss and net loss per share to that which would have resulted for 2001 if SFAS 142 had been adopted effective in 2001 (in thousands, except per-share amounts).

Year Ended December 31	2001
Net loss	$(8,263)
Goodwill amortization, net of income tax benefit	2,885

Adjusted net loss	$(5,378)

Net loss per share:
Basic and diluted	$(0.96)
Adjusted net loss per share:
Basic and diluted	$(0.63)

Property, plant and equipment Replacements and improvements are capitalized, while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost, net of related accumulated depreciation. Gains or losses on dispositions of property, plant and equipment are included in other income, net, or in discontinued operations, based on the nature of the disposition.

Real estate taxes, interest expense, and certain other costs related to real estate projects constructed for lease to third parties are capitalized as a cost of such projects until the project, including major tenant improvements, is substantially completed. A project is generally considered to be substantially completed when a predetermined occupancy level has been reached or the project has been available for occupancy for a period of one year. Costs, including depreciation, applicable to a project are charged to expense based on the ratio of occupied space to total rentable space until the project is substantially completed, after which such costs are expensed as incurred.

For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5–55 years
Machinery and equipment	3–25 years
Land improvements	10–55 years

Impairment of long-lived assets Whenever changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of intangible and long-lived assets by reviewing the performance of the underlying operations, in particular the operating cash flows (earnings before interest, income taxes, depreciation, and amortization) of the operation. During 2003, the Company received a copy of an appraisal report for Fisher Plaza that had been prepared to meet certain requirements under the Company’s borrowing agreements. The appraisal indicated a range of values that

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended below the then-current net book value of Fisher Plaza; therefore, in accordance with accounting rules and the Company’s practices, the Company analyzed the estimated undiscounted cash flows for this long-lived asset and determined that there was no impairment because projected cash flows exceeded the net book value of Fisher Plaza.

Fair value of financial instruments The carrying amount of cash and short-term cash investments, receivables, inventories, marketable securities, trade accounts payable, and broadcast rights payable approximate fair value due to their short maturities.

The fair value of notes payable and variable-rate long-term debt approximate the recorded amount based on borrowing rates currently available to the Company. At December 31, 2003, the fair value of the Company’s fixed-rate debt is estimated to be approximately $4,900,000 greater than the recorded amount, based on current borrowing rates.

At December 31, 2003, the fair value of the Company’s variable forward sales transaction was a liability of $5,072,000, and the fair value of the Company’s interest rate swap agreement was a liability of $907,000 (See Note 7).

Interest rate protection arrangement The Company utilizes an interest rate swap in the management of its variable rate exposure. The interest rate swap is held at fair value with the change in fair value being recorded in the statement of operations.

Advertising The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $4,343,000, $3,335,000, and $3,259,000 in 2003, 2002, and 2001, respectively.

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

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per-share amounts):

Year Ended December 31	2003	2002	2001
Net income (loss)	$8,228	$(66,746)	$(8,263)
Weighted average shares outstanding - basic	8,599	8,593	8,575
Weighted effect of dilutive options and rights	0	0	0

Weighted average shares outstanding assuming dilution	8,599	8,593	8,575

Basic and diluted net loss per share	$0.96	$(7.77)	$(0.96)

The dilutive effect of 460 restricted stock rights and options to purchase 456,263 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2003 because such rights and options were anti-dilutive due to the Company’s loss from continuing operations. The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the year ended December 31, 2002 because such rights and options were anti-dilutive. The dilutive effect of 3,612 restricted stock rights and options to purchase 413,613 shares are excluded for the year ended December 31, 2001 because such rights and options were anti-dilutive.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation The Company accounts for common stock options and restricted common stock rights issued in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) to stock-based employee compensation (in thousands, except per-share amounts):

Year Ended December 31	2003	2002	2001
Net income (loss), as reported	$8,228	$(66,746)	$(8,263)
Add stock-based employee compensation expense included in net income (loss) as reported	90
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(134)	(917)	(942)

Adjusted net income (loss)	$8,184	$(67,663)	$(9,205)

Income (loss) per share:
As reported	$0.96	$(7.77)	$(0.96)
Adjusted	$0.95	$(7.88)	$(1.07)
Income (loss) per share assuming dilution:
As reported	$0.96	$(7.77)	$(0.96)
Adjusted	$0.95	$(7.88)	$(1.07)

Recent accounting pronouncements

In May 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements and became effective for the Company’s 2003 financial statements. Accordingly, a loss from extinguishment of long-term debt reported as an extraordinary item in the 2002 financial statements has been reclassified to continuing operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company commencing with the first quarter of the 2003 fiscal year. Disclosures required by SFAS 148 are provided in Note 9 to these Consolidated Financial Statements. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation plans.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, a revision of FASB Statement No. 132.” SFAS 132R provides for expanded annual and quarterly disclosures with regard to pensions and other postretirement benefits, but does not change the measurement or recognition of those plans required by existing accounting standards. These additional disclosures are generally effective for the year ended December 31, 2003, with certain disclosures required for quarters beginning after December 15, 2003. Additional disclosures for our supplemental retirement program have been provided in Note 11 to these Consolidated Financial Statements, as required by SFAS 132R.

Reclassifications Certain prior-year balances have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net income or loss.

NOTE 2

Discontinued Operations

The Company’s real estate subsidiary concluded the sale of one industrial property in October 2002, three industrial properties in December 2002, and its final two commercial office properties in October 2003. In December 2003, the Company then sold the property management operations conducted by the real estate subsidiary to a third party created by former employees of the Company’s real estate subsidiary.

On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus; net proceeds from the sale were $40,725,000.

On December 18, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Portland, Oregon radio stations, KWJJ FM and KOTK AM; net proceeds from the sale were $42,033,000.

In connection with the Company’s restructuring, two of the businesses operated by the Company’s Media Services subsidiary – Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”) – ceased operations during the second quarter of 2003, and those businesses were closed.

The aforementioned real estate properties that were sold in 2002 and October 2003, the sale of property management operations, the sale of the Company’s Georgia and Portland broadcasting stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flow of those components have been eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of these components are reported as discontinued operations in the accompanying financial statements. The prior-year results of operations for these components have been reclassified to conform to the 2003 presentation.

In October 2000 the Board of Directors authorized management to negotiate one or more transactions with third parties with respect to a sale of Fisher Mills, with terms of a specific transaction subject to approval of the Board. Accordingly, the operating results of Fisher Mills have been reported as discontinued operations in the accompanying financial statements.

In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” the income or loss from discontinued operations of certain of these components includes an allocation of interest expense relating to debt that was required to be repaid from the net proceeds from sales, in addition to interest expense relating to mortgage loans on the properties sold. This debt has not been reclassified in the accompanying financial statements; however, mortgage obligations that relate to properties sold have been reclassified to liabilities of businesses held for sale.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the sale of the industrial property in October 2002 and the three industrial properties in December 2002 was initially reclassified to discontinued operations in the third quarter of 2003; financial information relating to the sale of the real estate subsidiary’s final two commercial office properties in October 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for discontinued real estate properties is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$5,120	$10,969	$10,423
Income (loss) from discontinued operations:
Discontinued operating activities	$(33)	$423	$3,139
Gain on sale	16,724	11,425

	16,691	11,848	3,139
Income tax effect	(6,059)	(4,378)	(1,130)

	10,632	7,470	2,009
Interest allocation, net of income taxes	(356)	(695)	(748)

Net income from discontinued real estate properties	$10,276	$6,775	$1,261

The interest allocation in 2003 is based on $14,000,000 in net proceeds (after income taxes, closing costs, reimbursement from the buyer of certain other items, and retirement of mortgage obligations) that was required to pay down debt as a result of the October 2003 sale of real estate properties. The basis upon which the interest is allocated for 2002 and 2001 includes $6,200,000 used to pay down debt resulting from the fourth-quarter 2002 sales of real estate properties.

Financial information relating to the property management operations sold in December 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for the property management operations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$502	$1,294	$1,755
Income (loss) from discontinued operations:
Discontinued operating activities	$(513)	$(2,039)	$(1,918)
Gain (loss) on sales	(215)	5,442

	(728)	3,403	(1,918)
Income tax effect	(103)	(1,729)	430

Net income (loss) from discontinued property management operations	$(831)	$1,674	$(1,488)

In September 2002, the Company’s real estate subsidiary concluded the sale of certain property located on Lake Union in Seattle (“Lake Union Property”). Net proceeds from the sale were $12,779,000. The real estate subsidiary had agreements to provide certain management and other services to the purchaser of the Lake Union Property. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, were initially reported as continuing operations. As a result of the sale of the Company’s property management operations in the fourth quarter of 2003, the results of operations and the gain on sale have been reclassified to discontinued operations within property management operations for all periods presented in these Consolidated Financial Statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the sale of the Georgia television stations was initially reclassified to discontinued operations in the first quarter of 2003. Operational data for the Georgia television stations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$7,805	$8,784	$8,794
Income (loss) from discontinued operations:
Discontinued operating activities	$2,292	$2,843	$1,129
Gain on sale	12,460

	14,752	2,843	1,129
Income tax effect	(5,248)	(1,044)	(432)

	9,504	1,799	697
Interest allocation, net of income taxes	(1,315)	(1,452)	(1,573)

Net income (loss) from discontinue Georgia television stations	$8,189	$347	$(876)

The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale. The gain on sale is net of $23,514,000 in goodwill relating to the Georgia television stations.

Financial information relating to the sale of the Portland, Oregon radio stations was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the Portland radio stations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$2,474	$6,442	$5,479
Income (loss) from discontinued operations:
Discontinued operating activities	$338	$1,014	$(1,247)
Gain on sale	12,616

	12,954	1,014	(1,247)
Income tax effect	(4,702)	(379)	477

	8,252	635	(770)
Interest allocation, net of income taxes	(1,162)	(1,217)	(1,318)

Net income (loss) from discontinued Portland radio stations	$7,090	$(582)	$(2,088)

Upon signing the agreement to sell the Portland radio stations, the Company entered into a separate agreement whereby the buyer operated the radio stations under a separate agreement prior to closing the transaction and remitted monthly amounts specified in the contract. Such payments commenced in June 2003 and totaled $1,034,000 in 2003; this amount is included within income from discontinued operations but is not reported as revenue in the table shown above.

The interest allocation is based on $32,900,000 in net proceeds (after income taxes and closing costs) that was required to pay down debt as a result of the sale. The gain on sale is net of $28,230,000 in goodwill relating to the Portland radio stations.

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company is required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at December 31, 2003. The Company has filed the requisite documents to be a participant in the State of Oregon Department of Environmental Quality’s Voluntary Cleanup Program and estimates that it will incur $300,000 in environmental consulting and other expenses to meet the requirements of the sale agreement, which amount was accrued as of December 31, 2003 and was charged against the gain on sale (which is included in discontinued operations). The Company currently estimates that its plan to address this issue can be substantially completed by the end of 2004, though that estimate is subject to various factors outside of the Company’s control. Under the agreement, if the Company incurs costs in excess of $380,000, the Company is reimbursed from the amount withheld. The Company is not able to estimate a range of loss that could occur if its current plan is not

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

successful; however, after the amount withheld has been expended, the sale agreement limits the Company’s overall indemnification obligation to no more than $5 million.

Financial information relating to the media business closed was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the media businesses closed is summarized as follows (in thousands):

Year Ended December 31	2003	2002	2001
Revenue	$1,557	$3,358	$1,181
Loss from discontinued operations:
Discontinued operating activities	$(2,426)	$(3,971)	$(5,168)
Income tax effect	734	1,430	1,860

Net loss from discontinued media businesses	$(1,692)	$(2,541)	$(3,308)

During 2001, substantially all of the assets and working capital used in the Company’s flour milling and food distributions operations were sold. As a result of these sales, and an increase in the estimate of benefits for employees of the milling and distribution operations based upon updated information from its actuaries, the Company increased the estimated loss from discontinued operations by $500,000. This revision in estimate, net of taxes, was recorded as loss from discontinued operations in 2001.

In September 2002, land and a building in Portland, Oregon used in the Company’s food distributions operations (“Portland Property”) were sold. Net proceeds from the sale were $2,800,000. During 2002, estimates of the net realizable value of property, plant and equipment not included in the sales described above and certain liabilities relating to the wind-up of discontinued milling operations were revised, resulting in a loss from discontinued operations amounting to $769,000, or $500,000 net of taxes.

Operational data for the milling business is summarized as follows (in thousands):

Year Ended December 31		2002	2001
Revenue			$44,675
Loss from discontinued operations:
Discontinued operating activities		$(769)	$(500)
Income tax effect		269	173

Net loss from discontinued milling business		$(500)	$(327)

NOTE 3 Receivables Receivables are summarized as follows (in thousands):
December 31	2003	2002
Trade accounts	$26,560	$29,917
Other	2,732	2,300

	29,292	32,217
Less-Allowance for doubtful accounts	930	1,274

Continuing operations	28,362	30,943
Discontinued operations		2,114

	$28,362	$33,057

The Company makes estimates of the uncollectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, when

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances based on percentages of past-due balances. Accounts receivables are written off when management determines that the probability of collection is remote.

NOTE 4

Investments in Equity Investee

Investments in entities over which the Company does not have control, but has significant influence and owns 50% or less, are accounted for using the equity method. The Company’s investments are reported in the Consolidated Balance Sheet as investments in equity investee and its share of income or losses is reported as equity in operations of equity investee in the Consolidated Statements of Operations.

South West Oregon Television Broadcasting Corporation In connection with the 1999 acquisition of network-affiliated television stations, the broadcasting subsidiary acquired 50% of the outstanding stock of South West Oregon Broadcasting Corporation (“South West Oregon Television”), licensee of a television station in Roseburg, Oregon. The broadcasting subsidiary serves as manager of the station. The Company’s investment in South West Oregon Television is carried at the initial allocated purchase price, increased by the Company’s 50% share of net operating income, and decreased by distributions received.

AN Systems, L.L.C. AN Systems, L.L.C. (AN Systems) was a developer of a new public advertising network which used a display device known as the Civia Media Terminal that delivered information in public places such as office buildings and other venues. Under terms of various agreements, the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia. During the second quarter of 2002, the Company purchased all remaining minority equity interests in Civia for $250,000. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results are reported under the equity method. Civia ceased operations during the second quarter of 2003, and the business was closed.

Investments in equity investees are summarized as follows (in thousands):

	South West Oregon Television	AN Systems	Total
Balance, December 31, 2000	$2,822	$235	$3,057
Loans		4,109	4,109
Equity in net income (loss)	7	(4,579)	(4,572)

Balance, December 31, 2001	2,829	(235)	2,594
Elimination upon consolidation		235	235
Equity in net income (loss)	93		93

Balance, December 31, 2002	2,922	—	2,922
Dividends	(125)		(125)
Equity in net income	27		27

Balance, December 31, 2003	$2,824	$0	$2,824

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5

Goodwill and Intangible Assets

The Company’s goodwill, amounting to $38,354,000, includes broadcast licenses that are not separately identified; intangible assets totaling $1,244,000 and $765,000 at December 31, 2003 and 2002, respectively, consist of amounts incurred to acquire certain radio broadcast licenses. The goodwill and intangible assets are considered long-lived assets for which no periodic amortization is recognized.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value with the assistance of outside consultants; the valuation methodologies include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. As a result of the transitional impairment assessment upon adoption of SFAS 142 in 2002, the Company determined that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of SFAS 142, the net loss of $64,373,000 resulting from the transitional impairment test was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial statements for the year ended December 31, 2002. The required annual impairment test was performed in the fourth quarter of 2002 and 2003, resulting in no further impairment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Continuing Operations			Discontinued Operations
	Television	Radio	Total	Television	Radio	Total
Balance, December 31, 2001	$89,029	$16,901	$105,930	$54,973	$28,230	$83,203
Impairment charge	67,576		67,576	31,459		31,459

Balance, December 31, 2002	21,453	16,901	38,354	23,514	28,230	51,744
Goodwill allocated to sale transactions			—	23,514	28,230	51,744

Balance, December 31, 2003	$21,453	$16,901	$38,354	$—	$—	$—

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6

Property, Plant And Equipment

Property, plant and equipment are summarized as follows (in thousands):

December 31	2003	2002
Building and improvements	$125,222	$77,941
Machinery and equipment	120,908	107,348
Land and improvements	6,254	5,574

	252,384	190,863
Less-Accumulated depreciation	92,541	76,803

	159,843	114,060
Construction in progress		50,562

Continuing operations	159,843	164,622
Discontinued operations		50,290

Total	$159,843	$214,912

Property, plant and equipment additions totaling $463,000 and $465,000 are included in current liabilities at December 31, 2003 and 2002, respectively, due to the timing of cash payments in relation to the purchase dates.

In September 2002, the Company’s real estate subsidiary concluded the sale of the Lake Union Property. Net proceeds from the sale were $12,779,000. The real estate subsidiary had agreements to provide certain management and other services to the purchaser of the property. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, were initially reported as continuing operations. However, as a result of the sale of the Company’s property management business in the fourth quarter of 2003, the results of operations and the gain recognized on the sale are now reported as discontinued operations within property management operations for all periods in the accompanying financial statements.

The Company intended to use proceeds from the sales of the Lake Union Property and the Portland Property (See Note 2) to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales were deposited with a Qualified Intermediary (“Intermediary”), which disbursed the funds for payment of qualifying construction expenditures. At December 31, 2002, restricted cash represented $12,778,000 on deposit with the Intermediary that was intended for use in funding Fisher Plaza construction. Following the end of the exchange period on February 8, 2003, the Intermediary released unexpended funds amounting to $12,188,000 to the Company, which became available to fund continued construction of Fisher Plaza, reduce debt, and for general corporate purposes.

In October 2002, the Company’s real estate subsidiary concluded the sale of the subsidiary’s Fisher Commerce Center industrial property; net proceeds from the sale were $8,993,000. In December 2002, the subsidiary concluded the sale of three industrial properties; net proceeds from the sale were $37,510,000. In October 2003, the subsidiary concluded the sale of its final two commercial office properties; net proceeds from the sale were $60,948,000, including amounts used to repay mortgage obligations on the properties. The results of operations of the properties sold, as well as the gains recognized on sale, are reported as discontinued operations in the accompanying financial statements (See Note 2).

In the first quarter of 2003, the Company’s real estate subsidiary recorded a gain of $1,063,000 resulting from a sale of real estate that occurred in 2000 that was accounted for under the installment method because a significant portion of the proceeds was in the form of a note receivable. The balance of the note was received in full in March 2003, and the previously deferred gain was recognized as other income. In May 2003, the Company’s real estate subsidiary concluded the sale of certain remaining real estate holdings; net proceeds included cash of $50,000 and a note receivable of $400,000, bearing interest at 6% and due in annual installments through 2006. The gain on sale of this property is reported as discontinued operations in the accompanying financial statements (see Note 2).

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives rental income principally from the lease of office and retail space under leases and agreements which expire at various dates through 2014. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements which were in effect at December 31, 2003 are as follows (in thousands):

Year	Rentals
2004	$1,443
2005	1,088
2006	455
2007	425
2008	356
Thereafter	765

$4,532

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2003, consists of Fisher Plaza and includes buildings, equipment and improvements of $54,494,000, and land and improvements of $893,000, less accumulated depreciation of $4,212,000, allocated based on the third-party occupancy of the facility.

Interest capitalized relating to construction of property, plant and equipment amounted to approximately $2,006,000, $2,449,000, and $1,816,000 in 2003, 2002, and 2001, respectively.

NOTE 7

Notes Payable And Long-Term Debt

Notes payable Notes payable to directors, stockholders and others are due on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. At December 31, 2003, $706,000 was outstanding under such notes at an interest rate of 0.58%. The weighted average interest rate on borrowings outstanding during 2003 was 0.58%, compared to a weighted average interest rate of 1.08% in 2002. Interest on such notes amounted to $4,200, $17,000, and $129,000 in 2003, 2002, and 2001, respectively.

Notes payable are summarized as follows (in thousands):

December 31	2003	2002
Directors, stockholders and others	$706	$828
Current maturities of long-term debt	820	3,993

Continuing operations	1,526	4,821
Discontinued operations		1,627

	$1,526	$6,448

Long-term debt and borrowing agreements

Long-term debt is summarized as follows (in thousands):

December 31	2003	2002
Notes payable under borrowing agreements and bank lines of credit	$73,900	$184,553
Variable forward sales transaction	54,222	67,852
Other	29	47

	128,151	252,452
Less current maturities	820	3,993

Continuing operations	127,331	248,459
Discontinued operations		37,700

	$127,331	$286,159

FISHER COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained an unsecured revolving line of credit and a senior credit facility totaling $330,000,000 at December 31, 2001. The unsecured revolving line of credit had a blended interest rate of 5.74% at December 31, 2002 and was to mature on March 31, 2003. The senior credit facility had a blended interest rate of 6.0% at December 31, 2001 and required repayment of all borrowing by June 2007. On March 21, 2002 the Company repaid these obligations totaling $219,946,000 through the use of proceeds from new financings. As a result of such repayments, the Company expensed deferred loan costs amounting to $3,264,000, which is reported as loss from extinguishment of long-term debt in the accompanying financial statements. In addition, as a result of termination of a related interest rate swap agreement, the Company recorded a loss amounting to $2,636,000, which is included in net gain on derivative instruments in the accompanying financial statements.

On March 21, 2002 the Company’s media services subsidiary entered into a three-year senior secured credit facility (the “Media Facility”) with two banks in the principal amount of $60,000,000 to fund partial payment of the unsecured revolving line of credit. The Media Facility is collateralized by a first deed of trust on the Fisher Plaza property; Fisher Plaza had a carrying amount of $123,000,000 as of December 31, 2003. The Media Facility is governed by a credit agreement that provides that borrowings will bear interest at variable rates based, at the media services subsidiary’s option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. The credit agreement places limitations on various aspects of the Company’s operations (including the payment of dividends and limitations on capital expenditures), requires compliance with certain financial ratios, and requires prepayment upon the occurrence of certain events including, but not limited to, certain dispositions of property and issuance of debt or equity securities. As a result of certain property sales by the real estate subsidiary in 2002 and 2003, the Company paid a total of $6,200,000 on the Media Facility in the fourth quarter of 2002 and early 2003 and a total of $14,700,000 on the Media Facility in the fourth quarter of 2003. The Company was in compliance with its covenants, as amended, at December 31, 2003. The most recent amendment was dated March 5, 2004, effective December 31, 2003. The Media Facility expires February 28, 2005, and the amount outstanding is due and payable on that date. At December 31, 2003, $25,800,000 was outstanding under the Media Facility at an interest rate of 5.2%.

On March 21, 2002 the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. The Company’s obligations under the Forward Transaction are collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value would be recorded in the statement of operations or in other comprehensive income, depending on its effectiveness. The Company may borrow up to $70,000,000 under the Forward Transaction. Proceeds from the Forward Transaction were used to repay prior debt, and have been used to finance construction of the Fisher Plaza project, and for general corporate purposes. The Forward Transaction matures in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date is determined based on the market value of SAFECO common stock on such maturity date. Although the Company has the option of settling the amount due in cash, or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the rate as of the date of the Forward Transaction must be paid to the financial institution that is a party to the Forward Transaction. At December 31, 2003 the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $5,072,000, compared to an asset of $5,227,000 as of December 31, 2002; this $10,299,000 reduction in value during 2003 is included in net loss on derivative instruments in the accompanying financial statements. The fair value of the derivative is included in other long-term liabilities as of December 31, 2003, and in other long-term assets as of December 31, 2002 in the accompanying Consolidated Financial Statements. At December 31, 2003, $54,222,000 was outstanding under the Forward Transaction, including accrued interest amounting to $7,303,000. The Forward Transaction does not specify an interest rate; rather, amounts are borrowed at a discount, and the discount is amortized as interest expense over the life of the loan. As of December 31, 2003, the face value of borrowings under the Forward Transaction totaled $62,546,000.

Also on March 21, 2002, the Company’s broadcasting subsidiary entered into an eight-year credit facility (the “Broadcast Facility”) with a group of banks in the amount of $150,000,000, of which $131,000,000 was borrowed at closing, to fund payment of the senior credit facility, repayment of other borrowings, and for general corporate purposes. The Broadcast Facility is collateralized by a first priority lien on: (i) the broadcasting subsidiary’s capital stock, (ii) all equity interests in direct and indirect subsidiaries of the broadcast subsidiary, and (iii) all tangible and intangible assets of the broadcasting subsidiary and its direct and indirect subsidiaries. The Broadcast Facility places limitations on various aspects of the broadcast subsidiary’s operations (including the payment of dividends to the Company), requires compliance with certain financial ratios, and requires

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepayment upon the occurrence of certain events including, but not limited to, certain asset dispositions. As a result of the Company’s sale of its Georgia television stations and Portland radio stations, the Company paid $72,900,000 on the Broadcasting Facility in the fourth quarter of 2003. The Company was in compliance with its covenants, as amended, at December 31, 2003. The most recent amendment was dated February 20, 2004, effective December 31, 2003. In addition to amortization schedules that require repayment of all borrowings under the Broadcast Facility by February 2010, the amount available under the Broadcast Facility reduces each year, including a reduction of $1,875,000 during 2003; after further reduction for mandatory prepayments, the maximum borrowing under the Broadcast Facility is approximately $71,000,000 at December 31, 2003. Amounts borrowed under the Broadcast Facility bear interest at variable rates based, at the broadcast subsidiary’s option, on the LIBOR rate plus a maximum margin of 450 basis points, or the prime rate plus a maximum margin of 325 basis points. Maximum margins are determined based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA. At December 31, 2003, $48,100,000 was outstanding under the Broadcast Facility at an interest rate of 5.65%.

In connection with the Broadcast Facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the Broadcast Facility. At December 31, 2003, the notional amount of the swap was $63,000,000. The swap expires in March 2004. At December 31, 2003, the swap had a fair market value resulting in a liability of $907,000, compared to a liability of $4,295,000 as of December 31, 2002; this $3,388,000 gain is included in net gain (loss) on derivative instruments. The interest rate swap liability is included in other current liabilities as of December 31, 2003, and in other long-term liabilities as of December 31, 2002 in the accompanying Consolidated Financial Statements.

As a result of loan repayments in 2003 resulting from the Company’s sale of certain properties and broadcast operations, the Company expensed deferred loan costs amounting to $2,204,000, which is reported as loss from extinguishment of long-term debt in the accompanying financial statements.

Mortgage loans During 2003, the real estate subsidiary paid $37,979,000 on mortgage loans from proceeds from sales of real estate and has no mortgage loans outstanding at December 31, 2003.

Future maturities of notes payable and long-term debt are as follows (in thousands):

	Directors, Stockholders and Others	Borrowing Agreements	Variable Forward Sales Transaction	Total
2004	$706	$820		$1,526
2005		26,609	$37,272	63,881
2006		800	16,950	17,750
2007		800		800
2008		800		800
Thereafter		44,100		44,100

	$706	$73,929	$54,222	$128,857

Cash paid for interest (net of amounts capitalized) during 2003, 2002, and 2001 was $11,885,000, $17,334,000, and $17,564,000, respectively.

NOTE 8

Television and Radio Broadcast Rights and Other Broadcast Commitments

The Company acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 the Company had commitments under license agreements amounting to $74,357,000 for future rights to broadcast television and radio programs through 2008, and $10,334,000 in related fees. As these programs will not be available for broadcast until after December 31, 2003, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $11,138,000 through 2007.

Television and radio broadcast rights acquired under contractual arrangements were $17,115,000 and $15,242,000 in 2003 and 2002, respectively. During the fourth quarter of 2003, the Company performed an impairment test of its capitalized broadcast rights; as a result, the Company recorded a charge of $190,000 to write the asset balance down to its net realizable value.

NOTE 9

Stockholders’ Equity

The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2003 options and rights for 360,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2003 options for 176,100 shares had been issued, net of forfeitures.

Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. During 2003, the vesting on certain previously granted options was accelerated as part of separation agreements with certain management personnel; as a result, the Company recognized non-cash compensation expense of $90,000 in 2003.

Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $9,000, $55,000, and $69,000 related to the rights was recorded during 2003, 2002, and 2001, respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock options and restricted stock rights is as follows:

	Stock Options		Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares
Balance, December 31, 2000	355,138	$58.60	12,987
Options granted	135,850	60.00
Options exercised	(25,535)	48.93
Stock rights vested			(8,331)
Shares forfeited	(51,840)	60.73	(1,044)

Balance, December 31, 2001	413,613	59.39	3,612
Options granted	97,000	36.86
Options granted	5,000	47.75
Options exercised	(560)	37.25
Stock rights vested			(1,934)
Shares forfeited	(92,255)	60.48	(174)

Balance, December 31, 2002	422,798	53.88	1,504
Options granted	77,300	46.88
Options exercised	(13,300)	36.86
Shares issued pursuant to stock rights			(976)
Shares forfeited	(30,535)	57.71	(68)

Balance, December 31, 2003	456,263	$52.93	460

The following table summarizes stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$36.86 - $47.75	185,300	7.9	$41.38	45,600	$38.25
$47.76 - $57.50	41,888	3.2	$57.50	41,888	$57.50
$57.51 - $65.50	229,075	6.0	$61.44	147,577	$62.11

	456,263	6.5	$52.93	235,065	$56.66

The Company accounts for common stock options and restricted common stock rights issued pursuant to the Plans in accordance with APB 25 and related interpretations. SFAS 123 requires companies that elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

Year ended December 31	2003	2002	2001
Assumptions:
Weighted average risk-free interest rate	4.4%	5.4%	5.3%
Expected dividend yield	0.00%	0.00%	1.55%
Expected volatility	38.0%	36.0%	30.0%
Expected life of options	5 years	5 years	5 years
Weighted average fair value at date of grant	$18.87	$15.18	$18.56

Common stock dividend On July 3, 2002 the Board of Directors suspended quarterly dividends. Cash dividends were paid at the rate of $0.52 per share in 2002 and $0.78 per share in 2001.

Preferred stock redemption During the second quarter of 2001 the broadcasting subsidiary redeemed outstanding preferred stock held by minority investors for $6,675,000. The redemption was accounted for as a capital transaction.

NOTE 10

Income Taxes

Income taxes have been provided as follows (in thousands):

Year Ended December 31	2003	2002	2001
Current tax expense (benefit)
Continuing operations	$(5,734)	$(11,205)	$(1,932)
Discontinued operations	11,959	5,818	(10,261)

	$6,225	$(5,387)	$(12,193)

Deferred tax expense (benefit)
Continuing operations	$(7,295)	$(1,033)	$(1,517)
Discontinued operations	1,825	3,837	6,978
Cumulative effect of change in accounting principle		(34,662)

	$(5,470)	$(31,858)	$5,461

Total	$755	$(37,245)	$(6,732)

Income taxes are allocated as follows:
Continuing operations	$(13,029)	$(6,523)	$(3,306)
Discontinued operations	13,784	3,940	(3,426)
Cumulative effect of change in accounting principle		(34,662)

	$755	$(37,245)	$(6,732)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2003	2002	2001
Normal benefit computed at 35% of pretax income	$(9,742)	$(4,924)	$(1,660)
Dividends received deduction	(960)	(162)	(707)
State taxes, net of federal tax benefit	(1,682)	(354)	(974)
Non-deductible expenses	249	173	195
Impact of rate differences in income taxes allocated to discontinued operations	(419)	(632)	(362)
Other	(475)	(624)	202

	$(13,029)	$(6,523)	$(3,306)

Deferred tax assets (liabilities) are summarized as follows (in thousands):

December 31	2003	2002
Assets
Accrued employee benefits	$2,158	$4,249
Allowance for doubtful accounts	251	409
Goodwill	15,313	20,582
Derivative instruments	3,772
Other	153	175

	21,647	25,415

Liabilities
Accumulated other comprehensive income	(39,355)	(36,210)
Property, plant and equipment	(6,680)	(13,688)
Derivative instruments		(1,494)
Accrued property tax		(530)

	(46,035)	(51,922)

Net	$(24,388)	$(26,507)

Current	$1,592	$1,609
Current assets held for sale		5,000
Noncurrent	(25,980)	(33,116)

	$(24,388)	$(26,507)

Cash received from income tax refunds during 2003 and 2002 was $3,523,000 and $16,889,000, respectively.

NOTE 11

Retirement Benefits

The Company maintained qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits were based on years of service and, in one of the pension plans, on the employees’ compensation at retirement. The Company annually accrued the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs were funded in accordance with provisions of the Internal Revenue Code. In June 2000 benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and that plan was terminated, with substantially all plan assets distributed to participants in January 2002. In July 2001 benefit accruals ceased under the pension plan for non-broadcasting employees, and plan assets were distributed to participants between 2001 and the first half of 2003.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation and the fair value of assets for the Company’s terminated pension plans are as follows (in thousands):

December 31	2003	2002
Projected benefit obligation, beginning of year	$2,758	$19,170
Service cost	44	250
Interest cost		153
Liability experience	48	1,131
Benefit payments	(2,806)	(17,475)
Other	(44)	(471)

Projected benefit obligation, end of year	$0	$2,758

Fair value of plan assets, beginning of year	$72	$17,631
Actual return on plan assets	3	156
Contribution by employer	2,775	100
Benefits paid	(2,806)	(17,475)
Plan expenses	(44)	(340)

Fair value of plan assets, end of year	$0	$72

The composition of the accrued pension cost and the funded status for the terminated plans are as follows (in thousands):

December 31	2002
Projected benefit obligation	$2,758
Fair value of plan assets	72

Funded status	(2,686)
Unrecognized transition asset
Unrecognized net loss	798

Accrued pension cost	$(1,888)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31	2003	2002	2001
Service cost	$44	$250	$309
Interest cost		243	1,871
Expected return on assets		(62)	(2,044)
Amortization of prior service cost			39
Settlement	607	774	1,021
Curtailment			(1,358)

Net periodic pension cost	$651	$1,205	$(162)

The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 ranged from 6.0% to 7.0%. The expected long-term rate of return on assets was 6.0% in 2002.

The Company has a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service with the Company. The measurement date for the supplemental retirement program is December 31, 2003.

Changes in the projected benefit obligation and accrued pension cost of the Company’s supplemental retirement program are as follows (in thousands):

December 31	2003	2002
Projected benefit obligation, beginning of year	$19,227	$16,302
Service cost	539	469
Interest cost	1,243	1,057
Assumption changes	(51)	2,264
Liability experience	(193)	225
Benefit payments	(1,111)	(1,090)

Projected benefit obligation, end of year	19,654	19,227
Unrecognized transition obligation	(607)	(695)
Unrecognized net loss	(4,503)	(5,077)

Accrued pension cost	$14,544	$13,455

Assumptions used to determine pension obligations are as follows:

	2003	2002
Discount Rate	6.25%	6.75%
Rate of Compensation increase	3.00%	4.50%

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

Year Ended December 31	2003	2002	2001
Service cost	$539	$469	$560
Interest cost	1,243	1,057	886
Amortization of transition asset	89	(1)	(1)
Amortization of loss	290	243	38

Net periodic pension cost	$2,161	$1,768	$1,483

Assumptions used to determine net periodic pension costs are as follows:

	2003	2002
Discount Rate	6.75%	7.25%
Rate of Compensation increase	4.50%	4.50%

The accumulated benefit obligation of the Company’s supplemental retirement program was $18,514,000 and $16,810,000 as of December 31, 2003 and 2002, respectively. At December 31, 2003 the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets. Accordingly, an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $3,421,000. The Company estimates that contributions to the supplemental retirement program in 2004 will approximate $1,200,000.

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may match employee contributions up to specified percentages of gross pay. Employer contributions to the plans were $1,108,000, $1,794,000, and $1,786,000 in 2003, 2002, and 2001, respectively.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The net periodic postretirement benefit cost was $71,000 in 2003. The Company no longer accepts new participants into this benefit program.

NOTE 12

Segment Information

The Company operates its continuing operations as two principal business units: broadcasting and media services. Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company reports financial data for three reportable segments: television, radio (included in the broadcasting business unit), and Fisher Plaza (included in the media services business unit). The Company also reports financial data for a remaining “all other” category. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as the expenses of Fisher Media Services Company’s corporate group, are included in an “all other” category.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

Year Ended December 31	2003	2002	2001
Television	$87,486	$89,153	$94,006
Radio	44,221	32,515	34,677
Fisher Plaza	5,491	4,119	3,986
All other	1,241	975	1,419
Corporate and eliminations	(52)	(66)	(80)

Continuing operations	138,387	126,696	134,008
Discontinued operations	17,458	30,847	72,307

	$155,845	$157,543	$206,315

Depreciation and amortization
Year Ended December 31	2003	2002	2001
Television	$11,437	$11,753	$14,550
Radio	1,535	1,593	1,396
Fisher Plaza	1,873	1,445	1,127
All other	982	615	256
Corporate and eliminations	353	234	189

Continuing operations	16,180	15,640	17,518
Discontinued operations	2,621	6,913	8,844

	$18,801	$22,553	$26,362

The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):
Year Ended December 31	2003	2002	2001
Television	$4,800	$2,184	$3,711
Radio	(996)	580	5,579
Fisher Plaza	2,119	1,278	2,313
All other	(2,256)	(1,733)	1,005
Corporate and eliminations	(18,419)	(5,060)	(8,140)

Total segment income (loss) from continuing operations before interest and income taxes	(14,752)	(2,751)	4,468
Discontinued operations	41,243	14,368	(4,565)

	26,491	11,617	(97)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

Year Ended December 31	2003	2002	2001
Total segment income (loss) from continuing operations before income taxes	$(14,752)	$(2,751)	$4,468
Interest expense	(13,081)	(11,318)	(9,211)

Consolidated income (loss) from continuing operations before income taxes	$(27,833)	$(14,069)	$(4,743)

The following tables provide further segment data, as indicated (in thousands): Total assets

December 31	2003	2002
Television	$95,863	$103,762
Radio	44,098	44,818
Fisher Plaza	123,667	119,710
All other	2,710	18,348
Corporate and eliminations	130,347	147,714

Continuing operations	396,685	434,352
Discontinued operations, net		111,639

	$396,685	$545,991

Goodwill

December 31	2003	2002
Television	$21,455	$21,455
Radio	16,899	16,899

Continuing operations	38,354	38,354
Discontinued operations		51,742

	$38,354	$90,096

Capital expenditures
Year Ended December 31	2003	2002	2001
Television	$1,859	$3,299	$6,273
Radio	593	1,734	765
Fisher Plaza	9,026	30,223	25,858
All other	237	2,662	482
Corporate and eliminations	29	17	1,603

Continuing operations	11,744	37,935	34,981
Discontinued operations	669	1,748	5,439

	$12,413	$39,683	$40,420

Intersegment sales amounted to $597,000 and $667,000 in 2003 and 2002, respectively, related primarily to management fees charged from the Company’s properties subsidiary (now reported in discontinued operations), and were based on amounts

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company estimates would have been charged to external customers. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

NOTE 13

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rental expense was $1,654,000, $1,256,000, and $1,423,000 in 2003, 2002, and 2001, respectively. Minimum future payments as of December 31, 2003 are as follows (in thousands):

Year	Lease Commitments
2004	$1,195
2005	946
2006	344
2007	252
2008	103
Thereafter	436

$3,276

In connection with a review of strategic alternatives in late 2002 and early 2003, the Company entered into retention agreements with certain officers and employees which required payments in January 2004, if the officers and employees continued their employment with the Company until that date. The Company accrued the amounts specified over the service period specified in the agreements. The Company also maintained agreements which provided that if a change in control should occur, certain officers will receive severance payments and health and welfare benefits. On January 15, 2004 the Company made payments totaling $3,548,000 under the agreements, and the agreements terminated.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14

Interim Financial Information (Unaudited)

Quarterly financial information is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2003	$30,219	$37,436	$36,226	$34,506	$138,387
2002	27,723	32,337	30,195	36,441	126,696
Income (loss) from continuing operations
2003	$(2,192)	$(2,617)	$(3,955)	$(6,040)	$(14,804)
2002	(6,284)	4,259	(3,051)	(2,470)	(7,546)
Income (loss) from discontinued operations
2003	$(754)	$(1,670)	$(343)	$25,799	$23,032
2002	(1,474)	(739)	2,133	5,253	5,173
Cumulative effect of change in accounting principle
2002	$(64,373)				$(64,373)
Net income (loss)
2003	$(2,946)	$(4,287)	$(4,298)	$19,759	$8,228
2002	(72,131)	3,520	(918)	2,783	(66,746)
Income (loss) per share:
From continuing operations
2003	$(0.25)	$(0.31)	$(0.46)	$(0.70)	$(1.72)
2002	(0.73)	0.50	(0.36)	(0.29)	(0.88)
From discontinued operations
2003	$(0.09)	$(0.19)	$(0.04)	$3.00	$2.68
2002	(0.17)	(0.09)	0.25	0.61	0.61
Cumulative effect of change in accounting principle
2002	$(7.50)				$(7.50)
Net income (loss)
2003	$(0.34)	$(0.50)	$(0.50)	$2.30	$0.96
2002	(8.40)	0.41	(0.11)	0.32	(7.77)
Income (loss) per share, assuming dilution:
From continuing operations
2003	$(0.25)	$(0.31)	$(0.46)	$(0.70)	$(1.72)
2002	(0.73)	0.49	(0.36)	(0.29)	(0.88)
From discontinued operations
2003	$(0.09)	$(0.19)	$(0.04)	$2.99	$2.68
2002	(0.17)	(0.09)	0.25	0.61	0.61
Cumulative effect of change in accounting principle
2002	$(7.50)				$(7.50)
Net income (loss)
2003	$(0.34)	$(0.50)	$(0.50)	$2.29	$0.96
2002	(8.40)	0.40	(0.11)	0.32	(7.77)
Dividends paid per share
2002	$0.26	$0.26			$0.52
Common stock closing market prices
2003
High	$56.12	$49.15	$50.00	$50.51	$56.12
Low	40.55	42.67	45.80	44.60	40.55
2002
High	$45.51	$58.72	$56.91	$57.03	$58.72
Low	32.00	43.24	45.50	45.00	32.00

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2002, the Company’s real estate subsidiary concluded the sale of certain property located on Lake Union in Seattle. Net proceeds from the sale were $12,779,000. The real estate subsidiary had agreements to provide certain management and other services to the purchaser of the property. Based on this continuing involvement, the results of operations through the date of sale, as well as the gain recognized on sale, were reported as continuing operations. As a result of the sale of the Company’s property management business in the fourth quarter of 2003, the results of operations and the gain recognized on the sale have been reclassified to discontinued operations within property management operations for all periods in the accompanying financial statements. The third quarter 2002 loss from discontinued operations shown in the table above reflects an after-tax gain of $3,527,000 that was included in continuing operations in the comparative presentation in the Company’s September 30, 2003 Quarterly Report on Form 10-Q.

Loss from continuing operations for the first quarter of 2003 is net of other income amounting to $3,675,000 relating to the sale of certain marketable securities (see Note 1) and gain on sale of real estate of $1,425,000.

The Company has entered into an interest rate swap agreement and is party to a variable forward sales transaction (see Note 7). Changes in the value of the derivative portions of these arrangements are reported as net gain (loss) on derivative instruments. Loss from continuing operations for the fourth quarter of 2003 includes a net loss on derivative instruments of $7,371,000, a loss on extinguishment of debt of $2,204,000 (see Note 7), and revision of estimated tax liabilities of $1,300,000.

Loss from continuing operations for the first quarter of 2002 includes a loss on extinguishment of debt of $3,264,000 (see Note 7). Income from continuing operations in the second quarter of 2002 includes a net gain on derivative instruments of $6,828,000. Loss from continuing operations in the fourth quarter of 2002 includes a net loss on derivative instruments of $5,960,000.

Income from discontinued operations in the third quarter of 2002 includes gain on sale of certain property used in the Company’s real estate operations located on Lake Union in Seattle amounting to $3,483,000, after income taxes (see Note 6). Income from discontinued operations for the fourth quarter of 2003 includes a $10,704,000 after-gain on sale of properties used in the Company’s real estate operations, a $8,099,000 after-tax gain on the sale of substantially all of the assets of the Company’s television stations in Georgia, and a $8,037,000 after-tax gain on the sale of substantially all of the assets of the Company’s two radio stations in Portland, Oregon (see Note 2).

Income from discontinued operations for the fourth quarter of 2002 includes gain on sale of four industrial properties used in the Company’s real estate operations amounting to $7,203,000, net of income taxes (see Note 2).

Loss from cumulative effect of change in accounting principle and net loss in the first quarter of 2002 represents the net loss resulting from a goodwill impairment charge resulting from adoption of SFAS 142 effective January 1, 2002.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Fisher Communications, Inc:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 appearing in this December 31, 2003 Annual Report to the Stockholders of Fisher Communications, Inc. on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statements schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2004

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Year Ended December 31	2003	2002	2001
Allowance for doubtful accounts
Balance at beginning of year	$1,274	$882	$1,012
Additions charged to expense	728	1,267	1,047
Balances written off, net of recoveries	(1,072)	(848)	(1,354)
Reclassified from (to) net working capital of discontinued operations		(27)	177

Balance at end of year	$930	$1,274	$882

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2004.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR

William W. Krippaehne, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

Principal Executive Officer:

/s/ WILLIAM W. KRIPPAEHNE, JR. William W. Krippaehne Jr.	President, Chief Executive Officer, and Director	March 11, 2004

Chief Financial and Accounting Officer:

/s/ DAVID D. HILLARD David D. Hillard	Senior Vice President and Chief Financial Officer, and Assistant Secretary (Principal Accounting Officer)	March 11, 2004

A Majority of the Board of Directors:

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 11, 2004

/s/ JAMES W. CANNON James W. Cannon	Director	March 11, 2004

/s/ PHELPS K. FISHER Phelps K. Fisher	Director	March 11, 2004

/s/ CAROL H. FRATT Carol H. Fratt	Director	March 11, 2004

/s/ DONALD G. GRAHAM, JR. Donald G. Graham, Jr.	Director	March 11, 2004

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 11, 2004

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 11, 2004

/s/ JERRY A. ST. DENNIS Jerry A. St. Dennis	Director	March 11, 2004

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 11, 2004

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 11, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Asset Purchase and Sale Agreement Among Fisher Companies Inc., and Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises, Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise, L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus, L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers dated November 18, 1998, as amended November 30, 1998 and December 7, 1998 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22439)).

2.2*	Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June 30, 1999 (filed as Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.3*	Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July 1, 1999 (filed as Exhibit 2.3 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.4*	Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 8, 2000 (File No. 000-22439)).

2.5*	Asset Purchase Agreement dated as of January 29, 2003 between Fisher Broadcasting – Georgia, LLC, and Southeastern Media Holdings, Inc. (filed as Exhibit 2.1 of the Company’s Quarterly Report for the period ended March 31, 2003 (File No. 000-22439)).

2.6*	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting – Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC. (filed as Exhibit 2.2 of the Company’s Quarterly Report for the period ended June 30, 2003 (File No. 000-22439)).

2.7*	Purchase Agreement between Fisher Properties Inc. and RREEF America LLC, dated July 30, 2003 (filed as Exhibit 2.2 of the Company’s Current Report on form 8-K dated October 23, 2003 (File No. 000-22439)).

2.8*	Amendment to the Purchase Agreement between Fisher Properties Inc. and RREEF America LLC, dated September 30, 2003 (filed as Exhibit 2.2 of the Company’s Current Report on form 8-K dated October 23, 2003 (File No. 000-22439)).

3.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3.4	Bylaws amended as of September 10, 2003

10.1*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.2*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KOMO TV (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.3*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002, regarding KOMO TV. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-222439))

10.4*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.5*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KATU TV (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.6*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002 regarding KATU TV.

Exhibit No.	Description
10.7*	Fisher Companies Inc. Supplemental Pension Plan, dated February 29, 1996 (filed as Exhibit 10.4 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.8*	Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7, 1996 (filed as Exhibit 10.5 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.9*	Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.10*	Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.11*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.12*	Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.13*	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.14*	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.15*	Asset Purchase Agreement, dated March 16, 2001, between Pendleton Flour Mills, L.L.C., Fisher Mills Inc., Fisher Mills—Blackfoot L.L.C., and Fisher Properties Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed dated March 16, 2001 (File No. 000-22439)).

10.16*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, dated April 20, 2001. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.17*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, dated April 20, 2001. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.18*	Investor CreditLine Service Client Agreement, dated as of February 20, 2002, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.19*	Amended and Restated Indicative Term Sheet, dated as of March 21, 2002 between the Registrant and Merrill Lynch International. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.20*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.21*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.22*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

Exhibit No.	Description
10.23*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.24*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.25*	Credit Agreement among Fisher Broadcasting Company as Borrower, Its Domestic Subsidiaries as Guarantors, the Lenders Parties Thereto, First Union National Bank, as Administrative Agent, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, and National City Bank, as Documentation Agent dates as of March 21, 2002. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.26*	First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.27*	Loan Agreement dated as of March 21, 2002 among Fisher Media Services Company as the Borrower, Bank of America, as the Agent, and Bank of America, N.A. U.S. Bank National Association, as the Lenders. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.28*	First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.29*	Agreement dated February 11, 2003 between William Krippaehne Jr. and Fisher Communications, Inc. (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.30*	Agreement dated January 22, 2003 between Warren Spector and Fisher Communications, Inc. (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.31*	Agreement dated November 15, 2002 between Benjamin Tucker and Fisher Communications, Inc. (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.32*	Agreement dated October 16, 2002 between Mark Weed and Fisher Communications, Inc. (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.33*	Agreement dated November 15, 2002 between David Hillard and Fisher Communications, Inc. (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439))

10.34*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2003 (File No. 000-22439)).

10.35*	Letter agreement dated July 23, 2002 between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, extending the term of the Station Affiliation Agreement dated April 20, 2001 to June 30, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2003 (File No. 000-22439)).

10.36*	Agreement dated September 2, 2003 between Robert Bateman and Fisher Communications, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003).

10.37*	Second Amendment To Credit Agreement, dated as of June 27, 2003, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2003 (File No. 000-22439)).

10.38	Third Amendment To Credit Agreement, dated as of February 20, 2004, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank, National Association (successor to First Union National Bank), in its capacity as Administrative Agent, Bank Of America, N.A. and The Bank Of New York, as co-syndication agents, National City Bank, as documentation agent and certain lenders located on the signature page thereto.

10.39	Agreement dated for reference purposes April 14, 2003 between Warren J. Spector and Fisher Communications, Inc.

21.1*	Subsidiaries of the Registrant. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-222439))

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Form of Power of Attorney authorizing certain officers to execute Form 10-K for the year ended December 31, 2003 and any and all amendments thereto, signed by Deborah L. Bevier, James W. Cannon, Phelps K. Fisher, Carol H. Fratt, Donald G. Graham, Jr., Donald G. Graham, III, Richard L. Hawley, Jerry St. Dennis, George F. Warren, Jr., and William W. Warren, Jr.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.