Form 10-Q
period 2004-03-31
FISHER COMMUNICATIONS INC
filed 2004-05-10
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $1.25 par value, outstanding as of April 30, 2004: 8,618,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts) (Unaudited)	Three months ended March 31
	2004	2003
Revenue	$30,892	$30,219
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $3,642 and $3,665, respectively)	15,059	15,236
Selling expenses	6,363	6,029
General and administrative expenses	9,179	10,295
Depreciation and amortization	4,211	4,077

	34,812	35,637

Loss from operations	(3,920)	(5,418)
Net loss on derivative instruments	(9,172)	(242)
Other income, net	803	4,429
Interest expense, net	(3,124)	(3,569)

Loss from continuing operations before income taxes	(15,413)	(4,800)
Benefit for federal and state income taxes	(5,700)	(1,931)

Loss from continuing operations	(9,713)	(2,869)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations		124
Property management business		444
Georgia television stations	(132)	(75)
Portland radio stations		(347)
Media Services operations closed		(223)

Loss from discontinued operations, net of income taxes	(132)	(77)

Net loss	$(9,845)	$(2,946)

Loss per share:
From continuing operations	$(1.13)	$(0.33)
From discontinued operations	(0.01)	(0.01)

Net loss per share	$(1.14)	$(0.34)

Loss per share assuming dilution:
From continuing operations	$(1.13)	$(0.33)
From discontinued operations	(0.01)	(0.01)

Net loss per share assuming dilution	$(1.14)	$(0.34)

Weighted average shares outstanding	8,612	8,594

Weighted average shares outstanding assuming dilution	8,612	8,594

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts) (Unaudited)	March 31 2004	December 31 2003
ASSETS
Current Assets
Cash and cash equivalents	$11,151	$12,996
Receivables	24,461	28,362
Income taxes receivable	2,897
Deferred income taxes	1,592	1,592
Prepaid expenses	4,472	3,951
Television and radio broadcast rights	13,113	6,624

Total current assets	57,686	53,525
Marketable securities, at market value	129,462	116,882
Cash value of life insurance and retirement deposits	14,699	14,694
Television and radio broadcast rights	4,153	4,120
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,834	2,824
Other	5,287	5,199
Property, plant and equipment, net	155,976	159,843

Total Assets	$409,695	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$46,108	$1,526
Trade accounts payable	2,671	3,684
Accrued payroll and related benefits	6,446	9,207
Television and radio broadcast rights payable	11,112	5,896
Income taxes payable		5,323
Other current liabilities	3,292	4,670

Total current liabilities	69,629	30,306
Long-term debt, net of current maturities	91,042	127,331
Accrued retirement benefits	18,748	18,693
Deferred income taxes	27,296	25,980
Television and radio broadcast rights payable, long-term portion	77	90
Derivative instrument	15,151	5,072
Other liabilities	1,187	1,409

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,618,388 in 2004 and 8,608,288 in 2003	10,773	10,760
Capital in excess of par	4,466	4,051
Deferred compensation	(1)	(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	83,489	75,312
Minimum pension liability	(2,223)	(2,223)
Retained earnings	90,061	99,906

Total Stockholders’ Equity	186,565	187,804

Total Liabilities and Stockholders’ Equity	$409,695	$396,685

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three months ended March 31
(Unaudited)	2004	2003
Cash flows from operating activities
Net loss	$(9,845)	$(2,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,211	4,956
Deferred income taxes	(3,087)	(7,526)
Equity in operations of equity investee	(10)	(4)
Amortization of deferred loan costs	163	286
Net loss on derivative instruments	9,172	242
Interest accrued on forward transaction	1,063	1,798
Gain on sale of marketable securities		(3,675)
Amortization of television and radio broadcast rights	2,347	2,991
Payments for television and radio broadcast rights	(3,667)	(4,014)
Gain on sale of real estate		(1,425)
Other	48	869
Change in operating assets and liabilities
Receivables	3,740	7,608
Prepaid expenses	(521)	(1,977)
Cash value of life insurance and retirement deposits	(6)	(65)
Other assets	116	(1,487)
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(4,318)	1,299
Income taxes receivable and payable	(8,221)	5,680
Accrued retirement benefits	55	(945)
Other liabilities	(220)	(972)

Net cash provided by (used in) operating activities	(8,980)	693

Cash flows from investing activities
Proceeds from collection of notes receivable		3,185
Proceeds from sale of marketable securities		5,169
Proceeds from sale of property, plan and equipment		111
Restricted cash		12,778
Purchase of property, plant and equipment	(392)	(3,013)

Net cash provided by (used in) investing activities	(392)	18,230

Cash flows from financing activities
Net payments under notes payable	(120)	(122)
Borrowings under borrowing agreements	8,000
Payments on borrowing agreements and mortgage loans	(650)	(28,178)
Payment of deferred loan costs	(131)	(75)
Proceeds from exercise of stock options	428

Net cash provided by (used in) financing activities	7,527	(28,375)

Net decrease in cash and cash equivalents	(1,845)	(9,452)
Cash and cash equivalents, beginning of period	12,996	23,515

Cash and cash equivalents, end of period	$11,151	$14,063

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three months ended March 31
(Unaudited)	2004	2003

Net loss	$(9,845)	$(2,946)

Other comprehensive income:
Unrealized gain on marketable securities	12,580	904
Effect of income taxes	(4,403)	(317)

Unrealized gain on marketable securities reclassified to operations		(3,114)
Effect of income taxes		1,090

Adjustment to minimum pension liability		630
Effect of income taxes		(220)

	8,177	(1,027)

Comprehensive loss	$(1,668)	$(3,973)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2. New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised Statement of Financial Accounting Standard (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, a revision of FASB Statement No. 132.” SFAS 132R provides for expanded annual and quarterly disclosures with regard to pensions and other postretirement benefits, but does not change the measurement or recognition of those plans required by existing accounting standards. These additional disclosures are generally effective for the year ended December 31, 2003, with certain disclosures required for quarters beginning after December 15, 2003. Additional disclosures for our supplemental retirement program have been provided in these Condensed Consolidated Financial Statements, as required by SFAS 132R.

3. Discontinued Operations

The Company’s real estate subsidiary concluded the sale of its final two commercial office properties in October 2003 and recognized a gain on sale of $16,724,000. In December 2003, the Company then sold the property management operations conducted by the real estate subsidiary to a third party created by former employees of the Company’s real estate subsidiary and recognized a loss on sale of $215,000.

On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, and recognized a gain on sale of $12,460,000; net proceeds from the sale were $40,725,000.

On December 18, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Portland, Oregon radio stations, KWJJ FM and KOTK AM, and recognized a gain on sale of $12,616,000; net proceeds from the sale were $42,033,000.

In connection with the Company’s restructuring, two of the businesses operated by the Company’s Media Services subsidiary – Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”) – ceased operations during the second quarter of 2003, and those businesses were closed.

The aforementioned real estate properties that were sold in October 2003, the sale of property management operations, and the sale of the Company’s Georgia television and Portland radio stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flows of those components have been eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. The results of operations of these components are reported as discontinued operations in the accompanying financial statements. The prior-period results of operations for these components have been reclassified to conform to the 2004 presentation.

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

Financial information relating to the sale of the real estate subsidiary’s final two commercial office properties in October 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for discontinued real estate properties is summarized as follows (in thousands):

Three months ended March 31	2003
Revenue	$1,793

Income from discontinued operations:
Discontinued operating activities	$372
Income tax effect	(135)

237
Interest allocation, net of income taxes	(113)

Net income from discontinued real estate properties	$124

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

Financial information relating to the property management operations sold in December 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for the property management operations sold is summarized as follows (in thousands):

Three months ended March 31	2003
Revenue	$102

Income from discontinued operations:
Discontinued operating activities	$(646)
Other income, net	1,439

793
Income tax effect	(349)

Net income from discontinued property management operations	$444

In the first quarter of 2003, the Company’s real estate subsidiary recorded a gain of $1,063,000 resulting from a sale of real estate that occurred in 2000 that was accounted for under the installment method, because a significant portion of the proceeds was in the form of a note receivable. The balance of the note was received in full in March 2003, and the previously deferred gain was recognized as other income.

Financial information relating to the sale of the Georgia television stations was initially reclassified to discontinued operations in the first quarter of 2003. Operational data for the Georgia television stations sold is summarized as follows (in thousands):

Three months ended March 31	2004	2003
Revenue		$2,060

Income (loss) from discontinued operations:
Discontinued operating activities	$(207)	$464
Income tax effect	75	(163)

	$(132)	301
Interest allocation, net of income taxes		(376)

Net loss from discontinued Georgia television stations	$(132)	$(75)

The activity in the first quarter of 2004 relates to an adjustment to the purchase price resulting from revision of estimates of working capital at the closing date. The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale.

Financial information relating to the sale of the Portland, Oregon radio stations was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the Portland radio stations sold is summarized as follows (in thousands):

Three months ended March 31	2003
Revenue	$1,384

Loss from discontinued operations:
Discontinued operating activities	$(48)
Income tax effect	18

(30)
Interest allocation, net of income taxes	(317)

Net loss from discontinued Portland radio stations	$(347)

The interest allocation is based on $32,900,000 in net proceeds (after income taxes and closing costs) that was required to pay down debt as a result of the sale.

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company is required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at March 31, 2004 and December 31, 2003. The Company is participating in the State of Oregon Department of Environmental Quality’s Voluntary Cleanup Program and estimates that it will incur $300,000 in environmental consulting and other expenses to meet the requirements of the sale agreement, which amount was accrued as of December 31, 2003 and was charged against the gain on sale (which is included in discontinued operations). The Company currently estimates that its plan to address this issue can be substantially completed by the end of 2004, though that estimate is subject to various factors outside of the Company’s control. Under the agreement, if the Company incurs costs in excess of $380,000, the Company is reimbursed from the amount withheld. The Company is not able to estimate a range of loss that could occur if its current plan is not successful; however, after the amount withheld has been expended, the sale agreement limits the Company’s overall indemnification obligation to no more than $5 million.

Financial information relating to the media business closed was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the media businesses closed is summarized as follows (in thousands):

Three months ended March 31	2003
Revenue	$1,296

Loss from discontinued operations:
Discontinued operating activities	$(322)
Income tax effect	99

Net loss from discontinued media businesses	$(223)

4. Derivative Instruments

On March 21, 2002, the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of March 31, 2004, the Company’s obligations under the Forward Transaction were collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. The Company may in the future designate the Forward Transaction as a hedge and, accordingly, the change in fair value would be recorded in the statement of operations or in other comprehensive income, depending on its effectiveness. As of March 31, 2004, the Company could borrow up to $70,000,000 under the Forward Transaction. Proceeds from the Forward Transaction were used to repay prior debt, to finance construction of the Fisher Plaza project, and for general corporate purposes. The Forward Transaction matures in five separate six-month intervals beginning March 15, 2005 through March 15, 2007. The amount due at each maturity date is determined based on the market value of SAFECO common stock on such maturity date. Although the Company has the option of settling the amount due in cash or by delivery of shares of SAFECO common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by SAFECO; however, any increase in the dividend amount above the rate as of the date of the Forward Transaction must be paid to the financial institution that is a party to the Forward Transaction. At March 31, 2004, the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $15,151,000, compared to a liability of $5,072,000 as of December 31, 2003; this $10,079,000 change in value during the first quarter of 2004 is included in net loss on derivative instruments in the accompanying financial statements. The Forward Transaction does not specify an interest rate; rather, amounts are borrowed at a discount, and the discount is amortized as interest expense over the life of the loan.

Subsequent to March 31, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. As a result of this termination, the latest maturity under the Forward Sale is October 10, 2006, the maximum amount available for borrowing under the Forward Transaction has been reduced by approximately $3,500,000, and the number of shares of SAFECO Corporation common stock owned by the Company which are collateral for the Forward Transaction has been reduced to 2,600,000 shares. In connection with the termination, the Company paid a termination fee of $2,500,000. The unrealized loss on the terminated tranche at March 31, 2004 was $2,064,000. The termination will be accounted for in the second quarter of 2004.

In March 2002, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast borrowing facility. The swap expired in March 2004; therefore, the interest rate on those borrowings is no longer at a fixed rate. At December 31, 2003, the swap had a fair market value resulting in a liability of $907,000; because the swap expired in the first quarter of 2004, a gain of $907,000 is included in net gain (loss) on derivative instruments in the accompanying Condensed Consolidated Financial Statements. The interest rate swap liability is included in other current liabilities as of December 31, 2003.

5. Television and Radio Broadcast Rights and Other Broadcast Commitments

The Company acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically for potential impairment.

At March 31, 2004, the Company had commitments under license agreements amounting to $65,115,000 for future rights to broadcast television and radio programs through 2010, and $10,334,000 in related fees. As these programs will not be available for broadcast until after March 31, 2004, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $10,482,000 through 2008.

6. Retirement Benefits

The Company maintained qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits were based on years of service and, in one of the pension plans, on the employees’ compensation at retirement. The Company annually accrued the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to fifteen years. Such costs were funded in accordance with the provisions of the Internal Revenue Code. In June 2000, benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and the pension plan was terminated, with substantially all plan assets distributed to plan participants in January 2002. In July 2001, benefit accruals ceased under the pension plan for non-broadcasting employees, and plan assets were distributed to participants between 2001 and the first half of 2003.

The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans is as follows (in thousands):

Three Months Ended March 31	2003
Service cost	$15
Settlement	427

Net periodic pension cost	$442

The Company has a noncontributory supplemental retirement program for key management. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies, as well as the accrued liability, are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service with the Company. The measurement date for the supplemental retirement program is December 31.

The net periodic pension cost for the Company’s supplemental retirement plan is as follows (in thousands):

Three Months Ended March 31	2004	2003
Service cost	$73	$135
Interest cost	274	311
Amortization of transition asset	26	22
Amortization of loss	53	73

Net periodic pension cost	$426	$541

Assumptions used to determine net periodic pension costs are as follows:

	2004	2003
Discount Rate	6.25%	6.75%
Rate of Compensation increase	3.00%	4.50%

7. Income (loss) Per Share

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

The weighted average number of shares outstanding for the three-month period ended March 31, 2004 was 8,611,994. The dilutive effect of 460 restricted stock rights and options to purchase 488,830 shares are excluded for the three-month period ended March 31, 2004, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the three-month period ended March 31, 2003 was 8,594,060. The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the three-month period ended March 31, 2003, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

8. Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31
	2004	2003
Net loss, as reported	$(9,845)	$(2,946)
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(332)	(148)

Adjusted net loss	$(10,177)	$(3,094)

Loss per share:
As reported	$(1.14)	$(0.34)
Adjusted	$(1.18)	$(0.36)

Loss per share assuming dilution:
As reported	$(1.14)	$(0.34)
Adjusted	$(1.18)	$(0.36)

9. Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

The Company formerly reported financial data for a remaining “all other” category. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as Fisher Media Services Company’s corporate expenses, were included in this “all other” category. Beginning in the first quarter of 2004, the Company began reporting the operations of Fisher Pathways, Inc., in the television reportable segment, consistent with changes in the financial and operational oversight of those operations. Also beginning in the first quarter of 2004, the Company began reporting Fisher Media Services Company’s corporate expenses in the Fisher Plaza reportable segment, consistent with that entity’s sole operational focus and the fact that management evaluates the operations of these activities together. Prior-period segmental data has been revised to conform to the first quarter 2004 presentation.

Revenue for each reportable segment is as follows (in thousands):

Three Months Ended March 31	2004	2003
Television	$21,734	$20,477
Radio	8,069	7,234
Fisher Plaza	1,097	2,509
Corporate and eliminations	(8)	(1)

Continuing operations	30,892	30,219
Discontinued operations		6,635

	$30,892	$36,854

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

Three Months Ended March 31	2004	2003
Television	$1,207	$(511)
Radio	(798)	(1,942)
Fisher Plaza	(670)	1,118
Corporate and eliminations	(12,028)	104

Total segment loss from continuing operations before interest and income taxes	(12,289)	(1,231)
Discontinued operations	(207)	1,259

	$(12,496)	$28

The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

Three Months Ended March 31	2004	2003
Total segment loss from continuing operations before interest expense and income taxes	$(12,289)	$(1,231)
Interest expense	(3,124)	(3,569)

Consolidated loss from continuing operations before income taxes	$(15,413)	$(4,800)

Identifiable assets for each reportable segment are as follows (in thousands):

Total assets	March 31 2004	December 31 2003
Television	$87,744	$96,921
Radio	51,651	44,098
Fisher Plaza	123,952	125,319
Corporate and eliminations	146,348	130,347

Continuing operations	$409,695	$396,685

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

10. Other Commitments

In connection with a review of strategic alternatives in late 2002 and early 2003, the Company entered into retention agreements with certain officers and employees which required payments in January 2004, if the officers and employees continued their employment with the Company until that date. The Company accrued the amounts specified over the service period specified in the agreements. The Company also maintained agreements which provided that if a change in control should occur, certain officers will receive severance payments and health and welfare benefits. On January 15, 2004, the Company made payments totaling $3,548,000 under the agreements, and the agreements terminated.

11. Borrowing Agreements

The Company’s media services subsidiary maintains a three-year senior secured credit facility (the “Media Facility”) with two banks. The Media Facility is collateralized by a first deed of trust on the Fisher Plaza property, which had a carrying amount of $121,270,000 as of March 31, 2004. The Media Facility is governed by a credit agreement that requires compliance with certain financial ratios. As of March 31, 2004, the media services subsidiary was not in compliance with one of the financial ratios; such non-compliance was subsequently waived by the lenders. At March 31, 2004, $25,370,000 was outstanding under the Media Facility, and this amount is classified as a current liability in accordance with the February 28, 2005 expiration of the Media Facility.

12. Reclassifications

Certain prior-period balances have been reclassified to conform to the current-period presentation. Such reclassifications had no effect on net loss or stockholders’ equity.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results,” and those discussed in our annual report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”,” our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three-month period ended March 31, 2004 compared with the corresponding period in 2003.

Our broadcasting operations receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. Our period-to-period revenues are also affected by political and advocacy advertising, and national election years such as 2004 typically result in increased revenues in that category. Television revenues are significantly affected by network affiliation, and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our television revenues, are affiliated with the ABC Television Network, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with the CBS Television Network. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In May 2002, our broadcasting subsidiary entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased overall revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional, and other costs, as we seek to elevate the position of our Seattle radio operations in the Seattle market. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the periods ended March 31, 2004 and 2003 are less than what is expected for the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in 2002. These changes have led to improved ratings for KOMO AM in the Seattle market, and we expect that these investments will lead to improved operating performance for our Seattle radio operations.

In addition to our broadcasting operations, we own and operate Fisher Plaza, a communications center located in Seattle. In addition to serving as the home of our corporate offices and KOMO TV, and radio stations KVI AM, KOMO AM and KPLZ FM, Fisher Plaza is designed to enable the distribution of analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet, broadband (high speed digital transmission of voice, data and/or video), and wired and wireless communication systems. Fisher Plaza also houses other companies with complementary needs for the mission critical infrastructure provided at the facility. As of March 31, 2004, 73% of Fisher Plaza was occupied or committed for occupancy, including 41% occupied by Fisher entities; the total occupied or committed for occupancy was 70% at December 31, 2003. We continue to market Fisher Plaza to potential third-party tenants.

Management focuses on key metrics from operational data within the Company’s broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the value of goodwill and other intangible assets, derivative instruments, television and radio broadcast rights, the cost of pension programs, the amount of tax accruals and the amount of the allowance for doubtful accounts. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed our disclosures relating to them.

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

CONSOLIDATED RESULTS OF OPERATIONS

We report financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of our nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located in Seattle that serves as home of our Seattle television and radio operations, our corporate offices, and third-party tenants.

The Company formerly reported financial data for a remaining “all other” category. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as Fisher Media Services Company’s corporate expenses, were included in this “all other” category. Beginning in the first quarter of 2004, the Company began reporting the operations of Fisher Pathways, Inc., in the television reportable segment, consistent with changes in the financial and operational oversight of those operations. Also beginning in the first quarter of 2004, the Company began reporting Fisher Media Services Company’s corporate expenses in the Fisher Plaza reportable segment, consistent with that entity’s sole operational focus. Prior-period segmental data has been revised to conform to the first quarter 2004 presentation.

Loss from continuing operations for the three months ended March 31, 2004 was $9,713,000. Results for this period included a net loss on derivative instruments of $9,172,000 ($5,843,000 after tax).

Loss from continuing operations for the three months ended March 31, 2003 was $2,869,000. These results included a net loss on derivative instruments amounting to $242,000 ($154,000 after tax), and a gain amounting to $3,675,000 ($2,341,000 after tax) on sale of certain marketable securities.

Percentage comparisons have been omitted within the following tables where they are not considered meaningful.

Revenue

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$21,734	6.1%	$20,477
Radio	8,069	11.5%	7,234
Fisher Plaza	1,097	-56.3%	2,509
Corporate and eliminations	(8)		(1)

Consolidated	$30,892	2.2%	$30,219

Overall television net revenue increased by $1,257,000 in the first quarter of 2004, as compared to the first quarter of 2003, and each of our television broadcasting groups reported increased revenues. The increase was primarily attributable to higher political advertising, and that advertising was heavily weighted toward the end of the quarter as political campaigns began spending on broadcast advertising in certain of our markets. The increase was also due to generally increased local advertising revenue in the first quarter of 2004, as compared to the first quarter of 2003; we have focused significant efforts on improving our local advertising success. The overall increase in revenue was offset, in part, by decreased national advertising at our ABC-affiliated stations. Our two largest television stations, KOMO TV in Seattle and KATU in Portland, representing approximately three-fourths of our television revenues, are affiliated with ABC.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle television market increased 6.5% in the first quarter of 2004, as compared to the first quarter of 2003, and total spot revenue for the overall Portland television market increased 11.7% over these same periods. Our Seattle and Portland television stations experienced spot revenue increases of 5.6% and 5.8%, respectively, in the first quarter of 2004, as compared to the first quarter of 2003. We believe that the weak performance of ABC programming contributes to lower-than-market performance at these stations. Our Seattle and Portland total revenues increased 6.3% and 5.0%, respectively, in the first quarter of 2004, as compared to the first quarter of 2003. Revenue from our remaining television stations increased by 14.5% in the first quarter of 2004, as compared to the first quarter of 2003.

Our radio operations showed strong revenue growth in the first quarter of 2004, compared to the first quarter of 2003, primarily as a result of KOMO AM’s increased performance in the Seattle market. Excluding revenues specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenues increased more than 100% in the first quarter of 2004, compared to the first quarter of 2003. We attribute the increase to the synergistic effect of the Seattle Mariners programming, as well as our converting KOMO AM to an all-news format in September 2002. Miller Kaplan data, which excludes sports programming, reported that radio revenues for the Seattle market grew 5.9% during the first quarter of 2004, as compared to the first quarter of 2003. Total Seattle Radio revenue increased 15.6% in the first quarter of 2004, as compared to the first quarter of 2003. Revenue from our Seattle Radio operations comprises approximately 68% of our total radio revenue.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The decrease in revenue in the first quarter of 2004, as compared to the first quarter of 2003, is due to a significant penalty paid by a tenant during the first quarter of 2003 for early termination of an occupancy agreement. The Seattle-area real estate market continues to be soft, which may delay our ability to reach full occupancy.

Cost of services sold

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$10,853	-1.6%	$11,024
Radio	3,404	-7.9%	3,694
Fisher Plaza	366	-1.9%	373
Corporate and eliminations	436	200.7%	145

Consolidated	$15,059	-1.2%	$15,236

Percentage of revenue	48.7%		50.4%

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The slight decrease in the television segment cost of services sold in the first quarter of 2004, as compared to the first quarter of 2003, is primarily the result of lower programming and syndication costs. The overall decrease was offset somewhat by increased news department expenses.

Lower cost of services sold at our radio segment are primarily attributable to timing differences relating to the amortization of capitalized Mariners baseball broadcast rights (with amortization based on actual season-to-date revenue as a percentage of total projected revenue) as well as lower programming costs due to a change in syndicated programming at KVI AM in Seattle. These decreases were offset somewhat by selected increased promotional activities.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments; for example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these expenses as reduction of cost of services sold. The increase in the first quarter of 2004, as compared to the first quarter of 2003, is due primarily to intersegment facilities-related expenses.

Selling expenses

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$2,888	6.7%	$2,707
Radio	3,259	1.8%	3,202
Fisher Plaza	216		120

Consolidated	$6,363	5.5%	$6,029

Percentage of revenue	20.6%		20.0%

The increases in selling expenses in the television and radio segments in the first quarter of 2004, as compared to the first quarter of 2003, are due primarily to increased sales commissions on higher revenue levels.

General and administrative expenses

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$4,700	-0.5%	$4,724
Radio	2,049	-3.7%	2,128
Fisher Plaza	300	6.0%	283
Corporate and eliminations	2,130	-32.6%	3,160

Consolidated	$9,179	-10.8%	$10,295

Percentage of revenue	29.7%		34.1%

The television and radio segments had lower general and administrative expenses in the first quarter of 2004, as compared to the first quarter of 2003, due to cost control measures that included the suspension of our 401(k) plan matching contributions. These savings were offset somewhat in the first quarter of 2004 as a result of employee termination expenses totaling $500,000, and increased intersegment facilities-related expenses. In the first quarter of 2004, as a result of operational decisions and cost control measures, we terminated 23 people in our broadcast operations. We anticipate annual savings of approximately $1,500,000 from this action.

The corporate group incurred lower expenses in the first quarter of 2004, as compared to the first quarter of 2003, primarily as a result of reduced retention accruals and the absence of certain pension-related expenses that were recognized in the first quarter of 2003 in connection with a pension plan settled in 2003, as well as lower legal and consulting expenses. These decreases were offset in part by costs associated with additional finance personnel, as well as consulting and professional fees relating to increased regulatory requirements under the Sarbanes-Oxley Act of 2002.

Depreciation and amortization

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$2,852	-6.0%	$3,033
Radio	404	9.5%	369
Fisher Plaza	903	44.2%	626
Corporate and eliminations	52	6.1%	49

Consolidated	$4,211	3.3%	$4,077

Percentage of revenue	13.6%		13.5%

Depreciation for the television segment declined in the first quarter of 2004, as compared to the first quarter of 2003, as a result of generally reduced capital spending over the past few years.

The increase in depreciation in the Fisher Plaza segment in the first quarter of 2004, as compared to the first quarter of 2003, is primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service.

Income (loss) from operations

	Three Months Ended March 31
($ in thousands)	2004	% Change	2003
Television	$441	-143.6%	$(1,011)
Radio	(1,047)	-51.5%	(2,159)
Fisher Plaza	(688)	-162.1%	1,107
Corporate and eliminations	(2,626)	-21.7%	(3,355)

Consolidated	$(3,920)	-27.6%	$(5,418)

Income (loss) from operations by segment consists of revenue less operating expenses. Income (loss) from operations by segment excludes net gain (loss) on derivative instruments, other income, net, and interest expense, net.

Net gain (loss) on derivative instruments

	Three Months Ended March 31
(in thousands)	2004	2003
	$(9,172)	$(242)

On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of March 31, 2004, our obligations under the Forward Transaction were collateralized by 3,000,000 shares of SAFECO Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. The value of the Forward Transaction can change significantly, based primarily on changes in the value of SAFECO Corporation common stock, changes in underlying assumptions concerning the volatility of SAFECO common stock, and changes in interest rates.

Subsequent to March 31, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. As a result of this termination, the latest maturity under the Forward Sale is October 10, 2006, the maximum amount available for borrowing under the Forward Transaction has been reduced by approximately $3,500,000, and the number of shares of SAFECO Corporation common stock owned by the Company which are collateral for the Forward Transaction has been reduced to 2,600,000 shares. In connection with the termination, the Company paid a termination fee of $2,500,000. The unrealized loss on the terminated tranche at March 31, 2004 was $2,064,000. The termination will be accounted for in the second quarter of 2004.

In connection with borrowings for our broadcasting operations, the broadcasting subsidiary entered into an interest rate swap agreement (the “Swap Agreement”) fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under these borrowings. The change in value of the Swap Agreement is recorded in the statement of operations. The value of the Swap Agreement can change significantly, based primarily on changes in market interest rates. The interest rate swap expired in March 2004; therefore, the interest rate on these borrowings is no longer at a fixed rate.

Net loss on derivative instruments in the first quarter of 2004 consists of unrealized loss resulting from changes in fair value of the Forward Transaction derivative amounting to $10,079,000, offset in part by an unrealized gain from changes in fair value of the Swap Agreement amounting to $907,000. The loss of the Forward Transaction was primarily attributable to the increased value of SAFECO Corporation common stock during the first quarter of 2004. The Company recorded a $12,580,000 pre-tax increase in value of its marketable securities during the first quarter of 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Net gain on derivative instruments in the first quarter of 2003 includes unrealized loss resulting from changes in fair value of the Forward Transaction amounting to $892,000, and unrealized gain from changes in fair value of the Swap Agreement amounting to $650,000.

Other income, net

	Three Months Ended March 31
(in thousands)	2004	2003
	$803	$4,429

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decrease in the first quarter of 2004, in comparison to the first quarter of 2003, is due primarily to gains on the sales of marketable securities amounting to $3,675,000 in the first quarter of 2003.

Interest expense, net

	Three Months Ended March 31
(in thousands)	2004	2003
	$(3,124)	$(3,569)

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense in the first quarter of 2003 relating to debt that was required to be repaid from the net proceeds from certain sales has been reclassified to discontinued operations.

Benefit for federal and state income taxes

	Three Months Ended March 31
(in thousands)	2004	2003
	$(5,700)	$(1,931)

Effective tax rate	37.0%	40.2%

The provision (benefit) for federal and state income taxes varies directly with pre-tax income. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes.

Other comprehensive income (loss)

	Three Months Ended March 31
(in thousands)	2004	2003
	$(1,668)	$(3,973)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities, unrealized gain on marketable securities reclassified to operations, and adjustments to reflect minimum pension liabilities.

During the first quarter of 2004, the value of the marketable securities increased $8,177,000, net of tax. As of March 31, 2004, marketable securities consisted of 3,002,376 shares of SAFECO Corporation. The per-share market price of SAFECO Corporation common stock was $43.12 at March 31, 2004, and $38.93 at December 31, 2003.

During the first quarter of 2003, the value of the marketable securities increased $587,000, net of tax. As of March 31, 2003, marketable securities consisted of 3,002,376 shares of SAFECO Corporation. The per-share market price of SAFECO Corporation common stock was $34.97 at March 31, 2003, and $34.67 at December 31, 2002. In the first quarter of 2003, we reclassified $2,024,000 after-tax gain to operations upon the sale of certain marketable securities. During the first quarter of 2003, we also recorded changes in our additional minimum pension liability amounting to $410,000, net of income taxes, in connection with one of our defined benefit pension plans that was settled in 2003.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

In the first quarter of 2004, we reclassified $44,722,000 of long-term debt to current liabilities because these amounts are due in the first quarter of 2005; therefore, we had negative working capital of $11,943,000 as of March 31, 2004. We intend to refinance our debt scheduled to mature in 2005 prior to its maturity date. However, there is no assurance that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements. Our current assets as of the end of the quarter include cash and cash equivalents totaling $11,151,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of March 31, 2004, approximately $34,000,000 is available under existing credit facilities.

Net cash used in operating activities during the three months ended March 31, 2004 was $8,980,000, compared to cash generated from operations of $693,000 in the three months ended March 31, 2003. Net cash used in operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in operating assets and liabilities. In the first quarter of 2004, we made significant tax payments relating to our gains on sale transactions in 2003; these payments represented a significant portion of the cash used in operating activities during the first quarter of 2004 and a key reason for the increase in borrowings during the period. Net cash used in investing activities during the period was $392,000, to purchase property, plant and equipment. In the first quarter of 2003, we purchased $3,013,000 of property, plant and equipment; we also received $3,185,000 from the collection of notes receivable, received $5,169,000 in proceeds from the sale of marketable securities, and had $12,778,000 cash relating to the Fisher Plaza project become unrestricted. Broadcasting is a capital-intensive business; however, we have no significant commitments or plans for the purchase of capital items. Should we choose to delay capital expenditures, such delays could affect our future operations.

Net cash provided by financing activities in the three months ended March 31, 2004 was $7,527,000, comprised primarily of $8,000,000 in borrowings under our credit facilities. Net cash used by financing activities in the three months ended March 31, 2003 was $28,375,000, consisting primarily of $28,178,000 in payments under our borrowing agreements.

We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing.

The Company’s media services subsidiary maintains a three-year senior secured credit facility (the “Media Facility”) with two banks. The Media Facility is collateralized by a first deed of trust on the Fisher Plaza property; Fisher Plaza had a carrying amount of $121,270,000 as of March 31, 2004. The Media Facility is governed by a credit agreement that requires compliance with certain financial ratios. As of March 31, 2004 the media services subsidiary was not in compliance with one of the financial ratios; such non-compliance was subsequently waived by the lenders. At March 31, 2004, $25,370,000 was outstanding under the Media Facility, and this amount is classified as a current liability in accordance with the February 28, 2005 expiration of the Media Facility.

As of March 31, 2004, the following table presents our contractual obligations (in thousands):

12 Months Ending March 31	Debt Maturities	Broadcast Rights	Other Obligations	Lease Obligations	Total
2005	$46,108	$27,783	$4,679	$1,228	$79,798
2006	19,431	19,491	4,900	765	44,587
2007	26,103	16,814	5,121	309	48,347
2008	800	12,176	4,570	150	17,696
2009	800	28	2,302	24	3,154
Thereafter	43,908	12		404	44,324

	$137,150	$76,304	$21,572	$2,880	$237,906

Commitments for broadcasting rights consist of $11,189,000 recorded in the Condensed Consolidated Balance Sheet as television and radio broadcast rights payable as of March 31, 2004 and $65,115,000 for future rights to broadcast television and radio programs. Other obligations consist of $10,334,000 in fees relating to future rights to broadcast television and radio programs and $11,238,000 for commitments under joint sales agreements.

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

Our operations are concentrated in the Pacific Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results during 2002 and 2003 were adversely impacted by a soft economy, and a continuing economic downturn in these markets could have a material adverse effect on our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they continue to decline, we could continue to suffer net losses, or such net losses could increase. In addition, a continued downturn in the national economy has resulted and may continue to result in decreased national advertising sales. This could have an adverse affect on our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

The performance of the television networks could harm our operating results.

The operating results of our broadcasting operations are primarily dependent on advertising revenues. Our Seattle and Portland television stations are affiliated with the ABC Television Network. Popularity of programming on ABC has lagged behind other networks over the past few years, and contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, a decline in performance by CBS, the network affiliate for eight of our television stations, or an adverse change in performance by other networks or network program suppliers, could harm our business and results of operations.

Our plans to improve operating performance may not achieve the desired results.

We have implemented plans to improve operating performance of our corporate enterprise. We cannot predict whether these plans will achieve the desired benefits. We cannot assure you that these plans will be fully completed in a timely manner or that any benefits of these plans will justify their costs.

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

In addition, our debt instruments contain covenants that require us to maintain certain financial ratios. If we are unable to generate sufficient revenue and are unable to reduce expenses, we may be deemed in breach of these covenants, which could result in an acceleration of our debt.

The changes we made to remediate the material weakness which was identified in our internal controls over financial reporting for the year ended December 31, 2003 may prove to be inadequate.

Management and our independent auditors identified certain accounting adjustments that, taken together, indicate the lack of an effective monitoring and oversight function during fiscal 2003, which our independent auditors considered to be a material weakness under current accounting standards. We assigned the highest priority to the correction of this deficiency and have taken action to correct it.

We cannot assure you that the actions we have taken to correct the material weakness identified by our independent auditors will prevent the deficiency that resulted in the material weakness from recurring in the future. The additional hires we have made or plan to make may prove to be inadequate, and we may be required to hire additional accounting and finance personnel. In addition, current employees who hold key accounting positions may leave the Company and we may be unable to replace them adequately. We may not be able to hire additional personnel or replace current personnel due to a variety of factors, including, but not limited to, a general shortage of workers who have the accounting background that meets our needs. We may experience higher than anticipated capital expenditures, operating expenses and outside auditor fees as a result of the implementation of these changes and thereafter. We may in the future need to make additional changes to our accounting staff and internal controls over financial reporting.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

In the future, we may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States engages in foreign hostilities or in the event there is a terrorist attack against the United States. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired, and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Our television stations’ affiliation with one of the four major television networks (ABC, CBS, NBC and FOX) has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. Our two largest television stations, KOMO and KATU, have affiliate agreements with ABC that expire in 2004. We are currently pursuing renewal of our ABC affiliation agreements. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to change affiliation arrangements in manners that would disadvantage affiliates. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

We cannot assure you that any of our stations will maintain or increase its current audience ratings or advertising revenues. Fisher Broadcasting’s television and radio stations face intense competition from local network affiliates and independent stations, as well as from cable and alternative methods of broadcasting brought about by technological advances and innovations. The stations compete for audiences on the basis of programming popularity, which has a direct effect on advertising rates. Additional significant factors affecting a station’s competitive position include assigned frequency and signal strength. The possible rise in popularity of competing entertainment and communications media could also have a materially adverse effect on Fisher Broadcasting’s audience share and advertising revenues. In addition, our principal marketing representative for the sale of national advertising for our

Seattle and Portland television and radio stations is owned by a competitor, and the success of their efforts in selling national advertising is beyond our control. We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business. Similarly, we cannot predict the extent to which new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio, TIVO, Replay TV and personal DVR (digital video recorder), will be adopted by the public or, if widely adopted, their impact on our advertising revenues.

Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. The syndicator for several of our talk radio programs has acquired radio stations in the Seattle market and competes with our Seattle radio stations. We can give no assurance that we will continue to be able to acquire rights to such programs once our current contracts for these programs expire.

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets which we serve. Court appeals challenging the new FCC rules are now pending. The new media ownership rules have been stayed by the Court pending its decision on appeal. We cannot predict whether or when the new rules will be affirmed, reversed, or vacated by the Court, or ultimately implemented as adopted, modified or repealed in their entirety.

Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

Our operating results are dependent on the success of programming aired by our television and radio stations.

We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable and volatile factors beyond our control such as audience preferences, competing programming, and the availability of other entertainment activities. Audience preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase operating costs.

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

Approximately $38 million, or 9% of our total assets as of March 31, 2004, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, in 2002 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with SFAS 142.

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

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time to time experienced earthquakes and experienced a significant earthquake on February 28, 2001. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Severe weather, such as high winds, can also damage our television and radio transmission towers, which could result in loss of transmission, and a corresponding loss of advertising revenue, for a significant period of time. In addition, the Pacific Northwest may experience power shortages or outages and increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse effect on our operating results. Power shortages or increased energy costs in the Northwest could harm the region’s economy, which could reduce our advertising revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes, severe weather and power outages.

Our computer systems are vulnerable to viruses, unauthorized tampering and potential obsolescence.

Despite our implementation of network security measures, our servers and computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Our computer systems are also subject to potential obsolescence. Any of these events could cause system interruption, delays and loss of critical data. Our recovery planning may not be sufficient for all eventualities.

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

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. The softened economy in the Seattle area could adversely affect our ability to lease the space of Fisher Plaza on attractive terms or at all, which could harm our operating results. In addition, a continuing of the downturn in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

A reduction on the periodic dividend on the common stock of SAFECO may adversely affect our other income, cash flow and earnings.

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

As of March 31, 2004, 3,000,000 shares of SAFECO Corporation common stock owned by us were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. Subsequent to March 31, 2004, the Company terminated one tranche of the Forward Transaction, and the shares of SAFECO Corporation common stock pledged were reduced to 2,600,000. A portion of the Forward Transaction is considered a derivative security and, as such, we periodically measure its fair value and record changes in fair value as a non-cash charge or a noncash gain on our income statement. The price of SAFECO Corporation common stock affects the fair value of the Forward Transaction, and, therefore, until such time as the Forward Transaction is settled, changes in the price of SAFECO Corporation common stock will have an impact on our income statement. We determine the fair value of derivative instruments based on external-party valuations, which rely on significant assumptions. The value of the Forward Transaction can change significantly, based primarily on changes in the value of SAFECO Corporation common stock, changes in underlying assumptions concerning the volatility of SAFECO Corporation common stock, and changes in interest rates.

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

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (HDTV), our stations in smaller markets do not, because they are operating pursuant to Special Temporary Authority to utilize low power digital facilities. These Special Temporary Authorizations must be renewed every six months, and there is no assurance that the FCC will continue to extend those authorizations. If the FCC does not extend the authorizations for Fisher’s smaller stations, then we may be required to make substantial additional investments in digital broadcasting to maintain the licenses of our smaller market stations. This could result in less cash being available to fund other aspects of our business or decrease our debt load.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as management deems appropriate. As of March 31, 2004, our fixed rate debt totaled $63,286,000. The fair value of our fixed-rate debt is estimated to be approximately $4,700,000 greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, as of March 31, 2004, amounted to $240,000.

We also had $73,864,000 in variable-rate debt outstanding as of March 31, 2004. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $412,000 annual change in our pre-tax earnings and cash flows.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of March 31, 2004 was $129,462,000. Marketable securities consist of 3,002,376 shares of SAFECO Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of March 31, 2004, these shares represented 2.2% of the outstanding common stock of SAFECO Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of SAFECO Corporation. A hypothetical 10 percent change in market prices underlying these securities would result in a $12,946,000 change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

As of March 31, 2004, 3,000,000 shares of SAFECO Corporation common stock owned by the Company were pledged as collateral under a variable forward sales transaction (“Forward Transaction”) with a financial institution. Subsequent to March 31, 2004, the Company terminated one tranche of the Forward Transaction, and the shares of SAFECO Corporation common stock pledged were reduced to 2,600,000. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the income statement. As of March 31, 2004 the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $15,151,000, and the resulting loss of $10,079,000 during the three months ended March 31, 2004 is included in net gain (loss) on derivative instruments in the accompanying Consolidated Financial Statements. A hypothetical 10 percent change in the market price of SAFECO Corporation stock would change the market value of the Forward Transaction by approximately $9,100,000. A hypothetical 10 percent change in volatility would change the market value of the Forward Transaction by approximately $200,000, and a hypothetical 10 percent change in interest rates would change the market value of the Forward Transaction by approximately $300,000.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s last fiscal quarter, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s last fiscal quarter, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In September 2003, management and our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. These matters related to internal controls with respect to the identification of pension liability, the timing and recording of pension settlement losses, and the classification of cash flows.

Subsequently, in March 2004, our independent auditors observed additional adjustments to the Company’s financial statements for the quarterly and annual periods ended December 31, 2003, relating to out-of-period adjustments made between quarters, which the Company concluded were not material, and an adjustment to deferred financing costs which was not identified during the Company’s review of its financial statements. In addition, the Company observed an adjustment to a property sale that was not recorded, which the Company concluded was not material.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our independent auditors informed management and our Audit Committee that, taken together, the number of adjustments that were identified indicated the lack of an effective monitoring and oversight function during fiscal 2003, and concluded that this is a significant deficiency in the internal control structure of the Company, which they considered to be a material weakness under current auditing standards established by the American Institute of Certified Public Accountants.

These matters have been discussed among management, our independent auditors and our Audit Committee. We assigned the highest priority to the correction of this deficiency and have taken action to fully correct it. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels in order to strengthen the monitoring and oversight function and ensure proper accounting and reporting. As of the date we filed this report, we have taken the following corrective actions:

•	In August 2003, we hired a Vice President of Finance.

•	In October 2003, we engaged an independent consulting firm to assist the Company with compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In October 2003, we established the policy and practice that our Vice President of Finance prepare a memorandum that identified significant transactions which had occurred during the recent quarterly period, document appropriate accounting treatment and financial statement disclosure for such transactions, and distribute the memorandum to senior management, the independent auditors and the Audit Committee for review and concurrence.

•	In early November 2003, we commenced use of a new disclosure and control procedures checklist in connection with preparation of our financial statements and our periodic reports.

•	In November 2003, with the assistance of an independent consulting firm, we began the process of evaluating compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In December 2003, we hired a new staff accountant.

•	In January 2004, we hired an additional controller.

•	In February 2004, we hired an internal control analyst.

•	In February 2004, we established a practice that significant one-time transactions be reviewed and evaluated by both the Chief Financial Officer and the Vice President of Finance (or other appropriate senior accounting staff member) to determine appropriate accounting treatment and financial statement disclosure.

•	In April 2004, we hired a director of financial planning and analysis.

•	In connection with the preparation of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, the Company implemented a practice whereby the Company’s senior financial personnel increased communication with managers at operating sites with regard to the financial statement close process and disclosure matters.

We plan to continue to add additional qualified staff in our corporate finance department and ensure proper training of our staff as necessary.

Except as noted above, we have made no change in internal control over financial reporting during the first fiscal quarter of 2004 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Employment Separation Agreement dated November 2003 between Mark Weed and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A report on Form 8-K dated March 12, 2004 was furnished with the Commission pursuant to Item 12 of Form 8-K announcing fourth quarter and fiscal year 2003 operating results.

A report on Form 8-K dated January 2, 2004 was filed with the Commission pursuant to Items 2 and 7 of Form 8-K announcing the completion of the sale by Fisher Broadcasting – Portland Radio, LLC of its two Portland radio stations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated May 10, 2004	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Separation Agreement dated November 2003 between Mark Weed and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.