Form 10-Q
period 2004-06-30
FISHER COMMUNICATIONS INC
filed 2004-08-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number 0-22439

FISHER COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-0222175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Fourth Ave. N

Suite 510

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.25 par value, outstanding as of July 30, 2004: 8,618,781

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2004 and 2003	3

2.	Condensed Consolidated Balance Sheets: June 30, 2004 and December 31, 2003	4

3.	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2004 and 2003	5

4.	Condensed Consolidated Statements of Comprehensive Income: Three and six months ended June 30, 2004 and 2003	6

5.	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	31
Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on From 8-K	34

SIGNATURES		36
EXHIBIT INDEX		37

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003

(in thousands, except per-share amounts) (Unaudited)
Revenue	$71,266	$67,655	$40,374	$37,436
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $7,025, $7,130, $3,384 and $3,465, respectively)	33,579	35,112	18,520	19,876
Selling expenses	13,514	12,166	7,151	6,137
General and administrative expenses	17,976	21,040	8,797	10,745
Depreciation and amortization	8,315	7,931	4,104	3,854

	73,384	76,249	38,572	40,612

Income (loss) from operations	(2,118)	(8,594)	1,802	(3,176)
Net gain (loss) on derivative instruments	(10,545)	411	(1,373)	653
Other income, net	1,467	5,088	664	659
Interest expense, net	(5,767)	(6,212)	(2,643)	(2,643)

Loss from continuing operations before income taxes	(16,963)	(9,307)	(1,550)	(4,507)
Benefit for federal and state income taxes	(5,806)	(3,821)	(106)	(1,890)

Loss from continuing operations	(11,157)	(5,486)	(1,444)	(2,617)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations		45		(79)
Property management business		110		(334)
Georgia television stations	(132)	132		207
Portland radio stations		(652)		(305)
Media Services operations closed		(1,382)		(1,159)

Loss from discontinued operations, net of income taxes	(132)	(1,747)	—	(1,670)

Net loss	$(11,289)	$(7,233)	$(1,444)	$(4,287)

Loss per share:
From continuing operations	$(1.30)	$(0.64)	$(0.17)	$(0.31)
From discontinued operations	(0.01)	(0.20)		(0.19)

Net loss per share	$(1.31)	$(0.84)	$(0.17)	$(0.50)

Loss per share assuming dilution:
From continuing operations	$(1.30)	$(0.64)	$(0.17)	$(0.31)
From discontinued operations	(0.01)	(0.20)		(0.19)

Net loss per share assuming dilution	$(1.31)	$(0.84)	$(0.17)	$(0.50)

Weighted average shares outstanding	8,615	8,594	8,619	8,595

Weighted average shares outstanding assuming dilution	8,615	8,594	8,619	8,595

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2004	December 31 2003

(in thousands, except share and per share amounts) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,705	$12,996
Receivables	28,960	28,362
Income taxes receivable	4,131
Deferred income taxes	1,592	1,592
Prepaid expenses	3,927	3,951
Television and radio broadcast rights	3,373	6,624

Total current assets	52,688	53,525
Marketable securities, at market value	132,105	116,882
Cash value of life insurance and retirement deposits	14,707	14,694
Television and radio broadcast rights	3,636	4,120
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,849	2,824
Other	4,911	5,199
Property, plant and equipment, net	152,654	159,843

Total Assets	$403,148	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$46,512	$1,526
Trade accounts payable	2,130	3,684
Accrued payroll and related benefits	5,245	9,207
Television and radio broadcast rights payable	1,481	5,896
Income taxes payable		5,323
Other current liabilities	6,222	4,670

Total current liabilities	61,590	30,306
Long-term debt, net of current maturities	93,858	127,331
Accrued retirement benefits	19,555	18,693
Deferred income taxes	29,355	25,980
Derivative instruments	10,883	5,072
Other liabilities	1,017	1,499

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,618,781 in 2004 and 8,608,288 in 2003	10,773	10,760
Capital in excess of par	4,518	4,051
Deferred compensation	(1)	(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	85,206	75,312
Minimum pension liability	(2,223)	(2,223)
Retained earnings	88,617	99,906

Total Stockholders’ Equity	186,890	187,804

Total Liabilities and Stockholders’ Equity	$403,148	$396,685

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
	2004	2003

(in thousands) (Unaudited)
Cash flows from operating activities
Net loss	$(11,289)	$(7,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,315	9,452
Deferred income taxes	(1,953)	(5,116)
Amortization of deferred loan costs	334	569
Net gain (loss) on derivative instruments	10,545	(411)
Interest accrued on forward transaction	2,531	2,895
Gain on sale of marketable securities		(3,675)
Amortization of television and radio broadcast rights	8,906	10,156
Payments for television and radio broadcast rights	(9,625)	(10,047)
Gain on sale of real estate		(1,555)
Other	256	557
Change in operating assets and liabilities
Receivables	(889)	2,046
Prepaid expenses	24	(1,276)
Cash value of life insurance and retirement deposits	(13)	(89)
Other assets	510	1,377
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(6,196)	1,029
Income taxes receivable and payable	(9,454)	4,424
Accrued retirement benefits	862	(1,732)
Other liabilities	(444)	(1,062)

Net cash provided by (used in) operating activities	(7,580)	309

Cash flows from investing activities
Proceeds from collection of notes receivable		3,185
Proceeds from sale of marketable securities		5,169
Release of restricted cash		12,778
Purchase of radio station license		(467)
Purchase of property, plant and equipment	(1,355)	(5,794)

Net cash provided by (used in) investing activities	(1,355)	14,871

Cash flows from financing activities
Net payments under notes payable	(120)	(122)
Borrowings under borrowing agreements	11,000
Payments on borrowing agreements and mortgage loans	(1,898)	(28,258)
Payment to terminate forward transaction tranche	(2,500)
Payment of deferred loan costs	(265)	(465)
Proceeds from exercise of stock options	427	4

Net cash provided by (used in) financing activities	6,644	(28,841)

Net decrease in cash and cash equivalents	(2,291)	(13,661)
Cash and cash equivalents, beginning of period	12,996	23,515

Cash and cash equivalents, end of period	$10,705	$9,854

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003

(in thousands) (Unaudited)
Net loss	$(11,289)	$(7,233)	$(1,444)	$(4,287)

Other comprehensive income:
Unrealized gain on marketable securities	15,223	1,865	2,643	961
Effect of income taxes	(5,329)	(653)	(926)	(336)
Unrealized gain on marketable securities reclassified to operations		(3,114)
Effect of income taxes		1,090
Adjustment to minimum pension liability		630
Effect of income taxes		(220)

	9,894	(402)	1,717	625

Comprehensive income (loss)	$(1,395)	$(7,635)	$273	$(3,662)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The aforementioned real estate properties that were sold in October 2003, the sale of property management operations, and the sale of the Company’s Georgia television and Portland radio stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of “components of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flows of those components have been eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. The results of operations of these components are reported as discontinued operations in the accompanying financial statements. The prior-period results of operations for these components have been reclassified to conform to the 2004 presentation.

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

Financial information relating to the sale of the real estate subsidiary’s final two commercial office properties in October 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for discontinued real estate properties is summarized as follows (in thousands):

	Six months ended June 30	Three months ended June 30
	2003	2003
Revenue	$3,394	$1,601

Income from discontinued operations:
Discontinued operating activities	$433	$61
Income tax effect	(157)	(22)

	276	39
Interest allocation, net of income taxes	(231)	(118)

Net income from discontinued real estate properties	$45	$(79)

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

Financial information relating to the property management operations sold in December 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for the property management operations sold is summarized as follows (in thousands):

	Six months ended June 30	Three months ended June 30
	2003	2003
Revenue	$104	$2

Income from discontinued operations:
Discontinued operating activities	$(1,240)	$(594)
Other income, net	1,578	139

	338	(455)
Income tax effect	(228)	121

Net income from discontinued property management operations	$110	$(334)

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

Financial information relating to the sale of the Georgia television stations was initially reclassified to discontinued operations in the first quarter of 2003. Operational data for the Georgia television stations sold is summarized as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003

Revenue		$4,285		$2,225

Income (loss) from discontinued operations:
Discontinued operating activities	$(207)	$1,360		$896
Income tax effect	75	(475)		(312)

	$(132)	$885	—	584
Interest allocation, net of income taxes		(753)		(377)

Net loss from discontinued Georgia television stations	$(132)	$132	—	$207

The activity in the first six months of 2004 relates to an adjustment to the purchase price resulting from revision of estimates of working capital at the closing date. The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale.

Financial information relating to the sale of the Portland, Oregon radio stations was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the Portland radio stations sold is summarized as follows (in thousands):

	Six months ended June 30	Three months ended June 30
	2003	2003
Revenue	$2,443	$1,059

Loss from discontinued operations:
Discontinued operating activities	$(28)	$20
Income tax effect	10	$(8)

	(18)	12
Interest allocation, net of income taxes	(634)	(317)

Net loss from discontinued Portland radio stations	$(652)	$(305)

The interest allocation is based on $32,900,000 in net proceeds (after income taxes and closing costs) that was required to pay down debt as a result of the sale.

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company is required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at June 30, 2004 and December 31, 2003. The Company is participating in the State of Oregon Department of Environmental Quality’s Voluntary Cleanup Program and estimates that it will incur $300,000 in environmental consulting and other expenses to meet the requirements of the sale agreement, which amount was accrued as of December 31, 2003 and was charged against the gain on sale (which is included in discontinued operations). The Company currently estimates that its plan to address this issue can be substantially completed by the end of 2004, though that estimate is subject to various factors outside of the Company’s control. Under the agreement, if the Company incurs costs in excess of $380,000, the Company is reimbursed from the amount withheld. The Company is not able to estimate a range of loss that could occur if its current plan is not successful; however, after the amount withheld has been expended, the sale agreement limits the Company’s overall indemnification obligation to no more than $5 million.

Financial information relating to the media business closed was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the media businesses closed is summarized as follows (in thousands):

	Six months ended June 30	Three months ended June 30
	2003	2003
Revenue	$1,557	$261

Loss from discontinued operations:
Discontinued operating activities	$(1,930)	$(1,608)
Income tax effect	548	449

Net loss from discontinued media businesses	$(1,382)	$(1,159)

3.	Derivative Instruments

On March 21, 2002, the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of December 31, 2003, the Company’s obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations.

On April 28, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, of which $2.1 million had been recognized as a derivative instrument liability as of March 31, 2004. The remaining $436,000 was recognized as a loss on termination in the second quarter of 2004 and is included within net gain (loss) on derivative instruments in the accompanying Condensed Consolidated Statement of Operations. In addition, the Company recognized $212,000 in interest expense to write-off the remaining unamortized expenses related to the terminated tranche. As a result of this termination, the latest maturity under the Forward Transaction is October 10, 2006, the maximum amount available for borrowing under the Forward Transaction has been reduced by approximately $3,500,000, and the number of shares of Safeco Corporation common stock owned by the Company which are collateral for the Forward Transaction was reduced from 3.0 million shares to 2.6 million shares.

As of June 30, 2004, the Company had borrowed $54.9 million (excluding accrued interest) and had approximately $11.6 million available to borrow under the Forward Transaction. Proceeds from the Forward Transaction were used to repay prior debt, to finance construction of the Fisher Plaza project, and for general corporate purposes. The Forward Transaction matures in four separate six-month intervals beginning March 15, 2005 through October 10, 2006. The amount due at each maturity date is determined based on the market value of Safeco common stock on such maturity date. Although the Company has the option of settling the amount due in cash or by delivery of shares of Safeco common stock, the Company currently intends to settle in cash rather than by delivery of shares. The Company may prepay amounts due in connection with the Forward Transaction. During the term of the Forward Transaction, the Company will continue to receive dividends paid by Safeco; however, any increase in the dividend amount above the rate as of the date of the Forward Transaction must be paid to the financial institution that is a party to the Forward Transaction. At June 30, 2004, the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $14,023,000, compared to a liability of $5,072,000 as of December 31, 2003. In the first six months of 2004, the Company recognized a loss on derivative instruments totaling $11.5 million relating to the Forward Transaction . As of June 30, 2004, $3,140,000 of the total derivative instruments liability is classified within other current liabilities. The Forward Transaction does not specify an interest rate; rather, amounts are borrowed at a discount, and the discount is amortized as interest expense over the life of the loan.

In March 2002, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast borrowing facility. The swap expired in March 2004; therefore, the interest rate on those borrowings is no longer at a fixed rate. At December 31, 2003, the swap had a fair market value resulting in a liability of $907,000; because the swap expired in the first quarter of 2004, a gain of $907,000 is included in net gain (loss) on derivative instruments in the accompanying Condensed Consolidated Statement of Operations. The interest rate swap liability is included in other current liabilities as of December 31, 2003.

4.	Television and Radio Broadcast Rights and Other Broadcast Commitments

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

At June 30, 2004, the Company had commitments under license agreements amounting to $69,648,000 for future rights to broadcast television and radio programs through 2010, and $9,412,000 in related fees. As these programs will not be available for broadcast until after June 30, 2004, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement and combined with a separate joint sales agreement in the Company’s regional radio group, the broadcasting subsidiary has commitments for monthly payments totaling $10,526,000 through 2008.

5.	Retirement Benefits

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

The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans in 2003 is as follows (in thousands):

	Six months ended June 30	Three months ended June 30
	2003	2003
Service cost	$30	$15
Settlement	634	207

Net periodic pension cost	$664	$222

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

The net periodic pension cost for the Company’s supplemental retirement plan is as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Service cost	$146	$270	$73	$135
Interest cost	548	622	274	311
Amortization of transition asset	52	44	26	22
Amortization of loss	106	146	53	73

Net periodic pension cost	$852	$1,082	$426	$541

Assumptions used to determine net periodic pension costs are as follows:

	2004	2003
Discount Rate	6.25%	6.75%
Rate of Compensation increase	3.00%	4.50%

During the second quarter of 2004, the Company entered into an early retirement agreement with its former Chief Financial Officer. The agreement provided certain benefits as of July 9, 2004, the effective date of the officer’s termination of employment. Such benefits included early payment of his pension benefits under the Company’s supplemental retirement plan in monthly installments starting on August 1, 2004. The Company accounted for the early termination of this officer following the provisions of SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” which resulted in the recognition of a liability and a loss of $471,000 in the second quarter of 2004.

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

The weighted average number of shares outstanding for the six months ended June 30, 2004 was 8,615,341. The dilutive effect of 60 restricted stock rights and options to purchase 488,830 shares are excluded for the six month and three-month periods ended June 30, 2004, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the six months ended June 30, 2003 was 8,594,479. The dilutive effect of 460 restricted stock rights and options to purchase 494,163 shares are excluded for the six month and three-month periods ended June 30, 2003, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003

Net loss, as reported	$(11,289)	$(7,233)	$(1,444)	$(4,287)
Add stock-based employee compensation expense included in net loss as reported	28		28
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(685)	(388)	(353)	(240)

Adjusted net loss	$(11,946)	$(7,621)	$(1,769)	$(4,527)

Loss per share:
As reported	$(1.31)	$(0.84)	$(0.17)	$(0.50)
Adjusted	$(1.39)	$(0.89)	$(0.21)	$(0.53)
Loss per share assuming dilution:
As reported	$(1.31)	$(0.84)	$(0.17)	$(0.50)
Adjusted	$(1.39)	$(0.89)	$(0.21)	$(0.53)

The early retirement agreement between the Company and its former Chief Financial Officer described in Note 5 provided for an acceleration of vesting of all unvested stock options held by the executive as of his retirement date. The Company also agreed to extend the post-termination exercise period for his stock options. The Company accounted for the modification under the provisions of APB Opinion No. 25 and related interpretations.

8.	Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

The Company formerly reported financial data for a remaining “all other” category. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as Fisher Media Services Company’s corporate expenses, were included in this “all other” category. Beginning in the first quarter of 2004, the Company began reporting the operations of Fisher Pathways, Inc., in the television reportable segment, consistent with changes in the financial and operational oversight of those operations. Also beginning in the first quarter of 2004, the Company began reporting Fisher Media Services Company’s corporate expenses in the Fisher Plaza reportable segment, consistent with that entity’s sole operational focus and the fact that management evaluates the operations of these activities together. Prior-period segmental data has been revised to conform to the 2004 presentation.

Revenue for each reportable segment is as follows (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Television	$46,106	$43,256	$24,372	$22,779
Radio	23,225	20,961	15,156	13,727
Fisher Plaza	1,977	3,441	880	932
Corporate and eliminations	(42)	(3)	(34)	(2)

Continuing operations	71,266	67,655	40,374	37,436
Discontinued operations		11,783		5,148

	$71,266	$79,438	$40,374	$42,584

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):
	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Television	$5,541	$1,523	$4,334	$2,034
Radio	698	(1,649)	1,496	293
Fisher Plaza	(1,757)	516	(1,087)	(602)
Corporate and eliminations	(15,678)	(3,485)	(3,650)	(3,589)

Total segment income (loss) from continuing operations before interest and income taxes	(11,196)	(3,095)	1,093	(1,864)
Discontinued operations	(207)	1,585		(326)

	$(11,403)	$(1,510)	$1,093	$(1,538)

The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Total segment income (loss) from continuing operations before interest and income taxes	$(11,196)	$(3,095)	$1,093	$(1,864)
Interest expense	(5,767)	(6,212)	(2,643)	(2,643)

Consolidated loss from continuing operations before income taxes	$(16,963)	$(9,307)	$(1,550)	$(4,507)

Identifiable assets for each reportable segment are as follows (in thousands):

Total assets	June 30 2004	December 31 2003

Television	$83,266	$96,921
Radio	48,101	44,098
Fisher Plaza	122,236	125,319
Corporate and eliminations	149,545	130,347

Continuing operations	$403,148	$396,685

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

9.	Income Taxes

During the three months ended June 30, 2004, the Company revised its valuation allowance for state deferred tax assets and recognized an increased valuation allowance of $377,000. The revision had the effect of substantially lowering the benefit for federal and state income taxes presented in the accompanying Condensed Consolidated Statements of Operations, with a correspondingly lower effective tax rate for the quarter ended June 30, 2004.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as ‘aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”,” our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three- and six-month periods ended June 30, 2004, compared with the corresponding periods in 2003.

We are an integrated media company. We operate two businesses: TV and radio broadcasting and media services. We own and operate nine network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a tenth television station. Our television and radio stations are located in Washington, Oregon, Idaho, and Montana. Within our media services business, we own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices, our Seattle television and radio stations, and a variety of companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance and financial services company.

Our broadcasting operations receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates; this political spending typically is heaviest during the fourth quarter.

Our television revenues are significantly affected by network affiliation, and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our television revenues, are affiliated with ABC, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with CBS. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased overall revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional and other costs, as we seek to elevate the position of our Seattle radio operations in the Seattle market. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first quarter of 2004 is less than the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market, and we expect that these investments will lead to improved operating performance for our Seattle radio stations. Nevertheless, the success of this programming is dependent on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team.

In addition to our broadcasting operations, we own and operate Fisher Plaza and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000 and the second phase of the project was opened for occupancy in the summer of 2003. As of June 30, 2004, approximately 82% of Fisher Plaza was occupied or committed for occupancy, 41% of which was occupied by Fisher entities; compared to 70% occupied or committed for occupancy at December 31, 2003. Revenues and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the recoverability of goodwill and other intangible assets, the value of derivative instruments and television and radio broadcast rights, the cost of pension programs, the amount of tax accruals and the amount of the allowance for doubtful accounts. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.

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

CONSOLIDATED RESULTS OF OPERATIONS

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of our nine network-affiliated wholly owned television stations, and a tenth television station 50% owned by us. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza.

We formerly reported financial data for a remaining “all other” category. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as Fisher Media Services Company’s corporate expenses, were included in this “all other” category. Beginning in the first quarter of 2004, we began reporting the operations of Fisher Pathways, Inc., in the television reportable segment, consistent with changes in the financial and operational oversight of those operations. Also beginning in the first quarter of 2004, we began reporting Fisher Media Services Company’s corporate expenses in the Fisher Plaza reportable segment, consistent with that entity’s sole operational focus. Prior-period segmental data has been revised to conform to the 2004 presentation.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Six months Ended June 30,		Variance		Three months Ended June 30,		Variance
	2004	2003	$	%	2004	2003	$	%
(dollars in thousands) (Unaudited)
Revenue
Television	$46,106	$43,256	$2,850	7%	$24,372	$22,779	$1,593	7%
Radio	23,225	20,961	2,264	11%	15,156	13,727	1,429	10%
Fisher Plaza	1,977	3,441	(1,464)	-43%	880	932	(52)	-6%
Corporate and eliminations	(42)	(3)	(39)		(34)	(2)	(32)

Consolidated	71,266	67,655	3,611	5%	40,374	37,436	2,938	8%
Cost of services sold
Television	21,120	22,139	(1,019)	-5%	10,267	11,115	(848)	-8%
Radio	10,821	11,708	(887)	-8%	7,417	8,014	(597)	-7%
Fisher Plaza	804	969	(165)	-17%	438	596	(158)	-27%
Corporate and eliminations	834	296	538		398	151	247

Consolidated	33,579	35,112	(1,533)	-4%	18,520	19,876	(1,356)	-7%
Selling expenses
Television	5,749	5,445	304	6%	2,861	2,738	123	4%
Radio	7,251	6,498	753	12%	3,992	3,296	696	21%
Fisher Plaza	514	223	291	130%	298	103	195	189%

Consolidated	13,514	12,166	1,348	11%	7,151	6,137	1,014	17%
General and administrative expenses
Television	8,894	9,303	(409)	-4%	4,194	4,579	(385)	-8%
Radio	3,999	4,176	(177)	-4%	1,950	2,048	(98)	-5%
Fisher Plaza	532	591	(59)	-10%	232	308	(76)	-25%
Corporate and eliminations	4,551	6,970	(2,419)	-35%	2,421	3,810	(1,389)	-36%

Consolidated	17,976	21,040	(3,064)	-15%	8,797	10,745	(1,948)	-18%
Depreciation and amortization
Television	5,556	5,957	(401)	-7%	2,704	2,924	(220)	-8%
Radio	768	723	45	6%	364	354	10	3%
Fisher Plaza	1,906	1,152	754	65%	1,003	526	477	91%
Corporate and eliminations	85	99	(14)	-14%	33	50	(17)	-34%

Consolidated	8,315	7,931	384	5%	4,104	3,854	250	6%
Income (loss) from operations
Television	4,787	412	4,375		4,346	1,423	2,923
Radio	386	(2,144)	2,530		1,433	15	1,418
Fisher Plaza	(1,779)	506	(2,285)		(1,091)	(601)	(490)
Corporate and eliminations	(5,512)	(7,368)	1,856		(2,886)	(4,013)	1,127

Consolidated	(2,118)	(8,594)	6,476		1,802	(3,176)	4,978
Net gain (loss) on derivative instruments	(10,545)	411	(10,956)		(1,373)	653	(2,026)
Other income, net	1,467	5,088	(3,621)		664	659	5
Interest expense, net	(5,767)	(6,212)	445		(2,643)	(2,643)	—

Loss from continuing operations before income taxes	(16,963)	(9,307)	(7,656)		(1,550)	(4,507)	2,957
Benefit for federal and state income taxes	(5,806)	(3,821)	(1,985)		(106)	(1,890)	1,784

Loss from continuing operations	(11,157)	(5,486)	(5,671)		(1,444)	(2,617)	1,173
Loss from discontinued operations, net of income taxes	(132)	(1,747)	1,615		—	(1,670)	1,670

Net loss	$(11,289)	$(7,233)	$(4,056)		$(1,444)	$(4,287)	$2,843

Comparison of Fiscal Six and Three-Month Periods Ended June 30, 2004, and June 30, 2003

Revenue

Each of our television broadcasting groups reported increased revenues in the first six months of 2004, as compared to the same period of 2003. These increases were primarily attributable to higher political advertising, since 2004 is a national election year. The overall increase was also due to increased local advertising revenue in the first six months of 2004, as compared to the first six months of 2003, as we have focused significant efforts on improving our local advertising success. The overall increase in revenue was offset, in part, by decreased national non-political advertising at our ABC-affiliated stations.

Our Seattle and Portland total revenues increased 3.6% and 9.9%, respectively, in the second quarter of 2004, as compared to the second quarter of 2003. Revenue from our remaining television stations increased by 13.2% in the second quarter of 2004, as compared to the second quarter of 2003. These increases were primarily attributable to higher political advertising.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle television market increased 7.9% in the first six months of 2004, as compared to the same period of 2003, and total spot revenue for the overall Portland television market increased 12.0% over these same periods.

Revenue at our Seattle and Portland television stations experienced spot revenue increases of 3.4% and 8.7%, respectively, in the first half of 2004, as compared to the first half of 2003. Spot revenue consists of local advertising, which is sold by a station’s staff directly to local accounts as well as national advertising sold through third-party agencies. We believe that the weak performance of ABC programming contributes to lower-than-market performance at these stations. Our Seattle and Portland total revenues increased 4.9% and 7.7%, respectively, in the first six months of 2004, as compared to the first six months of 2003, due primarily to increased political advertising. Revenue from our remaining television stations increased by 13.7% in the first half of 2004, as compared to the first half of 2003.

Our radio operations showed strong revenue growth in the first six months of 2004, compared to the first six months of 2003, primarily as a result of KOMO AM’s improved performance in the Seattle market. Excluding revenues specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenues increased 78% in the first half of 2004, compared to the first half of 2003. We attribute the increase to the synergistic effect of the Seattle Mariners programming, as well as the conversion of KOMO AM to an all-news format in September 2002. Miller Kaplan (which excludes sports programming) reported that radio revenues, for the Seattle market grew 2.1% during the first six months of 2004, as compared to the same period of 2003. Total Seattle Radio revenue increased 11.6% in the first six months of 2004, as compared to the first six months of 2003. Revenue from our Seattle Radio operations comprised approximately 75% of our total radio revenue in the six months ended June 30, 2004.

In the second quarter of 2004, as compared to the second quarter of 2003, total Seattle Radio revenue increased 9.8%. Again, we attribute the increase primarily to the synergistic effect of the Seattle Mariners programming, as well as our converting KOMO AM to an all-news format in September 2002.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The decrease in revenue in the first six months of 2004, as compared to the first six months of 2003, was due to a significant penalty paid by a tenant during the first quarter of 2003 for early termination of a lease.

The slight decrease in revenue in the second quarter of 2004, as compared to the same quarter of 2003, was due primarily to slightly lower lease renewal rates granted to a particular tenant over a longer lease term. The Seattle-area commercial real estate market continues to be soft, which may delay our ability to reach full occupancy at Fisher Plaza.

Cost of services sold

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The decrease in the television segment cost of services sold in the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, was primarily the result of lower programming and syndication costs. The decrease was offset somewhat by increased news department expenses. Programming expenses in the television segment are expected to increase in the fall of 2004 as a result of expected new programming, including the addition of the Jane Pauley Show, to be added on certain of our television stations.

Lower cost of services sold at our radio segment in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, were primarily attributable to timing differences relating to expensing of Mariners baseball broadcast rights (with amortization based on proportional revenue as a percentage of total projected baseball season revenue) as well as lower programming costs due to a change in syndicated programming at KVI AM in Seattle.

The decrease in cost of services sold at Fisher Plaza in the three months and six months ended June 30, 2004, as compared to the same 2003 periods, was primarily attributable to higher tenant occupancy, thereby providing for overall higher reimbursement of operating costs.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments; for example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these expenses as a reduction of cost of services sold. The increases in the second quarter and first half of 2004, as compared to the second quarter and first half of 2003, were due primarily to intersegment facilities-related expenses.

Selling expenses

The increases in selling expenses in the television and radio segments in the six month period ended June 30, 2004, as compared to the same six months of 2003, were due primarily to increased sales commissions on higher revenue levels. The increases in selling expenses in the television and radio segments in the three-month period ended June 30, 2004, as compared to the three-month period ended June 30, 2003, were due primarily to increased promotions as well as increased sales commissions on higher revenue levels.

Increased selling expenses at Fisher Plaza for the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, were due primarily to greater 2004 efforts to market Fisher Plaza, including the second phase of the facility which was first available for occupancy in the summer of 2003.

General and administrative expenses

The television and radio segments had lower general and administrative expenses in the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, due primarily to cost control measures that included the suspension of our 401(k) plan matching contributions. These savings were offset somewhat in the first quarter of 2004 as a result of employee termination expenses totaling approximately $510,000. In the first quarter of 2004, as a result of operational decisions and cost control measures, we terminated the employment of 23 people in our broadcast operations. We anticipate annual savings among various operating categories of approximately $1.5 million from this action.

The corporate group incurred lower expenses in the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, primarily as a result of reduced retention accruals, the absence of certain pension-related expenses that were recognized in the first half of 2003 in connection with a pension plan settled in the first quarter of 2003, a three-year charitable contribution commitment that resulted in a quarterly expense of $250,000 that concluded in 2003, as well as lower legal expenses. These decreases were offset in part by costs associated with additional finance and accounting personnel, as well as consulting and professional fees relating to increased regulatory requirements under the Sarbanes-Oxley Act of 2002. We expect to see higher corporate general and administrative expenses in the remainder of 2004, due in large part to increasing costs related to compliance with the Sarbanes-Oxley Act. In addition, in the second quarter of 2004, we recognized expenses totaling $471,000 relating to the early retirement of the Company’s former Chief Financial Officer.

Depreciation

Depreciation for the television segment declined in the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, as a result of generally reduced capital spending over the past few years.

The increase in depreciation in the Fisher Plaza segment in the three- and six-month periods ended June 30, 2004, as compared to the same periods of 2003, was primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service.

Net gain (loss) on derivative instruments

On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of December 31, 2003, our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction is considered a derivative and, as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. The value of the Forward Transaction can change significantly, based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

On April 28, 2004, we terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million which consisted of losses recorded in previous periods of $2.1 million and an additional loss of $436,000 recorded in the quarter ended June 30, 2004. As a result of this termination, the latest maturity under the Forward Transaction is October 10, 2006, the maximum amount available for borrowing under the Forward Transaction has been reduced by approximately $3.5 million, and the number of shares of Safeco Corporation common stock owned by the Company which are collateral for the Forward Transaction was reduced from 3.0 million to 2.6 million shares.

In connection with borrowings for our broadcasting operations, the broadcasting subsidiary entered into an interest rate swap agreement (the “Swap Agreement”) in March 2002, fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under these borrowings. The change in value of the Swap Agreement was recorded in the statement of operations. The interest rate swap expired in March 2004; therefore, the interest rate on these borrowings is no longer at a fixed rate.

Net loss on derivative instruments in the six-month period ended June 30, 2004 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $11.4 million, offset in part by a gain from changes in fair value of the Swap Agreement amounting to $907,000. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the six-month period ended June 30, 2004. The Company recorded a $15.2 million pre-tax increase in value of its marketable securities during the six-month period ended June 30, 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Net gain on derivative instruments in the six-month period ended June 30, 2003 included losses resulting from changes in fair value of the Forward Transaction amounting to $1.1 million, and gain from changes in fair value of the Swap Agreement amounting to $1.5 million.

Net loss on derivative instruments in the second quarter of 2004 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $1.4 million. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the second quarter of 2004. The Company recorded a $2.6 million pre-tax increase in value of its marketable securities during the second quarter of 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Net gain on derivative instruments in the second quarter of 2003 included a gain from changes in fair value of the Swap Agreement amounting to $857,000 and losses resulting from changes in fair value of the Forward Transaction amounting to $204,000.

Other income, net

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decrease in the first six months of 2004, in comparison to the first six months of 2003, was due primarily to gains on the sales of marketable securities amounting to $3.7 million in the first quarter of 2003.

Interest expense

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense in the first and second quarters of 2003 relating to debt that was required to be repaid from the net proceeds from certain sales has been reclassified to discontinued operations.

The provision (benefit) for federal and state income taxes

The provision (benefit) for federal and state income taxes varies directly with pre-tax income. The effective tax rate generally varies from the statutory rate primarily due to a deduction for dividends received, offset by the impact of state income taxes. In the three- and six-month periods ended June 30, 2004, the tax rate included the effect of a revision of $377,000 in our valuation allowances established for state deferred tax assets. The revision had the effect of substantially lowering the benefit for federal and state income taxes presented in the Condensed Consolidated Statements of Operations, and decreased the effective tax rate by 24.3% and 2.2% in the three and six months ended June 30, 2004, respectively.

Other comprehensive income (loss)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities, unrealized gain on marketable securities reclassified to operations, and adjustments to reflect minimum pension liabilities.

During the six-month period ended June 30, 2004, the value of the marketable securities increased $9.9 million, net of tax. As of June 30, 2004, marketable securities consisted of 3.0 million shares of Safeco Corporation. The per-share market price of Safeco Corporation common stock was $44.00 at June 30, 2004, and $38.93 at December 31, 2003.

During the six-month period ended June 30, 2003, the value of the marketable securities increased $1.2 million, net of tax. As of June 30, 2003, marketable securities consisted of 3.0 million shares of Safeco Corporation. The per-share market price of Safeco Corporation common stock was $35.29 at June 30, 2003, and $34.67 at December 31, 2002. In the first quarter of 2003, we reclassified $2.0 million after-tax gain to operations upon the sale of certain marketable securities. During the first quarter of 2003, we also recorded changes in our additional minimum pension liability amounting to $410,000, net of income taxes, in connection with one of our defined benefit pension plans that was settled in 2003.

Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

Liquidity and Capital Resources

As of June 30, 2004, we presented $45.1 million of long-term debt as current liabilities because these amounts are due in the first quarter of 2005; therefore, we had negative working capital of $8,902,000 as of June 30, 2004. We intend to refinance our debt scheduled to mature in 2005 prior to its maturity date. However, there is no assurance that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements. Our current assets as of the end of the quarter included cash and cash equivalents totalling $10,705,000. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we will consider using available credit facilities to fund significant development activities. As of June 30, 2004, approximately $30,100,000 was available under existing credit facilities.

Net cash used in operating activities during the six months ended June 30, 2004 was $7.6 million, compared to cash provided by operations of $309,000 in the six months ended June 30, 2003. Net cash used in operating activities consists of our net income or loss, increased by non-cash expenses such as depreciation and amortization, net (gain) loss on derivative instruments, and adjusted by changes in operating assets and liabilities. In the first six months of 2004, we made significant tax payments relating to our gains on sale transactions in 2003; these payments represented a significant portion of the cash used in operating activities during the six-month period ended June 30, 2004 and a key reason for the increase in borrowings during the period. Net cash used in investing activities during the period was $1.4 million, to purchase property, plant and equipment. In the six-month period ended June 30, 2003, we purchased $5.8 million of property, plant and equipment and purchased a radio station license for $467,000; we also received $3.2 million from the collection of notes receivable, received $5.2 million in proceeds from the sale of marketable securities, and had $12.8 million cash relating to the Fisher Plaza project become unrestricted. Broadcasting is a capital-intensive business; however, we have no significant commitments or plans for the purchase of capital items.

Net cash provided by financing activities in the six months ended June 30, 2004 was $6.6 million, comprised primarily of $11.0 million in borrowings under our credit facilities and reduced primarily by payments on borrowing agreements and a $2.5 million payment to terminate one tranche of the Forward Transaction. Net cash used by financing activities in the six months ended June 30, 2003 was $28.8 million, consisting primarily of $28.3 million in payments under our borrowing agreements.

We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing.

As of June 30, 2004, the following table presents our contractual obligations (in thousands):

12 Months Ending June 30	Debt Maturities	Broadcast Rights	Other Obligations	Lease Obligations	Total
2005	$46,512	$23,883	$4,757	$1,025	$76,177
2006	19,795	19,332	4,975	873	44,975
2007	26,801	15,992	5,208	400	48,401
2008	800	11,742	3,846	238	16,626
2009	800	226	1,151	138	2,315
Thereafter	45,662	5		11	45,678

	$140,370	$71,180	$19,937	$2,685	$234,172

Commitments for broadcasting rights consist of $1.5 million recorded in the Condensed Consolidated Balance Sheet as television and radio broadcast rights payable as of June 30, 2004 and $69.7 million for future rights to broadcast television and radio programs. Other obligations consist of $9.4 million in fees relating to future rights to broadcast television and radio programs and $10.5 million for commitments under joint sales agreements.

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

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is sales of advertising. Our ability to sell advertising depends on:

•	the health of the national economy, and particularly the economy of the Northwest region and Seattle, Washington and Portland, Oregon;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television and radio and the Internet;

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders; and

•	other factors that may be beyond our control.

A decrease in advertising revenue from an adverse change in any of the above factors could negatively affect our operating results and financial condition.

In addition, our results are subject to seasonal fluctuations, which typically result in second and fourth quarter broadcasting revenue being greater than first and third quarter broadcast revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenues from political advertising are typically higher in election years.

We have incurred losses in the past. We cannot assure you that we will be able to achieve profitability.

We incurred loss from continuing operations of $11.2 million for the six months ended June 30, 2004. In the full fiscal year 2003, we had a loss from continuing operations of $14.8 million and in fiscal years 2002 and 2001 we incurred operating losses from continuing operations of $7.5 million and $1.4 million, respectively. Although we have committed resources to (1) streamline our broadcast operations and control expenses and (2) increase our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.

Our indebtedness could materially and adversely affect our business

Our indebtedness could have a material adverse effect on our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general business purposes;

•	reduce the funds available to purchase the rights to television and radio programs;

•	limit our flexibility in planning for, or reacting to, changes in our industries, making us more vulnerable to economic downturns; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

If our indebtedness affects our operations in these ways, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. If we incur additional debt in the future, the related risks could intensify.

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

In addition, our debt instruments contain covenants that require us to maintain certain financial ratios. If we are unable to generate sufficient revenue and are unable to reduce expenses we may be deemed in breach these covenants, which could result in an acceleration of our debt. We cannot assure you that we would have sufficient cash to meet our debt obligations if they were to become immediately payable.

Our operating results are dependent on the success of programming aired by our television and radio stations.

Our advertising revenues are substantially dependent on the success of our network programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. For example, our Seattle and Portland television stations, which account for approximately 75% of our television broadcasting revenue, are affiliated with the ABC Television Network, with the remainder of our television stations affiliated with CBS Television Network. Popularity of programming on ABC has declined significantly in the last few years and currently lags behind other networks. This has contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, a decline in performance by CBS or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC that expire on September 1, 2004. For 2003, approximately 75% of our television broadcasting revenues (and approximately 50% of our total revenues) were derived from our ABC affiliated stations. We are currently pursuing renewal of our ABC affiliation agreements. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

Our auditors identified a material weakness in our internal controls. If we fail to discover and address any other material weaknesses in our internal controls, or if the modifications and changes to our internal controls fail to eliminate this material weakness, we may not be able to report reliable financial information.

During 2003, our independent auditors reported to our audit committee certain matters involving internal controls that our independent auditors considered to be reportable conditions. These matters related to (1) the failure to recognize and record pension obligations and settlement losses in a timely manner and (2) the misclassification of certain proceeds from the sale of securities and collection on an installment note as cash flows from operating activities, which were subsequently reclassified as cash flows from investing activities. Also, with respect to 2003, our independent auditors observed additional adjustments to our financial statements relating to (1) certain out-of-period adjustments made between quarters in the amounts, net of taxes, of $76,000, $73,000 and $143,000, which the Company concluded were not material, (2) an adjustment relating to a property sale amounting to $74,000, which the Company concluded was not material, and (3) a write-down of deferred financing costs in the amount of $2,204,000 ($1,404,000 net of income taxes) relating to the payment of our debt in the fourth quarter of 2003 that was identified by our independent auditors prior to the issuance of our financial statements for fiscal 2003 but which had not been previously identified by us.

In connection with the audit of our financial statements for fiscal 2003, our independent auditors informed management and our audit committee that, taken together, the number of adjustments that were identified indicate the lack of an effective monitoring and oversight function during fiscal 2003, and concluded that this was a significant deficiency in our internal control structure, which they considered to be a material weakness under the then current accounting standards.

We have taken actions to correct this material weakness. In particular, we have, among other things: (1) increased our finance staff; (2) begun the process of evaluating compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related rules; (3) commenced the use of a new disclosure and control procedure checklist in connection with preparation of our financial statements and periodic reports; and (4) established a practice regarding review and evaluation of significant one-time transactions.

We cannot assure you that the actions we have taken to correct the material weakness identified by our independent auditors will prevent the deficiency that resulted in the material weakness from recurring in the future, and the failure to do so could prevent us from reporting reliable financial information. In addition, our failure to discover and address, effectively and on a timely basis, any other material weakness in our internal controls could negatively impact our financial reporting and our business. The additional finance and accounting staff we hired will need to familiarize themselves with our company and the broadcasting industry. In addition, we may not be able to hire additional finance personnel or replace current personnel due to a variety of factors, including, but not limited to, a general shortage of workers who have the accounting background that meets our needs. We expect to experience higher than anticipated operating expenses and outside auditor fees as a result of the implementation of these changes and thereafter.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we will be required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our auditors will be required to attest to and report on, management’s assessment. To issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. There can be no assurance, however, that we will be able to complete the work necessary for our management to issue its report in a timely manner or that management or our auditors will conclude that our internal controls are effective.

Because our cost of services are relatively fixed, a downturn in the economy would harm our operations, revenue, cash flow and earnings.

Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results during 2002 and 2003 were adversely impacted by a soft economy, and weak economic conditions in these markets would harm our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, a downturn in the national economy has resulted and may continue to result in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

Radio and television programming revenue may be negatively affected by the cancellation of syndication agreements.

Syndication agreements are licenses to broadcast programs that are produced by production companies. Such programming can form a significant component of a station’s programming schedule. Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. The syndicator for several of our talk radio programs has acquired radio stations in the Seattle market and competes with our Seattle radio stations. We cannot assure you that we will continue to be able to acquire rights to such programs once our current contracts for these programs expire.

A write-down of goodwill would harm our operating results.

Approximately $38 million, or 10% of our total assets as of June 30, 2004, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, in 2002 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with SFAS 142.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

The September 11, 2001 terrorist attacks and the war in Iraq caused regularly scheduled programming to be pre-empted by commercial-free network news coverage of these events, which resulted in lost advertising revenues. In the future, we may again experience a loss of advertising revenue and incur additional broadcasting expenses in the event there is a terrorist attack against the United States or if the United States engages in foreign hostilities. As a result, advertising may not be aired, and the revenue for the advertising on such days will be lost, adversely affecting our results of operations for the period in which this occurs. In addition, there can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such pre-emption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could harm our results of operations.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

Our television and radio stations face intense competition from:

•	local network affiliates and independent stations;

•	cable, direct broadcast satellite and alternative methods of broadcasting brought about by technological advances and innovations, such as pay-per-view and home video and entertainment systems; and

•	other sources of news, information and entertainment, such as streaming video broadcasts over the Internet, newspapers, movie theaters and live sporting events.

In addition to competing with other media outlets for audience share, we also compete for advertising revenues that comprise our primary source of revenues. Our stations compete for such advertising revenues with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems.

The results of our operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have, or may in the future obtain, greater resources, our ability to compete successfully in our broadcasting markets may be impeded.

Changes in FCC regulations regarding ownership have increased the uncertainty surrounding the competitive position of our stations in the markets we serve.

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules were stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed adequately to support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its stay of the effectiveness of those rules. Barring a successful appeal to the U.S. Supreme Court, the FCC will review the matter and issue a revised order, which will then be subject to further review on appeal. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified or repealed in their entirety.

Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

We expect that the consolidation of ownership of broadcasting and newspapers in the hands of a smaller number of competitors would intensify the competition in our markets.

The FCC’s extensive regulation of the broadcasting industry limits our ability to own and operate television and radio stations and other media outlets.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Our FCC licenses expire in 2005, 2006 and 2007. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the maximum eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes to an entity interests held by, among others, such entity’s officers, directors, certain stockholders, and in some circumstances, lenders, for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

We may lose audience share and advertising revenue if we are unable to reach agreement with cable companies regarding the retransmission of signals of our television stations.

On October 1, 2002, each of our television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2003 through December 31, 2005. Stations electing must-carry may require carriage of their signal on certain channels on cable systems within its market, whereas cable companies are prohibited from carrying the signals of stations electing retransmission consent unless an agreement between the station and the cable provider has been negotiated. We elected retransmission consent status with respect to a number of key cable systems. We have executed retransmission consent agreements with all cable systems that we believe are material to the overall viewership of our stations. We cannot assure you that we will be able to reach such agreements for periods commencing after December 31, 2005. Failure to do so may harm our business.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including our chief executive officer and other executive officers. We generally do not enter into employment agreements with our key executive officers. We also employ several on-air personalities who have significant loyal audiences in their respective markets. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results.

A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A fluctuation in the price of the common stock of Safeco Corporation will affect our income statement and our settlement obligation under our existing forward sales transaction.

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at June 30, 2004, represented 33% of our assets and provided $2.2 million and $1.1 million in dividend income for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, Safeco Corporation reduced its quarterly dividend from $0.37 to $0.185 per share.

As of June 30, 2004, 2.6 million shares of Safeco Corporation common stock owned by us were pledged as collateral under a variable forward sales transaction with a financial institution. A portion of the forward sales transaction is considered a derivative security and, as such, we periodically measure its fair value and record changes in fair value as a non-cash charge or a non-cash gain on our income statement. The price of Safeco Corporation common stock affects the fair value of the forward sales transaction.

Until such time as the forward sales transaction is settled, an increase in the price of the common stock of Safeco Corporation will increase our settlement obligation under the forward sales transaction.

We may be required to make additional unanticipated investments in HDTV technology, which could harm our ability to fund other operations or repay debt.

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (“HDTV”), our stations in smaller markets do not, because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. These special temporary authorizations must be renewed every six months, and there is no assurance that the FCC will continue to extend these authorizations. If the FCC does not extend the authorizations for Fisher’s smaller stations, then we may be required to make additional investments in digital broadcasting to maintain the licenses of our smaller market stations. This could result in less cash being available to fund other aspects of our business or repay debt.

Our computer systems are vulnerable to viruses, unauthorized tampering, system failures and potential obsolescence.

Despite our implementation of network security measures, our servers and computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Our computer systems are also subject to potential system failures and obsolescence. Any of these events could cause system interruption, delays and loss of critical data. Our recovery planning may not be sufficient for all eventualities.

We may experience disruptions in our business if we acquire and integrate new television or radio stations.

As part of our business strategy, we will continue to evaluate opportunities to acquire television or radio stations. There can be no assurance that we will find attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, or if the costs of such integration exceed expectations, our operating results and financial condition could be adversely affected. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization expenses related to goodwill and other intangible assets. Any of these occurrences could adversely affect our operating results and financial condition.

Our ownership and operation of Fisher Plaza is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

Our operations may be adversely affected by earthquakes and other natural catastrophes in the Northwest.

Our corporate headquarters and a significant portion of our operations are located in the Northwest. The Northwest has from time to time experienced earthquakes and experienced a significant earthquake on February 28, 2001. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Our broadcasting towers may also be affected by other natural catastrophes, such as forest fires. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or other natural catastrophes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

Our strategy in managing exposure to interest rate changes is to maintain a balance of fixed- and variable-rate instruments. We will also consider entering into interest rate swap agreements at such times as our management deems appropriate. As of June 30, 2004, our fixed-rate debt totaled $64.8 million. The fair value of our fixed-rate debt is estimated to be approximately $3.0 million greater than the carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2004, amounted to $290,000.

We also had $75.6 million in variable-rate debt outstanding as of June 30, 2004. A hypothetical 10% change in interest rates underlying these borrowings would result in a $405,000 annual change in our pre-tax earnings and cash flows.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of June 30, 2004 was $132.1 million. Marketable securities consist of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of June 30, 2004, these shares represented 2.2% of the outstanding common stock of Safeco Corporation. While we currently do not intend to dispose of our investments in marketable securities, we have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of Safeco Corporation. A hypothetical 10% change in market prices underlying these securities would result in a $13.2 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. As of June 30, 2004, 2.6 million shares of Safeco Corporation common stock owned by the Company were pledged as collateral under the Forward Transaction.

As of June 30, 2004 the derivative portion of the forward sales transaction had a fair market value resulting in a liability of $14.0 million, and the resulting loss of $11.5 million during the six months ended June 30, 2004 is included in net gain (loss) on derivative instruments in the accompanying consolidated financial statements. A hypothetical 10% change in the market price of Safeco Corporation stock would change the market value of the forward sales transaction by approximately $8.0 million. A hypothetical 10% change in volatility would change the market value of the forward sales transaction by approximately $200,000, and a hypothetical 10% change in interest rates would change the market value of the forward sales transaction by approximately $300,000.

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

Subsequently, in March 2004, our independent auditors identified additional adjustments to the Company’s financial statements for the quarterly and annual periods ended December 31, 2003, relating to out-of-period adjustments made between quarters, which the Company concluded were not material, and an adjustment to deferred financing costs which was not identified during the Company’s review of its financial statements. In addition, the Company identified an adjustment to a property sale that was not recorded, which the Company concluded was not material.

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

In light of these matters, the Company’s Chief Executive Officer and Chief Financial Officer now believe that the Company’s disclosure controls and procedures were not effective as of the end of the third fiscal quarter of 2002, as of the end of the 2002 fiscal year, as of the end of the first, second and third fiscal quarters of 2003 and as of the end of the 2003 fiscal year, since a material weakness in the control structure of the Company existed at those times.

These matters have been discussed among management, our independent auditors and our Audit Committee. We assigned the highest priority to the correction of this deficiency and have taken action to fully correct it. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels in order to strengthen the monitoring and oversight function and ensure proper accounting and reporting. As of the end of the first quarter of 2004, we had taken the following corrective actions:

•	In August 2003, we hired a Vice President of Finance.

•	In October 2003, we engaged an independent consulting firm to assist the Company with assessing its internal controls compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In October 2003, we established the policy and practice that one of our financial officers prepare a memorandum that identified significant transactions which had occurred during the recent quarterly period, document appropriate accounting treatment and financial statement disclosure for such transactions, and distribute the memorandum to senior management, the independent auditors and the Audit Committee for review and concurrence.

•	In early November 2003, we commenced use of a new disclosure and control procedures checklist in connection with preparation of our financial statements and our periodic reports.

•	In November 2003, with the assistance of an independent consulting firm, we began the process of evaluating compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In December 2003, we hired a new staff accountant.

•	In January 2004, we hired an additional controller.

•	In February 2004, we hired an internal control analyst.

•	In February 2004, we established a practice that significant one-time transactions be reviewed and evaluated by both the Chief Financial Officer and the Vice President of Finance (or other appropriate senior accounting staff member) to determine appropriate accounting treatment and financial statement disclosure.

•	In April 2004, we hired a director of financial planning and analysis.

•	In connection with the preparation of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, the Company implemented a practice whereby the Company’s senior financial personnel increased communication with managers at operating sites with regard to the financial statement close process and disclosure matters.

During the second quarter of 2004, we made the following changes to our internal controls over financial reporting:

•	In April 2004 we announced the retirement of David Hillard as Chief Financial Officer and the appointment of Robert Bateman as his successor.

•	In June 2004, we hired a new Vice President of Finance to replace Robert Bateman, who was appointed Chief Financial Officer.

Except for those changes, we have made no other change in internal control over financial reporting during the second fiscal quarter of 2004 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement and we plan to continue to add additional qualified staff in our corporate finance department and ensure proper training of our staff as necessary.

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

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 29, 2004.

The four nominees elected to the Board of Directors for three-year terms expiring in 2007 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
Carol Fratt	7,851,730	51,666
Donald G. Graham, Jr.	7,773,397	51,666
Donald G. Graham, III	7,853,063	51,666
William W. Krippahene, Jr.	7,011,752	51,666

Continuing as Directors are Richard L. Hawley, George F. Warren, Jr. and William W. Warren Jr., whose terms expire in 2005 and James W. Cannon, Phelps K. Fisher, Deborah L. Bevier and Jerry A. St. Dennis, whose terms expire in 2006.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Retirement Agreement dated April 16, 2004 between David D. Hillard and Fisher Communications, Inc.

10.2	Compensation Committee letter to David D. Hillard dated May 3, 2004, waiving three-month stock option exercise limitation

10.3	Termination Agreement, dated April 27, 2004, between Merrill Lynch International and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A report on Form 8-K dated April 28, 2003 was furnished with the Commission announcing pursuant to Item 12 of Form 8-K first quarter operating results.

A report on Form 8-K dated April 16, 2003 was filed with the Commission announcing pursuant to Item 5 of Form 8-K the retirement of David Hillard as Chief Financial Officer and the appointment of Robert Bateman as his successor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)

Dated	August 9, 2004	/s/ Robert C. Bateman
Robert C. Bateman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Retirement Agreement dated April 16, 2004 between David D. Hillard and Fisher Communications, Inc.

10.2	Compensation Committee letter to David D. Hillard dated May 3, 2004 waiving three-month stock option exercise limitation

10.3	Termination Agreement, dated April 27, 2004, between Merrill Lynch International and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.