Form 10-Q/A
period 2002-09-30
FISHER COMMUNICATIONS INC
filed 2004-08-26
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State of Incorporation)	(IRS Employer Identification No.)

100 4th Avenue N., Suite 510 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 404-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of Fisher Communications Inc., originally filed with the Securities and Exchange Commission on November 14, 2002 and amended on Form 10-Q/A on September 15, 2003 (“Amendment No. 1”), is being filed solely for the purpose of amending and restating in its entirety Item 4 and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q, as amended by Amendment No. 1, is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 reflects only the changes discussed above. No other information included in the original Form 10-Q, as amended by Amendment No. 1, including the Company’s financial statements and the footnotes thereto, has been modified or updated.

ITEM 4. CONTROLS AND PROCEDURES

At the time of the initial filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer had evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter covered by the report, these disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of the end of the fiscal quarter covered by the report, the disclosure controls and procedures were effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In September 2003, management and our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. These matters related to the following:

1. Pension Liability and Settlement Losses – The Company had a defined-benefit plan for all non-broadcasting employees. Benefit accruals under this plan ceased in July 2001 and plan assets were distributed to participants between 2001 and the first half of 2003.

During the period of early-to-mid August 2003, while preparing the financial statements as of and for the periods ended June 30, 2003, the Company concluded that certain settlement losses relating to the distribution of plan assets should have been recognized in 2002 and in the first quarter of 2003. In addition, during August 2003, the Company determined that additional pension benefits paid in April and May 2003 to certain retired participants who worked beyond their normal retirement age (“Late Retirees”) had not been recognized over periods in which those employees provided services. Accordingly, the Company revised its financial statements to record the settlement losses and the additional obligation to Late Retirees (cumulatively, the “Pension Adjustments”).

2. Cash Flows – During August 2003, the Company concluded that proceeds from sale of marketable securities amounting to $5,169,000 and proceeds from collection of an installment note receivable amounting to $3,185,000, which were classified as cash flows from operating activities in financial statements issued for first quarter 2003, should have been classified as cash flows from investing activities. Accordingly, the Company revised its financial statements for the three months ended March 31, 2003 to classify the proceeds as cash flows from investing activities.

Subsequently, in March 2004, our independent auditors observed additional adjustments to the Company’s financial statements relating to the following errors:

1. Out-of-Period Adjustments. The Company made several adjustments to its financial statements in the third and fourth quarters of 2003 which should have been recorded in earlier 2003 quarters. These adjustments related to the following:

•	compensation adjustment, amounting to $76,000 net of taxes, as a result of the acceleration of vesting of stock options;

•	the use of straight line rent, amounting to $73,000 net of taxes, at Fisher Properties Inc., a former operating subsidiary of the Company; and

•	the capitalization of interest for the month of September 2003, amounting to $143,000 net of taxes, at Fisher Media Services Company.

Management has evaluated each of these adjustments and the aggregation of these adjustments under the guidance of SAB 99 and determined that these adjustments were not material, individually and in the aggregate, either to the period in which the adjustment was made or to the period in which the entry should have been recorded.

2. Tulalip Property Sale. The Company recorded a sale in the second quarter of 2003 of approximately 40 acres of property under the accrual method, but should have recognized the sale under the installment method in accordance with SFAS 66. Management has evaluated this adjustment under the guidance of SAB 99 and determined that the net impact on earnings of this matter for the second quarter of 2003, amounting to $74,000, was not material.

3. Deferred Financing Costs. Following the sale of certain broadcasting and real estate properties in fourth quarter 2003, the Company used the sale proceeds to pay down portions of its outstanding debt. As a result of these payments, the Company was required to write down deferred financing costs in the amount of $2,204,000 ($1,404,000 net of income taxes) in the fourth quarter of 2003. Prior to the Company’s finalization of its annual financial statements for fiscal 2003, the Company’s independent auditors identified this adjustment in connection with its audit of the Company’s 2003 financial statements. It had not been previously identified by the Company in the close process.

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

In light of these matters, the Company’s Chief Executive Officer and Chief Financial officer now believe that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal quarter covered by this report, since a material weakness in the control structure of the Company existed during the quarter.

Since the time these matters were identified, they have been discussed among management, our independent auditors and our Audit Committee. We have assigned the highest priority to the correction of this deficiency and have taken and will continue to take action to fully correct it. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels in order to strengthen the monitoring and oversight function and ensure proper accounting and reporting.

As of August 2004 we have taken the following corrective action:

•	In August 2003, we hired a Vice President of Finance.

•	In October 2003, we engaged independent consulting firm to assist the Company with compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In October 2003, we established the policy and practice that our Vice President of Finance prepare a memorandum that identified significant transactions which had occurred during the recent quarterly period, document appropriate accounting treatment and financial statement disclosure for such transactions, and distribute the memorandum to senior management, the independent auditors and the Audit Committee for review and comment.

•	In early November 2003, we commenced use of a new disclosure and control procedures checklist in connection with preparation of our financial statements and our periodic reports.

•	In November 2003, with the assistance of an independent consulting firm, we began the process of evaluating compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

•	In December 2003, we hired a new staff accountant.

•	In January 2004, we hired an additional controller.

•	In February 2004, we hired an internal control analyst.

•	In February 2004, we established a practice that significant one-time transactions be reviewed and evaluated by both the Chief Financial Officer and the Vice President of Finance (or other appropriate senior accounting staff member) to determine appropriate accounting treatment and financial statement disclosure.

•	In April 2004, we hired a director of financial planning and analysis.

•	In connection with the preparation of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, the Company implemented a practice whereby the Company’s senior financial personnel increased communication with managers at operating sites with regard to the financial statement close process and disclosure matters.

•	In April 2004 we announced the retirement of David Hillard as Chief Financial Officer and the appointment of Robert Bateman as his successor.

•	In June 2004, we hired a new Vice President of Finance to replace Robert Bateman, who was appointed Chief Financial Officer.

We plan to continue to add additional qualified staff in our corporate finance department and ensure proper training of our staff as necessary.

We made no changes in internal control over financial reporting during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2004.

FISHER COMMUNICATIONS, INC.
(Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR
William W. Krippaehne, Jr. President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Bylaws.

10.1*	First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto.

10.2*	First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of American, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our original report on Form 10-Q filed on November 14, 2002.