Form 10-K/A
period 2002-12-31
FISHER COMMUNICATIONS INC
filed 2004-08-26
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2001, based on the last sale price reported on the Nasdaq National Market as of 28, 2002, was approximately $349,157,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2003 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,594,060

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Form 10-K”) of Fisher Communications Inc., originally filed with the Securities and Exchange Commission on March 25, 2003 and amended on Form 10-K/A on September 15, 2003 (“Amendment No. 1”), is being filed solely for the purpose of amending and restating in its entirety Item 14 and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-K, as amended by Amendment No. 1, is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 reflects only the changes discussed above. No other information included in the original Form 10-K, as amended by Amendment No. 1, including the Company’s financial statements and the footnotes thereto, has been modified or updated.

ITEM 14. CONTROLS AND PROCEDURES

At the time of the initial filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer had evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the Company’s fourth fiscal quarter for the year ended December 31, 2002, these disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fourth fiscal quarter for the year ended December 31, 2002, the disclosure controls and procedures were effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

In light of these matters, the Company’s Chief Executive Officer and Chief Financial officer now believe that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal year covered by this report, since a material weakness in the control structure of the Company existed during the year.

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

We made no change in internal control over financial reporting during the Company’s fourth fiscal quarter for the year ended December 31, 2002 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2004.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR
William W. Krippaehne, Jr. President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase and Sale Agreement Among Fisher Companies Inc., and Fisher Broadcasting Inc., as the Purchaser and Retlaw Enterprises, Inc., Retlaw Broadcasting, L.L.C., Retlaw Broadcasting of Boise, L.L.C., Retlaw Broadcasting of Fresno, L.L.C., Retlaw Broadcasting of Idaho Falls, L.L.C., Retlaw Broadcasting of Yakima, L.L.C., Retlaw Broadcasting of Eugene, L.L.C., Retlaw Broadcasting of Columbus, L.L.C., and Retlaw Broadcasting of Augusta, L.L.C., as the Sellers dated November 18, 1998, as amended November 30, 1998 and December 7, 1998 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22439)).

2.2*	Amendment No. 3 to Asset Purchase and Sale Agreement dated as of June 30, 1999 (filed as Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.3*	Amendment No. 4 to Asset Purchase and Sale Agreement dated as of July 1, 1999 (filed as Exhibit 2.3 of the Company’s Current Report on Form 8-K dated July 1, 1999 (File No. 000-22439)).

2.4*	Purchase Agreement, dated May 8, 2000, by and between Fisher Broadcasting Inc, Fisher Broadcasting-Fresno and AK Media Group (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 8, 2000 (File No. 000-22439)).

3.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3.4*	Bylaws (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22439)).

10.1*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KOMO TV (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.2*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KOMO TV (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.3*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002, regarding KOMO TV. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-222439))

10.4*	Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated April 17, 1995, regarding KATU TV (filed as Exhibit 10.2 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.5*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Inc. and American Broadcasting Companies, Inc., dated June 30, 1999, regarding KATU TV (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

Exhibit No.	Description
10.6*	Side letter amendment to Primary Television Affiliation Agreement between Fisher Broadcasting Company and American Broadcasting Companies, Inc., dated October 2, 2002 regarding KATU TV (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439)).

10.7*	Fisher Companies Inc. Supplemental Pension Plan, dated February 29, 1996 (filed as Exhibit 10.4 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.8*	Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7, 1996 (filed as Exhibit 10.5 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.9*	Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.10*	Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.11*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.12*	Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.13*	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.14*	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.15*	Asset Purchase Agreement, dated March 16, 2001, between Pendleton Flour Mills, L.L.C., Fisher Mills Inc., Fisher Mills—Blackfoot L.L.C., and Fisher Properties Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed dated March 16, 2001 (File No. 000-22439)).

10.16*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WXTX TV, dated April 20, 2001. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.17*	Station Affiliation Agreement between Fox Broadcasting Company and Fisher Broadcasting – Georgia, L.L.C., regarding WFXG TV, dated April 20, 2001. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.18*	Investor CreditLine Service Client Agreement, dated as of February 20, 2002, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.19*	Amended and Restated Indicative Term Sheet, dated as of March 21, 2002 between the Registrant and Merrill Lynch International. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

10.20*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.21*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

10.22*	Amended and Restated Confirmation of OTC Variable Forward Sale Transaction, dated April 5, 2002. (filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2002 (File No. 000-22439)).

Exhibit No.	Description
10.23*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.24*	Confirmation of OTC Variable Forward Sale Transaction, dated June 3, 2002. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-22439)).

10.25*	Credit Agreement among Fisher Broadcasting Company as Borrower, Its Domestic Subsidiaries as Guarantors, the Lenders Parties Thereto, First Union National Bank, as Administrative Agent, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, and National City Bank, as Documentation Agent dates as of March 21, 2002. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.26*	First Amendment to Credit Agreement, dated as of October 25, 2002, by and among Fisher Broadcasting Company, certain subsidiaries of Fisher Broadcasting Company, Wachovia Bank National Association, in its capacity as Administrative Agent, Bank of America, N.A. and the Bank of New York, as co-syndication agents, National City Bank, as documentation agent, and the lenders listed on the signature page thereto. (filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.27*	Loan Agreement dated as of March 21, 2002 among Fisher Media Services Company as the Borrower, Bank of America, as the Agent, and Bank of America, N.A. U.S. Bank National Association, as the Lenders. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (File No. 000-22439)).

10.28*	First Amendment to Loan Agreement and First Amendment to Guaranty Agreement, dated as of August 8, 2002, among Fisher Media Services Company, Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A., as agent and Fisher Communications, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2002 (File No. 000-22439)).

10.29*	Agreement dated February 11, 2003 between William Krippaehne Jr. and Fisher Communications, Inc. (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.30*	Agreement dated January 22, 2003 between Warren Spector and Fisher Communications, Inc. (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.31*	Agreement dated November 15, 2002 between Benjamin Tucker and Fisher Communications, Inc. (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.32*	Agreement dated October 16, 2002 between Mark Weed and Fisher Communications, Inc. (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439)).

10.33*	Agreement dated November 15, 2002 between David Hillard and Fisher Communications, Inc. (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (File No. 000-22439))

22.1*	Subsidiaries of the Registrant. (filed as Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-22439))

23.1*	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on September 15, 2003 (File No. 000-22439)).

24.1*	Form of Power of Attorney authorizing certain officers to execute Form 10-K for the year ended December 31, 2002 and any and all amendments thereto, signed by James W. Cannon, Phelps K. Fisher, Donald G. Graham, Jr., Donald G. Graham, III, Jean F. McTavish, Jacklyn F. Meurk, Jerry St. Dennis, George F. Warren, Jr., and William W. Warren, Jr. (filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22439)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.