Form 10-Q/A
period 2003-03-31
FISHER COMMUNICATIONS INC
filed 2004-08-26
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of Fisher Communications Inc., originally filed with the Securities and Exchange Commission on May 15, 2003 and amended on Form 10-Q/A on September 15, 2003 (“Amendment No. 1”) and on November 14, 2003 (“Amendment No. 2”), is being filed solely for the purpose of amending and restating in its entirety Item 4 and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q, as amended by Amendment No. 1 and Amendment No. 2, is unchanged and is not reproduced in this Amendment No. 3. This Amendment No. 3 reflects only the changes discussed above. No other information included in the original Form 10-Q, as amended by Amendment No. 1 and Amendment No. 2, including the Company’s financial statements and the footnotes thereto, has been modified or updated.

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