Form 10-Q/A
period 2003-06-30
FISHER COMMUNICATIONS INC
filed 2004-08-26
CIK 1034669

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of Fisher Communications Inc., originally filed with the Securities and Exchange Commission on September 15, 2003 and amended on Form 10-Q/A on November 14, 2003 (“Amendment No. 1”), is being filed solely for the purpose of amending and restating in its entirety Item 4 and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q, as amended by Amendment No. 1, is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 reflects only the changes discussed above. No other information included in the original Form 10-Q, as amended by Amendment No. 1, including the Company’s financial statements and the footnotes thereto, has been modified or updated.

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