Form 10-Q/A
period 2003-09-30
FISHER COMMUNICATIONS INC
filed 2004-08-26
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of Fisher Communications Inc., originally filed with the Securities and Exchange Commission on November 14, 2003, is being filed solely for the purpose of amending and restating in its entirety Item 4 and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q, is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 reflects only the changes discussed above. No other information included in the original Form 10-Q, including the Company’s financial statements and the footnotes thereto, has been modified or updated.

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

The action discussed above relating to the hiring of a Vice President of Finance in August 2003 was the only change in internal control over financial reporting during the fiscal quarter ended September 30, 2003 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2004.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ WILLIAM W. KRIPPAEHNE, JR
William W. Krippaehne, Jr. President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Agreement dated September 2, 2003 between Robert Bateman and Fisher Communications, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from an original report on Form 10-Q filed on November 14, 2003.