Form 10-Q
period 2004-09-30
FISHER COMMUNICATIONS INC
filed 2004-11-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $1.25 par value, outstanding as of October 26, 2004: 8,618,781

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2004 and 2003	3

2.	Condensed Consolidated Balance Sheets: September 30, 2004 and December 31, 2003	4

3.	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2004 and 2003	5

4.	Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September 30, 2004 and 2003	6

5.	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	42

Item 4.	Controls and Procedures	42

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45
EXHIBIT INDEX		46

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30		Three months ended September 30
(in thousands, except per-share amounts) (Unaudited)	2004	2003	2004	2003
Revenue	$111,517	$103,858	$40,251	$36,226

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $10,343, $10,691, $3,317 and $3,561, respectively)	53,449	54,108	19,870	19,006
Selling expenses	20,857	19,082	7,343	6,916
General and administrative expenses	26,093	30,666	8,117	9,626
Depreciation and amortization	12,255	11,787	3,940	3,859

	112,654	115,643	39,270	39,407

Income (loss) from operations	(1,137)	(11,785)	981	(3,181)
Net gain (loss) on derivative instruments	(13,245)	460	(2,700)	49
Loss from extinguishment of long-term debt	(5,034)		(5,034)
Other income, net	2,247	5,746	780	658
Interest expense, net	(8,321)	(9,023)	(2,554)	(2,811)

Loss from continuing operations before income taxes	(25,490)	(14,602)	(8,527)	(5,285)
Benefit for federal and state income taxes	(9,121)	(5,829)	(3,315)	(2,007)

Loss from continuing operations	(16,369)	(8,773)	(5,212)	(3,278)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations		(336)		(382)
Property management business		(234)		(350)
Georgia television stations	(132)	281		148
Portland radio stations		(897)		(245)
Media Services operations closed		(1,572)		(191)

Loss from discontinued operations, net of income taxes	(132)	(2,758)	—	(1,020)

Net loss	$(16,501)	$(11,531)	$(5,212)	$(4,298)

Loss per share:
From continuing operations	$(1.90)	$(1.02)	$(0.60)	$(0.38)
From discontinued operations	(0.01)	(0.32)		(0.12)

Net loss per share	$(1.91)	$(1.34)	$(0.60)	$(0.50)

Loss per share assuming dilution:
From continuing operations	$(1.90)	$(1.02)	$(0.60)	$(0.38)
From discontinued operations	(0.01)	(0.32)		(0.12)

Net loss per share assuming dilution	$(1.91)	$(1.34)	$(0.60)	$(0.50)

Weighted average shares outstanding	8,617	8,595	8,619	8,597

Weighted average shares outstanding assuming dilution	8,617	8,595	8,619	8,597

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts) (Unaudited)	September 30 2004	December 31 2003
ASSETS
Current Assets
Cash and cash equivalents	$20,949	$12,996
Receivables	29,220	28,362
Income taxes receivable	5,711
Deferred income taxes	1,592	1,592
Prepaid expenses	3,373	3,951
Television and radio broadcast rights	10,991	6,624

Total current assets	71,836	53,525
Marketable securities, at market value	137,058	116,882
Cash value of life insurance and retirement deposits	14,713	14,694
Television and radio broadcast rights	3,095	4,120
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,901	2,824
Other	7,710	5,199
Property, plant and equipment, net	150,502	159,843

Total Assets	$427,413	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$53	$1,526
Trade accounts payable	2,949	3,684
Accrued payroll and related benefits	6,475	9,207
Television and radio broadcast rights payable	10,009	5,896
Income taxes payable		5,323
Other current liabilities	10,385	4,670

Total current liabilities	29,871	30,306
Long-term debt, net of current maturities	150,000	127,331
Accrued retirement benefits	19,702	18,693
Deferred income taxes	29,245	25,980
Derivative instruments	12,804	5,072
Other liabilities	904	1,499

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,618,781 in 2004 and 8,608,288 in 2003	10,773	10,760
Capital in excess of par	4,507	4,051
Deferred compensation	(1)	(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	88,426	75,312
Minimum pension liability	(2,223)	(2,223)
Retained earnings	83,405	99,906

Total Stockholders’ Equity	184,887	187,804

Total Liabilities and Stockholders’ Equity	$427,413	$396,685

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)	Nine months ended September 30
	2004	2003
Cash flows from operating activities
Net loss	$(16,501)	$(11,531)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	12,255	14,055
Deferred income taxes	(3,798)	(3,214)
Amortization of deferred loan costs	536	861
Net (gain) loss on derivative instruments	13,245	(460)
Interest accrued on forward transaction	3,564
Loss from extinguishment of long-term debt	5,034
Gain on sale of marketable securities		(3,675)
Amortization of television and radio broadcast rights	16,418	17,009
Payments for television and radio broadcast rights	(15,703)	(15,670)
Gain on sale of real estate		(1,555)
Dividends from equity investee		125
Other	131	510
Change in operating assets and liabilities
Receivables	(1,001)	2,832
Prepaid expenses	578	(674)
Cash value of life insurance and retirement deposits	(20)	(102)
Other assets	(106)	1,223
Trade accounts payable, accrued payroll and related benefits and other current liabilities	(764)	3,146
Income taxes receivable and payable	(11,034)
Accrued retirement benefits	1,009	(1,437)
Other liabilities	(540)	1,940

Net cash provided by operating activities	3,303	3,383

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment		136
Proceeds from collection of notes receivable	428	3,185
Proceeds from sale of marketable securities		5,169
Release of restricted cash		12,778
Purchase of radio station license		(467)
Purchase of property, plant and equipment	(3,075)	(10,771)

Net cash provided by (used in) investing activities	(2,647)	10,030

Cash flows from financing activities
Net payments under notes payable	(662)	(828)
Borrowings under borrowing agreements	161,000
Payments on borrowing agreements and mortgage loans	(142,709)	(25,794)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(5,519)
Payment of deferred loan costs	(5,240)	(614)
Proceeds from exercise of stock options	427	490

Net cash provided by (used in) financing activities	7,297	(26,746)

Net increase (decrease) in cash and cash equivalents	7,953	(13,333)
Cash and cash equivalents, beginning of period	12,996	23,515

Cash and cash equivalents, end of period	$20,949	$10,182

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Net loss	$(16,501)	$(11,531)	$(5,212)	$(4,298)
Other comprehensive income:
Unrealized gain on marketable securities	20,176	2,045	4,953	180
Effect of income taxes	(7,062)	(716)	(1,733)	(63)

Unrealized gain on marketable securities reclassified to operations		(3,114)
Effect of income taxes		1,090

Adjustment to minimum pension liability		630
Effect of income taxes		(220)

	13,114	(285)	3,220	117

Comprehensive loss	$(3,387)	$(11,816)	$(1,992)	$(4,181)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In connection with the Company’s restructuring, two of the businesses operated by the Company’s Media Services subsidiary – Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”) – ceased operations during the second quarter of 2003.

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

Financial information relating to the sale of the real estate subsidiary’s final two commercial office properties in October 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for discontinued real estate properties is summarized as follows (in thousands):

	Nine months ended September 30	Three months ended September 30
	2003	2003
Revenue	$4,821	$1,428

Income (loss) from discontinued operations:
Discontinued operating activities	$14	$(419)
Income tax effect	(5)	152

	9	(267)
Interest allocation, net of income taxes	(345)	(115)

Net loss from discontinued real estate properties	$(336)	$(382)

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

Financial information relating to the property management operations sold in December 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for the property management operations sold is summarized as follows (in thousands):

	Nine months ended September 30	Three months ended September 30
	2003	2003
Revenue	$272	$145

Loss from discontinued operations:
Discontinued operating activities	$(122)	$(470)
Income tax effect	(112)	120

Net loss from discontinued property management operations	$(234)	$(350)

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

Financial information relating to the sale of the Georgia television stations was initially reclassified to discontinued operations in the first quarter of 2003. Operational data for the Georgia television stations sold is summarized as follows (in thousands):

	Nine months ended September 30			Three months ended September 30
	2004		2003	2004		2003
Revenue	$		$6,346	$		$2,061

Income (loss) from discontinued operations:
Discontinued operating activities		$(207)	$2,161			$801
Income tax effect		75	(756)			(280)

		(132)	1,405		—	521
Interest allocation, net of income taxes			(1,124)			(373)

Net income (loss) from discontinued Georgia television stations		$(132)	$281		$—	$148

The activity in the first nine months of 2004 relates to an adjustment to the purchase price resulting from revision of estimates of working capital at the closing date. The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale.

Financial information relating to the sale of the Portland, Oregon radio stations was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the Portland radio stations sold is summarized as follows (in thousands):

	Nine months ended September 30 2003	Three months ended September 30 2003

Revenue	$2,460	$16

Income from discontinued operations:
Discontinued operating activities	$84	$113
Income tax effect	(31)	(42)

	53	71
Interest allocation, net of income taxes	(950)	(316)

Net loss from discontinued Portland radio stations	$(897)	$(245)

The interest allocation is based on $32,900,000 in net proceeds (after income taxes and closing costs) that was required to pay down debt as a result of the sale.

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company is required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at September 30, 2004 and December 31, 2003. The Company is participating in the State of Oregon Department of Environmental Quality’s Voluntary Cleanup Program and estimates that it will incur $300,000 in environmental consulting and other expenses to meet the requirements of the sale agreement, which amount was accrued as of December 31, 2003 and was charged against the gain on sale (which is included in discontinued operations). The Company currently estimates that its plan to address this issue can be substantially completed by the end of 2004, though that estimate is subject to various factors outside of the Company’s control. Under the agreement, if the Company incurs costs in excess of $380,000, the Company is reimbursed from the amount withheld. The Company is not able to estimate a range of loss that could occur if its current plan is not successful; however, after the amount withheld has been expended, the sale agreement limits the Company’s overall indemnification obligation to no more than $5,000,000.

Financial information relating to the media businesses closed was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the media businesses closed is summarized as follows (in thousands):

	Nine months ended September 30 2003	Three months ended September 30 2003

Revenue	$1,556

Loss from discontinued operations:
Discontinued operating activities	$(2,234)	$(304)
Income tax effect	662	113

Net loss from discontinued media businesses	$(1,572)	$(191)

3. Senior Notes and Senior Credit Facility

On September 20, 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”). The Company has agreed to use commercially reasonable efforts to file a registration statement within 120 days of the issuance of the notes, with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

Except as described below the notes are not redeemable at the Company’s option prior to September 15, 2009. On or after September 15, 2009, the Company may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning on September 15 of the years indicated below:

Year	Percentage
2009	104.3125%
2010	102.8750%
2011	101.4375%
2012 and thereafter	100.0000%

Notwithstanding the foregoing, at any time prior to September 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 108.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, with the net cash proceeds of one or more public equity offerings as further described in the indenture under which the notes were issued.

The indenture under which the notes were issued contains covenants that, among other things, limit the Company’s ability to:

•	incur additional indebtedness;

•	make certain asset dispositions;

•	make investments or other restricted payments;

•	pay dividends or make other distributions on, redeem or repurchase, capital stock;

•	issue capital stock of our restricted subsidiaries;

•	enter into transactions with affiliates or related persons;

•	incur certain liens on assets to secure debt; and

•	enter into a merger, sale or consolidation.

These covenants are subject to a number of important qualifications and exceptions as described in the indenture.

Of the total cash proceeds of $144.5 million, net of transaction costs, $143.9 million was used to retire the Company’s broadcasting subsidiary’s credit facility and the Company’s media services subsidiary’s credit facility, and to settle the outstanding obligations under the Company’s variable forward sales transaction. The variable forward sales transaction was later terminated effective November 4, 2004.

On September 20, 2004 the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 300 basis points, or (2) the higher of the prime rate or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt convenant requirements at September 30, 2004, and no amounts were outstanding under the Revolver at September 30, 2004.

4. Derivative Instruments

On March 21, 2002, the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Proceeds from the Forward Transaction were used to repay prior debt, to finance construction of the Fisher Plaza project, and for general corporate purposes. As of December 31, 2003, the Company’s obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, the Company periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations.

On April 28, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, of which $2.1 million had been recognized as a derivative instrument liability as of March 31, 2004. The remaining $436,000 was recognized as a loss on termination in the second quarter of 2004 and is included within net gain (loss) on derivative instruments in the accompanying Condensed Consolidated Statement of Operations. In addition, the Company recognized $212,000 in interest expense to write-off the remaining unamortized expenses related to the terminated tranche. As a result of this termination, the number of shares of Safeco Corporation common stock owned by the Company which were collateral for the Forward Transaction was reduced from 3.0 million shares to 2.6 million shares.

On November 4, 2004 the Company terminated all remaining tranches of the Forward Transaction. In connection with the termination, the Company paid a termination fee of $16,070,000, which represented a decrease of $654,000 from the amount which had been recognized as a derivative instrument liability as of September 30, 2004. As a result of the termination, all shares of Safeco Corporation common stock owned by the Company are now unencumbered. The termination will be accounted for in the fourth quarter of 2004 as an adjustment to net gain (loss) on derivative instruments.

At September 30, 2004, the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $16,724,000 compared to a liability of $5,072,000 as of December 31, 2003. In the first nine months of 2004, the Company recognized a loss on derivative instruments totaling $14,152,000 relating to the Forward Transaction. As of September 30, 2004, $3,920,000 and $12,804,000 of the derivative instruments liability is classified within other current liabilities and other non current liabilities, respectively. The Forward Transaction does not specify an interest rate; rather, amounts were borrowed at a discount, and the discount was amortized as interest expense over the term of the loan.

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

At September 30, 2004, the Company had commitments under license agreements amounting to $58,022,000 for future rights to broadcast television and radio programs through 2010, and $8,780,000 in related fees. As these programs will not be available for broadcast until after September 30, 2004, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $9,171,000 through 2008.

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

The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans in 2003 is as follows (in thousands):

Nine months ended September 30 2003

Service cost	$30
Settlement	634

Net periodic pension cost	$664

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

The net periodic pension cost for the Company’s supplemental retirement plan is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Service cost	$218	$405	$73	$135
Interest cost	822	933	274	311
Amortization of transition asset	78	66	26	22
Amortization of loss	160	219	53	73

Net periodic pension cost	$1,278	$1,623	$426	$541

Assumptions used to determine net periodic pension costs are as follows:

	2004	2003
Discount Rate	6.25%	6.75%
Rate of Compensation increase	3.00%	4.50%

During the second quarter of 2004, the Company entered into an early retirement agreement with its former Chief Financial Officer. The agreement provided certain benefits as of July 9, 2004, the effective date of the officer’s termination of employment. Such benefits included early payment of his pension benefits under the Company’s supplemental retirement plan in monthly installments starting on August 1, 2004. The Company accounted for the early employment termination of this officer following the provisions of SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” which resulted in the recognition of a liability and a loss of $471,000 in the second quarter of 2004.

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

The weighted average number of shares outstanding for the nine months ended September 30, 2004 was 8,616,500. The dilutive effect of 60 restricted stock rights and options to purchase 488,830 shares are excluded for the nine month and three-month periods ended September 30, 2004, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the nine months ended September 30, 2003 was 8,595,190. The dilutive effect of 460 restricted stock rights and options to purchase 456,623 shares are excluded for the nine month and three-month periods ended September 30, 2003, because such rights and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per-share amounts):

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Net loss, as reported	$(16,501)	$(11,531)	$(5,212)	$(4,298)
Add stock-based employee compensation expense included in net loss as reported	41		13
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(893)	(641)	(208)	(253)

Adjusted net loss	$(17,353)	$(12,172)	$(5,407)	$(4,551)

Loss per share:
As reported	$(1.91)	$(1.34)	$(0.60)	$(0.50)
Adjusted	$(2.01)	$(1.41)	$(0.63)	$(0.53)

Loss per share assuming dilution:
As reported	$(1.91)	$(1.34)	$(0.60)	$(0.50)
Adjusted	$(2.01)	$(1.41)	$(0.63)	$(0.53)

The early retirement agreement between the Company and its former Chief Financial Officer described in Note 6 provided for an acceleration of vesting of all unvested stock options held by the executive as of his retirement date. The Company also agreed to extend the post-termination exercise period for his stock options. The Company accounted for the modification under the provisions of APB Opinion No. 25 and related interpretations.

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

Revenue for each reportable segment is as follows (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Television	$70,002	$64,124	$23,896	$20,892
Radio	38,585	35,273	15,360	14,311
Fisher Plaza	3,014	4,500	1,036	1,059
Corporate and eliminations	(84)	(39)	(41)	(36)

Continuing operations	$111,517	$103,858	$40,251	$36,226

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Television	$8,050	$2,612	$2,509	$1,099
Radio	593	(1,352)	(105)	297
Fisher Plaza	(2,304)	361	(547)	(155)
Corporate and eliminations	(23,508)	(7,200)	(7,830)	(3,715)

Total segment loss from continuing operations before interest and income taxes	(17,169)	(5,579)	(5,973)	(2,474)
Discontinued operations	(207)	1,087	—	(498)

	$(17,376)	$(4,492)	$(5,973)	$(2,972)

The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Total segment loss from continuing operations before interest and income taxes	$(17,169)	$(5,579)	$(5,973)	$(2,474)
Interest expense, net	(8,321)	(9,023)	(2,554)	(2,811)

Consolidated loss from continuing operations before income taxes	$(25,490)	$(14,602)	$(8,527)	$(5,285)

Identifiable assets for each reportable segment are as follows (in thousands):

Total assets	September 30 2004	December 31 2003
Television	$94,978	$96,921
Radio	48,607	44,098
Fisher Plaza	121,169	125,319
Corporate and eliminations	162,659	130,347

Continuing operations	$427,413	$396,685

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

10. Other Commitments

In connection with a review of strategic alternatives in late 2002 and early 2003, the Company entered into retention agreements with certain officers and employees which required payments in January 2004, if the officers and employees continued their employment with the Company until that date. The Company accrued the amounts specified over the service period specified in the agreements. The Company also maintained agreements which provided that if a change in control should occur, certain officers will receive severance payments and health and welfare benefits. On January 15, 2004, the Company made payments totaling $3,548,000 under the retention agreements, and the agreements terminated.

11. Reclassifications

Certain prior-period balances have been reclassified to conform to the current-period presentation. Such reclassifications had no effect on net loss or stockholders’ equity.

12. Financial Information for Guarantors

On September 20, 2004, the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”). The Company has agreed to use commercially reasonable efforts to file a registration statement within 120 days of the issuance of the notes, with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the wholly owned subsidiaries of the Company.

Presented below is condensed consolidated statement of operations information for the three and nine months ended September 30, 2004 and 2003, and condensed consolidated statement of cash flows information for the nine months ended September 30, 2004 and 2003. Also presented is condensed consolidated balance sheet information as of September 30, 2004 and December 31, 2003. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the nine months ended September 30, 2004

(in thousands)	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

Revenue	$		$111,681	$(164)	$111,517

Costs and expenses
Cost of services sold			52,344	1,105	53,449
Selling expenses			20,857		20,857
General and administrative expenses		7,292	20,070	(1,269)	26,093
Depreciation and amortization		124	12,131		12,255

		7,416	105,402	(164)	112,654

Income (loss) from operations		(7,416)	6,279	—	(1,137)
Net gain (loss) on derivative instruments		(14,152)	907		(13,245)
Loss from extinguishment of long-term debt		(3,170)	(1,864)		(5,034)
Other income, net		1,640	607		2,247
Equity in income of subsidiaries		764		(764)
Interest expense, net		(4,021)	(4,300)		(8,321)

Income (loss) from continuing operations before income taxes		(26,355)	1,629	(764)	(25,490)
Provision (benefit) for federal and state income taxes		(9,854)	733		(9,121)

Income (loss) from continuing operations		(16,501)	896	(764)	(16,369)
Loss from discontinued operations net of income taxes			(132)		(132)

Net income (loss)		$(16,501)	$764	$(764)	$(16,501)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the nine months ended September 30, 2003

(in thousands)	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

Revenue	$		$104,324	$(466)	$103,858

Costs and expenses
Cost of services sold			53,741	367	54,108
Selling expenses			19,082		19,082
General and administrative expenses		10,313	21,186	(833)	30,666
Depreciation and amortization		144	11,643		11,787

		10,457	105,652	(466)	115,643

Loss from operations		(10,457)	(1,328)	—	(11,785)
Net gain (loss) on derivative instruments		(2,004)	2,464		460
Other income, net		5,410	336		5,746
Equity in income of subsidiaries		(4,902)		4,902
Interest expense, net		(4,004)	(5,019)		(9,023)

Loss from continuing operations before income taxes		(15,957)	(3,547)	4,902	(14,602)
Benefit for federal and state income taxes		(4,426)	(1,403)		(5,829)

Loss from continuing operations		(11,531)	(2,144)	4,902	(8,773)
Loss from discontinued operations net of income taxes			(2,758)		(2,758)

Net loss		$(11,531)	$(4,902)	$4,902	$(11,531)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended September 30, 2004

(in thousands)	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

Revenue	$		$40,307	$(56)	$40,251

Costs and expenses
Cost of services sold			19,500	370	19,870
Selling expenses			7,343		7,343
General and administrative expenses		2,306	6,237	(426)	8,117
Depreciation and amortization		41	3,899		3,940

		2,347	36,979	(56)	39,270

Income (loss) from operations		(2,347)	3,328	—	981
Net loss on derivative instruments		(2,700)			(2,700)
Loss from extinguishment of long-term debt		(3,170)	(1,864)		(5,034)
Other income, net		558	222		780
Equity in income of subsidiaries		316		(316)
Interest expense, net		(1,434)	(1,120)		(2,554)

Income (loss) before income taxes		(8,777)	566	(316)	(8,527)
Provision (benefit) for federal and state income taxes		(3,565)	250		(3,315)

Net income (loss)		$(5,212)	$316	$(316)	$(5,212)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended September 30, 2003

(in thousands)	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

Revenue	$		$36,374	$(148)	$36,226

Costs and expenses
Cost of services sold			18,918	88	19,006
Selling expenses			6,916		6,916
General and administrative expenses		3,093	6,769	(236)	9,626
Depreciation and amortization		48	3,811		3,859

		3,141	36,414	(148)	39,407

Loss from operations		(3,141)	(40)	—	(3,181)
Net gain (loss) on derivative instruments		(907)	956		49
Other income, net		556	102		658
Equity in income of subsidiaries		(1,534)		1,534
Interest expense, net		(1,069)	(1,742)		(2,811)

Loss from continuing operations before income taxes		(6,095)	(724)	1,534	(5,285)
Benefit for federal and state income taxes		(1,797)	(210)		(2,007)

Loss from continuing operations		(4,298)	(514)	1,534	(3,278)
Loss from discontinued operations net of income taxes			(1,020)		(1,020)

Net loss		$(4,298)	$(1,534)	$1,534	$(4,298)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of September 30, 2004

(in thousands)	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$3,393	$17,556	$		$20,949
Receivables	15	29,205			29,220
Due from affiliate	27,713			(27,713)
Income taxes receivable	6,162			(451)	5,711
Deferred income taxes	383	1,209			1,592
Prepaid expenses	2,033	1,340			3,373
Television and radio broadcast rights		10,991			10,991

Total current assets	39,699	60,301		(28,164)	71,836
Marketable securities, at market value	137,058				137,058
Investment in consolidated subsidiaries	210,996			(210,996)
Cash value of life insurance and retirement deposits	4,772	9,941			14,713
Television and radio broadcast rights		3,095			3,095
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,901			2,901
Deferred income taxes		9,141		(9,141)
Other	5,813	1,897			7,710
Property, plant and equipment, net	566	149,936			150,502

Total Assets	$398,904	$276,810		$(248,301)	$427,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$44	$9	$		$53
Trade accounts payable	288	2,661			2,949
Due to affiliate		27,713		(27,713)
Accrued payroll and related benefits	986	5,489			6,475
Television and radio broadcast rights payable		10,009			10,009
Income taxes payable		451		(451)
Other current liabilities	5,889	4,496			10,385

Total current liabilities	7,207	50,828		(28,164)	29,871
Long-term debt, net of current maturities	150,000				150,000
Accrued retirement benefits	5,564	14,138			19,702
Deferred income taxes	38,386			(9,141)	29,245
Derivative instruments	12,804				12,804
Other liabilities	56	848			904

Stockholders’ Equity
Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,507	164,281		(164,281)	4,507
Deferred compensation	(1)				(1)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	88,426				88,426
Minimum pension liability	(2,223)	(2,223)		2,223	(2,223)
Retained earnings	83,405	47,807		(47,807)	83,405

Total Stockholders’ Equity	184,887	210,996		(210,996)	184,887

Total Liabilities and Stockholders’ Equity	$398,904	$276,810		$(248,301)	$427,413

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2003

(in thousands)	Fisher Communications Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries

ASSETS
Current Assets
Cash and cash investments	$1,639	$11,357	$		$12,996
Receivables	2	28,360			28,362
Due from affiliate		50,582		(50,582)
Income taxes receivable	4,804			(4,804)
Deferred income taxes	383	1,209			1,592
Prepaid expenses	2,140	1,811			3,951
Television and radio broadcast rights		6,624			6,624

Total current assets	8,968	99,943		(55,386)	53,525
Marketable securities, at market value	116,882				116,882
Investment in consolidated subsidiaries	217,733			(217,733)
Cash value of life insurance and retirement deposits	4,806	9,888			14,694
Television and radio broadcast rights		4,120			4,120
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,824			2,824
Deferred income taxes		12,922		(12,922)
Other	822	4,377			5,199
Property, plant and equipment, net	281	159,562			159,843

Total Assets	$349,492	$333,234		$(286,041)	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$706	$820	$		$1,526
Trade accounts payable	50	3,634			3,684
Payable to affiliate	50,582			(50,582)
Accrued payroll and related benefits	4,488	4,719			9,207
Television and radio broadcast rights payable		5,896			5,896
Income taxes payable		10,127		(4,804)	5,323
Other current liabilities	2,162	2,508			4,670

Total current liabilities	57,988	27,704		(55,386)	30,306
Long-term debt, net of current maturities	54,222	73,109			127,331
Accrued retirement benefits	5,076	13,617			18,693
Deferred income taxes	38,902			(12,922)	25,980
Derivative instruments	5,072				5,072
Other liabilities	428	1,071			1,499
Stockholders’ Equity
Common stock	10,760	1,131		(1,131)	10,760
Capital in excess of par	4,051	164,282		(164,282)	4,051
Deferred compensation	(2)				(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	75,312				75,312
Minimum pension liability	(2,223)	(2,223)		2,223	(2,223)
Retained earnings	99,906	54,543		(54,543)	99,906

Total Stockholders’ Equity	187,804	217,733		(217,733)	187,804

Total Liabilities and Stockholders’ Equity	$349,492	$333,234		$(286,041)	$396,685

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the nine months ended September 30, 2004

(in thousands)	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

Net cash (used in) provided by operating activities	$(2,308)	$13,111	$(7,500)	$3,303

Cash flows from investing activities
Proceeds from collection of notes receivable		428		428
Purchase of property, plant and equipment	(402)	(2,673)		(3,075)

Net cash used in investing activities	(402)	(2,245)	—	(2,647)

Cash flows from financing activities
Net payments under notes payable	(662)			(662)
Borrowings under borrowing agreements	158,000	3,000		161,000
Payments on borrowing agreements	(142,709)			(142,709)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(5,519)			(5,519)
Payment of deferred loan costs	(5,073)	(167)		(5,240)
Dividends Paid		(7,500)	7,500
Proceeds from exercise of stock options	427			427

Net cash provided by (used in) financing activities	4,464	(4,667)	7,500	7,297

Net increase in cash and cash equivalents	1,754	6,199	—	7,953
Cash and cash equivalents, beginning of period	1,639	11,357		12,996

Cash and cash equivalents, end of period	$3,393	$17,556	$—	$20,949

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the nine months ended September 30, 2003

(in thousands)	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries

Net cash (used in) provided by operating activities	$(5,685)	$9,068	$		$3,383

Cash flows from investing activities
Proceeds from collection of notes receivable		3,185			3,185
Proceeds from sale of marketable securities	5,169				5,169
Proceeds from sale of real estate and property, plant and equipment		136			136
Release of restricted cash		12,778			12,778
Purchase of radio station license		(467)			(467)
Purchase of property, plant and equipment	(17)	(10,754)			(10,771)

Net cash provided by investing activities	5,152	4,878		—	10,030

Cash flows from financing activities
Net payments under notes payable	(122)	(706)			(828)
Payments on borrowing agreements and mortgage loans	(13,599)	(12,195)			(25,794)
Payment of deferred loan costs		(614)			(614)
Proceeds from exercise of stock options	490				490

Net cash used in financing activities	(13,231)	(13,515)		—	(26,746)

Net (decrease) increase in cash and cash equivalents	(13,764)	431		—	(13,333)
Cash and cash equivalents, beginning of period	15,548	7,967			23,515

Cash and cash equivalents, end of period	$1,784	$8,398		$—	$10,182

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three- and nine-month periods ended September 30, 2004, compared with the corresponding periods in 2003.

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

In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased overall revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional and other costs, as we seek to elevate the position of our Seattle radio operations in the Seattle market. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first quarter of 2004 is less than the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market, and we expect that these investments will lead to improved operating performance for our Seattle radio stations. Nevertheless, the success of this programming is dependent on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball team nationwide beginning with the 2005 regular season. Though we retain broadcast rights under the Rights Agreement, we are not yet able to assess the impact of the announcement on our business.

In addition to our broadcasting operations, we own and operate Fisher Plaza and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of September 30, 2004, approximately 87% of Fisher Plaza was occupied or committed for occupancy, 42% of which was occupied by Fisher entities; compared to 70% occupied or committed for occupancy at December 31, 2003, of which Fisher entities occupied 41%. Revenues and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

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

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

(dollars in thousands) (Unaudited)	Nine Months Ended September 30,		Variance		Three months Ended September 30,		Variance
	2004	2003	$	%	2004	2003	$	%

Revenue
Television	$70,002	$64,124	$5,878	9.2%	$23,896	$20,892	$3,004	14.4%
Radio	38,585	35,273	3,312	9.4%	15,360	14,311	1,049	7.3%
Fisher Plaza	3,014	4,500	(1,486)	-33.0%	1,036	1,059	(23)	-2.2%
Corporate and eliminations	(84)	(39)	(45)		(41)	(36)	(5)

Consolidated	111,517	103,858	7,659	7.4%	40,251	36,226	4,025	11.1%
Cost of services sold
Television	31,830	32,914	(1,084)	-3.3%	10,710	10,785	(75)	-0.7%
Radio	19,514	19,545	(31)	-0.2%	8,693	7,837	856	10.9%
Fisher Plaza	889	1,277	(388)	-30.4%	85	308	(223)	-72.4%
Corporate and eliminations	1,216	372	844		382	76	306

Consolidated	53,449	54,108	(659)	-1.2%	19,870	19,006	864	4.5%
Selling expenses
Television	8,788	8,327	461	5.5%	3,039	2,882	157	5.4%
Radio	11,320	10,428	892	8.6%	4,068	3,930	138	3.5%
Fisher Plaza	749	327	422	129.1%	236	104	132	126.9%

Consolidated	20,857	19,082	1,775	9.3%	7,343	6,916	427	6.2%
General and administrative expenses
Television	12,786	13,326	(540)	-4.1%	3,893	4,023	(130)	-3.2%
Radio	5,858	6,301	(443)	-7.0%	1,860	2,125	(265)	-12.5%
Fisher Plaza	757	799	(42)	-5.3%	269	208	61	29.3%
Corporate and eliminations	6,692	10,240	(3,548)	-34.6%	2,095	3,270	(1,175)	-35.9%

Consolidated	26,093	30,666	(4,573)	-14.9%	8,117	9,626	(1,509)	-15.7%
Depreciation and amortization
Television	8,169	8,744	(575)	-6.6%	2,613	2,790	(177)	-6.3%
Radio	1,143	1,152	(9)	-0.8%	375	429	(54)	-12.6%
Fisher Plaza	2,816	1,747	1,069	61.2%	912	595	317	53.3%
Corporate and eliminations	127	144	(17)	-11.8%	40	45	(5)	-11.1%

Consolidated	12,255	11,787	468	4.0%	3,940	3,859	81	2.1%
Income (loss) from operations
Television	8,429	813	7,616		3,641	412	3,229
Radio	750	(2,153)	2,903		364	(10)	374
Fisher Plaza	(2,197)	350	(2,547)		(466)	(156)	(310)
Corporate and eliminations	(8,119)	(10,795)	2,676		(2,558)	(3,427)	869

Consolidated	(1,137)	(11,785)	10,648		981	(3,181)	4,162

Net gain (loss) on derivative instruments	(13,245)	460	(13,705)		(2,700)	49	(2,749)
Loss from extinguishment of long-term debt	(5,034)		(5,034)		(5,034)		(5,034)
Other income, net	2,247	5,746	(3,499)		780	658	122
Interest expense, net	(8,321)	(9,023)	702		(2,554)	(2,811)	257

Loss from continuing operations before income taxes	(25,490)	(14,602)	(10,888)		(8,527)	(5,285)	(3,242)
Benefit for federal and state income taxes	(9,121)	(5,829)	(3,292)		(3,315)	(2,007)	(1,308)

Loss from continuing operations	(16,369)	(8,773)	(7,596)		(5,212)	(3,278)	(1,934)
Loss from discontinued operations, net of income taxes	(132)	(2,758)	2,626			(1,020)	1,020

Net loss	$(16,501)	$(11,531)	$(4,970)		$(5,212)	$(4,298)	$(914)

Comparison of Fiscal Nine and Three-Month Periods Ended September 30, 2004, and September 30, 2003

Revenue

Each of our television broadcasting groups reported increased revenues in the first nine months of 2004, as compared to the same period of 2003. These increases were primarily attributable to higher political advertising, since 2004 is a national election year. The overall increase was also due to increased local advertising revenue in the first nine months of 2004, as compared to the first nine months of 2003, as we have focused significant efforts on improving our local advertising success. The overall increase in revenue was offset, in part, by decreased national non-political advertising primarily at our ABC-affiliated stations. This decline in national non-political advertising has affected many broadcasters in the industry, and we cannot predict whether or when this advertising category might strengthen in the future.

Based on information as defined and published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle and Portland television markets increased 9.8% and 13.7%, respectively, in the first nine months of 2004, as compared to the same period of 2003. Revenue at our Seattle and Portland television stations experienced spot revenue increases of 6.1% and 12.6%, respectively, in the first nine months of 2004, as compared to the first nine months of 2003. Spot revenue consists of local advertising, which is sold by a station’s staff directly to local accounts as well as national advertising sold through third-party agencies. We believe that the weak prime-time weekday performance of ABC programming over the past few years contributes to lower-than-market performance at these stations. Our Seattle and Portland total television revenues increased 8.4% and 11.2%, respectively, in the first nine months of 2004, as compared to the first nine months of 2003, due primarily to increased political advertising. Revenue from our remaining television stations increased by 14.3% in the first nine months of 2004, as compared to the first nine months of 2003.

Our Seattle and Portland total television revenues increased 15.7% and 18.5%, respectively, in the third quarter of 2004, as compared to the third quarter of 2003. Revenue from our remaining television stations increased by 15.0% in the third quarter of 2004, as compared to the third quarter of 2003. These increases were primarily attributable to higher political advertising in 2004.

Our radio operations showed strong revenue growth in the first nine months of 2004, compared to the first nine months of 2003, primarily as a result of KOMO AM’s continuing improved performance in the Seattle market. Excluding revenues specifically attributable to Seattle Radio’s continuing agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenues increased 62% in the first nine months of 2004, compared to the first nine months of 2003. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming, as well as the conversion of KOMO AM to an all-news format in September 2002. Miller Kaplan (which excludes sports programming) reported that radio revenues for the Seattle market grew 2.0% during the first nine months of 2004, as compared to the same period of 2003. Total Seattle Radio revenue increased 10.3% in the first nine months of 2004, as compared to the first nine months of 2003. Revenue from our Seattle Radio operations comprised approximately 77% of our total radio revenue in the nine months ended September 30, 2004.

In the third quarter of 2004, as compared to the third quarter of 2003, total Seattle Radio revenue increased 8.5%. Again, we attribute the increase primarily to the synergistic effect of the Seattle Mariners programming, as well as our converting KOMO AM to an all-news format in September 2002.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The decrease in revenue in the first nine months of 2004, as compared to the first nine months of 2003, was due to a significant penalty paid by a tenant during the first quarter of 2003 for early termination of a lease.

The slight decrease in revenue in the third quarter of 2004, as compared to the same quarter of 2003, was due primarily to somewhat lower lease renewal rates granted to a particular tenant over a longer lease term. The Seattle-area commercial real estate market continues to be soft, which may hinder our ability to increase occupancy at Fisher Plaza.

Cost of services sold

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The decrease in the television segment cost of services sold in the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, was primarily the result of lower programming and syndication costs. The decrease was offset somewhat by increased news department expenses. The decrease was much less pronounced in the third quarter of 2004, as compared to the third quarter of 2003, due in part to increased programming costs for the Jane Pauley Show, which first began airing on certain of our stations in late August 2004.

Higher cost of services sold at our radio segment in the three months ended September 30, 2004, as compared to the same period in 2003, was primarily attributable to timing differences relating to expensing Mariners baseball broadcast rights (with amortization based on proportional revenue as a percentage of total projected baseball season revenue) as well as a talent contract termination charge due to a change in programming at KVI AM in Seattle. Cost of services sold at our radio segment in the nine months ended September 30, 2004, were similar compared to the same period in 2003, but would have been lower excluding the talent contract termination in the third quarter of 2004.

The decrease in cost of services sold at Fisher Plaza in the three months and nine months ended September 30, 2004, as compared to the same 2003 periods, was primarily attributable to higher tenant occupancy, thereby providing for overall higher reimbursement of operating costs.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold. The increases in the third quarter and first nine months of 2004, as compared to the same periods of 2003, were due primarily to intersegment facilities-related expenses.

Selling expenses

The increases in selling expenses in the television and radio segments in the three and nine-month periods ended September 30, 2004, as compared to the same periods in 2003, were due primarily to increased promotional activities, as well as increased sales commissions on higher revenue levels. In March 2004, we hired a vice president and director of sales to implement strategic sales plans in our broadcasting organization.

Increased selling expenses at Fisher Plaza for the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, were due primarily to greater 2004 efforts to market Fisher Plaza, including the second phase of the facility which was first available for occupancy in the summer of 2003.

General and administrative expenses

The television and radio segments had lower general and administrative expenses in the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, due primarily to cost control measures that included the suspension of our 401(k) plan matching contributions. These savings were offset somewhat in the first quarter of 2004 as a result of employee termination expenses totaling approximately $510,000. In the first quarter of 2004, as a result of operational decisions and cost control measures, we terminated the employment of 23 people in our broadcast operations. We anticipate annual savings among various operating categories of approximately $1.5 million from this action.

The corporate group incurred lower expenses in the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, primarily as a result of reduced retention accruals, the absence of certain pension-related expenses that were recognized in 2003 in connection with a pension plan settled in the first quarter of 2003, a three-year charitable contribution commitment that resulted in a quarterly expense of $250,000 that concluded in 2003, as well as lower legal expenses. These decreases were offset in part by costs associated with additional finance and accounting personnel, as well as consulting and professional fees relating to increased regulatory requirements under the Sarbanes-Oxley Act of 2002. We expect to see higher corporate general and administrative expenses in the remainder of 2004, due in large part to increasing costs related to compliance with the Sarbanes-Oxley Act. In addition, in the second quarter of 2004, we recognized expenses totaling $471,000 relating to the early retirement of the Company’s former chief financial officer.

Depreciation

Depreciation for the television segment declined in the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, as a result of generally reduced capital spending over the past few years. The increase in depreciation in the Fisher Plaza segment in the three and nine-month periods ended September 30, 2004, as compared to the same periods of 2003, was primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service.

Net gain (loss) on derivative instruments

On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of December 31, 2003, our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. Changes in the value of the Forward Transaction have been based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

On April 28, 2004, we terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million which consisted of losses recorded in previous periods of $2.1 million and an additional loss of $436,000 recorded in the quarter ended June 30, 2004. As a result of this termination, the number of shares of Safeco Corporation common stock owned by the Company which were collateral for the Forward Transaction was reduced from 3.0 million to 2.6 million shares.

On November 4, 2004 we terminated all remaining tranches of the Forward Transaction. In connection with the termination, we paid a termination fee of $16.1 million, which represented a decrease of $654,000 from the amount which had been recognized as a derivative instrument liability as of September 30, 2004. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered. The termination will be accounted for in the fourth quarter of 2004 as an adjustment to net gain (loss) on derivative instruments.

In connection with the previous borrowings for our broadcasting operations, the broadcasting subsidiary entered into an interest rate swap agreement (the “Swap Agreement”) in March 2002, fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under these borrowings. The change in value of the Swap Agreement was recorded in the statement of operations. The interest rate swap expired in March 2004.

Net loss on derivative instruments in the nine-month period ended September 30, 2004 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $14.1 million, offset in part by a gain from changes in fair value of the Swap Agreement amounting to $907,000. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the nine-month period ended September 30, 2004. The Company recorded a $20.2 million pre-tax increase in value of its marketable securities during the nine-month period ended September 30, 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Net gain on derivative instruments in the nine-month period ended September 30, 2003 included losses resulting from changes in fair value of the Forward Transaction amounting to $1.0 million, and gain from changes in fair value of the Swap Agreement amounting to $1.5 million.

Net loss on derivative instruments in the third quarter of 2004 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $2.7 million. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the third quarter of 2004.

The Company recorded a $5.0 million pre-tax increase in value of its marketable securities during the third quarter of 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Net gain on derivative instruments in the third quarter of 2003 included a gain from changes in fair value of the Swap Agreement amounting to $957,000 and losses resulting from changes in fair value of the Forward Transaction amounting to $908,000.

Loss from extinguishment of long-term debt

On September 20, 2004, we completed the private placement of $150 million of 8.625% senior notes due 2014 and used the net cash proceeds to retire our previous debt facilities. As a result, we wrote off deferred loan costs totaling $2.0 million relating to our broadcasting and media services debt facilities, and paid an additional amount of $3.0 million to retire obligations under our variable Forward Transaction.

Other income, net

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decrease in the first nine months of 2004, in comparison to the first nine months of 2003, was due primarily to gains on the sales of marketable securities amounting to $3.7 million in the first quarter of 2003.

Interest expense

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense in 2003 relating to debt that was required to be repaid from the net proceeds from certain sales has been reclassified to discontinued operations. The decrease in interest expense in the three and nine-month periods ended September 30, 2004, compared to the same periods in 2003 is due in part to the expiration of the Swap Agreement in the first quarter of 2004.

The provision (benefit) for federal and state income taxes

The provision (benefit) for federal and state income taxes varies directly with pre-tax income. The effective tax rate generally varies from the statutory rate primarily due to a deduction for dividends received on our investment in shares of Safeco Corporation common stock.

Other comprehensive income (loss)

Other comprehensive income (loss) includes unrealized gain or loss on our marketable securities, unrealized gain on marketable securities reclassified to operations, and adjustments to reflect minimum pension liabilities. Unrealized gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity.

During the nine-month period ended September 30, 2004, the value of the marketable securities increased $13.1 million, net of tax. As of September 30, 2004, marketable securities consisted of 3.0 million shares of Safeco Corporation. The per-share market price of Safeco Corporation common stock was $45.65 at September 30, 2004, and $38.93 at December 31, 2003.

During the nine-month period ended September 30, 2003, the value of the marketable securities increased $1.3 million, net of tax. As of September 30, 2003, marketable securities consisted of 3.0 million shares of Safeco Corporation. The per-share market price of Safeco Corporation common stock was $35.35 at September 30, 2003, and $34.67 at December 31, 2002. In the first quarter of 2003, we reclassified $2.0 million after-tax gain to operations upon the sale of certain marketable securities. During the first quarter of 2003, we also recorded changes in our additional minimum pension liability amounting to $410,000, net of income taxes, in connection with one of our defined benefit pension plans that was settled in 2003.

Liquidity and Capital Resources

On September 20, 2004, we completed a $150.0 million private placement of 8.625% senior notes due 2014 and used the $143.9 million of the $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations under the Forward Transaction. As a result of the debt retirement and obligation settlement, we recorded a loss on extinguishment of long-term debt of $5.0 million, which consisted of $2.0 million of prepaid financing costs related to the prior debt and $3.0 million to retire obligations under our Forward Transaction. The Company also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is secured by substantially all of the Company’s assets (excluding certain real property and our investment in shares of Safeco Corporation common stock).

Our current assets as of the end of the quarter included cash and cash equivalents totaling $20.1 million. On November 4, 2004 we terminated all remaining tranches of the Forward Transaction. In connection with the termination, we paid a termination fee of $16.1 million, which represented a decrease of $654,000 from the amount which had been recognized as a derivative instrument liability as of September 30, 2004. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered. The termination will be accounted for in the fourth quarter of 2004 as an adjustment to net gain (loss) on derivative instruments. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the new credit facility to meet operating needs. As of September 30, 2004, the entire $20.0 million was available under the new credit facility.

Net cash provided by operating activities during the nine months ended September 30, 2004 was $3.3 million, compared to cash provided by operations of $3.4 million in the nine months ended September 30, 2003. Net cash provided by operating activities consists of our net loss, increased by non-cash expenses such as depreciation and amortization, net (gain) loss on derivative instruments, loss from extinguishment of long-term debt, decreased by changes in deferred income tax, and adjusted by changes in operating assets and liabilities. In the first nine months of 2004, we made significant tax payments relating to our gains on sale transactions in 2003; these payments represented a significant portion of the cash used in operating activities during the nine-month period ended September 30, 2004. Net cash used in investing activities during the period included $3.1 million, to purchase property, plant and equipment. In the nine-month period ended September 30, 2003, we purchased $10.8 million of property, plant and equipment and purchased a radio station license for $467,000; we also received $3.2 million from the collection of notes receivable, received $5.2 million in proceeds from the sale of marketable securities, and had $12.8 million cash relating to the Fisher Plaza project become unrestricted. Broadcasting is a capital-intensive business; however, we have no significant commitments or plans for the purchase of capital items.

Net cash provided by financing activities in the nine months ended September 30, 2004 was $7.3 million, comprised primarily of the $150.0 million senior notes offering and $11.0 million in borrowings under our former credit facilities. These cash activities were substantially offset by payments and retirements of borrowing agreements of $142.7 million, payments totaling $5.5 million to terminate one tranche of the Forward Transaction and pay additional amounts to settle our obligations under the Forward Transaction, and $5.2 million in transaction costs related to the senior notes offering and new senior credit facility. Net cash used by financing activities in the nine months ended September 30, 2003 was $26.7 million, consisting primarily of $25.8 million in payments under our borrowing agreements.

We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing.

As of September 30, 2004, the following table presents our contractual obligations (in thousands):

Future contractual obligations are as follows (in thousands):

12 Months Ending September 30	Debt Maturities	Broadcast Rights	Other Obligations	Operating Lease Obligations	Total
2005	$53	$20,070	$4,634	$1,025	$25,782
2006		19,648	4,851	873	25,372
2007		15,794	5,079	400	21,273
2008		12,528	3,018	238	15,784
2009		27	369	138	534
Thereafter	150,000			11	150,011

	$150,053	$68,067	$17,951	$2,685	$238,756

Commitments for broadcasting rights consist of $10,045,000 recorded in the Condensed Consolidated Balance Sheet as television and radio broadcast rights payable and other liabilities as of September 30, 2004 and $58,022,000 for future rights to broadcast television and radio programs. Other obligations consist of $8,780,000 in fees relating to future rights to broadcast television and radio programs and $9,171,000 for commitments under a joint sales agreement.

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

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is sales of advertising. Our ability to sell advertising depends on:

•	the health of the national economy, and particularly the economy of the Northwest region and Seattle, Washington and Portland, Oregon;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television and radio, and the Internet;

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders; and

•	other factors that may be beyond our control.

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

We incurred loss from continuing operations of $16.4 million for the nine months ended September 30, 2004. In the full fiscal year 2003, we had a loss from continuing operations of $14.8 million and in fiscal years 2002 and 2001 we incurred operating losses from continuing operations of $7.5 million and $1.4 million, respectively. Although we have committed resources to (1) streamline our broadcast operations and control expenses and (2) increase our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.

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

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to obtain additional financing, forego capital expenditures, or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements.

In addition, our debt instruments contain restrictions and covenants, including restrictions on our ability to engage in a merger, consolidation or sale of substantial assets, and the requirement under our $20.0 million senior credit facility that we maintain a cash flow ratio. If we are unable to stay in compliance with these covenants, then our debt could be accelerated. We cannot assure you that we would have sufficient cash to meet our debt obligations if they were to become immediately payable.

Our operating results are dependent on the success of programming aired by our television and radio stations.

Our advertising revenues are substantially dependent on the success of our network programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. For example, our Seattle and Portland television stations, which account for approximately 75% of our television broadcasting revenue, are affiliated with the ABC Television Network, with the remainder of our television stations affiliated with CBS Television Network. Popularity of programming on ABC has declined significantly in the last few years and has lagged behind other networks. This has contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Continued weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball team nationwide beginning with the 2005 regular season. Though we retain broadcast rights under the Rights Agreement, we are not yet able to assess the impact of the announcement on our business. We expect that any such broadcast will take the form of a simultaneous retransmission of our feed and will be available to XM Satellite Radio subscribers nationwide. Such a rebroadcast could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC that were extended through November 15, 2004. For 2003, approximately 75% of our television broadcasting revenues (and approximately 50% of our total revenues) were derived from our ABC affiliated stations. We are currently pursuing renewal of our ABC affiliation agreements. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

Our auditors identified a material weakness in our internal controls. If the material weakness recurs, or we fail to discover and address any other material weaknesses in our internal controls, we may not be able to report reliable financial information.

During 2003, our independent auditors reported to our audit committee certain matters involving internal controls that our independent auditors considered to be reportable conditions. These matters related to (1) the failure to recognize and record pension obligations and settlement losses in a timely manner and (2) the misclassification of certain proceeds from the sale of securities and collection on an installment note as cash flows from operating activities, which were subsequently reclassified as cash flows from investing activities. Also, with respect to 2003, our independent auditors observed additional adjustments to our financial statements relating to (1) certain out-of-period adjustments made between quarters in the amounts, net of taxes, of $76,000, $73,000 and $143,000, (2) an adjustment relating to a property sale amounting to $74,000, and (3) a write-down of deferred financing costs in the amount of $2,204,000 ($1,404,000 net of income taxes) relating to the payment of our debt in the fourth quarter of 2003 that was identified by our independent auditors prior to the issuance of our financial statements for fiscal 2003 but which had not been previously identified by us.

In connection with the audit of our financial statements for fiscal 2003, our independent auditors informed management and our audit committee that, taken together, the number of adjustments that were identified indicate the lack of an effective monitoring and oversight function during fiscal 2003, and concluded that this was a significant deficiency in our internal control structure, which they considered to be a material weakness under the then current accounting standards. In light of these matters, we now believe that a material weakness existed as of the end of the third fiscal quarter of 2002, as of the end of the 2002 fiscal year, as of the end of the first, second and third fiscal quarters of 2003 and as of the end of the 2003 fiscal year.

We have taken actions to correct this material weakness. In particular, we have, among other things: (1) increased our finance staff; (2) continued the process of evaluating compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and related rules; (3) commenced the use of a new disclosure and control procedure checklist in connection with preparation of our financial statements and periodic reports; and (4) established a practice regarding review and evaluation of significant one-time transactions.

We cannot assure you that the actions we have taken to correct the material weakness identified by our independent auditors will prevent the deficiency that resulted in the material weakness from recurring in the future, and the failure to do so could prevent us from reporting reliable financial information. In addition, our failure to discover and address, effectively and on a timely basis, any other material weakness in our internal controls could negatively impact our financial reporting and our business. The additional finance and accounting staff we hired will need to familiarize themselves with our company and the broadcasting industry. In addition, we may not be able to hire additional finance personnel or replace current personnel due to a variety of factors, including, but not limited to, a general shortage of workers who have the accounting background that meets our needs. We may also experience higher than anticipated operating expenses and outside auditor fees as a result of the implementation of these changes and thereafter.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we will be required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our auditors will be required to attest to and report on, management’s assessment. To issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. There can be no assurance, however, that we will be able to complete the work necessary for our management to issue its report in a timely manner or that management or our auditors will conclude that our internal controls are effective.

Because our cost of services are relatively fixed, a downturn in the economy would harm our operations, revenue, cash flow and earnings.

Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results during 2002 and 2003, as well as in 2004, were adversely impacted by a soft economy, and weak economic conditions in these markets would harm our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, a downturn in the national economy has resulted and may continue to result in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

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

Approximately $38 million, or 9% of our total assets as of September 30, 2004, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, in 2002 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with SFAS 142.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

The September 11, 2001 terrorist attacks and the war in Iraq caused regularly scheduled programming to be pre-empted by commercial-free network news coverage of these events, which resulted in lost advertising revenues. In the future, we may again experience a loss of advertising revenue and incur additional broadcasting expenses in the event that there is a terrorist attack against the United States or if the United States engages in foreign hostilities. As a result, advertising may not be aired, and the revenue for the advertising on such days will be lost, adversely affecting our results of operations for the period in which this occurs. In addition, there can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such pre-emption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could harm our results of operations.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules were stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed adequately to support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. Barring a successful appeal to the U.S. Supreme Court, the FCC will review the matter and issue a revised order, which will then be subject to further review on appeal. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.

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

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at September 30, 2004, represented 32% of our assets and provided $2.2 million and $1.1 million in dividend income for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, Safeco Corporation reduced its quarterly dividend from $0.37 to $0.185 per share. In October 2004, Safeco Corporation increased its quarterly dividend from $0.185 to $0.22 per share.

We may be required to make additional unanticipated investments in HDTV technology, which could harm our ability to fund other operations or repay debt.

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (“HDTV”), our stations in certain smaller markets do not, because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. These special temporary authorizations must be renewed every six months, and there is no assurance that the FCC will continue to extend these authorizations. If the FCC does not extend the authorizations for Fisher’s smaller stations, then we may be required to make additional investments in digital broadcasting to maintain the licenses of our smaller market stations. This could result in less cash being available to fund other aspects of our business or repay debt. In August 2004, the FCC adopted a Report and Order establishing firm deadlines for digital stations to maximize power. Generally, stations affiliated with top-four networks in the top 100 markets must construct full power facilities by July 1, 2005, and all others by July 1, 2006, or they will lose interference protection on their digital channel. The FCC has also adopted, in September 2004, a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process will start in November 2004 with licensees filing certain pre-election certifications, and it is estimated that it will be completed by August 2006. We are unable to predict at this time which DTV channels we will be able to obtain through this process.

Failure in our information technology systems would disrupt our operations, which could reduce our customer base and result in lost revenues. Our computer systems are vulnerable to viruses, unauthorized tampering, system failures and potential obsolescence.

Our operations depend on the continued and uninterrupted performance of our information technology systems. Despite our implementation of network security measures, our servers and computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Our computer systems are also subject to potential system failures and obsolescence. Any of these events could cause system interruption, delays and loss of critical data that would adversely affect our reputation and result in a loss of customers. Our recovery planning may not be sufficient for all eventualities.

We may experience disruptions in our business if we acquire and integrate new television or radio stations.

As part of our business strategy, we plan to continue to evaluate opportunities to acquire television or radio stations. There can be no assurance that we will find attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, or if the costs of such integration exceed expectations, our operating results and financial condition could be adversely affected. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Any of these occurrences could adversely affect our operating results and financial condition.

Our ownership and operation of Fisher Plaza is subject to risks, including those relating to the economic climate, local real estate conditions, potential inability to provide adequate management, maintenance and insurance, potential collection problems, reliance on significant tenants, and regulatory risks.

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable, or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

Our operations may be adversely affected by earthquakes and other natural catastrophes in the Northwest.

Our corporate headquarters and all of our operations are located in the Northwest. The Northwest has from time to time experienced earthquakes and experienced a significant earthquake on February 28, 2001. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Our broadcasting towers may also be affected by other natural catastrophes, such as forest fires. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or other natural catastrophes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

As a result of our September 20, 2004 private placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of September 30, 2004, is now at a fixed rate. We may consider entering into interest rate swap agreements at such times as our management may deem appropriate. As of September 30, 2004, our fixed-rate debt totaled $150.0 million. The fair value of our fixed-rate debt is estimated to be at its carrying amount. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2004, amounted to approximately $8.6 million.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of September 30, 2004 was $137.1 million. Marketable securities consist of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of September 30, 2004, these shares represented 2.2% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. Mr. William W. Krippaehne, Jr., President, CEO, and a Director of the Company, is a Director of Safeco Corporation. A hypothetical 10% change in market prices underlying these securities would result in a $13.7 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. As of September 30, 2004, 2.6 million shares of Safeco Corporation common stock owned by the Company were pledged as collateral under the Forward Transaction; however, the Forward Transaction was terminated effective November 1, 2004, and all the shares of Safeco Corporation common stock owned by the Company are now unencumbered.

As of September 30, 2004 the derivative portion of the Forward Transaction had a fair market value resulting in a liability of $16.7 million, and the resulting loss of $14.2 million during the nine months ended September 30, 2004 is included in net gain (loss) on derivative instruments in the accompanying consolidated financial statements.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s last fiscal quarter ended September 30, 2004, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the Company’s last fiscal quarter ended September 30, 2004, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the third quarter of 2004, we made the following changes to our internal controls over financial reporting:

•	In September 2004, we hired a Corporate Controller.

•	We further documented and refined our quarterly close procedures at our corporate office, including an enhanced review and sign-off process.

Except for these changes, we have made no other changes in internal control over financial reporting during the third fiscal quarter of 2004 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement and we plan to continue to add additional qualified staff in our corporate finance department and ensure proper training of our staff as necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

4.1	Indenture dated September 20, 2004 between Fisher Communications, Inc., certain subsidiary guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed September 21, 2004).

4.2	Registration Rights Agreement dated September 20, 2004 between Fisher Communications, Inc., certain subsidiary guarantors and Wachovia Capital Markets LLC (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed September 21, 2004).

10.1	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 21, 2004).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: November 8, 2004	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture dated September 20, 2004 between Fisher Communications, Inc., certain subsidiary guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed September 21, 2004).

4.2	Registration Rights Agreement dated September 20, 2004 between Fisher Communications, Inc., certain subsidiary guarantors and Wachovia Capital Markets LLC (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed September 21, 2004).

10.1	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 21, 2004).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.