Form 10-K
period 2004-12-31
FISHER COMMUNICATIONS INC
filed 2005-03-25
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $1.25 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☒ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sale price reported on the Nasdaq National Market as of June 30, 2004, was approximately $337,200,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2005 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,618,781

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2005, are incorporated by reference under Part III of this Report.

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

Company Description

Fisher Communications, Inc. is an integrated media company that has been in the broadcasting business since 1926. We own and operate nine network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a tenth television station. We have long-standing network affiliations with ABC and CBS. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. Seattle and Portland are our two largest markets for both television and radio. We own ABC network affiliates in Seattle and Portland, which are both within the top 25 DMA television markets as determined by Nielsen Media Research. We also own three radio stations in Seattle, the 14th largest radio market, as determined by BIA Financial Network, Inc. Our television stations reach 3.5 million households (approximately 3.3% of U.S. television households) according to Nielsen Media Research. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

We conduct our operations through two subsidiaries, Fisher Broadcasting Company and Fisher Media Services Company. Our broadcasting operations provided approximately 97% of consolidated revenue from continuing operations in 2004, with television broadcasting accounting for approximately 68% and radio broadcasting accounting for approximately 32% of our 2004 broadcasting revenue.

Fisher Media Services Company owns and operates Fisher Plaza, a facility located near downtown Seattle that is designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of $120.3 million as of December 31, 2004.

We also own approximately 3.0 million shares of the common stock of Safeco Corporation, a publicly traded insurance and financial services corporation. We have been a stockholder of Safeco Corporation since 1923. The market value of our investment in Safeco Corporation common stock as of December 31, 2004 was approximately $156.8 million.

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. We employed 898 full-time employees as of December 31, 2004. Approximately 13% of our workforce, located primarily at our KOMO TV, KATU, and KBCI TV operations, are subject to collective bargaining agreements. We believe we have good working relations with our employees. Note 12 to the Consolidated Financial Statements contains information regarding our industry segments for the years ended December 31, 2004, 2003, and 2002. We report financial data for three reportable segments: television, radio and Fisher Plaza.

Television Broadcasting

The following table sets forth selected information about our television stations:

Station	Market Area	DMA(1) Rank	Network Affiliation	Average Audience Share(2)	Number of Commercial Stations in DMA	Rank in Market(2)	Expiration Date of Affiliation Agreement
KOMO	Seattle-Tacoma, WA	12	ABC	9.5%	14	3	September 1, 2004(3)
KATU	Portland, OR	24	ABC	9.5%	6	3	September 1, 2004(3)
KVAL	Eugene, OR	120	CBS	18.0%	5	1	February 28, 2006
KCBY	Coos Bay, OR	120	CBS	NA	2	NA	February 28, 2006
KPIC(4)	Roseburg, OR	120	CBS	NA	2	NA	February 28, 2006
KBCI	Boise, ID	122	CBS	10.0%	6	2	February 28, 2006
KIMA(5)	Yakima, WA	126	CBS	12.0%	5	1	February 28, 2006
KEPR(5)	Pasco/Richland/ Kennewick, WA	126	CBS	12.0%	5	1	February 28, 2006
KLEW(6)	Lewiston, ID	NA	CBS	NA	1	NA	February 28, 2006
KIDK	Idaho Falls-Pocatello, ID	164	CBS	11.3%	5	2	February 28, 2006

(1)	DMA represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share. DMA Rank represents the DMA ranking by size of the market area in which our station is located. DMA Rank is based on January 2004 estimates published by Nielsen Media Research. “NA” refers to Not Available.

(2)	Except for the Eugene, Oregon market, average audience share and rank in market are based on Nielsen Media Research data for the February, May, July and November 2004 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m. With respect to the Eugene, Oregon market, average audience share and rank in market are based on BIA Financial Network, Inc. data for the February, May, July and November 2004 rating periods, Sunday to Saturday, 9 a.m. to midnight.

(3)	Effective December 2004, we signed a letter of agreement with the ABC Television Network outlining terms subject to and conditioned on the execution of a long-form affiliation agreement. Until the long-form affiliation agreement is fully executed, these stations are expected to operate under the terms of the letter of agreement.

(4)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(5)	Station ranking is for two-station group designated as KIMA+ by Nielsen Media Research.

(6)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho, Clarkston, Washington audience that is only a small portion of the Spokane DMA.

We have been affiliated with ABC since 1958 and with CBS since 1999.

Television Markets and Stations

KOMO TV, Seattle-Tacoma, Washington

Market Overview. KOMO TV operates in the Seattle-Tacoma market, which has approximately 1.7 million television households and a population of approximately 4.2 million. This station has been operating since 1953.

In 2004, approximately 86% of the population in the DMA received local stations via cable, and or alternative delivery systems: 72% of the population subscribed to cable and 15% via alternative delivery systems (i.e., satellite) (Nielsen Media Research). The 2004 television revenue for the Seattle-Tacoma DMA was estimated to be $326.9 million, as reported by Miller Kaplan. Of that number, approximately $40.6 million was attributable to political advertising. Major industries in the market include software, aerospace, manufacturing, biotechnology, forestry, telecommunications, transportation, retail and international trade. Major employers include Microsoft, Boeing, Safeco, Paccar, Nintendo, the University of Washington, Washington Mutual, Inc. and Weyerhaeuser.

Station Performance. KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 41.5 hours of live local television news per week on its analog and digital channels. KOMO TV produces Northwest Afternoon, a Monday-Friday, 60-minute talk program, which has been the top-rated local talk show in the Northwest region since its premiere in 1984. The Radio and Television News Directors Association (“RTNDA”) honored KOMO TV News with two Edward R. Murrow national awards – Best News Series and Best Feature in 2003. The National Association of Television Arts and Sciences awarded 14 Emmys to the station for program and individual excellence in 2004.

KATU, Portland, Oregon

Market Overview. KATU serves the Portland market, which has approximately 1.0 million television households and a population of approximately 2.7 million. Approximately 58% of Portland’s population subscribed to cable in 2004, while approximately 20% of households are listed as subscribers to alternative delivery systems (Nielsen Media Research). The 2004 television revenue for the Portland DMA was estimated to be $190 million, as reported by Miller Kaplan. Of that number, approximately $26 million was attributable to political advertising. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Intel, Nike, Hewlett Packard Development Company, Legacy Health System and Kaiser Permanente.

Station Performance. KATU currently broadcasts 33 hours of live local news weekly. For over 26 years, KATU has provided local program production for the Portland market. Central to this commitment, the station produces and airs AM Northwest, one of the country’s longest running live Monday-Friday local talk/information programs. In 2004, KATU won 18 Associated Press awards, including four first place awards for Best Hard News Reporting, Best Feature Reporting, Best Weathercast and Best Investigative Reporting. In addition, KATU News received 18 Emmy nominations, winning three, and was honored with 13 awards from The Society of Professional Journalists, including four First Place Awards.

KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon

Market Overview. The KVAL TV broadcast studios are located in Eugene, Oregon. KCBY TV, in Coos Bay and KPIC TV, in Roseburg, are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The population of the Eugene/Springfield, Roseburg and Coos Bay/North Bend area is approximately 564,000. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities - University of Oregon in Eugene and Oregon State University in Corvallis, as well as Hynix Semiconductor, Hewlett-Packard Development Company, Symantec Software, Sacred Heart Medical Center, Monaco Motor Coach, Levi Strauss Company, The Dell Computer Call Center and Roseburg Forest Products.

Station Performance. KVAL has some of the top nationally syndicated programs with Live with Regis and Kelly, Dr. Phil, The Oprah Winfrey Show, Wheel of Fortune and Jeopardy, as well as the longest tenured local newscast in the market. KVAL does not subscribe to Nielsen Media Research data at this time, but does have access to ongoing qualitative marketing information, including local rating information from The Media Audit, an audience survey that provides various media exposure information, including television channels viewed in total and by dayparts. KVAL broadcasts 17 hours of live local news per week and rebroadcasts its 6 PM newscast at 6:30 PM on cable Channel 12 on the Eugene/Springfield Comcast Cable System. KVAL TV produces a local news window on CNN Headline News 18 times per day, every day. KVAL has a long tradition of award-winning news, public affairs programming and information. KVAL, KCBY and KPIC are unique in the broadcast community in that they can broadcast news, information, weather and commercialization, regionally. In addition to broadcasting its signal throughout the DMA, KVAL has the ability to distribute local content to the Eugene, Roseburg, Coos Bay, Florence and Corvallis/Albany areas.

KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

Market Overview. KEPR TV and KLEW TV are KIMA TV’s satellite stations. KIMA TV serves the Yakima, Washington area and KEPR TV serves the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 579,000 people in approximately 207,000 TV households and has a 55% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston’s KLEW TV serves approximately 165,000 people in approximately 65,000 TV households with a 59% cable penetration.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale/retail, service and tourism industries. Major employers include Battelle, Con Agra, Duratek, Tyson, Energy NW, CH2M Hill, Fluor Hanford, Bechtel, Lockheed Martin, Potlatch and Siemens Power Corporation.

Station Performance. KIMA and KEPR each broadcast 9.5 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, KIMA/KEPR reaches 47% of all of the local news audience at 6 PM against both ABC and NBC local news and KIMA TV alone has double the households of the other two news stations combined. KLEW TV broadcasts 7.5 hours of scheduled live, local news per week.

KBCI TV, Boise, Idaho

Market Overview. KBCI serves the Boise, Idaho DMA, which has a total population of approximately 588,000 and approximately 224,000 TV households. An estimated 40% of the television households in the Boise DMA subscribe to cable television with another 28% subscribing to an alternative delivery system (Nielsen Media Research). Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, U.S. Bank, Idaho Power Company, Boise Cascade (formerly Boise/Office Max), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, and the Idaho State government.

Station Performance. KBCI currently broadcasts 12 hours per week of live local news programs. The station has won numerous awards for excellence in television broadcasting, including the 2003 Alfred I. DuPont Award for Investigative Journalism for “Shake Up at City Hall.”

KIDK TV, Idaho Falls-Pocatello, Idaho

Market Overview. KIDK serves the Idaho Falls-Pocatello market, which has approximately 113,000 TV households and a population of approximately 309,000. In 2004, an estimated 42% of the television households subscribed to cable, with another 37% subscribing to an alternative delivery system (Nielsen Media Research). The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University and BYU-Idaho.

Station Performance. KIDK broadcasts 14 hours per week of live local news programs. KIDK operates from its main studio in Idaho Falls. It also shares a site in Pocatello with the local ABC affiliate that is used for sales and joint newsgathering in the Pocatello area. KIDK and KBCI share relevant news and information content. In 2003, KIDK received “Best Newscast” honors from the Idaho State Broadcasters’ Association.

Television Broadcasting Industry

Commercial television broadcasting began in the United States on a regular basis in the 1940s. The FCC grants licenses to build and operate broadcast television stations, and currently, a limited number of channels are available for television broadcasting in any one geographic area. Television stations that broadcast over the VHF band generally have some competitive advantage over those that broadcast over the UHF band (channels above 13) because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band.

There are approximately 109 million U.S. television households of which approximately 74 million are wired cable households, and a total of approximately 93 million receive television via cable or an alternative delivery service. (Alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems.) Overall household television viewing is 56 3/4 hours per week, on average. (Nielsen Media Research)

Television stations primarily receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenues render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenues of individual broadcast television stations. We are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies, employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of such revenue in election years depends on many factors, such as whether Washington and Oregon are contested states in a presidential election and the extent of local and regional ballot initiatives.

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which Fisher Broadcasting’s stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”) and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.

Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. During periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers. The competition between the networks is keen and the success of any network’s programming can vary significantly over time. During non-network time periods, each station competes on the basis of the performance of its local and syndicated programming using a combination of self- produced news, public affairs and other entertainment programming to attract viewers. The competition between stations in non-network time periods is intense, and here, too, success can vary over time.

Our stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenues.

Other sources of competition for Fisher Broadcasting’s television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders and television game devices), Internet websites, wireless cable and satellite master antenna television systems. Fisher Broadcasting’s stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Fisher Broadcasting competes with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Programming. Competition for syndicated programming involves negotiating with national program distributors, or producers. Our stations compete against in-market broadcast stations, as well as station groups, for exclusive access to syndicated programming. Cable system operators generally do not compete with local stations for programming; however various national cable networks acquire programs that might have otherwise been offered to local television stations.

Advertising. Advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Our stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, direct broadcast satellite services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Our television stations are located in highly competitive markets.

Radio Markets and Stations

Seattle Radio

The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

	Station	Dial Position	Power	National Market Rank(1)	Audience Listening		Format
Market					Rank in Market(2)	Station Share(2)
Seattle, WA				14
	KOMO AM	1000 kHz	50 kW		5	3.9%	News
	KVI AM	570 kHz	5 kW		15	2.7%	Talk
	KPLZ FM	101.5 MHz	100 kW		17	2.4%	Hot Adult Contemporary

(1)	National Market Rank for Seattle, WA is based on data published in BIA Financial Network Inc.’s Market Financial Report in June 2004. This market ranked by BIA Financial Network is comprised of the Seattle-Tacoma, WA region.

(2)	Rank and station information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Seattle, Washington: Arbitron Radio market Report four-book average – Winter 2004 through Fall 2004. There are 56 commercial radio stations in the Seattle market. Source: BIA Financial Network, Inc.

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,150,000 with news and entertainment radio services. The 2004 radio revenue for the Seattle-Tacoma Metropolitan Statistical Area (“MSA”) was estimated to be $200 million, as reported by Miller Kaplan. KOMO AM, KVI AM and KPLZ FM have each been in operation since 1926, 1926 and 1959, respectively. Since November 2002, KOMO AM, which utilizes an all news format, has been the flagship station for Seattle Mariners baseball serving more than 40 network affiliate radio stations in six states. KVI AM is the market’s Fox News and Talk radio station with a mix of local and national issue-oriented programming. KPLZ FM programs Adult Contemporary/Top 40 music with veteran morning personalities Kent Phillips and Alan Budwill. Fisher Radio Seattle stations have won several awards for news coverage from the RTNDA and the Associated Press.

Effective March 1, 2002, Fisher Broadcasting Seattle Radio LLC entered into a Joint Sales Agreement with classical music station KING FM. Pursuant to the agreement, the licensee of the station, Classic Radio, Inc., retains all operating accountability, while we pay KING FM a flat fee, subject to annual adjustment, and a share of the net revenue generated by the sale of advertising time for the right to sell substantially all the commercial advertising on the station. This agreement runs through 2007 unless sooner terminated pursuant to its terms.

Fisher Radio Regional Group

The following table sets forth general information for Fisher Radio Regional Group Inc.’s stations and the markets they serve.

Market	Station	Dial Position	Power	Audience Listening		Format
				Rank in Market(1)	Station Share(1)
Billings, MT
	KRKX	94.1 FM	100kW	T7	5.1%	Classic Rock
	KRZN	96.3 FM	100kW	12	3.8%	Active Rock
	KYYA	93.3 FM	100kW	T5	5.8%	Hot Adult Contemporary
	KBLG(2)	910 AM	1kW(2)	T7	5.1%	News/Talk
Missoula, MT
	KZOQ	100.1 FM	13.5 kW	1	9.2%	Classic Rock
	KXDR	98.7 FM	100kW	7	6.4%	Hot Adult Contemporary.
	KGGL	93.3 FM	43 kW	3	7.9%	Country
	KYLT	1340 AM	1 kW	10	2.3%	Oldies
	KGRZ	1450 AM	1 kW	12	2.2%	Sports/Talk
	KBQQ	106.7 FM	13.5 kW	6	7.0%	Oldies
Great Falls, MT
	KAAK	98.9 FM	100 kW	T1	13.3%	Hot Adult Contemporary
	KINX	107.3 FM	94 kW	T10	4.2%	Active Rock
	KQDI (FM)	106.1 FM	100 kW	T3	8.4%	Classic Rock
	KXGF	1400 AM	1 kW	9	4.8%	Pop Standard
	KQDI (AM)	1450 AM	1 kW	T5	6.0%	News/Talk
	KIKF	104.9 FM	94 kW	T10	3.6%	Country
Butte, MT
	KMBR	95.5 FM	50 kW	2	16.1%	Classic Rock
	KAAR	92.5 FM	4.5 kW	5	4.6%	Country
	KXTL	1370 AM	5 kW	6	1.6%	Oldies/Talk
Wenatchee, WA
	KYSN	97.7 FM	9.3 kW	3	9.6%	Country
	KWWW(3)	96.7 FM	0.4 kW	2	11.7%	Hot Adult Contemporary
	KZPH	106.7 FM	6 kW	9	3.5%	Classic Rock
	KAAP	99.5 FM	5.3 kW	8	3.8%	Soft Adult Contemporty
	KWWX	1340 AM	1 kW	11.3%		Spanish

(1)	Rank and station information in the above chart refers to average quarter-hour share of listenership among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Fall, 2004; (b) Missoula, Montana: Eastlan Resources, Fall, 2004 Missoula/Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Fall, 2004; (d) Butte, Montana: Arbitron Ratings 2004 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Fall 2004 Wenatchee Market Report. “T” refers to tie.

(2)	KBLG, Billings, operates with power of 1,000 watts during the day and 64 watts during the night.

(3)	KWWW serves the city of Wenatchee via a translator, owned by an outside party. The translator broadcasts at 103.9 on the FM dial, with a licensed output power of 10 watts.

We own and operate 19 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and five stations in the Wenatchee, Washington area.

Billings is the largest city in Montana, with a metropolitan population of approximately 125,000. It serves as a retail hub for portions of three states and home to a regional medical center and three colleges. Primary industries include agriculture and oil refining.

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

We operate five radio stations in an area including Wenatchee, Quincy and Moses Lake, Washington. These three cities in central Washington have a regional population of approximately 90,000. Agriculture is the primary industry, and Wenatchee is known as “the apple capital of America.” The region has no local television stations, so radio stations play an important role in the lives of these communities. Approximately one-quarter of the region’s population is Hispanic, and one of Fisher’s stations is the heritage Spanish-language station.

Radio Broadcasting Industry

Commercial radio broadcasting began in the United States in the early 1920s. Only a limited number of frequencies are available for broadcasting in any one geographic area. The FCC grants the license to operate a radio station. Currently, two commercial radio broadcast bands provide free, over-the-air radio service, each of which employs different methods of delivering the radio signal to radio receivers. The AM band (amplitude modulation) consists of frequencies from 530 kHz to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 MHz to 108 MHz.

Radio station revenues are generally affected by the same economic trends and factors as television station revenues, as described in the section entitled “Television Broadcasting Industry” above.

Radio Broadcasting Competition

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

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 GHz). Two companies, XM Satellite Radio, Inc. and Sirius Satellite Radio Inc., have commenced offering programming via S-Band satellite channels. Each company offers approximately 100 different programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but their systems do not presently have the capability of inserting local commercials. Radios capable of receiving these new digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to compete for local advertising revenues, they will compete for listenership, and may dilute the overall radio audience. Recently, XM announced that they are providing traffic and weather reports into select local markets, including Seattle. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball team nationwide beginning with the 2005 regular season. Though we retain broadcast rights under our rights agreement with the Seattle Mariners, we are not yet able to assess the impact of the announcement on our business. We are uncertain what form the broadcast may take to be available to XM Satellite Radio subscribers. Such a rebroadcast could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

Audience. Fisher Broadcasting’s radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, Internet, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station’s cumulative audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the time spent listening, both of which are intended to establish a station’s share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create disruptions that can harm the performance of the station. We have experienced this effect.

The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations. The number of entities streaming audio abated somewhat during 2001, as some traditional broadcasters and Internet broadcasters temporarily curtailed their streaming, due to uncertainty relating to music royalties. According to a July 2003 survey by the Arbitron Company and Edison Media Research, 45% of the U.S. population age 12 and over who have access to the Internet have either watched or listened to streaming media. In June 2002, the Librarian of Congress issued a decision setting the rates for the compulsory copyright license which covers the performance rights in the sound recordings used in Internet streaming audio transmissions by radio stations and other music providers. The rates adopted in June covered the sound recordings used in the period from October 1998 through December 31, 2002. The affected parties have reached a negotiated settlement of the rates for the use of sound recordings on the Internet for the period from January 1, 2003 through December 31, 2004; that settlement awaits approval by the Copyright Office. We cannot predict what effect the rates will have on streaming audio as a competitor to over-the-air radio.

Advertising. Advertising rates are based on the number and mix of media outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers’ messages to programming. Our radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspapers, yellow page directories, direct mail, Internet and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.

Federal Regulation

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover allotment of TV channels to particular communities, approval of station operating parameters, issuance, renewal, revocation or modification of licenses, changes in the ownership or control of licensees, regulation of equipment, and the ownership, operation, and employment practices of stations. The FCC has the power to impose penalties, including fines or license revocations, for violations of its rules.

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

New Licenses. TV and FM channels are allotted to particular communities. The FCC may change such allotments from time to time. The FCC periodically accepts applications for authority to construct new TV and FM stations on unused allotted channels. New AM stations are approved based upon a sophisticated engineering showing demonstrating compliance with the complex technical rules designed to limit interference with existing stations. Auctions are held by the FCC if more than one party files an application for the same unused FM or TV allotment and for any new AM facility. A petition to deny a winning application must be resolved through FCC consideration of the applicant’s qualifications and the application’s compliance with FCC rules.

Assignments and Transfers. Assignment of a license or transfer of control of a broadcast licensee requires prior FCC consent. An application seeking such consent must be filed with the FCC. Public notice of such filings is provided, and interested parties may petition to deny such applications. The FCC considers the qualifications of the purchaser, the compliance of the transaction with rules, and other factors in order to determine whether the public interest would be served by such change in ownership. An evidentiary hearing may be conducted if there are unresolved substantial and material questions of fact.

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

Failure to observe FCC rules and policies, including, but not limited to, those discussed in this document, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

While the vast majority of such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years.

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

The license terms of our radio stations in Washington expire February 1, 2006. The license terms for all of our Montana radio stations expire on April 1, 2005. The non-renewal or revocation of one or more of our FCC licenses could harm our radio broadcasting operations.

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

National Television Ownership Limits

FCC rules prohibit a single entity from holding an attributable interest in TV stations that have an aggregate national audience reach exceeding 39% of television households (the “National Television Ownership Limits”). The FCC counts the television households in each Nielsen DMA in which a party has an attributable interest in a television station as a percentage of the total television households in the DMAs. Only 50% of the television households in a DMA are counted toward the 39% national restriction if the owned station is a UHF station.

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power TV station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple TV stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two TV stations in the same DMA is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power TV stations will remain after the combination is created, or where certain waiver criteria are met. A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market.

Local Radio Ownership Limits

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by Arbitron, or, in the case of communities outside all rated markets, certain overlapping signal contours (the “Local Radio Ownership Limits”). Depending on the size of market, a single entity may have an attributable interest in from two to eight commercial radio stations.

Cross-Ownership Restrictions

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

The FCC’s current rules effectively prohibit a radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily English-language newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the “Broadcast-Newspaper Cross-Ownership Rule”). FCC rules limit the ability of an entity to own an attributable interest in broadcast and daily English-language newspapers in the same market.

If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers or cable systems, or if a proposed acquisition by us would cause a violation of the FCC’s multiple ownership rules or cross-ownership restrictions, we may be unable to obtain from the FCC one or more authorizations needed to conduct its business and may be unable to obtain FCC consents for certain future acquisitions.

Local Marketing Agreements. A number of television and radio stations have entered into local marketing agreements (“LMAs”). Such agreements typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the brokered station. Pre-existing television LMAs entered into prior to November 5, 1996, have been grandfathered, conditioned on the FCC’s 2004 biennial review. During this initial grandfathering period and during the pendency of the 2004 review, these LMAs may continue in full force and effect, and may also be transferred and renewed by the parties, though the renewing parties and/or transferees take the LMAs subject to a status review of the LMA as part of the 2004 biennial review. At that time, the FCC will reevaluate these grandfathered television LMAs, on a case-by-case basis. The FCC’s rules also prohibit radio stations from simulcasting more than 25% of their programming on a commonly owned station or through a time brokerage or LMA arrangement where the stations are in the same service (AM-AM or FM-FM) and serve substantially the same area.

Joint Sales Agreements. Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements (“JSAs”). Typically these involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Currently, radio station JSAs involving more than 15% of the advertising of a radio station in the same market are deemed by the FCC to give the broker an attributable interest in the brokered station. We currently broker the sale for advertising time on an FM station in Seattle pursuant to a JSA. While that will result in Fisher being considered to have an attributable interest in that station, such attribution will not cause us to exceed the FCC’s local radio ownershihp or cross-ownership limitations. In contrast, television stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. There is a pending FCC proceeding to extend attribution to television JSAs.

Biennial Regulatory Reviews. The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June, 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition, based upon geographic areas, rather than contour overlaps. That decision significantly modified the multiple ownership rules related to television. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Rules to permit a single party to have an attributable interest in up to three television stations in certain very large DMAs; and reduced the number of separately-owned full-power TV stations that must exist in a DMA to justify a party holding an attributable interest in two TV stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and TV stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and the FCC has undertaken a proceeding whether to establish a similar standard for television JSAs. Legislation adopted in January 2004 lowered the National Television Ownership Limits to 39% national aggregate audience reach. In June 2004, the U.S. Court of Appeals issued a decision upholding portions of the FCC decision, but concluded that the decision failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its existing stay of the effectiveness of those rules. It subsequently allowed those portions of the new rules relating to radio ownership to go into effect. Several parties other than the FCC have sought review of the decision by the U.S. Supreme Court. If the Supreme Court declines to review the matter, or reviews the matter but affirms the Court of Appeals decision, the FCC will review the matter and issue a revised order, which will then be subject to further review on appeal. We cannot predict, whether, how or when the new rules will be modified, ultimately implemented as modified or repealed in their entirety.

Omnibus Appropriations Act. In January 2004, the Fiscal Year 2004 Omnibus Appropriations Act became effective. That law overrides the existing FCC rules and the FCC’s June 2003 decision to modify the National Television Ownership Limits by creating a statutory 39% cap on the national aggregate audience reach by any television licensee.

Alien Ownership. The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a licensee entity, or more than a 25% interest in the parent entity of a licensee. We believe that, as presently organized, we comply with the FCC’s foreign ownership restrictions.

Network Affiliate Issues. FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, or (iii) permit affiliates to substitute programs believed to be of greater local or national importance than for network programming. An FCC proceeding to review certain of these rules remains outstanding.

Other Matters. The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped, and equal employment opportunities (“EEO”) rules requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rules also require each station to (i) widely disseminate information concerning its full-time job vacancies, with limited exceptions, (ii) provide notice of each full-time vacancy to certain recruitment organizations and (iii) periodically complete a certain number of recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of its station operations, including its EEO performance. Other FCC rules prohibit the broadcast of indecent or profane material from 6 a.m. through 10 p.m., and the willful or repeated violation of these rules could result in substantial fines, renewal of a station license for less than the normal term, loss of a station’s license to operate, or even criminal penalties.

Cable and satellite carriage of broadcast television signals is also affected by FCC rules. An election is made by TV stations every third year specifying, on a system-by-system basis, whether cable systems “must-carry” their signal on a specific channel, subject to certain limitations set forth in the rules, or whether the system must contract for “retransmission consent” in order to carry their signal. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

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

Digital/High Definition Television (“HDTV”)

The Digital Television, or DTV standard, developed after years of research, and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same size channel (6 MHz) as the current analog standard television system.

DTV brings with it four major changes to the way viewers experience television. First, DTV sets display pictures using a rectangular, wide-screen format, as opposed to the nearly square screens used by current analog TV sets. Because of this screen shape, watching programs on digital TV sets can be similar to watching a movie at the theater, giving more lifelike images and allowing the viewer to feel more involved in the action on screen. Second, DTV can deliver six channels of CD-quality, digital surround sound using the same Dolby Digital technology heard in many movie theaters. Third, DTV can deliver high definition pictures with crisp, photographic quality, and greatly enhanced detail. Fourth, DTV can provide multiple channels that can transmit data and/or “standard definition” pictures equivalent or better than the quality delivered by existing analog transmissions.

The FCC required all commercial television broadcasters to begin transmitting in DTV format by May 1, 2002. The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Digital Channel Allocation	Currently Broadcasting in Digital Format(1)
KOMO	Seattle-Tacoma, WA	38	Yes (HDTV)
KATU	Portland, OR	43	Yes (HDTV)
KVAL	Eugene, OR	25	Yes (HDTV)
KCBY	Coos Bay, OR	21	Yes
KPIC	Roseburg, OR	19	Yes
KBCI	Boise, ID	28	Yes (HDTV)
KIMA	Yakima, WA	33	Yes
KEPR	Pasco/Richland/Kennewick	18	Yes
KLEW	Lewiston, ID	32	Yes
KIDK	Idaho Falls-Pocatello, ID	36	Yes

(1)

The FCC set May 1, 2002 as the deadline for initial DTV operations by all commercial TV stations. We met that date with respect to each of our stations. We have constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KVAL-DT, Eugene and KBCI-DT, Boise with full power facilities pursuant to authorizations issued by the FCC. Each of the remaining stations operated by us has commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. These STAs are subject to renewal each six months; there is no assurance that the FCC will continue to grant such STAs permission to operate with reduced facilities in the future. The FCC presently plans for the DTV transition period to end by 2006. Congress, however, has required the FCC to grant an extension of that deadline under specific circumstances. Questions regarding cable carriage of DTV signals are still largely unresolved. In August 2004, the FCC adopted a Report and Order establishing firm deadlines for digital stations to maximize power. Under that Report and Order, the Company will have to construct full powered facilities for each digital station operated by the Company pursuant to an STA by July 1, 2006, or face the loss of interference protection beyond the area served on that date.

The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power TV stations and translators, particularly in major television markets. Accordingly, translators that rebroadcast our television station signals may be materially adversely affected.

In addition, it is not yet clear when and to what extent DTV will become available through the various media; whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV, the extent of any potential interference, whether viewing audiences will make choices among services upon the basis of such differences, whether and how quickly the viewing public will embrace the new digital TV sets, and to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services. On February 10, 2005, the FCC adopted an Order in which it ruled that cable operators are not required to simultaneously carry a television station’s analog and digital signals and that cable operators are not required to carry more than one digital programming stream from any particular station. We cannot predict whether that Order will be appealed or reconsidered, or whether Congress will adopt legislation on the subject.

The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our broadcast operations.

Fisher Plaza

Through Fisher Media Services Company, we own and manage Fisher Plaza, a full-block, mixed use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of office, retail, technology and other media and communications companies. Fisher Plaza is designed to support the production and distribution of media content through numerous channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. A total of 14 telecommunications bandwidth providers are resident within the facility. Fisher Plaza’s retail occupants provide a diverse mix of services including commercial banking, specialty wines & cheeses, a bridal salon, an optometry clinic and a variety of food establishments from fast food to fine dining. In addition, Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher occupants include Sport Restaurant, Ironstone Bank, Elaine’s Bridal, Internap Network Services, North Pacific International Television, HealthTalk Interactive, Rustic Canyon Management and Verizon Communications. Fisher Plaza was completed in the summer of 2003 and had a net book value of $120.3 million at December 31, 2004. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing office and technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

Investment in Safeco Corporation

We also own approximately 3.0 million shares of the common stock of Safeco Corporation, an insurance and financial services corporation. We have been a stockholder of Safeco Corporation since 1923. The market value of our investment in Safeco Corporation common stock as of December 31, 2004 was approximately $156.8 million.

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

Additional Factors that May Affect Our Business, Financial Condition and Future Results

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

In addition, our results are subject to seasonal fluctuations, which typically result in second and fourth quarter broadcasting revenue being greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenues from political advertising are typically higher in election years.

We have incurred losses in the past. We cannot assure you that we will be able to achieve profitability.

We incurred a loss from continuing operations of $11.8 million in 2004. In 2003, we had a loss from continuing operations of $14.8 million, and in 2002 we incurred an operating loss from continuing operations of $7.5 million. Although we have committed resources to (1) streamlining our broadcast operations and controlling expenses and (2) increasing our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.

Our indebtedness could materially and adversely affect our business and prevent us from fulfilling our obligations under our 8.625% senior notes due 2014.

We currently have a substantial amount of debt. Our indebtedness could have a material adverse effect on our business. For example, it could:

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

If our indebtedness affects our operations in these ways, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 and our senior credit facility will permit us to incur substantial amounts of additional debt provided we meet certain financial and other covenants.

Our operating results are dependent on the success of programming aired by our television and radio stations.

Our advertising revenues are substantially dependent on the success of our network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. For example, our Seattle and Portland television stations, which account for approximately three-fourths of our television broadcasting revenue, are affiliated with the ABC Television Network, with the remainder of our television stations affiliated with CBS Television Network. Popularity of programming on ABC has lagged behind other networks in the past few years. This has contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball team nationwide beginning with the 2005 regular season. Though we retain broadcast rights under our rights agreement with the Seattle Mariners, we are not yet able to assess the impact of the announcement on our business. We are uncertain what form the broadcast may take to be available to XM Satellite Radio subscribers. Such a rebroadcast could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the stations’ programming, revenues, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC that were extended through December 31, 2004. For 2004, approximately three-fourths of our television broadcasting revenues (and approximately half of our total revenues) were derived from our ABC affiliated stations. We are currently pursuing renewal of our ABC affiliation agreements. Effective December 2004, we signed a letter of agreement with the ABC Television Network outlining terms subject to and conditioned on the execution of a long-form affiliation agreement. Until the long-form affiliation agreement is fully-executed, we expect these stations to operate under the terms of the letter of agreement. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market. The non-renewal or modification of any of the network affiliation agreements could harm our operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Identification of material weaknesses in internal control, if identified, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. Our auditors are required to attest to and report on management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that supports our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Because our cost of services are relatively fixed, a downturn in the economy would harm our operations, revenue, cash flow and earnings.

Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well being. Operating results during 2002 and 2003, as well as in 2004, were adversely impacted by a soft regional economy, and any continuing weak economic conditions in these markets would harm our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, downturns in the national economy have historically resulted (and may in the future result) in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

Radio and television programming revenue may be negatively affected by the cancellation of syndication agreements.

Syndication agreements are licenses to broadcast programs that are produced by production companies. Such programming can form a significant component of a station’s programming schedule. Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. The syndicator for several of our talk radio programs has acquired radio stations in the Seattle market and competes with our Seattle radio stations. We cannot assure you that we will continue to be able to acquire rights to such programs once our current contracts for these programs expire. We may enter into syndication agreements for programs that prove unsuccessful, and our payment commitment may extend until or if the syndicator cancels the program.

A write-down of goodwill would harm our operating results.

Approximately $38 million, or 9% of our total assets as of December 31, 2004, consists of unamortized goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and

Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As a result of our adoption of SFAS 142, in 2002 we recorded a charge for impairment of goodwill amounting to $99 million before income tax benefit or $64 million after income taxes. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with SFAS 142.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to three television stations in a single market, to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. Barring a successful appeal to the U.S. Supreme Court, the FCC will review the matter and issue a revised order, which will then be subject to further review on appeal. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.

Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

We expect that the consolidation of ownership of broadcasting and newspapers in the hands of a small number of competitors would intensify the competition in our markets.

The FCC’s extensive regulation of the broadcasting industry limits our ability to own and operate television and radio stations and other media outlets.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Our FCC licenses expire in 2005, 2006 and 2007. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, such entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

We may lose audience share and advertising revenue if we are unable to reach agreement with cable companies regarding the retransmission of signals of our television stations.

On October 1, 2002, each of our television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2003 through December 31, 2005. Stations electing must-carry may require carriage of their signal on certain channels on cable systems within its market, whereas cable companies are prohibited from carrying the signals of stations electing retransmission consent unless an agreement between the station and the cable provider has been negotiated. We elected retransmission consent status with respect to a number of key cable systems. We have executed retransmission consent agreements with all cable systems which we believe are material to the overall viewership of our stations. We must make new carriage elections by October 1, 2005, and there is no assurance that we will be able to reach such agreements for periods commencing after December 31, 2005. Failure to do so may harm our business.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We generally do not enter into employment agreements with our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results. On January 6, 2005, we announced that the board of directors had obtained the resignation of William Krippaehne, Jr. as our president and chief executive officer and that Benjamin W. Tucker was selected as acting president and chief executive officer.

A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A reduction in the share price of Safeco Corporation may adversely affect our total assets and stockholders’ equity.

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at December 31, 2004, represented 36% of our assets and approximately 50% of our stockholders’ equity. Our investment in Safeco Corporation provided $2.3 million and $2.2 million in dividend income for the year ended December 31, 2004 and 2003, respectively. If Safeco Corporation’s share price declines, our investment balance would decline, as would the unrealized gain included in stockholders’ equity. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings. In February 2001, Safeco Corporation reduced its quarterly dividend from $0.37 to $0.185 per share. In October 2004, Safeco Corporation increased its quarterly dividend from $0.185 to $0.22 per share.

We may be required to make additional unanticipated investments in HDTV technology, which could harm our ability to fund other operations or lower our outstanding debt.

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (“HDTV”), our stations in smaller markets do not because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. We must construct full power digital facilities for our other stations by July 1, 2006, or they will lose interference protection for their digital channel. These additional digital broadcasting investments by our smaller market stations could result in less cash being available to fund other aspects of our business or repay debt. The FCC has adopted a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process is currently underway, and we have requested specific digital channels for each of our stations. We are unable to predict at this time whether our channel requests will be granted or which DTV channels we will be able to obtain through this process.

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

Television stations, other than KOMO TV, operate from offices and studios owned by Fisher Broadcasting. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 30-year lease with two options to extend the term for an additional five years. Radio studios, except for the Seattle stations, are generally located in leased space. Our corporate offices and the offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza, which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

Fisher Media Services Company owns and manages Fisher Plaza, a facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including communications and media companies. See the section entitled “Fisher Plaza” for a description of Fisher Plaza.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders in the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Market under the symbol “FSCI.” The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on the Nasdaq National Market.

	Quarterly Common Stock Price Ranges
	2004		2003
Quarter	High	Low	High	Low
1st	$52.50	$45.80	$56.98	$39.50
2nd	52.00	45.61	52.15	42.05
3rd	51.09	45.02	50.45	45.00
4th	49.86	46.03	51.00	44.40

The approximate number of record holders of our Common Stock as of December 31, 2004 was 235.

Dividends

On July 3, 2002, the board of directors suspended quarterly dividends. It is not known whether payment of quarterly dividends will resume.

ITEM 6.	SELECTED FINANCIAL DATA.

The following financial data of the Company are derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per-share amounts)
Revenue from continuing operations	$153,866	$138,387	$126,696	$134,008	$179,859

Income (loss)
From continuing operations	$(11,821)	$(14,804)	$(7,546)	$(1,437)	$36,423
From discontinued operations	(132)	23,032	5,173	(6,826)	(21,893)
Cumulative effect of change in accounting principle			(64,373)

Net income (loss)	$(11,953)	$8,228	$(66,746)	$(8,263)	$14,530

Per share data
Income (loss) per share - basic
From continuing operations	$(1.37)	$(1.72)	$(0.88)	$(0.16)	$4.26
From discontinued operations	(0.02)	2.68	0.61	(0.80)	(2.56)
Cumulative effect of change in accounting principle			(7.50)

Net income (loss)	$(1.39)	$0.96	$(7.77)	$(0.96)	$1.70

Income (loss) per share assuming dilution
From continuing operations	$(1.37)	$(1.72)	$(0.88)	$(0.16)	$4.24
From discontinued operations	(0.02)	2.68	0.61	(0.80)	(2.55)
Cumulative effect of change in accounting principle			(7.50)

Net income (loss)	$(1.39)	$0.96	$(7.77)	$(0.96)	$1.69

Cash dividends declared(1)	$—	$—	$0.52	$0.78	$1.04

	December 31,
	2004	2003	2002	2001	2000
Working capital	$33,181	$23,219	$60,437	$9,380	$10,121
Total assets	435,872	396,685	545,991	623,117	646,804
Total debt(2)	150,053	128,857	292,607	286,949	283,055
Stockholders’ equity	202,453	187,804	172,735	237,155	262,404

(1)	Amount for 2000 include $.26 per share declared for payment in the subsequent year.

(2)	Includes discontinued operations.

Certain  prior-year balances have been reclassified to conform to the 2004 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2002 through 2004.

Overview

We are an integrated media company. We own and operate nine network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a tenth television station. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices, including our Seattle television and radio stations, and also houses a variety of companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance and financial services company.

Our broadcasting operations receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years, such as in 2004, due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenues are significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our 2004 television revenues, are affiliated with ABC, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with CBS. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased overall revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional and other costs, as we have elevated the position of our Seattle radio operations in the Seattle market. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each year is less than what is expected for the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market, and we expect that these investments will lead to improved operating performance for our Seattle radio stations. Nevertheless, the success of this programming is dependent, in part, on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000 and the second phase of the project was opened for occupancy in the summer of 2003. As of December 31, 2004, approximately 89% of Fisher Plaza was occupied or committed for occupancy (44% was occupied by Fisher entities), compared to 70% occupied or committed for occupancy as of December 31, 2003 (at which time, Fisher entities occupied 43%). Revenues and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

On September 20, 2004 we completed the private placement of $150.0 million of 8.625% senior notes due 2014 and used the net cash proceeds to retire our previous debt facilities and terminated the forward sales contract covering shares of our investment in Safeco Corporation. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

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

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which we adopted as of January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment on an annual basis by applying a fair-value-based test as required by SFAS 142. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

Tangible Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on future discounted cash flows. In estimating these future cash flows, we use future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and result in a future impairment of the involved assets with a material effect on our future results of operations.

Derivative instruments. We had no remaining derivative instruments as of December 31, 2004; however, derivative instruments had a significant impact on our operating results over the past few years. We utilized an interest rate swap in the management of our variable rate exposure and as was required under one of our prior borrowing agreements. The interest rate swap was held at fair value, with the change in fair value being recorded in the Consolidated Statement of Operations. The interest rate swap expired in the first quarter of 2004.

In 2002, we entered into a variable forward sales transaction with a financial institution. Our obligations under the forward transaction were collateralized by up to 3,000,000 shares of Safeco Corporation common stock owned by us. A portion of the forward transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the Consolidated Statements of Operations.

We determined the fair value of derivative instruments based on external-party valuations, which relied on significant assumptions. The value of the interest rate swap changed based primarily on changes in market interest rates. The value of the forward sales transaction fluctuated based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

Television and radio broadcast rights. Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. Excluding first-run programming, we periodically assess net realizable value for our capitalized broadcast rights, in which we compare estimated future revenues on a program-by-program basis to the carrying value of the related asset; impairments, if any, are charged to programming expenses.

Pensions. We maintain a noncontributory supplemental retirement program for key management. No new participants have been admitted to this program since 2001. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service at the Company.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates and salary increases. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.74% at December 31, 2004, and 6.25% at December 31, 2003. The rate of increase in future compensation was 3.00% at December 31, 2004, and 3.00% at December 31, 2003. Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Future increases could result if the amount of estimated Social Security benefits declines for plan participants; changes in benefits provided by the Company may also affect future plan costs.

Tax Accruals. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments.

Allowance for doubtful accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. Our allowance for doubtful accounts is based on factors such as our historical experience of bad debts as a percent of past-due balances for each business unit, as well as changes in current economic conditions.

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

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of our nine network-affiliated wholly owned television stations, and a tenth television station 50% owned by us. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments either based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza.

We formerly reported financial data for a remaining “all other” category. The operations of Fisher Pathways, Inc., a provider of satellite transmission services, as well as Fisher Media Services Company’s corporate expenses, were included in this “all other” category. Beginning in the first quarter of 2004, we began reporting the operations of Fisher Pathways, Inc. in the television reportable segment, consistent with changes in the financial and operational oversight of those operations. Also beginning in the first quarter of 2004, we began reporting Fisher Media Services Company’s corporate expenses in the Fisher Plaza reportable segment, consistent with that entity’s sole operational focus. Prior-period segment data has been revised to conform to the 2004 presentation.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2004 - 2003 Variance		Year Ended December 31, 2002	2003 - 2002 Variance
(dollars in thousands)	2004	2003	$	%		$	%
Revenue
Television	$101,190	$88,676	$12,514	14.1%	$90,080	$(1,404)	-1.6%
Radio	48,253	44,221	4,032	9.1%	32,515	11,706	36.0%
Fisher Plaza	4,555	5,494	(939)	-17.1%	4,119	1,375	33.4%
Corporate and eliminations	(132)	(4)	(128)		(18)	14

Consolidated	153,866	138,387	15,479	11.2%	126,696	11,691	9.2%
Cost of services sold
Television	43,621	44,602	(981)	-2.2%	45,370	(768)	-1.7%
Radio	22,239	22,438	(199)	-0.9%	10,947	11,491	105.0%
Fisher Plaza	1,657	1,499	158	10.5%	1,396	103	7.4%
Corporate and eliminations	1,606	644	962		763	(119)

Consolidated	69,123	69,183	(60)	-0.1%	58,476	10,707	18.3%
Selling expenses
Television	11,995	11,283	712	6.3%	9,872	1,411	14.3%
Radio	14,730	13,753	977	7.1%	9,936	3,817	38.4%
Fisher Plaza	901	223	678			223

Consolidated	27,626	25,259	2,367	9.4%	19,808	5,451	27.5%
General and administrative expenses
Television	17,110	17,430	(320)	-1.8%	18,597	(1,167)	-6.3%
Radio	7,637	7,995	(358)	-4.5%	8,471	(476)	-5.6%
Fisher Plaza	979	1,073	(94)	-8.8%	1,237	(164)	-13.3%
Corporate and eliminations	8,956	13,331	(4,375)	-32.8%	8,611	4,720

Consolidated	34,682	39,829	(5,147)	-12.9%	36,916	2,913	7.9%
Depreciation and amortization
Television	10,588	11,700	(1,112)	-9.5%	11,974	(274)	-2.3%
Radio	1,460	1,535	(75)	-4.9%	1,593	(58)	-3.6%
Fisher Plaza	3,762	2,588	1,174	45.4%	1,832	756	41.3%
Corporate and eliminations	207	357	(150)	-42.0%	241	116	48.1%

Consolidated	16,017	16,180	(163)	-1.0%	15,640	540	3.5%
Income (loss) from operations
Television	17,876	3,661	14,215		4,267	(606)
Radio	2,187	(1,500)	3,687		1,568	(3,068)
Fisher Plaza	(2,744)	111	(2,855)		(346)	457
Corporate and eliminations	(10,901)	(14,336)	3,435		(9,633)	(4,703)

Consolidated	6,418	(12,064)	18,482		(4,144)	(7,920)
Net gain (loss) on derivative instruments	(12,656)	(6,911)	(5,745)		1,632	(8,543)
Loss from extinguishment of long-term debt	(5,034)	(2,204)	(2,830)		(3,264)	1,060
Other income, net	3,421	6,427	(3,006)		3,025	3,402
Interest expense, net	(11,776)	(13,081)	1,305		(11,318)	(1,763)

Loss from continuing operations before income taxes	(19,627)	(27,833)	8,206		(14,069)	(13,764)
Benefit for federal and state income taxes	(7,806)	(13,029)	5,223		(6,523)	(6,506)

Loss from continuing operations	(11,821)	(14,804)	2,983		(7,546)	(7,258)
Income (loss) from discontinued operations, net of income taxes	(132)	23,032	(23,164)		5,173	17,859

Income (loss) before cumulative effect of Change in accounting principle	(11,953)	8,228	(20,181)		(2,373)	10,601
Cumulative effect of change in accounting principle, net of income tax benefit					(64,373)	64,373

Net Income (loss)	$(11,953)	$8,228	$(20,181)		$(66,746)	$74,974

Comparison of Fiscal Years Ended December 31, 2004, December 31, 2003 and December 31, 2002

Revenue

Television revenue increased significantly during 2004 – the 14.1% increase over 2003 was due primarily to strong candidate and advocacy advertising leading up to the November 2004 elections. Over 90% of our total political revenue was generated from our television operations. We also recorded generally improved local advertising in 2004, as compared to 2003; however, non-political national advertising was soft during 2004, in particular at our two ABC-affiliated stations. This decline in national non-political advertising has affected many broadcasters in the industry, and we cannot predict whether or when this advertising category may strengthen in the future. Our two largest television stations, KOMO TV in Seattle and KATU in Portland, are affiliated with ABC, and we have noted somewhat improved ABC network program ratings since the fall of 2004. Because our two ABC-affiliated stations account for approximately three-fourths of our television revenues, strengthened network programming and the corresponding potentially improved lead-ins to local news programs could help us generate revenues in 2005, which is a year that is not expected to include significant political advertising.

Effective December 2004, we signed a nonbinding letter with ABC providing for a renewal of the affiliation agreements at KOMO and KATU to extend them through 2010. The terms of the renewal are subject to the negotiation and execution of definitive agreements. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming. The December letter agreements include reduced network compensation from ABC.

Based on information published by Miller Kaplan, advertising revenue for the overall Seattle television market increased 13.6% during 2004, as compared to 2003, and advertising revenue for the overall Portland television market increased 18.8%. Our Seattle and Portland television stations experienced total revenue increases of 15.3% and 16.1%, respectively, during the year. All of our smaller-market CBS-affiliated television operations reported increased revenue in 2004, as compared to 2003.

Overall television net revenue was lower by $1.4 million in 2003, as compared to 2002. The decrease was primarily attributable to overall lower political advertising, particularly in our Oregon markets, as well as lower national advertising revenue primarily at our two ABC-affiliated stations. The overall decrease was offset somewhat by improved local advertising revenue in almost all of our operating units, as well as improved national advertising at most of our CBS-affiliated small-market stations.

Based on information published by Miller Kaplan, advertising revenue for the overall Seattle television market increased 2.2% during 2003, as compared to 2002, and advertising revenue for the overall Portland television market decreased 3.2%. Our Seattle and Portland television stations experienced revenue declines of 0.6% and 3.2%, respectively, during the year. We believe that the weak performance of ABC in 2003 contributed to lower revenues at these stations. All of our smaller-market CBS-affiliated television operations reported increased revenue in 2003, as compared to 2002.

Our radio operations showed strong revenue growth of 9.1% in 2004, compared to 2003, due primarily to our continued focus on leveraging our multi-year agreement with the Seattle Mariners to broadcast its baseball games on KOMO AM. We recognize that audience listening habits, and corresponding measurements of radio audience share, take time to improve even with such wide-reaching changes such as were made to KOMO AM, including changing to an all-news format in September 2002, as well as our acquiring the Seattle Mariners broadcasting rights beginning in the 2003 baseball season. We have seen significant revenue growth since these changes were made, and we have significantly improved KOMO AM’s station ranking in the Seattle market. Miller Kaplan reported that radio revenues for the Seattle market, excluding sports programming, grew less than 2.0% during 2004, as compared to 2003. Our small-market radio stations in Eastern Washington and Montana also experienced strong growth in 2004, as compared to 2003, and increased net revenue by 7.4% during the year.

Radio revenue increased 36.0% in 2003, compared to 2002, primarily as a result of our agreement with the Seattle Mariners to broadcast its baseball games beginning with the 2003 season. Miller Kaplan reported that radio revenues for the Seattle market, excluding sports programming, grew less than 1.0% during 2003. Our small-market radio stations in Eastern Washington and Montana also experienced strong growth in local and national advertising in 2003, as compared to 2002, and increased net revenue by 8.0% during the year, due in part to operations under three new radio licenses in Montana.

Occupancy levels have increased in Fisher Plaza over the past three years, and recurring third-party tenant revenues have also increased; however, total Fisher Plaza revenues decreased in 2004, as compared to 2003, due to a $1.4 million penalty paid by a tenant during the first quarter of 2003 for an early lease termination.

Cost of services sold

Cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments. Broadcasters have significant fixed costs in their overall cost structure, including amounts classified as cost of services sold. Therefore, despite significant increases in revenues in 2004, as compared to 2003, our cost of services sold for the television and radio segments declined somewhat. The decline was due, in part, to lower allocations of Fisher Plaza facilities expenses to our Seattle-based broadcasting operations. We also made changes in programming during 2004 – from certain changes in syndicated programming, to successfully launching a 4:00 PM newscast at KOMO TV in Seattle, to changing our Seattle KVI AM radio station to a Fox-news-affiliated station – but overall broadcasting cost of services sold declined in 2004, due in part to our focus on controlling costs.

The overall increase in cost of services sold in 2003, in comparison to 2002, was the result of higher expenses in the radio segment relating to KOMO AM’s agreement to broadcast Seattle Mariners baseball games, as well as the September 2002 change to an all-news format at KOMO AM. The decrease in the television segment cost of services sold in 2003, as compared to 2002, was primarily the result of lower programming and syndication costs as we changed the line-up for certain key syndicated programming and renegotiated contracts for certain other programs at lower overall rates. The overall decrease was partially offset by increased promotional activities and certain news-based expenses.

Operating expenses in the Fisher Plaza segment fluctuate based on factors that include expenses incurred, overall occupancy levels, and allocations to Fisher entities.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold. The increase in 2004, as compared to 2003, was due primarily to intersegment facilities-related expenses.

Selling expenses

The increases in selling expenses in the television and radio segments in 2004, as compared to 2003, were due primarily to increased sales commission expenditures on higher revenue levels. As is industry practice, sales commissions paid to agencies are shown as a reduction of revenue recognized; however, sales commissions paid for advertising generated directly from our sales personnel are classified within selling expenses. In March 2004, we hired a vice president and director of sales to implement strategic sales plans in our broadcasting organization.

The increase in selling expenses in the television segment in 2003, as compared to 2002, is due primarily to increased consulting costs relating to increasing our revenue base, increased expenses relating to computer applications and services, and certain increases in salaries and commissions.

Selling expenses increased in our radio segment in 2003, as compared to 2002, due primarily to costs associated with the Mariners baseball contract on KOMO AM. These increased costs include merchandising, staff salaries, commissions, and meals and entertainment expenses. The overall increase in 2003 was also attributable to expenses associated with a joint sales agreement that became effective in March 2002 but that was in place for all of 2003.

We began separately identifying selling expenses for Fisher Plaza in 2003. Previously, such expenses consisted primarily of fixed personnel expenses that were not allocated to Fisher Plaza. The increase in Fisher Plaza selling expenses in 2004, as compared to 2003, was due primarily to greater 2004 efforts to market Fisher Plaza, including the second phase of the facility, which was first available for occupancy in the summer of 2003.

General and administrative expenses

Our television and radio segments had lower general and administrative expenses in 2004, as compared to 2003, due primarily to our continued emphasis on cost control. Specifically, we had lower expenses due to the suspension of our 401(k) plan matching contributions, as well as lower consulting and professional expenses. These reductions were offset somewhat as a result of employee termination expenses that were incurred primarily in the first quarter of 2004 in which, as a result of operational decisions and cost control measures, we eliminated 23 positions in our broadcast operations. We also had higher health insurance expenses in 2004, as compared to 2003.

The television and radio segments had lower general and administrative expenses in 2003, as compared to 2002, due to lower expenses associated with our supplemental retirement plan, continued cost-control efforts including savings in certain employee benefit areas, and reductions in certain support and facilities costs allocated to these segments. These reductions were offset in part by increased insurance and incentive compensation costs. Specific to Seattle radio operations, the decrease in 2003 also was due to a $600,000 charge taken in 2002 as a result of relocating our Seattle radio operations.

In the Fisher Plaza segment, the decrease in general and administrative expenses over the past two years was primarily attributable to decreased staffing levels. In 2004, we also incurred lower consulting fees, as compared to 2003.

Corporate and eliminations general and administrative expenses include a consolidating elimination of facilities-related expenses that our Seattle broadcasting operations recognize within the general and administrative category but that Fisher Plaza includes as a reduction in cost of services sold. The elimination entry has the effect of decreasing the amount of general and administrative expenses shown for this category; the amount of the elimination increased by approximately $500,000 in 2004, as compared to 2003.

The corporate group incurred lower expenses in 2004, as compared to 2003, primarily as a result of reduced retention accruals, the absence of certain pension-related expenses that were recognized in 2003 in connection with a pension plan settled in the first quarter of 2003, a three-year charitable contribution commitment that resulted in a quarterly expense of $250,000 that concluded in 2003, as well as lower legal expenses. These decreases were offset in part by costs associated with additional finance and accounting personnel, as well as consulting and auditing fees relating to regulatory requirements under the Sarbanes-Oxley Act of 2002. In addition, in the second quarter of 2004, we recognized expenses totaling approximately $500,000 relating to the early retirement of the Company’s former chief financial officer. In January 2005, the Company announced that its board of directors had obtained the resignation of the Company’s former president and chief executive officer. The board of directors subsequently negotiated a separation agreement in which the Company agreed to provide payment of certain accrued benefits (consisting primarily of accrued vacation), a separation payment, and acceleration of certain stock options. The Company expects to record an expense of approximately $950,000 in the first quarter of 2005 as a result of the severance agreement.

The corporate group incurred higher expenses in 2003, as compared to 2002, primarily as a result of retention payments and severance expenses (related to restructuring and streamlining activities), together accounting for $2.7 million, as well as increased legal and consulting expenses relating to evaluation of strategic alternatives and corporate projects.

Depreciation and amortization

Depreciation for the television and radio segments declined in 2004, as compared to 2003, and declined in 2003, as compared to 2002, as a result of certain assets becoming fully depreciated and somewhat lower capital spending in relation to historical levels.

The increase in depreciation in the Fisher Plaza segment in 2004, as compared to 2003, and in 2003, as compared to 2002, is primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service.

Net gain (loss) on derivative instruments

We had no remaining derivative instruments as of December 31, 2004; however, derivative instruments had a significant impact on our operating results over the past few years. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. As of December 31, 2003, our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative is recorded in the statement of operations. Changes in the value of the Forward Transaction have been based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

On April 28, 2004, we terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, which consisted of losses recorded in previous periods of $2.1 million and an additional loss of $436,000 recorded in the quarter ended June 30, 2004. As a result of this termination, the number of shares of Safeco Corporation common stock owned by the Company which were collateral for the Forward Transaction was reduced from 3.0 million to 2.6 million shares.

On November 4, 2004 we terminated all remaining tranches of the Forward Transaction. In connection with the termination, we paid a termination fee of $16.1 million, which represented a decrease of $654,000 from the amount which had been recognized as a derivative instrument liability as of September 30, 2004. This decrease was recorded as a gain on derivative instruments in the fourth quarter of 2004. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered.

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

Net loss on derivative instruments in 2004 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $13.6 million, offset in part by a gain from changes in fair value of the Swap Agreement amounting to $907,000. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the period from January 1, 2004 through the date of its termination.

Net loss on derivative instruments in 2003 consisted of losses resulting from changes in fair value of the Forward Transaction derivative amounting to $10.3 million, offset in part by a gain from changes in fair value of the Swap Agreement amounting to $3.4 million. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during 2003.

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

As a result of significant reductions in our long-term debt during the fourth quarter of 2003, we wrote off deferred loan costs totaling $2.2 million. We repaid certain loans in March 2002 and, as a result, recognized deferred loan costs amounting to $3.3 million.

Other income, net

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decrease in 2004, in comparison to 2003, was due primarily to gains on the sales of marketable securities amounting to $3.7 million in the first quarter of 2003. The increase in 2003, as compared to 2002, was also due primarily to the 2003 gain on sale of marketable securities.

Interest expense, net

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. Interest expense in 2003 and 2002 relating to debt that was required to be repaid from the net proceeds from certain asset sales has been reclassified to discontinued operations (see Note 2 to the Consolidated Financial Statements).

Interest expense decreased in 2004, as compared to 2003, despite our $150 million bond offering that was completed in September 2004 at a higher interest rate than had been in place for the prior debt facilities. This decrease in interest expense was due in part to the expiration of the Swap Agreement in the first quarter of 2004; therefore, Swap Agreement expenses were incurred and charged to interest expense for all of 2003, and for only one quarter of 2004.

The increase in 2003 interest, as compared to 2002, was due primarily to increased fees and expenses associated with the Swap Agreement, as well as lower amounts capitalized due to the completion of Fisher Plaza.

Benefit for federal and state income taxes

The benefit for federal and state income taxes varies directly with pre-tax loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes for each of 2004, 2003 and 2002. The tax benefit from continuing operations in 2003 was offset by tax provisions in discontinued operations resulting primarily from gains on sales of assets. The tax benefit in 2004 and 2002 primarily reflected our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, increases in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes (see Note 10 to the Consolidated Financial Statements).

Cumulative effect of change in accounting principle, net of income tax

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires the Company to test goodwill and other intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, consists and requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value with internal resources, as well as the assistance of outside consultants; the valuation methodologies include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. As a result of the impairment assessment for 2002, the Company determined that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99.0 million related to five television reporting units and a related tax benefit of $34.7 million (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of SFAS 142, the net loss of $64.4 million resulting from the transitional impairment test was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial Statements for the year ended December 31, 2002. The required annual impairment tests were performed in the fourth quarter of 2004 and 2003, resulting in no further impairment.

Liquidity and Capital Resources

In September 2004, we completed a $150.0 million private placement of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations under the Forward Transaction. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005. We also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is secured by substantially all of the Company’s assets (excluding certain real property and our investment in shares of Safeco Corporation common stock). In November 2004, we terminated all remaining tranches of the Forward Transaction and paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered.

Our current assets as of the end of 2004 included cash and cash equivalents totaling $16.0 million, and we had working capital of $33.2 million. We intend to finance working capital, debt service, and capital expenditures primarily through operating activities. However, we may use the new credit facility to meet operating needs. As of December 31, 2004, the entire $20.0 million was available under the new credit facility.

Net cash provided by operating activities during 2004 was $19.1 million, compared to net cash provided by operations of $6.3 million in 2003 and $17.5 million in 2002. Net cash provided by operating activities consists of our net income (loss), increased by non-cash expenses such as depreciation and amortization, net (gain) loss on derivative instruments, loss from extinguishment of long-term debt, and adjusted by changes in operating assets and liabilities.

Net cash used in investing activities during 2004 consisted primarily of $6.7 million to purchase property, plant and equipment. In 2003, we purchased $12.4 million of property, plant and equipment, compared to $39.7 million in 2002. The higher levels of capital purchases in prior years was due primarily to completion of the second phase of Fisher Plaza in 2003. Cash flows from investing activities in 2003 and 2002 included proceeds from the sale of operating assets (see Note 2 to the Consolidated Financial Statements). Cash flows from investing activities in 2003 also included $3.2 million from the collection of notes receivable and $5.2 million in proceeds from the sale of marketable securities. Broadcasting is a capital-intensive business; during 2005, we plan to continue to invest in our broadcasting infrastructure, and we also plan to complete the funding of tenant improvements for Fisher Plaza third-party tenants.

Net cash provided by financing activities in 2004 was comprised primarily of the $150.0 million senior notes offering and $11.0 million in borrowings under our former credit facilities. Those amounts were offset by payments and retirements of borrowing agreements of $142.7 million, payments totaling $21.6 million to terminate the Forward Transaction and pay additional amounts to settle our obligations under the Forward Transaction, and $5.9 million in transaction costs related to the senior notes offering and new senior credit facility, resulting in net cash used in financing activities of $9.6 million.

We are subject to various debt covenants and other restrictions—including the requirement for early payments upon the occurrence of certain events, such as the sale of assets—the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 7 of the Consolidated Financial Statements).

As of December 31, 2004, the following table presents our contractual obligations:

Future contractual obligations are as follows (in thousands):

12 Months Ending December 31	Debt Maturities	Broadcast Rights	Other Obligations	Operating Lease Obligations	Total
2005	$53	$20,071	$4,677	$1,215	$26,016
2006		18,846	4,897	597	24,340
2007		15,214	5,128	488	20,830
2008		12,306	2,302	303	14,911
2009		964		160	1,124
Thereafter	150,000	988		479	151,467

	$150,053	$68,389	$17,004	$3,242	$238,688

Commitments for broadcasting rights consist of $7.4 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of December 31, 2004 and $61.0 million for future rights to broadcast television and radio programs. Other obligations consist of $8.5 million in fees relating to future rights to broadcast television and radio programs and $8.5 million for commitments under a joint sales agreement.

Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force discussed Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” EITF Topic D-108 clarifies that a residual valuation method is not appropriate to value acquired assets other than goodwill. The guidance is to be applied no later than the beginning of the first fiscal year that begins after December 15, 2004. The transition to EITF Topic D-108 requires that registrants that have applied the residual method to value intangible assets shall perform an impairment test on those intangible assets using the direct value method no later than the beginning of the first fiscal year beginning after December 15, 2004. The Company has historically accounted for its acquisition of broadcasting operations using the residual method; therefore, we plan to perform an impairment test for amounts, if any, that are deemed allocable from goodwill to other intangible assets during first quarter of 2005. We are not able to predict the impact, if any, that this new rule may have on our financial statements.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS 123R requires that companies recognize a calculated expense for equity-based compensation. The new rules are effective for interim and annual periods beginning after June 15, 2005; therefore, we plan to adopt the Standard in the third quarter of 2005. SFAS 123R provides for different transition methods upon adoption. As a result of SFAS 123R, we plan to begin recognizing expense for stock-related compensation; however, we have not yet determined the transition methodology, nor are we able to predict the expected impact on our financial statements as a result of adopting this Standard.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The new rules are effective for interim and annual periods beginning after June 15, 2005. We do not believe these rules will materially affect our financial statements.

Other Information

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the insider trading policy of the Company, the Lula F. Warren Trust (the “Trust”) entered into a sales plan in February 2005. William Warren and George Warren, directors of the Company, are beneficiaries of the Trust and George Warren is also a trustee of the Trust. The sales plan provides for the sale, during each month in the period beginning on March 7, 2005 and ending on September 30, 2005, of 12,000 shares of the Trust’s common stock of the Company so long as the common stock price per share is at or above a certain prearranged minimum price, except that if the firm executing the trades is not able to sell 12,000 shares in any month, then in subsequent months more than 12,000 shares per month may be sold so long as no more than 22,000 shares are sold under the sales plan in one month. The maximum number of the Trust’s shares that may be sold in one day under the sales plan is 2,500 shares.

The Trust entered into the sales plan in order to diversify its investment portfolio. Rule 10b5-1 permits the implementation of a written prearranged plan entered into at a time when the insider is not aware of any material nonpublic information and allows the insider to trade on a regularly scheduled basis regardless of any material nonpublic information thereafter received by the insider.

On February 2, 2005, we commenced an offer to exchange up to $150.0 million in aggregate principal amount of our 8.625% senior notes due 2014 that were issued in a private placement in September 2004 (the “original notes”) for the same principal amount of 8 5/8% senior notes due 2014 (the “exchange notes”). The terms of the exchange notes were substantially identical to the terms of the original notes, except that the exchange notes were registered under the Securities Act of 1933 and, therefore, do not bear legends restricting their transfer. The exchange offer expired on March 2, 2005, and we accepted for exchange 100% of the outstanding original notes pursuant to the terms of the exchange offer.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

As a result of our September 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of December 31, 2004, is now at a fixed rate. As of December 31, 2004, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2004, amounted to approximately $8.5 million. For fixed rate debt, interest rate changes do not impact book value, operations, or cash plans.

The senior notes were initially issued through a private placement to qualified institutional buyers. We subsequently filed a registration statement with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act of 1933. The exchange was completed in early March 2005. The senior notes were not registered as of December 31, 2004, and therefore not available for trading other than by qualified institutions. We further determined that no significant changes occurred with regard to the borrowing rates available to us from the September 2004 private placement to December 31, 2004. These factors, combined with our having completed the senior notes placement in the second half of 2004, were considered in our determination that the fair value of the senior notes approximates their carrying value as of December 31, 2004.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of December 31, 2004 was $157.1 million. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2004, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $15.7 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related documents listed in the index set forth in Item 15 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of December 31, 2004, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fourth quarter of 2004, changes to our internal controls included the following:

•	Effective October 2004, we implemented additional control procedures over various aspects of our operations including improved policies and procedures for certain key processes.

•	In December 2004, we hired an assistant corporate controller.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2004, Fisher Communications, Inc.’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings “Information With Respect to Nominees and Directors Whose Terms Continue”, “Security Ownership of Certain Beneficial Owners and Management”, and “Compliance With Section 16(a) Filing Requirements” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” and “Information With Respect to Nominees and Directors Whose Terms Continue” will be contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the discussion below, the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

We maintain two equity incentive compensation plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2002. As of December 31, 2004 options and rights for 323,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2008. As of December 31, 2004 options for 254,000 shares had been issued, net of forfeitures. The Plans were approved by shareholders and no non-Plan awards are outstanding (see Note 9 to the Consolidated Financial Statements for further information).

The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
487,550	$52.31	346,100

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Transactions With Management” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Fisher Communications, Inc:

We have completed an integrated audit of Fisher Communications Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(1) and listed in the index appearing under Item 15(a) (2) respectively, present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002 to adopt Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this annual report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Seattle, Washington

March 25, 2005

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002
(in thousands, except per-share amounts)
Revenue	$153,866	$138,387	$126,696
Costs and expenses
Cost of services sold (exclusive of annual depreciation and amortization reported separately below, amounting to $13,272, $14,356 and $13,591, respectively)	69,123	69,183	58,476
Selling expenses	27,626	25,259	19,808
General and administrative expenses	34,682	39,829	36,916
Depreciation and amortization	16,017	16,180	15,640

	147,448	150,451	130,840

Income (loss) from operations	6,418	(12,064)	(4,144)
Net gain (loss) on derivative instruments	(12,656)	(6,911)	1,632
Loss from extinguishment of long-term debt	(5,034)	(2,204)	(3,264)
Other income, net	3,421	6,427	3,025
Interest expense, net	(11,776)	(13,081)	(11,318)

Loss from continuing operations before income taxes	(19,627)	(27,833)	(14,069)
Benefit for federal and state income taxes	(7,806)	(13,029)	(6,523)

Loss from continuing operations	(11,821)	(14,804)	(7,546)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations		10,276	6,775
Property management business		(831)	1,674
Georgia television stations	(132)	8,189	347
Portland radio stations		7,090	(582)
Media Services operations closed		(1,692)	(2,541)
Milling business			(500)

Income (loss) from discontinued operations, net of income taxes	(132)	23,032	5,173

Income (loss) before cumulative effect of change in accounting principle	(11,953)	8,228	(2,373)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662			(64,373)

Net income (loss)	$(11,953)	$8,228	$(66,746)

Income (loss) per share:
From continuing operations	$(1.37)	$(1.72)	$(0.88)
From discontinued operations	(0.02)	2.68	0.61
Cumulative effect of change in accounting principle			(7.50)

Net income (loss) per share	$(1.39)	$0.96	$(7.77)

Income (loss) per share assuming dilution:
From continuing operations	$(1.37)	$(1.72)	$(0.88)
From discontinued operations	(0.02)	2.68	0.61
Cumulative effect of change in accounting principle			(7.50)

Net income (loss) per share assuming dilution	$(1.39)	$0.96	$(7.77)

Weighted average shares outstanding	8,617	8,599	8,593
Weighted average shares outstanding assuming dilution	8,617	8,599	8,593

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2004	December 31 2003
(in thousands, except share and per-share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$16,025	$12,996
Receivables	28,539	28,362
Income taxes receivable	3,355
Deferred income taxes	631	1,592
Prepaid expenses	3,653	3,951
Television and radio broadcast rights	8,398	6,624

Total current assets	60,601	53,525
Marketable securities, at market value	157,102	116,882
Cash value of life insurance and retirement deposits	14,971	14,694
Television and radio broadcast rights	3,086	4,120
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,825	2,824
Prepaid financing fees and other assets	7,396	5,199
Property, plant and equipment, net	150,293	159,843

Total Assets	$435,872	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$53	$1,526
Trade accounts payable	3,755	3,684
Accrued payroll and related benefits	7,331	9,207
Interest payable	3,630	346
Television and radio broadcast rights payable	7,419	5,896
Income taxes payable		5,323
Other current liabilities	5,232	4,324

Total current liabilities	27,420	30,306
Long-term debt, net of current maturities	150,000	127,331
Accrued retirement benefits	18,967	18,693
Deferred income taxes	36,133	25,980
Other liabilities	899	6,571
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,618,781 in 2004 and 8,608,288 in 2003	10,773	10,760
Capital in excess of par	4,535	4,051
Deferred compensation		(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	101,400	75,312
Minimum pension liability	(2,208)	(2,223)
Retained earnings	87,953	99,906

Total Stockholders’ Equity	202,453	187,804

Total Liabilities and Stockholders’ Equity	$435,872	$396,685

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount
(in thousands except share amounts)
Balance December 31, 2001	8,591,658	$10,739	$3,486	$(66)	$60,104	$162,892	$237,155
Net loss						(66,746)	(66,746)
Other comprehensive income					6,733		6,733
Amortization of deferred compensation				55			55
Issuance of common stock under rights and options, and related tax benefit	2,402	4	2				6
Dividends						(4,468)	(4,468)

Balance December 31, 2002	8,594,060	10,743	3,488	(11)	66,837	91,678	172,735
Net income						8,228	8,228
Other comprehensive income					6,252		6,252
Amortization of deferred compensation				9			9
Compensation expense for accelerated option vesting, net of tax effect			90				90
Issuance of common stock under rights and options, and related tax benefit	14,228	17	473				490

Balance December 31, 2003	8,608,288	10,760	4,051	(2)	73,089	99,906	187,804
Net income						(11,953)	(11,953)
Other comprehensive income					26,103		26,103
Amortization of deferred compensation				2			2
Compensation expense for accelerated option vesting, net of tax effect			41				41
Issuance of common stock under rights and options, and related tax benefit	10,493	13	443				456

Balance December 31, 2004	8,618,781	$10,773	$4,535	$—	$99,192	$87,953	$202,453

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(in thousands)
Cash flows from operating activities
Net income (loss)	$(11,953)	$8,228	$(66,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,017	18,801	22,553
Deferred income taxes	(4,578)	(5,470)	(31,858)
Cumulative effect of change in accounting principle			99,035
Equity in operations of equity investees	(139)	(27)	(93)
Amortization of deferred loan costs	742	1,376	1,130
Decrease (increase) in fair value of derivative instruments	12,656	6,911	(4,269)
Interest accrued on forward sale transaction	3,564	5,039	3,071
Gain on sale of marketable securities		(3,675)
Loss from extinguishment of long-term debt	5,034	2,204	3,264
Amortization of television and radio broadcast rights	19,227	19,498	13,738
Payments for television and radio broadcast rights	(18,524)	(18,078)	(18,475)
Gain on sale of Georgia television stations		(12,460)
Gain on sale of Portland radio stations		(12,616)
Gain on sale of commercial property		(16,724)	(16,867)
Loss on sale of property management business		215
Gain on sales of other real estate properties		(1,555)
Dividends from equity investee	138	125
Other	245	134	(1,999)
Change in operating assets and liabilities
Receivables	(319)	3,235	34
Prepaid expenses	502	2,323	(1,996)
Cash value of life insurance and retirement deposits	(278)	(817)	(1,473)
Other assets	834	(33)	(74)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	3,294	569	(2,329)
Income taxes receivable and payable	(7,060)	9,711	12,856
Accrued retirement benefits	274	(399)	6,595
Other liabilities	(586)	(231)	1,440

Net cash provided by operating activities	19,090	6,284	17,537

Cash flows from investing activities
Proceeds from collection of notes receivable	428	3,235
Proceeds from sale of marketable securities		5,169
Proceeds from sale of Georgia television stations		40,725
Proceeds from sale of Portland radio stations		42,033
Proceeds from sale of commercial property and property, plant and equipment	112	61,050	62,465
Restricted cash		12,778	(12,778)
Purchase of property, plant and equipment	(6,791)	(12,413)	(39,683)
Purchase of radio station licenses	(204)	(468)

Net cash (used in) provided by investing activities	(6,455)	152,109	10,004

Cash flows from financing activities
Net payments under notes payable	(662)	(122)	(8,624)
Borrowings under borrowing agreements and mortgage loans	161,000		276,131
Payments on borrowing agreements and mortgage loans	(142,709)	(168,667)	(264,921)
Payments to terminate forward transaction tranche and additional amount to retire outstanding balances	(21,589)
Payment of deferred loan costs	(6,074)	(613)	(5,733)
Proceeds from exercise of stock options	428	490	21
Cash dividends paid			(4,468)

Net cash used in financing activities	(9,606)	(168,912)	(7,594)

Net increase (decrease) in cash and cash equivalents	3,029	(10,519)	19,947
Cash and cash equivalents, beginning of period	12,996	23,515	3,568

Cash and cash equivalents, end of period	$16,025	$12,996	$23,515

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2004	2003	2002
(in thousands)
Net income (loss)	$(11,953)	$8,228	$(66,746)
Other comprehensive income:
Unrealized gain on marketable securities	40,136	12,793	10,246
Effect of income taxes	(14,048)	(4,477)	(3,586)
Net gain (loss) on interest rate swap			835
Effect of income taxes			(292)
Minimum pension liability	23	(63)	(3,358)
Effect of income taxes	(8)	23	1,175
Loss on settlement of interest rate swap reclassified to operations			2,636
Effect of income taxes			(923)
Unrealized gain on marketable securities reclassified to operations		(3,114)
Effect of income taxes		1,090

	26,103	6,252	6,733

Comprehensive income (loss)	$14,150	$14,480	$(60,013)

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a digital communications hub facility that houses a variety of office, retail, technology and other media and communications companies. As explained in Note 2 to the Consolidated Financial Statements, in 2003 the Company sold the remaining commercial properties held by its property subsidiary, and also sold its property management business; in 2002, the Company also sold certain commercial properties. The Company conducts its business primarily in Washington, Oregon, Idaho, and Montana. A summary of significant accounting policies is as follows:

Principles of consolidation The Consolidated Financial Statements include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting are conducted through Fisher Broadcasting Company. Fisher Media Services Company operates Fisher Plaza. All material intercompany balances and transactions have been eliminated.

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

Television and radio broadcast licenses The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses. Broadcasting licenses for certain indefinite-lived radio licenses purchased in Montana are included in Intangible Assets in the Consolidated Balance Sheets.

Revenue recognition Television and radio revenue is recognized when the advertisement is broadcast. The Company may barter unsold advertising time for products or services; barter transactions are reported at the estimated fair value of the product or service received. Barter revenue is reported when commercials are broadcast, and expense for goods or services received are reported when received or used. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease. Revenue from production of content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed.

Short-term cash investments Short-term cash investments are comprised of repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments that have remaining maturities at date of purchase of 90 days or less to be cash equivalents.

Marketable securities Marketable securities at December 31, 2004 consist primarily of shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2004, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. The Company has classified its investments as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related tax effect.

Concentration of credit risk Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company does not generally require collateral or other security for its accounts receivable.

Television and radio broadcast rights Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. Excluding first-run programming, the Company periodically assesses impairment of broadcast rights on a program-by-program basis; any impairment found is charged to operations in the period of the impairment.

Investments in equity investees Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method (See Note 4).

Goodwill and indefinite-lived intangible assets Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. Indefinite-lived intangible assets consist of certain radio licenses purchased in Montana. The Company tests goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

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

Impairment of long-lived assets Whenever changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of finite-lived intangible and long-lived assets by reviewing the performance of the underlying operations or assets, in particular the operating cash flows (earnings

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before interest, income taxes, depreciation, and amortization) of the operation or assets. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with the operation or assets. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value.

Fair value of financial instruments The carrying amount of cash and short-term cash investments, receivables, inventories, marketable securities, trade accounts payable, and broadcast rights payable approximate fair value due to their short maturities.

The fair value of notes payable approximate the recorded amount based on borrowing rates currently available to the Company. At December 31, 2004, the fair value of the Company’s fixed-rate debt approximates the recorded amount, based on current borrowing rates.

Deferred financing costs The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense on a straight-line basis over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in September 2004 are amortized over the 10-year life of the notes; costs corresponding to the Company’s $20 million revolving credit facility are amortized over the 6-year availability of this financing agreement.

Advertising The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $4,026,000, $4,343,000, and $3,335,000 in 2004, 2003, and 2002, respectively.

Operating leases The Company has operating leases for television and radio transmitting facilities, tower locations, administrative offices and certain other operational and administrative equipment. The television and radio transmitting facilities lease agreements are for periods up to 30 years, with certain renewal options.

Income taxes Deferred income taxes are provided for temporary differences in reporting for financial reporting purposes versus income tax reporting purposes. The Company provides valuation allowances for deferred taxes when it does not consider realization of such assets to be more likely than not.

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

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per-share amounts):

Year Ended December 31	2004	2003	2002
Net income (loss)	$(11,953)	$8,228	$(66,746)

Weighted average shares outstanding - basic	8,617	8,599	8,593
Weighted effect of dilutive options and rights	0	0	0

Weighted average shares outstanding assuming dilution	8,617	8,599	8,593

Basic and diluted net income (loss) per share	$(1.39)	$0.96	$(7.77)

The dilutive effect of 60 restricted stock rights and options to purchase 487,490 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2004 because such rights

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and options were anti-dilutive due to the Company’s loss from continuing operations. The dilutive effect of 460 restricted stock rights and options to purchase 456,263 shares are excluded for the year ended December 31, 2003 because such rights and options were anti-dilutive. The dilutive effect of 1,504 restricted stock rights and options to purchase 422,798 shares are excluded for the year ended December 31, 2002 because such rights and options were also anti-dilutive.

Stock-based compensation The Company accounts for common stock options and restricted common stock rights issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). No stock-based compensation is generally reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per-share amounts):

Year Ended December 31	2004	2003	2002
Net income (loss), as reported	$(11,953)	$8,228	$(66,746)
Add stock-based employee compensation expense included in net income (loss) as reported	41	90
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(1,090)	(134)	(917)

Adjusted net income (loss)	$(13,002)	$8,184	$(67,663)

Income (loss) per share:
As reported	$(1.39)	$0.96	$(7.77)
Adjusted	$(1.51)	$0.95	$(7.88)
Income (loss) per share assuming dilution:
As reported	$(1.39)	$0.96	$(7.77)
Adjusted	$(1.51)	$0.95	$(7.88)

Recent accounting pronouncements

In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force discussed Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” EITF Topic D-108 clarifies that a residual valuation method is not appropriate to value acquired assets other than goodwill. The guidance is to be applied no later than the beginning of the first fiscal year that begins after December 15, 2004. The transition to EITF Topic D-108 requires that registrants that have applied the residual method to value intangible assets shall perform an impairment test on those intangible assets using the direct value method no later than the beginning of the first fiscal year beginning after December 15, 2004. The Company has historically accounted for its acquisition of broadcasting operations using the residual method; therefore, the Company plans to perform an impairment test for amounts, if any, that are deemed allocable from goodwill to other intangible assets during first quarter of 2005. The Company is not able to predict the impact, if any, that this new rule may have on its financial statements.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS 123R requires that companies recognize a calculated expense for equity-based compensation. The new rules are effective for interim and annual periods beginning after June 15, 2005; therefore, the Company plans to adopt the Standard in the third quarter of 2005. SFAS 123R provides for different transition methods upon adoption. As a result of SFAS 123R, the Company

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans to begin recognizing expense for stock-related compensation; however, the Company has not yet determined the transition methodology, nor is the Company able to predict the expected impact on its financial statements as a result of adopting this Standard.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The new rules are effective for interim and annual periods beginning after June 15, 2005. The Company does not believe these rules will materially affect its financial statements.

Reclassifications Certain prior-year balances have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income or loss.

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

The aforementioned real estate properties that were sold in 2002 and October 2003, the sale of property management operations, the sale of the Company’s Georgia and Portland broadcasting stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flow of those components have been eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of these components are reported as discontinued operations in the accompanying financial statements. The prior-year results of operations for these components have been reclassified to conform to this presentation.

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

Year Ended December 31	2003	2002
Revenue	$5,120	$10,969
Income (loss) from discontinued operations:
Discontinued operating activities	$(33)	$423
Gain on sale	16,724	11,425

	16,691	11,848
Income tax effect	(6,059)	(4,378)

	10,632	7,470
Interest allocation, net of income taxes	(356)	(695)

Net income from discontinued real estate properties	$10,276	$6,775

The interest allocation in 2003 is based on $14,000,000 in net proceeds (after income taxes, closing costs, reimbursement from the buyer of certain other items, and retirement of mortgage obligations) that was required to pay down debt as a result of the October 2003 sale of real estate properties. The basis upon which the interest is allocated for 2002 includes $6,200,000 used to pay down debt resulting from the fourth-quarter 2002 sales of real estate properties.

Financial information relating to the property management operations sold in December 2003 was initially reclassified to discontinued operations in the third quarter of 2003. Operational data for the property management operations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002
Revenue	$502	$1,294
Income (loss) from discontinued operations:
Discontinued operating activities	$(513)	$(2,039)
Gain (loss) on sales	(215)	5,442

	(728)	3,403
Income tax effect	(103)	(1,729)

Net income (loss) from discontinued property management operations	$(831)	$1,674

In September 2002, the Company’s real estate subsidiary concluded the sale of certain property located on Lake Union in Seattle (“Lake Union Property”). Net proceeds from the sale were $12,779,000. The results of operations and the gain on sale are included in discontinued operations within property management operations for all periods presented in these Consolidated Financial Statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the sale of the Georgia television stations was initially reclassified to discontinued operations in the first quarter of 2003. Operational data for the Georgia television stations sold is summarized as follows (in thousands):

Year Ended December 31	2004		2003	2002
Revenue	$		$7,805	$8,784
Income (loss) from discontinued operations:
Discontinued operating activities		$(207)	$2,292	$2,843
Gain on sale			12,460

		(207)	14,752	2,843
Income tax effect		75	(5,248)	(1,044)

		(132)	9,504	1,799
Interest allocation, net of income taxes			(1,315)	(1,452)

Net income (loss) from discontinued Georgia television stations		$(132)	$8,189	$347

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

Financial information relating to the sale of the Portland, Oregon radio stations was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the Portland radio stations sold is summarized as follows (in thousands):

Year Ended December 31	2003	2002
Revenue	$2,474	$6,442
Income (loss) from discontinued operations:
Discontinued operating activities	$338	$1,014
Gain on sale	12,616

	12,954	1,014
Income tax effect	(4,702)	(379)

	8,252	635
Interest allocation, net of income taxes	(1,162)	(1,217)

Net income (loss) from discontinued Portland radio stations	$7,090	$(582)

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

Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company was required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included within accounts receivable at December 31, 2004 and 2003. The Company completed all requirements under the agreement, and in February 2005 the Company received the full amount withheld from the purchase price.

Financial information relating to the media business closed was initially reclassified to discontinued operations in the second quarter of 2003. Operational data for the media businesses closed is summarized as follows (in thousands):

Year Ended December 31	2003	2002
Revenue	$1,557	$3,358
Loss from discontinued operations:
Discontinued operating activities	$(2,426)	$(3,971)
Income tax effect	734	1,430

Net loss from discontinued media businesses	$(1,692)	$(2,541)

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

NOTE 3

Receivables

Receivables are summarized as follows (in thousands):

December 31	2004	2003
Trade accounts	$25,606	$26,560
Other	3,584	2,732

	29,190	29,292
Less-Allowance for doubtful accounts	651	930

Total receivables	$28,539	$28,362

The Company makes estimates of the uncollectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances based on percentages of past-due balances.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

South West Oregon Television Broadcasting Corporation The Company owns 50% of the outstanding stock of South West Oregon Broadcasting Corporation (“South West Oregon Television”), licensee of a television station in Roseburg, Oregon. The broadcasting subsidiary serves as manager of the station. The Company’s investment in South West Oregon Television is carried at the initial allocated purchase price, increased by the Company’s 50% share of net operating income, and decreased by distributions received.

AN Systems, L.L.C. AN Systems, L.L.C. (AN Systems) was a developer of a new public advertising network which used a display device known as the Civia Media Terminal that delivered information in public places such as office buildings and other venues. Under terms of various agreements, the Company and its subsidiaries agreed, among other things, to lend funds to AN Systems, to defer collection of certain amounts due under the agreements, and to provide AN Systems with certain office space. Loans by the Company were evidenced by convertible promissory notes issued by AN Systems and, at December 31, 2001, totaled $5,424,000. Effective January 1, 2002, AN Systems was merged into Civia, Inc. (Civia) and, immediately prior to the merger, the Company elected to convert $2,000,000 of such loans into a 65.1% equity interest in Civia. During the second quarter of 2002, the Company purchased all remaining minority equity interests in Civia for $250,000. Accordingly, Civia’s 2002 operating results are consolidated, while its 2001 results were reported under the equity method. Civia ceased operations during the second quarter of 2003, and the business was closed.

Investments in equity investees are summarized as follows (in thousands):

	South West Oregon Television	AN Systems	Total
Balance, December 31, 2001	$2,829	$(235)	$2,594
Elimination upon consolidation		235	235
Equity in net income	93		93

Balance, December 31, 2002	2,922	—	2,922
Dividends	(125)		(125)
Equity in net income	27		27

Balance, December 31, 2003	2,824	—	2,824
Dividends	(138)		(138)
Equity in net income	139		139

Balance, December 31, 2004	$2,825	$—	$2,825

NOTE 5

Goodwill and Intangible Assets

The Company’s goodwill, amounting to $38,354,000, includes broadcast licenses that are not separately identified; intangible assets totaling $1,244,000 at December 31, 2004 and 2003, consist of amounts incurred to acquire certain radio broadcast licenses. The goodwill and indefinite-lived intangible assets are considered indefinite-lived assets for which no periodic amortization is recognized.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires the Company to test goodwill and intangible assets for impairment upon adoption and to test goodwill at least annually, or whenever events indicate that an impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

groups. The Company determines fair value with the assistance of outside consultants; the valuation methodologies include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. As a result of the transitional impairment assessment upon adoption of SFAS 142 in 2002, the Company determined that impairment existed. Completion of the second step of the transitional impairment test resulted in a pre-tax goodwill impairment charge of $99,035,000 related to five television reporting units and a related tax benefit of $34,662,000 (as the aforementioned goodwill was deductible for tax purposes).

As required by the transition provisions of SFAS 142, the net loss of $64,373,000 resulting from the transitional impairment test was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Financial statements for the year ended December 31, 2002. The required annual impairment test was performed in the fourth quarter of 2003 and 2004, resulting in no further impairment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Continuing Operations			Discontinued Operations
	Television	Radio	Total	Television	Radio	Total
Balance, December 31, 2002	$21,453	$16,901	$38,354	$23,514	$28,230	$51,744
Goodwill allocated to sale transactions			—	23,514	28,230	51,744

Balance, December 31, 2003	21,453	16,901	38,354	—	—	—

Balance, December 31, 2004	$21,453	$16,901	$38,354	$—	$—	$—

NOTE 6

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

December 31	2004	2003
Building and improvements	$130,384	$127,266
Machinery and equipment	113,671	116,649
Land and improvements	8,470	8,469

	252,525	252,384
Less-Accumulated depreciation	102,232	92,541

Total	$150,293	$159,843

The Company intended to use proceeds from the sales of the Lake Union Property and the Portland Property (See Note 2 to the Consolidated Financial Statements) to fund construction of Fisher Plaza. Accordingly, the Company entered into a Qualified Exchange Accommodation Agreement and proceeds from the sales were deposited with a Qualified Intermediary (“Intermediary”), which disbursed the funds for payment of qualifying construction expenditures. At December 31, 2002, restricted cash represented $12,778,000 on deposit with the Intermediary that was intended for use in funding Fisher Plaza construction. Following the end of the exchange period on February 8, 2003, the Intermediary released unexpended funds amounting to $12,188,000 to the Company, which became available to fund continued construction of Fisher Plaza, reduce debt, and for general corporate purposes.

The Company’s real estate subsidiary concluded the sale of one industrial property in October 2002, three industrial properties in December 2002, and its final two commercial office properties in October 2003. In

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003, the Company then sold the property management operations conducted by the real estate subsidiary to a third party created by former employees of the Company’s real estate subsidiary (See Note 2 to the Consolidated Financial Statements).

In the first quarter of 2003, the Company’s real estate subsidiary recorded a gain of $1,063,000 resulting from a sale of real estate that occurred in 2000 that was accounted for under the installment method because a significant portion of the proceeds was in the form of a note receivable. The balance of the note was received in full in March 2003, and the previously deferred gain was recognized as other income. In May 2003, the Company’s real estate subsidiary concluded the sale of certain remaining real estate holdings; net proceeds included cash of $50,000 and a note receivable of $400,000, bearing interest at 6% and due in annual installments through 2006. The note was prepaid in full in September 2004. The gain on sale of this property is reported as discontinued operations in the accompanying financial statements (see Note 2 to the Consolidated Financial Statements).

The Company receives rental income principally from the lease of office and retail space under leases and agreements which expire at various dates through 2014. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements which were in effect at December 31, 2004 are as follows (in thousands):

Year	Rentals
2005	$1,860
2006	1,925
2007	1,828
2008	1,735
2009	1,076
Thereafter	4,077

$12,501

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2004, consists of Fisher Plaza and includes buildings, equipment and improvements of $131,080,000, and land and improvements of $4,354,000, less accumulated depreciation of $15,173,000.

Interest capitalized relating to construction of property, plant and equipment amounted to approximately $2,006,000, and $2,449,000 in 2003 and 2002, respectively. The Company did not capitalize any interest expense in 2004.

NOTE 7

Notes Payable, Long Term Debt, and Derivative Instruments

Notes payable

Notes payable to directors, stockholders and others are due on demand. Such notes bear interest at rates equivalent to those available to the Company for short-term cash investments. At December 31, 2004 and 2003, $53,000 and $706,000 were outstanding under such notes at an interest rate of 2.99% and 0.58%, respectively. The weighted average interest rate on borrowings outstanding during 2004 was 0.82%. Interest on such notes amounted to $3,900, $4,200, and $17,000 in 2004, 2003, and 2002, respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable and current portion of long-term debt is summarized as follows (in thousands):

December 31	2004	2003
Directors, stockholders and others	$53	$706
Current maturities of long-term debt		820

	$53	$1,526

Long-term debt and borrowing agreements

Long-term debt is summarized as follows (in thousands):

December 31	2004	2003
Bonds payable	$150,000	$
Notes payable under borrowing agreements and bank lines of credit			73,900
Variable forward sales transaction			54,222
Other			29

	150,000		128,151
Current maturities of long-term debt			820

	$150,000		$127,331

On September 20, 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”). The Company filed a registration statement in December 2004 with the Securities and Exchange Commission with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act. The offer to exchange became effective on February 2, 2005. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the total initial cash proceeds of $144.5 million, net of transaction costs, $143.9 million was used to retire the Company’s broadcasting subsidiary’s credit facility and the Company’s media services subsidiary’s credit facility, and to settle the outstanding obligations under the Company’s variable forward sales transaction. The variable forward sales transaction was later terminated effective November 4, 2004. The Company recorded a total loss on extinguishment of debt of $5,034,000, which includes the loss on termination of the variable forward sales transaction of $3,019,000.

On September 20, 2004 the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 300 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at December 31, 2004, and no amounts were outstanding under the Revolver at December 31, 2004.

Total transaction costs of $6,074,000 were capitalized, of which $5,373,000 related to the senior notes, and $518,000 related to the Revolver. The capitalized balances are amortized to interest expense on a straight line basis over 10 years for the Senior notes and over 6 years for the Revolver.

On March 21, 2002 the Company repaid obligations under an unsecured revolving line of credit and a senior credit facility totaling $219,946,000 through the use of proceeds from new financings. As a result of such repayments, the Company expensed deferred loan costs amounting to $3,264,000, which is reported as loss from extinguishment of long-term debt in the accompanying financial statements. In addition, as a result of termination of a related interest rate swap agreement, the Company recorded a loss amounting to $2,636,000 in 2002, which is included in net gain on derivative instruments in the accompanying financial statements.

On March 21, 2002 the Company’s media services subsidiary entered into a three-year senior secured credit facility (the “Media Facility”) with two banks in the principal amount of $60,000,000 to fund partial payment of

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the unsecured revolving line of credit. Among other requirements and restrictions, the credit agreement required prepayment upon the occurrence of certain events including, but not limited to, certain dispositions of property and issuance of debt or equity securities. As a result of certain property sales by the real estate subsidiary in 2002 and 2003, the Company paid a total of $6,200,000 on the Media Facility in the fourth quarter of 2002 and early 2003 and a total of $14,700,000 on the Media Facility in the fourth quarter of 2003. At December 31, 2003, $25,800,000 was outstanding under the Media Facility at an interest rate of 5.2%.

Also on March 21, 2002, the Company’s broadcasting subsidiary entered into an eight-year credit facility (the “Broadcast Facility”) with a group of banks in the amount of $150,000,000, of which $131,000,000 was borrowed at closing, to fund payment of the senior credit facility, repayment of other borrowings, and for general corporate purposes. Among other requirements and restrictions, the Broadcast Facility required prepayment upon the occurrence of certain events including, but not limited to, certain asset dispositions. As a result of the Company’s sale of its Georgia television stations and Portland radio stations, the Company paid $72,900,000 on the Broadcasting Facility in the fourth quarter of 2003. At December 31, 2003, $48,100,000 was outstanding under the Broadcast Facility at an interest rate of 5.65%.

As a result of loan repayments in 2003 resulting from the Company’s sale of certain properties and broadcast operations, the Company expensed deferred loan costs amounting to $2,204,000, which is reported as loss from extinguishment of long-term debt in the accompanying financial statements.

During 2003, the real estate subsidiary paid $37,979,000 on mortgage loans from proceeds from sales of real estate and has had no mortgage loans outstanding since that time.

Derivative Instruments

In connection with the Broadcast Facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the Broadcast Facility. The swap expired in March 2004. At December 31, 2003, the swap had a fair market value resulting in a liability of $907,000, compared to a liability of $4,295,000 as of December 31, 2002; this $3,388,000 gain is included in net gain (loss) on derivative instruments during 2003. The interest rate swap liability is included in other current liabilities as of December 31, 2003.

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

On April 28, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, of which $2.1 million had been recognized as a derivative instrument liability as of March 31, 2004. The remaining $436,000 was recognized as a loss on termination in the second quarter of 2004 and is included within net gain (loss) on derivative instruments in the accompanying Consolidated Statement of Operations. In addition, the Company recognized $212,000 in interest expense to write-off the remaining unamortized expenses related to the terminated tranche. As a result of this termination, the number of shares of Safeco Corporation common stock owned by the Company which were collateral for the Forward Transaction was reduced from 3.0 million shares to 2.6 million shares.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 4, 2004, the Company terminated all remaining tranches of the Forward Transaction. In connection with the termination, the Company paid a termination fee of $16,070,000. As a result of the termination, all shares of Safeco Corporation common stock owned by the Company are now unencumbered. The termination was accounted for as an adjustment to net gain (loss) on derivative instruments.

Debt Maturities

Future maturities of long term debt are as follows (in thousands):

	Directors, Stockholders and Others	Long Term Debt		Total
2005	$53	$		$53
2006				—
2007				—
2008				—
2009				—
Thereafter			150,000	150,000

	$53		$150,000	$150,053

Cash paid for interest (net of amounts capitalized) during 2004, 2003, and 2002 was $4,200,000 $11,885,000, and $17,334,000, respectively. The Company’s September 2004 retirement of prior debt included payments to retire obligations under the Forward Transaction, a portion of which had been recognized as interest expense since the inception of this financing arrangement. Of the total payments to retire the obligations, $11,638,000 represented cumulative interest recognized on the Forward Transaction.

NOTE 8

Television and Radio Broadcast Rights and Other Broadcast Commitments

The Company acquires television and radio broadcast rights and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

At December 31, 2004 the Company had commitments under license agreements amounting to $60,959,000 for future rights to broadcast television and radio programs through 2010 and $17,004,000 in related fees. As these programs will not be available for broadcast until after December 31, 2004, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary is committed to make monthly payments totaling $8,515,000 through 2007.

Television and radio broadcast rights acquired under contractual arrangements were $19,968,000 and $17,115,000 in 2004 and 2003, respectively. The Company periodically performs impairment tests of its capitalized broadcast rights and as a result recorded a charge of $105,000 and $190,000 in 2004 and 2003, respectively, to write the asset balance down to its estimated net realizable value.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9

Stockholders’ Equity

The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2004 options and rights for 323,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2004 options for 254,000 shares had been issued, net of forfeitures.

Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. During 2004 and 2003, the vesting on certain previously granted options was accelerated as part of separation agreements with certain management personnel; as a result, the Company recognized non-cash compensation expense of $41,000 and $90,000, respectively.

Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $2,000, $9,000, and $55,000 related to the rights was recorded during 2004, 2003, and 2002, respectively.

A summary of stock options and restricted stock rights is as follows:

	Stock Options		Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares
Balance, December 31, 2001	413,613	$59.39	3,612
Options granted	97,000	36.86
Options granted	5,000	47.75
Options exercised	(560)	37.25
Stock rights vested			(1,934)
Options and stock rights forfeited	(92,255)	60.48	(174)

Balance, December 31, 2002	422,798	53.88	1,504
Options granted	77,300	46.88
Options exercised	(13,300)	36.86
Stock rights vested			(976)
Options and stock rights forfeited	(30,535)	57.71	(68)

Balance, December 31, 2003	456,263	52.93	460
Options granted	77,800	51.50
Options exercised	(10,100)	42.35
Stock rights vested			(400)
Options forfeited	(36,473)	60.94

Balance, December 31, 2004	487,490	$52.32	60

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$36.86 - $47.75	175,200	6.9	$41.33	75,485	$39.72
$47.76 - $57.50	115,380	6.9	$53.45	46,080	$56.39
$57.51 - $65.50	196,910	5.0	$61.44	162,060	$61.76

	487,490	6.1	$52.32	283,625	$55.02

The Company accounts for common stock options and restricted common stock rights issued to employees pursuant to the Plans in accordance with APB 25 and related interpretations. SFAS 123 requires companies that elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

Year ended December 31	2004	2003	2002
Assumptions:
Weighted average risk-free interest rate	3.7%	4.4%	5.4%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	27.5%	38.0%	36.0%
Expected life of options	7 years	5 years	5 years
Weighted average fair value at date of grant	$19.63	$18.87	$15.18

Common stock dividend On July 3, 2002 the board of directors suspended quarterly dividends. Cash dividends were paid at the rate of $0.52 per share in 2002.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10

Income Taxes

Income taxes have been provided as follows (in thousands):

Year Ended December 31	2004	2003	2002
Current tax expense (benefit)
Continuing operations	$(3,228)	$(5,734)	$(5,490)
Discontinued operations	(75)	11,959	103

	(3,303)	6,225	(5,387)

Deferred tax expense (benefit)
Continuing operations	(4,578)	(7,295)	(1,033)
Discontinued operations		1,825	3,837
Cumulative effect of change in accounting principle			(34,662)

	(4,578)	(5,470)	(31,858)

Total	$(7,881)	$755	$(37,245)

Income taxes are allocated as follows:
Continuing operations	$(7,806)	$(13,029)	$(6,523)
Discontinued operations	(75)	13,784	3,940
Cumulative effect of change in accounting principle			(34,662)

	$(7,881)	$755	$(37,245)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2004	2003	2002
Normal benefit computed at 35% of pretax income	$(6,869)	$(9,742)	$(4,924)
Dividends received deduction	(565)	(960)	(162)
State taxes, net of federal tax benefit	(8)	(1,682)	(354)
Change in valuation allowance	8	(391)	1,594
Pension death and disability benefits, and increases in pension values	(438)	(362)	(174)
Non-deductible expenses	283	249	173
Impact of rate differences in income taxes allocated to discontinued operations		(419)	(632)
Other	(217)	278	(2,044)

	$(7,806)	$(13,029)	$(6,523)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) are summarized as follows (in thousands):

December 31	2004	2003
Assets
Accrued employee benefits	$8,095	$7,491
Allowance for doubtful accounts	241	307
Goodwill	12,081	15,108
State net operating loss carryforwards	651	536
Derivative instruments		3,702
Other		1,639

	21,068	28,783

Liabilities
Accumulated other comprehensive income	(43,000)	(40,552)
Property, plant and equipment	(11,745)	(10,831)
Prepaid insurance	(540)	(585)
Other	(74)

	(55,359)	(51,968)

Valuation allowance	(1,211)	(1,203)
Net	$(35,502)	$(24,388)

Current	631	1,592
Noncurrent	(36,133)	(25,980)

	$(35,502)	$(24,388)

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $1,211,000 at December 31, 2004, an increase of $8,000 from the balance at December 31, 2003. As of December 31, 2004, the Company had estimated state tax net operating losses totaling $651,000, as tax-effected, which expire through 2024.

Net Cash paid for income taxes during 2004 was $3,637,000 and net cash received from income tax refunds during 2003 was $3,523,000.

NOTE 11

Retirement Benefits

The Company maintained qualified defined benefit pension plans covering substantially all employees not covered by union plans. Benefits were based on years of service and, in one of the pension plans, on the employees’ compensation at retirement. The Company annually accrued the normal costs of the pension plans plus the amortization of prior service costs over periods ranging to 15 years. Such costs were funded in accordance with provisions of the Internal Revenue Code. In June 2000 benefit accruals ceased under the pension plan for employees of the broadcasting subsidiary, and that plan was terminated, with substantially all plan assets distributed to participants in January 2002. In July 2001 benefit accruals ceased under the pension plan for non-broadcasting employees, and all plan assets were distributed to participants between 2001 and the first half of 2003.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation and the fair value of assets for the Company’s terminated pension plans are as follows (in thousands):

December 31	2003
Projected benefit obligation, beginning of year	$2,758
Service cost	44
Liability experience	48
Benefit payments	(2,806)
Other	(44)

Projected benefit obligation, end of year	$0

Fair value of plan assets, beginning of year	$72
Actual return on plan assets	3
Contribution by employer	2,775
Benefits paid	(2,806)
Plan expenses	(44)

Fair value of plan assets, end of year	$0

The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31	2003	2002
Service cost	$44	$250
Interest cost		243
Expected return on assets		(62)
Settlement	607	774

Net periodic pension cost	$651	$1,205

The discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 ranged from 6.0% to 7.0%. The expected long-term rate of return on assets was 6.0% in 2002.

The Company has a noncontributory supplemental retirement program for key management. No new participants have been admitted to this program since 2001. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service with the Company. The measurement date for the supplemental retirement program is December 31, 2004.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation and accrued pension cost of the Company’s supplemental retirement program are as follows (in thousands):

Year Ended December 31	2004	2003
Projected benefit obligation, beginning of year	$19,654	$19,227
Service cost	291	539
Interest cost	1,096	1,243
Assumption changes	1,124	(51)
Termination benefits	471
Actuarial gains	(1,493)	(193)
Benefit payments	(1,131)	(1,111)

Projected benefit obligation, end of year	20,012	19,654
Unrecognized transition obligation	(503)	(607)
Unrecognized net loss	(3,978)	(4,503)

Accrued pension cost	$15,531	$14,544

Assumptions used to determine pension obligations are as follows:

	2004	2003
Discount Rate	5.74%	6.25%
Rate of Compensation increase	3.00%	3.00%

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

Year Ended December 31	2004	2003	2002
Service cost	$291	$539	$469
Interest cost	1,096	1,243	1,057
Amortization of transition asset	104	89	(1)
Amortization of loss	213	290	243

Net periodic pension cost	1,704	2,161	1,768
Cost of termination benefits	471

Total cost, including termination benefits	$2,175	$2,161	$1,768

Assumptions used to determine net periodic pension costs are as follows:

	2004	2003
Discount Rate	6.25%	6.75%
Rate of Compensation increase	3.00%	4.50%

The accumulated benefit obligation of the Company’s supplemental retirement program was $18,882,000 and $18,514,000 as of December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003 the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets. Accordingly, as of December 31, 2004 an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $3,397,000. As of December 31, 2003 an additional minimum liability was recorded with an increase in accrued retirement benefits of $4,028,000 and an increase in other comprehensive loss and intangible assets of $3,421,000 and $607,000, respectively. During 2004, the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum liability decreased $23,000, consisting of a decrease in additional minimum liability of $630,000 offset by a decrease in intangible assets of $607,000. The Company estimates that benefits expected to be paid to participants in the years 2005 through 2009 will average $1,100,000 to $1,200,000 annually, and $6,174,000 in total for the five fiscal years thereafter.

During the second quarter of 2004, the Company entered into an early retirement agreement with its former Chief Financial Officer. The early retirement agreement provided for early payment of his pension benefits under the Company’s supplemental retirement plan in monthly installments beginning on August 1, 2004. The Company accounted for the early employment termination of this officer following the provisions of SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” which resulted in the recognition of a liability and a loss of $471,000 in the second quarter of 2004. This expense is in addition to the net periodic pension cost for 2004.

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. The Company did not make a contribution during 2004. Employer contributions to the plans were $1,108,000 and $1,794,000 in 2003 and 2002, respectively.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was $286,000 and $71,000 as of December 31, 2004 and 2003, respectively. The Company has not accepted new participants into this benefit program since 2001.

NOTE 12

Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s nine network-affiliated television stations, and a 50% interest in a company that owns a tenth television station. The radio reportable segment includes the operations of the Company’s 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

Year Ended December 31	2004	2003	2002
Television	$101,190	$88,676	$90,080
Radio	48,253	44,221	32,515
Fisher Plaza	4,555	5,494	4,119
Corporate and eliminations	(132)	(4)	(18)

Continuing operations	153,866	138,387	126,696
Discontinued operations		17,458	30,847

	$153,866	$155,845	$157,543

Depreciation and amortization

Year Ended December 31	2004	2003	2002
Television	$10,588	$11,700	$11,974
Radio	1,460	1,535	1,593
Fisher Plaza	3,762	2,588	1,832
Corporate and eliminations	207	357	241

Continuing operations	16,017	16,180	15,640
Discontinued operations		2,621	6,913

	$16,017	$18,801	$22,553

The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

Year Ended December 31	2004	2003	2002
Television	$17,698	$4,755	$2,007
Radio	2,106	(996)	580
Fisher Plaza	(2,851)	(107)	(297)
Corporate and eliminations	(24,804)	(18,404)	(5,041)

Total segment loss from continuing operations before interest and income taxes	(7,851)	(14,752)	(2,751)
Discontinued operations	(207)	41,243	14,368

	(8,058)	26,491	11,617

The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

Year Ended December 31	2004	2003	2002
Total segment loss from continuing operations before interest and income taxes	$(7,851)	$(14,752)	$(2,751)
Interest expense	(11,776)	(13,081)	(11,318)

Consolidated loss from continuing operations before income taxes	$(19,627)	$(27,833)	$(14,069)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide further segment data, as indicated (in thousands):

Total assets

December 31	2004	2003
Television	$93,799	$95,863
Radio	44,048	44,098
Fisher Plaza	122,579	126,377
Corporate and eliminations	175,446	130,347

	$435,872	$396,685

Goodwill

December 31	2004	2003
Television	$21,453	$21,453
Radio	16,901	16,901

	$38,354	$38,354

Capital expenditures

Year Ended December 31	2004	2003	2002
Television	$3,069	$1,859	$3,299
Radio	440	593	1,734
Fisher Plaza	3,093	9,263	32,885
Corporate and eliminations	189	29	17

Continuing operations	6,791	11,744	37,935
Discontinued operations		669	1,748

	$6,791	$12,413	$39,683

Intersegment sales amounted to $220,000 and $597,000 in 2004 and 2003, respectively, related primarily to management fees charged from the Company’s properties subsidiary (now reported in discontinued operations), and were based on amounts that the Company estimates would have been charged to external customers. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rental expense was $1,683,000, $1,654,000, and $1,256,000 in 2004, 2003, and 2002, respectively. Minimum future payments as of December 31, 2004 are as follows (in thousands):

Year	Lease Commitments
2005	$1,215
2006	597
2007	488
2008	303
2009	160
Thereafter	479

$3,242

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

In January 2005, the Company announced that its board of directors had obtained the resignation of the Company’s former president and chief executive officer. The board of directors subsequently negotiated a separation agreement in which the Company agreed to provide payment of certain accrued benefits (consisting primarily of accrued vacation), a separation payment, and acceleration of certain stock options. The Company expects to record an expense of approximately $950,000 in the first quarter of 2005 as a result of the severance agreement.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14

Interim Financial Information (Unaudited)

Quarterly financial information is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Annual
Revenue
2004	$30,892		$40,374		$40,251		$42,349	$153,866
2003	30,219		37,436		36,203		34,529	138,387
Income (loss) from continuing operations
2004	$(9,713)		$(1,444)		$(5,212)		$4,548	$(11,821)
2003	(2,869)		(2,617)		(3,287)		(6,031)	(14,804)
Income (loss) from discontinued operations
2004	$(132)	$		$		$		$(132)
2003	(77)		(1,670)		(1,011)		25,790	23,032
Net income (loss)
2004	$(9,845)		$(1,444)		$(5,212)		$4,548	$(11,953)
2003	(2,946)		(4,287)		(4,298)		19,759	8,228
Income (loss) per share - basic:
From continuing operations
2004	$(1.13)		$(0.17)		$(0.60)		$0.53	$(1.37)
2003	(0.33)		(0.31)		(0.38)		(0.70)	(1.72)
From discontinued operations
2004	$(0.01)	$		$		$		$(0.02)
2003	(0.01)		(0.19)		(0.12)		3.00	2.68
Net income (loss)
2004	$(1.14)		$(0.17)		$(0.60)		$0.53	$(1.39)
2003	(0.34)		(0.50)		(0.50)		2.30	0.96
Income (loss) per share, assuming dilution:
From continuing operations
2004	$(1.13)		$(0.17)		$(0.60)		$0.53	$(1.37)
2003	(0.33)		(0.31)		(0.38)		(0.70)	(1.72)
From discontinued operations
2004	$(0.01)	$		$		$		$(0.02)
2003	(0.01)		(0.19)		(0.12)		3.00	2.68
Net income (loss)
2004	$(1.14)		$(0.17)		$(0.60)		$0.53	$(1.39)
2003	(0.34)		(0.50)		(0.50)		2.30	0.96
Common stock closing market prices
2004
High	52.00		51.99		50.50		49.70	52.00
Low	47.01		48.63		45.02		46.33	45.02
2003
High	56.12		49.15		50.00		50.51	56.12
Low	40.55		42.67		45.80		44.60	40.55

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from continuing operations for the third quarter of 2004 includes a loss on extinguishment of debt totaling $5,034,000.

Loss from continuing operations for the first quarter of 2003 is net of other income amounting to $3,675,000 relating to the sale of certain marketable securities and gain on sale of real estate of $1,425,000.

The Company had entered into an interest rate swap agreement and was party to a variable forward sales transaction (see Note 7 to the Consolidated Financial Statements). The Company had no remaining derivative instruments as of December 31, 2004. Changes in the value of the derivative portions of these arrangements were reported as net gain (loss) on derivative instruments. Loss from continuing operations for the first quarter of 2004 includes a net loss on derivative instruments of $9,172,000. Loss from continuing operations for the fourth quarter of 2003 includes a net loss on derivative instruments of $7,371,000, a loss on extinguishment of debt of $2,204,000, and revision of estimated tax liabilities of $1,300,000.

Income from discontinued operations for the fourth quarter of 2003 includes a $10,704,000 after-gain on sale of properties used in the Company’s real estate operations, a $8,099,000 after-tax gain on the sale of substantially all of the assets of the Company’s television stations in Georgia, and a $8,037,000 after-tax gain on the sale of substantially all of the assets of the Company’s two radio stations in Portland, Oregon (see Note 2 to the Consolidated Financial Statements).

NOTE 15

Financial Information for Guarantors

On September 20, 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Company filed a registration statement in December 2004 with the Securities and Exchange Commission with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act. The offer to exchange became effective on February 2, 2005. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

Presented below are condensed consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 and the condensed consolidated balance sheets as of December 2004 and 2003. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the Year Ended December 31, 2004

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)
Revenue	$		$154,086	$(220)	$153,866
Costs and expenses
Cost of services sold			67,651	1,472	69,123
Selling expenses			27,626		27,626
General and administrative expenses		10,057	26,317	(1,692)	34,682
Depreciation and amortization		204	15,813		16,017

		10,261	137,407	(220)	147,448

Income (loss) from operations		(10,261)	16,679	—	6,418
Net gain (loss) on derivative instruments		(13,563)	907		(12,656)
Loss from extinguishment of long-term debt		(3,170)	(1,864)		(5,034)
Other income, net		2,326	1,095		3,421
Equity in income of subsidiaries		8,104		(8,104)	—
Interest expense, net		(7,476)	(4,300)		(11,776)

Income (loss) from continuing operations before income taxes		(24,040)	12,517	(8,104)	(19,627)
Provision (benefit) for federal and state income taxes		(12,087)	4,281		(7,806)

Income (loss) from continuing operations		(11,953)	8,236	(8,104)	(11,821)
Loss from discontinued operations net of income taxes			(132)		(132)

Net income (loss)		$(11,953)	$8,104	$(8,104)	$(11,953)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the Year Ended December 31, 2003

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)
Revenue	$		$138,978	$(591)	$138,387
Costs and expenses
Cost of services sold			68,569	614	69,183
Selling expenses			25,259		25,259
General and administrative expenses		13,469	27,565	(1,205)	39,829
Depreciation and amortization		354	15,826		16,180

		13,823	137,219	(591)	150,451

Income (loss) from operations		(13,823)	1,759	—	(12,064)
Net gain (loss) on derivative instruments		(10,299)	3,388		(6,911)
Loss from extinguishment of long-term debt			(2,204)		(2,204)
Other income, net		5,972	455		6,427
Equity in income of subsidiaries		21,104		(21,104)	—
Interest expense, net		(5,210)	(7,871)		(13,081)

Loss from continuing operations before income taxes		(2,256)	(4,473)	(21,104)	(27,833)
Benefit for federal and state income taxes		(10,484)	(2,545)		(13,029)

Income (loss) from continuing operations		8,228	(1,928)	(21,104)	(14,804)
Income (loss) from discontinued operations net of income taxes			23,032		23,032

Net income (loss)		$8,228	$21,104	$(21,104)	$8,228

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the Year Ended December 31, 2002

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)
Revenue	$		$127,350	$(654)	$126,696
Costs and expenses
Cost of services sold			57,698	778	58,476
Selling expenses			19,808		19,808
General and administrative expenses		9,822	28,526	(1,432)	36,916
Depreciation and amortization		237	15,403		15,640

		10,059	121,435	(654)	130,840

Income (loss) from operations		(10,059)	5,915	—	(4,144)
Net gain (loss) on derivative instruments		2,591	(959)		1,632
Loss from extinguishment of long-term debt		(3,264)			(3,264)
Other income, net		2,567	458		3,025
Equity in income of subsidiaries		4,973		(4,973)	—
Interest expense, net		(5,417)	(5,901)		(11,318)

Loss from continuing operations before income taxes		(8,609)	(487)	(4,973)	(14,069)
Benefit for federal and state income taxes		(6,236)	(287)		(6,523)

Loss from continuing operations		(2,373)	(200)	(4,973)	(7,546)
Income from discontinued operations, net of income taxes			5,173		5,173

Income (loss) before cumulative effect of change in accounting principle		(2,373)	4,973	(4,973)	(2,373)
Cumulative effect of change in accounting principle, net of income tax benefit of $34,662		(64,373)	(64,373)	64,373	(64,373)

Net loss		$(66,746)	$(59,400)	$59,400	$(66,746)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,007	$15,018	$		$16,025
Receivables	6	28,533			28,539
Due from affiliate	10,379			(10,379)
Income taxes receivable	5,234			(1,879)	3,355
Deferred income taxes	92	539			631
Prepaid expenses	222	3,431			3,653
Television and radio broadcast rights		8,398			8,398

Total current assets	16,940	55,919		(12,258)	60,601
Marketable securities, at market value	156,925	177			157,102
Investment in consolidated subsidiaries	218,380			(218,380)
Cash value of life insurance and retirement deposits	5,454	9,517			14,971
Television and radio broadcast rights		3,086			3,086
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,825			2,825
Deferred income taxes		6,125		(6,125)
Prepaid financing fees and other assets	5,995	1,401			7,396
Property, plant and equipment, net	838	149,455			150,293

Total Assets	$404,532	$268,103		$(236,763)	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$44	$9			$53
Trade accounts payable	633	3,122			3,755
Due to affiliate		10,379		(10,379)
Accrued payroll and related benefits	1,068	6,263			7,331
Television and radio broadcast rights payable		7,419			7,419
Income taxes payable		1,879		(1,879)
Other current liabilities	6,594	2,268			8,862

Total current liabilities	8,339	31,339		(12,258)	27,420
Long-term debt, net of current maturities	150,000				150,000
Accrued retirement benefits	1,482	17,485			18,967
Deferred income taxes	42,258			(6,125)	36,133
Other liabilities		899			899
Stockholders’ Equity
Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,535	164,234		(164,234)	4,535
Deferred compensation
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	101,400	75		(75)	101,400
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	87,953	55,148		(55,148)	87,953

Total Stockholders’ Equity	202,453	218,380		(218,380)	202,453

Total Liabilities and Stockholders’ Equity	$404,532	$268,103		$(236,763)	$435,872

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2003

	Fisher Communications Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash investments	$1,639	$11,357	$		$12,996
Receivables	2	28,360			28,362
Due from affiliate		50,582		(50,582)
Income taxes receivable	4,804			(4,804)
Deferred income taxes	383	1,209			1,592
Prepaid expenses	2,140	1,811			3,951
Television and radio broadcast rights		6,624			6,624

Total current assets	8,968	99,943		(55,386)	53,525
Marketable securities, at market value	116,882				116,882
Investment in consolidated subsidiaries	217,733			(217,733)
Cash value of life insurance and retirement deposits	4,806	9,888			14,694
Television and radio broadcast rights		4,120			4,120
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,824			2,824
Deferred income taxes		12,922		(12,922)
Other	822	4,377			5,199
Property, plant and equipment, net	281	159,562			159,843

Total Assets	$349,492	$333,234		$(286,041)	$396,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$706	$820	$		$1,526
Trade accounts payable	50	3,634			3,684
Payable to affiliate	50,582			(50,582)
Accrued payroll and related benefits	4,488	4,719			9,207
Television and radio broadcast rights payable		5,896			5,896
Income taxes payable		10,127		(4,804)	5,323
Other current liabilities	2,162	2,508			4,670

Total current liabilities	57,988	27,704		(55,386)	30,306
Long-term debt, net of current maturities	54,222	73,109			127,331
Accrued retirement benefits	5,076	13,617			18,693
Deferred income taxes	38,902			(12,922)	25,980
Other liabilities	5,500	1,071			6,571
Stockholders’ Equity
Common stock	10,760	1,131		(1,131)	10,760
Capital in excess of par	4,051	164,282		(164,282)	4,051
Deferred compensation	(2)				(2)
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	75,312				75,312
Minimum pension liability	(2,223)	(2,223)		2,223	(2,223)
Retained earnings	99,906	54,543		(54,543)	99,906

Total Stockholders’ Equity	187,804	217,733		(217,733)	187,804

Total Liabilities and Stockholders’ Equity	$349,492	$333,234		$(286,041)	$396,685

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)
Net cash (used in) provided by operating activities	$12,591	$13,999	$(7,500)	$19,090

Cash flows from investing activities
Proceeds from collection of notes receivable		428		428
Proceeds from sale of property, plant and equipment		112		112
Purchase of radio station license		(204)		(204)
Purchase of property, plant and equipment	(784)	(6,007)		(6,791)

Net cash used in investing activities	(784)	(5,671)		(6,455)

Cash flows from financing activities
Net payments under notes payable	(662)			(662)
Borrowings under borrowing agreements	158,000	3,000		161,000
Payments on borrowing agreements	(142,709)			(142,709)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(21,589)			(21,589)
Payment of deferred loan costs	(5,907)	(167)		(6,074)
Dividends Paid		(7,500)	7,500	—
Proceeds from exercise of stock options	428			428

Net cash provided by (used in) financing activities	(12,439)	(4,667)	7,500	(9,606)

Net increase in cash and cash equivalents	(632)	3,661	—	3,029
Cash and cash equivalents, beginning of period	1,639	11,357		12,996

Cash and cash equivalents, end of period	$1,007	$15,018	$—	$16,025

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2003

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)
Net cash (used in) provided by operating activities	$(750)	$7,034	$		$6,284

Cash flows from investing activities
Proceeds from collection of notes receivable		3,235			3,235
Proceeds from sale of marketable securities	5,169				5,169
Proceeds from sale of Georgia television		40,725			40,725
Proceeds from sale of Portland radio stations		42,033			42,033
Proceeds from sale of real estate and property, plant and equipment		61,050			61,050
Release of restricted cash		12,778			12,778
Purchase of radio station license		(468)			(468)
Purchase of property, plant and equipment	(27)	(12,386)			(12,413)

Net cash provided by investing activities	5,142	146,967		—	152,109

Cash flows from financing activities
Net payments under notes payable	(122)				(122)
Payments on borrowing agreements and mortgage loans	(18,669)	(149,998)			(168,667)
Payment of deferred loan costs		(613)			(613)
Proceeds from exercise of stock options	490				490

Net cash used in financing activities	(18,301)	(150,611)		—	(168,912)

Net (decrease) increase in cash and cash equivalents	(13,909)	3,390			(10,519)
Cash and cash equivalents, beginning of period	15,548	7,967			23,515

Cash and cash equivalents, end of period	$1,639	$11,357		$—	$12,996

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2002

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)
Net cash (used in) provided by operating activities	$183,801	$(99,807)	$(66,457)	$17,537

Cash flows from investing activities
Proceeds from sale of real estate and property, plant and equipment		62,465		62,465
Restricted cash		(12,778)		(12,778)
Purchase of property, plant and equipment	(25)	(39,658)		(39,683)

Net cash provided by (used in) investing activities	(25)	10,029	—	10,004

Cash flows from financing activities
Net payments under notes payable	(8,624)			(8,624)
Borrowings under borrowing agreements	64,781	211,350		276,131
Payments on borrowing agreements and mortgage loans	(219,946)	(44,975)		(264,921)
Payment of deferred loan costs	(287)	(5,446)		(5,733)
Dividends paid	(4,468)	(66,457)	66,457	(4,468)
Proceeds from exercise of stock options	21			21

Net cash provided by (used in) financing activities	(168,523)	94,472	66,457	(7,594)

Net increase in cash and cash equivalents	15,253	4,694		19,947
Cash and cash equivalents, beginning of period	295	3,273		3,568

Cash and cash equivalents, end of period	$15,548	$7,967	$—	$23,515

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Year Ended December 31	2004	2003	2002
Allowance for doubtful accounts
Balance at beginning of year	$930	$1,274	$882
Additions charged to expense	318	728	1,267
Balances written off, net of recoveries	(597)	(1,072)	(848)
Reclassified from (to) net working capital of discontinued operations			(27)

Balance at end of year	$651	$930	$1,274

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2005.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ BENJAMIN W. TUCKER JR.
Benjamin W. Tucker Jr. Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

Principal Executive Officer:

/s/ BENJAMIN W. TUCKER JR. Benjamin W. Tucker Jr.	Acting President and Chief Executive Officer	March 25, 2005

Chief Financial and Accounting Officer:

/s/ ROBERT C. BATEMAN Robert C. Bateman	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 25, 2005

A Majority of the Board of Directors:

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 25, 2005

/s/ JAMES W. CANNON James W. Cannon	Director	March 25, 2005

/s/ PHELPS K. FISHER Phelps K. Fisher	Director	March 25, 2005

/s/ CAROL H. FRATT Carol H. Fratt	Director	March 25, 2005

/s/ DONALD G. GRAHAM, JR. Donald G. Graham, Jr.	Director	March 25, 2005

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 25, 2005

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 25, 2005

/s/ JERRY A. ST. DENNIS Jerry A. St. Dennis	Director	March 25, 2005

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 25, 2005

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 25, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement dated as of May 29, 2003 Among Fisher Broadcasting Company, Fisher Broadcasting – Portland Radio, L.L.C., Entercom Portland, LLC, and Entercom Portland License, LLC. (filed as Exhibit 2.2 of the Company’s Quarterly Report for the period ended June 30, 2003 (File No. 000-22439)).

2.2*	Purchase Agreement between Fisher Properties Inc. and RREEF America LLC, dated July 30, 2003 (filed as Exhibit 2.2 of the Company’s Current Report on form 8-K dated October 23, 2003 (File No. 000-22439)).

2.3*	Amendment to the Purchase Agreement between Fisher Properties Inc. and RREEF America LLC, dated September 30, 2003 (filed as Exhibit 2.2 of the Company’s Current Report on form 8-K dated October 23, 2003 (File No. 000-22439)).

3.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3.4*	Bylaws amended as of September 10, 2003 (filed as Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-22439)).

4.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated September 20, 2004).

4.2*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Current Report on Form 8-K dated September 20, 2004).

4.3*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 20, 2004).

10.1*+	Fisher Companies Inc. Supplemental Pension Plan, dated February 29, 1996 (filed as Exhibit 10.4 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.2*+	Fisher Broadcasting Inc. Supplemental Pension Plan, dated March 7, 1996 (filed as Exhibit 10.5 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.3*+	Fisher Mills Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.4*+	Fisher Properties Inc. Supplemental Pension Plan, dated March 1, 1996 (filed as Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

10.5*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.6*	Form of Demand Note between the Registrant and certain of its directors and affiliates of its directors (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

Exhibit No.	Description
10.7*+	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.8*+	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.9*+	Agreement dated June 9, 2003 between Warren J. Spector and Fisher Communications, Inc. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-22439)).

10.10*+	Employment Separation Agreement with Mark Weed dated November 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

10.11*+	Retirement Agreement with David Hillard, dated April 16, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.12*+	Compensation Committee Letter to David D. Hillard dated May 3, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.13*+	Employment Separation Agreement with William W. Krippaehne, Jr., dated March 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005).

10.14*	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2004 (File No. 000-22439).

10.15*	Termination Agreement, dated October 21, 2004, between Merrill Lynch International and Fisher Communications, Inc., (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2004 (File No. 000-22439).

21.1*	Subsidiaries of the Registrant. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-222439))

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
+	Management contract or arrangement.