Form 10-Q
period 2005-03-31
FISHER COMMUNICATIONS INC
filed 2005-05-10
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $1.25 par value, outstanding as of April 29, 2005: 8,690,281

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	3

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three months ended March 31, 2005 and 2004	3

2.	Condensed Consolidated Balance Sheets: March 31, 2005 and December 31, 2004	4

3.	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2005 and 2004	5

4.	Condensed Consolidated Statements of Comprehensive Income: Three months ended March 31, 2005 and 2004	6

5.	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	34
Item 4.	Controls and Procedures	34

PART II
OTHER INFORMATION		35

Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		36
EXHIBIT INDEX		37

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2005	2004
(in thousands, except per-share amounts)

(Unaudited)

Revenue	$30,957	$30,892
Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $3,486 and $3,642, respectively)	16,623	15,059
Selling expenses	5,878	6,363
General and administrative expenses	9,875	9,179
Depreciation and amortization	4,129	4,211
	36,505	34,812
Loss from operations	(5,548)	(3,920)
Net loss on derivative instruments		(9,172)
Other income, net	850	803
Interest expense, net	(3,371)	(3,124)
Loss from continuing operations before income taxes	(8,069)	(15,413)
Benefit for federal and state income taxes	(3,001)	(5,700)
Loss from continuing operations	(5,068)	(9,713)
Loss from discontinued operations, net of income taxes		(132)
Net loss	$(5,068)	$(9,845)

Loss per share:
From continuing operations	$(0.59)	$(1.13)
From discontinued operations		(0.01)
Net loss per share	$(0.59)	$(1.14)

Loss per share assuming dilution:
From continuing operations	$(0.59)	$(1.13)
From discontinued operations		(0.01)
Net loss per share assuming dilution	$(0.59)	$(1.14)

Weighted average shares outstanding	8,625	8,612

Weighted average shares outstanding assuming dilution	8,625	8,612

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2005	December 31 2004
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,827	$16,025
Receivables, net	24,269	28,539
Income taxes receivable	3,661	3,355
Deferred income taxes	1,105	631
Prepaid expenses	4,690	3,653
Television and radio broadcast rights	6,778	8,398
Total current assets	52,330	60,601
Marketable securities, at market value	146,506	157,102
Cash value of life insurance and retirement deposits	14,481	14,971
Television and radio broadcast rights	3,091	3,086
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,820	2,825
Prepaid financing fees and other assets	6,737	7,396
Property, plant and equipment, net	148,525	150,293
Total Assets	$414,088	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$53
Trade accounts payable	2,913	3,755
Accrued payroll and related benefits	6,814	7,331
Interest payable	539	3,630
Television and radio broadcast rights payable	4,648	7,419
Other current liabilities	5,489	5,232
Total current liabilities	20,447	27,420
Long-term debt	150,000	150,000
Accrued retirement benefits	19,170	18,967
Deferred income taxes	30,047	36,133
Other liabilities	1,043	899
	.
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,680,169 in 2005 and 8,618,781 in 2004	10,850	10,773
Capital in excess of par	7,342	4,535
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	94,512	101,400
Minimum pension liability	(2,208)	(2,208)
Retained earnings	82,885	87,953
Total Stockholders’ Equity	193,381	202,453
Total Liabilities and Stockholders’ Equity	$414,088	$435,872

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2005	2004
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(5,068)	$(9,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,129	4,211
Deferred income taxes	(2,855)	(3,087)
Equity in operations of equity investees	3	(10)
Amortization of deferred loan costs	164	163
Decrease in fair value of derivative instruments		9,172
Interest accrued on forward sale transaction		1,063
Amortization of television and radio broadcast rights	2,956	2,347
Payments for television and radio broadcast rights	(4,096)	(3,667)
Other	512	48
Change in operating assets and liabilities
Receivables	3,908	3,740
Prepaid expenses	(1,037)	(521)
Cash value of life insurance and retirement deposits	490	(6)
Other assets	(58)	116
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(4,358)	(4,318)
Income taxes receivable and payable	(306)	(8,221)
Accrued retirement benefits	204	55
Other liabilities	126	(220)
Net cash used in operating activities	(5,286)	(8,980)
Cash flows from investing activities
Proceeds from collection of note receivable	1,000
Purchase of property, plant and equipment	(2,238)	(392)
Net cash used in investing activities	(1,238)	(392)
Cash flows from financing activities
Payments under notes payable	(9)	(120)
Borrowings under borrowing agreements		8,000
Payments on borrowing agreements		(650)
Payment of deferred loan costs	(85)	(131)
Proceeds from exercise of stock options	2,420	428
Net cash provided by financing activities	2,326	7,527
Net decrease in cash and cash equivalents	(4,198)	(1,845)
Cash and cash equivalents, beginning of period	16,025	12,996
Cash and cash equivalents, end of period	$11,827	$11,151

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
	2005	2004
(in thousands)
(Unaudited)
Net loss	$(5,068)	$(9,845)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(10,596)	12,580
Effect of income taxes	3,708	(4,403)
	(6,888)	8,177
Comprehensive loss	$(11,956)	$(1,668)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

2.	Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force discussed Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” EITF Topic D-108 clarifies that a residual valuation method is not appropriate to value acquired assets other than goodwill. The guidance is to be applied no later than the beginning of the first fiscal year that begins after December 15, 2004. The transition to EITF Topic D-108 requires that registrants that have applied the residual method to value intangible assets shall perform an impairment test on those intangible assets using the direct value method no later than the beginning of the first fiscal year beginning after December 15, 2004. The adoption of this new rule had no impact on the Company’s financial statements because the Company has no intangible assets originally valued under the residual method.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation.” SFAS 123R requires that companies recognize a calculated expense for equity-based compensation. The new rules were to be effective for interim and annual periods beginning after June 15, 2005; however, in April 2005, the SEC amended the required implementation date to the beginning of a company’s next fiscal year. Therefore, the Company intends to adopt the standard in 2006. SFAS 123R provides for different transition methods upon adoption. As a result of SFAS 123R, the Company plans to begin recognizing expense for stock-related compensation; however, the Company has not yet determined the transition methodology, nor is the Company able to predict the expected impact on its financial position or results of operations as a result of adopting this Standard.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The new rules are effective for interim and annual periods beginning after June 15, 2005. The Company does not believe these rules will materially affect its financial position, results of operations or cashflows.

3.	Discontinued Operations

On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, and recognized a gain on sale of $12.5 million; net proceeds from the sale were $40.7 million. In the first three months of 2004, an adjustment to the purchase price of $132,000 was made, resulting from revision of estimates of working capital at the closing date.

4.	Senior Notes and Senior Credit Facility

On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year.

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

The indenture under which the notes were issued contains covenants that, among other things, limit the Company’s ability to:

•	incur additional indebtedness;

•	make certain asset dispositions;

•	make investments or other restricted payments;

•	pay dividends or make other distributions on, redeem or repurchase, capital stock;

•	issue capital stock of the Company’s restricted subsidiaries;

•	enter into transactions with affiliates or related persons;

•	incur certain liens on assets to secure debt; and

•	enter into a merger, sale or consolidation.

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

On September 20, 2004, the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is collateralized by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the

Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 300 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at March 31, 2005, and no amounts were outstanding under the Revolver at March 31, 2005.

5.	Derivative Instruments

On March 21, 2002, the Company entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Proceeds from the Forward Transaction were used to repay prior debt, to finance construction of Fisher Plaza, and for general corporate purposes. The Company’s obligations under the Forward Transaction were collateralized by shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, the Company periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations.

On April 28, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, of which $2.1 million had been recognized as a derivative instrument liability as of March 31, 2004. The remaining $436,000 was recognized as a loss on termination in the second quarter of 2004. In addition, the Company recognized $212,000 in interest expense to write-off the remaining unamortized expenses related to the terminated tranche.

On November 4, 2004, the Company terminated all remaining tranches of the Forward Transaction. In connection with the termination, the Company paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by the Company became unencumbered.

In connection with a previous broadcast borrowing facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast borrowing facility. The swap expired in the first quarter of 2004, resulting in a gain of $907,000 which is included in net loss on derivative instruments in the accompanying Consolidated Statement of Operations.

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

At March 31, 2005, the Company had commitments under license agreements amounting to $61.0 million for future rights to broadcast television and radio programs through 2010, and $15.8 million in related fees. As these programs will not be available for broadcast until after March 31, 2005, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $7.8 million through 2007.

7.	Retirement Benefits

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

The net periodic pension cost for the Company’s supplemental retirement plan is as follows (in thousands):

	Three months ended March 31
	2005	2004
Service cost	$40	$73
Interest cost	267	274
Amortization of transition asset		26
Amortization of loss	87	53

Net periodic pension cost	$394	$426

Assumptions used to determine net periodic pension costs are as follows:

	2005	2004
Discount Rate	5.74%	6.25%
Rate of Compensation increase	3.00%	3.00%

8.	Income (loss) Per Share

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

The weighted average number of shares outstanding for the three months ended March 31, 2005 was 8,625,102. The dilutive effect of 60 restricted stock rights and options to purchase 443,217 shares are excluded for the three month period ended March 31, 2005, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the three months ended March 31, 2004 was 8,611,994. The dilutive effect of 460 restricted stock rights and options to purchase 488,830 shares are excluded for the three month period ended March 31, 2004, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

9.	Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per-share amounts):

	Three months ended March 31
	2005	2004
Net loss, as reported	$(5,068)	$(9,845)
Add stock-based employee compensation expense included in net loss as reported	197
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(22)	(332)

Adjusted net loss	$(4,893)	$(10,177)

Loss per share:
As reported	$(0.59)	$(1.14)
Adjusted	$(0.57)	$(1.18)
Loss per share assuming dilution:
As reported	$(0.59)	$(1.14)
Adjusted	$(0.57)	$(1.18)

During the first quarter of 2005, the Company entered into a severance agreement with its former chief executive officer. The agreement provided certain benefits, including the acceleration of vesting of certain unvested common stock options held by the executive. The Company accounted for the modification under the provisions of APB 25, and recognized an after-tax expense of $197,000 ($303,000 pre-tax) in the first quarter of 2005. The Company recognized total pre-tax expense of approximately $1.0 million in the first quarter of 2005 relating to severance expenses for the Company’s former chief executive officer.

10.	Segment Information

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

Revenue for each reportable segment is as follows (in thousands):

	Three Months Ended March 31
	2005	2004
Television	$20,826	$21,734
Radio	8,265	8,069
Fisher Plaza	1,918	1,097
Corporate and eliminations	(52)	(8)

Continuing operations	$30,957	$30,892

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Three Months Ended March 31
	2005	2004
Television	$(1,051)	$1,207
Radio	(917)	(798)
Fisher Plaza	(76)	(670)
Corporate and eliminations	(2,654)	(12,028)

Total segment loss from continuing operations before interest and income taxes	(4,698)	(12,289)
Discontinued operations		(207)

	$(4,698)	$(12,496)

The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Three Months Ended March 31
	2005	2004
Total segment loss from continuing operations before interest and income taxes	$(4,698)	$(12,289)
Interest expense, net	(3,371)	(3,124)

Consolidated loss from continuing operations before income taxes	$(8,069)	$(15,413)

Identifiable assets for each reportable segment are as follows (in thousands):

Total assets	March 31, 2005	December 31, 2004
Television	$81,978	$93,799
Radio	42,496	44,048
Fisher Plaza	122,040	122,579
Corporate and eliminations	167,574	175,446

Continuing operations	$414,088	$435,872

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

11.	Financial Information for Guarantors

On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the wholly owned subsidiaries of the Company.

Presented below are condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended March 31, 2005

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)

Revenue	$		$31,015	$(58)	$30,957
Costs and expenses
Cost of services sold			16,230	393	16,623
Selling expenses			5,878		5,878
General and administrative expenses		3,438	6,888	(451)	9,875
Depreciation and amortization		69	4,060		4,129
		3,507	33,056	(58)	36,505
Loss from operations		(3,507)	(2,041)	—	(5,548)
Other income, net		670	180		850
Equity in income of subsidiaries		(1,196)		1,196	—
Interest expense, net		(3,371)			(3,371)
Loss from continuing operations before income taxes		(7,404)	(1,861)	1,196	(8,069)
Benefit for federal and state income taxes		(2,336)	(665)		(3,001)
Net loss		$(5,068)	$(1,196)	$1,196	$(5,068)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended March 31, 2004

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
(in thousands)

Revenue	$		$30,942	$(50)	$30,892
Costs and expenses
Cost of services sold			14,696	363	15,059
Selling expenses			6,363		6,363
General and administrative expenses		2,257	7,335	(413)	9,179
Depreciation and amortization		52	4,159		4,211
		2,309	32,553	(50)	34,812
Loss from operations		(2,309)	(1,611)	—	(3,920)
Net gain (loss) on derivative instruments		(10,079)	907		(9,172)
Other income, net		560	243		803
Equity in income of subsidiaries		(1,751)		1,751	—
Interest expense, net		(1,091)	(2,033)		(3,124)
Loss from continuing operations before income taxes		(14,670)	(2,494)	1,751	(15,413)
Benefit for federal and state income taxes		(4,825)	(875)		(5,700)
Loss from continuing operations		(9,845)	(1,619)	1,751	(9,713)
Loss from discontinued operations, net of income taxes			(132)		(132)
Net loss		$(9,845)	$(1,751)	$1,751	$(9,845)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of March 31, 2005

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries		Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$3,409		$8,418	$		$11,827
Receivables			24,269			24,269
Due from affiliate	943				(943)	—
Income taxes receivable	5,711				(2,050)	3,661
Deferred income taxes	88		1,017			1,105
Prepaid expenses	427		4,263			4,690
Television and radio broadcast rights			6,778			6,778
Total current assets	10,578		44,745		(2,993)	52,330
Marketable securities, at market value	146,328		178			146,506
Investment in consolidated subsidiaries	217,184				(217,184)	—
Cash value of life insurance and retirement deposits	4,850		9,631			14,481
Television and radio broadcast rights			3,091			3,091
Goodwill, net			38,354			38,354
Intangible assets			1,244			1,244
Investments in equity investee			2,820			2,820
Deferred income taxes			5,716		(5,716)	—
Prepaid financing fees and and other assets	5,844		893			6,737
Property, plant and equipment, net	960		147,565			148,525
Total Assets	$385,744		$254,237		$(225,893)	$414,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$		$		$44
Trade accounts payable	346		2,567			2,913
Payable to affiliate			943		(943)	—
Accrued payroll and related benefits	1,147		5,667			6,814
Television and radio broadcast rights payable			4,648			4,648
Income taxes payable			2,050		(2,050)	—
Other current liabilities	3,276		2,752			6,028
Total current liabilities	4,813		18,627		(2,993)	20,447
Long-term debt	150,000					150,000
Accrued retirement benefits	1,787		17,383			19,170
Deferred income taxes	35,763				(5,716)	30,047
Other liabilities			1,043			1,043
Stockholders’ Equity
Common stock	10,850		1,131		(1,131)	10,850
Capital in excess of par	7,342		164,234		(164,234)	7,342
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	94,512		75		(75)	94,512
Minimum pension liability	(2,208)		(2,208)		2,208	(2,208)
Retained earnings	82,885		53,952		(53,952)	82,885
Total Stockholders’ Equity	193,381		217,184		(217,184)	193,381
Total Liabilities and Stockholders’ Equity	$385,744		$254,237		$(225,893)	$414,088

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$1,007	$15,018	$		$16,025
Receivables	6	28,533			28,539
Due from affiliate	10,379			(10,379)	—
Income taxes receivable	5,234			(1,879)	3,355
Deferred income taxes	92	539			631
Prepaid expenses	222	3,431			3,653
Television and radio broadcast rights		8,398			8,398
Total current assets	16,940	55,919		(12,258)	60,601
Marketable securities, at market value	156,925	177			157,102
Investment in consolidated subsidiaries	218,380			(218,380)	—
Cash value of life insurance and retirement deposits	5,454	9,517			14,971
Television and radio broadcast rights		3,086			3,086
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,825			2,825
Deferred income taxes		6,125		(6,125)	—
Prepaid financing fees and and other assets	5,995	1,401			7,396
Property, plant and equipment, net	838	149,455			150,293
Total Assets	$404,532	$268,103		$(236,763)	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$9	$		$53
Trade accounts payable	633	3,122			3,755
Payable to affiliate		10,379		(10,379)	—
Accrued payroll and related benefits	1,068	6,263			7,331
Television and radio broadcast rights payable		7,419			7,419
Income taxes payable		1,879		(1,879)	—
Other current liabilities	6,594	2,268			8,862
Total current liabilities	8,339	31,339		(12,258)	27,420
Long-term debt	150,000				150,000
Accrued retirement benefits	1,482	17,485			18,967
Deferred income taxes	42,258			(6,125)	36,133
Other liabilities		899			899
Stockholders’ Equity
Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,535	164,234		(164,234)	4,535
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	101,400	75		(75)	101,400
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	87,953	55,148		(55,148)	87,953
Total Stockholders’ Equity	202,453	218,380		(218,380)	202,453
Total Liabilities and Stockholders’ Equity	$404,532	$268,103		$(236,763)	$435,872

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the three months ended March 31, 2005

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)

Net cash provided by (used in) operating activities	$103	$(5,389)	$		$(5,286)

Cash flows from investing activities
Proceeds from collection of note receivable		1,000			1,000
Purchase of property, plant and equipment	(37)	(2,201)			(2,238)
Net cash used in investing activities	(37)	(1,201)		—	(1,238)

Cash flows from financing activities
Payments under notes payable		(9)			(9)
Payment of deferred loan costs	(85)				(85)
Proceeds from exercise of stock options	2,420				2,420
Net cash provided by (used in) financing activities	2,335	(9)		—	2,326
Net increase (decrease) in cash and cash equivalents	2,401	(6,599)		—	(4,198)
Cash and cash equivalents, beginning of period	1,007	15,018			16,025
Cash and cash equivalents, end of period	$3,408	$8,419		$—	$11,827

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the three months ended March 31, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
(in thousands)

Net cash used in operating activities	$(7,781)	$(1,199)	$		$(8,980)

Cash flows from investing activities
Purchase of property, plant and equipment	(121)	(271)			(392)
Net cash used in investing activities	(121)	(271)		—	(392)

Cash flows from financing activities
Payments under notes payable	(120)				(120)
Borrowings under borrowing agreements	8,000				8,000
Payments on borrowing agreements		(650)			(650)
Payment of deferred loan costs		(131)			(131)
Proceeds from exercise of stock options	428				428
Net cash provide by (used in) financing activities	8,308	(781)		—	7,527
Net increase (decrease) in cash and cash equivalents	406	(2,251)		—	(1,845)
Cash and cash equivalents, beginning of period	1,639	11,357			12,996
Cash and cash equivalents, end of period	$2,045	$9,106		$—	$11,151

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

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three-month period ended March 31, 2005, compared with the corresponding period in 2004.

We are an integrated media company. We own and operate nine network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a tenth television station. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.

Our broadcasting operations receive revenues from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

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

In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The Rights Agreement has led to significantly increased overall revenues at our Seattle radio operations, as well as significantly increased programming, selling, promotional and other costs, as we have elevated the position of our Seattle radio operations in the Seattle market. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each year is less than what is expected for the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market over the past few years, and we expect that these investments will lead to improved operating performance for our Seattle radio stations. Nevertheless, the success of this programming is dependent, in part, on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of March 31, 2005, approximately 89% of Fisher Plaza was occupied or committed for occupancy (41% was occupied by Fisher entities), which is unchanged from December 31, 2004. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

On September 20, 2004 we completed an offering of $150.0 million of 8.625% senior notes due 2014 and used the net cash proceeds to retire our previous debt facilities and terminated the forward sales contract covering shares of our investment in Safeco Corporation. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the recoverability of goodwill and other indefinite-lived intangible assets, the value of derivative instruments formerly held by the Company, the value of television and radio broadcast rights, the cost of pension programs, the amount of tax accruals and the amount of the allowance for doubtful accounts. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three months Ended March 31,		Variance
	2005	2004	$	%
(dollars in thousands)
(Unaudited)

Revenue
Television	$20,826	$21,734	$(908)	-4.2%
Radio	8,265	8,069	196	2.4%
Fisher Plaza	1,918	1,097	821	74.8%
Corporate and eliminations	(52)	(8)	(44)

Consolidated	30,957	30,892	65	0.2%
Cost of services sold
Television	11,870	10,853	1,017	9.4%
Radio	3,734	3,404	330	9.7%
Fisher Plaza	622	366	256	69.9%
Corporate and eliminations	397	436	(39)

Consolidated	16,623	15,059	1,564	10.4%
Selling expenses
Television	2,698	2,888	(190)	-6.6%
Radio	3,089	3,259	(170)	-5.2%
Fisher Plaza	91	216	(125)	-57.9%

Consolidated	5,878	6,363	(485)	-7.6%
General and administrative expenses
Television	4,691	4,700	(9)	-0.2%
Radio	2,036	2,049	(13)	-0.6%
Fisher Plaza	269	300	(31)	-10.3%
Corporate and eliminations	2,879	2,130	749	35.2%

Consolidated	9,875	9,179	696	7.6%
Depreciation and amortization
Television	2,678	2,852	(174)	-6.1%
Radio	367	404	(37)	-9.2%
Fisher Plaza	1,014	903	111	12.3%
Corporate and eliminations	70	52	18	34.6%

Consolidated	4,129	4,211	(82)	-1.9%
Income (loss) from operations
Television	($1,111)	$441	(1,552)
Radio	(961)	(1,047)	86
Fisher Plaza	(78)	(688)	610
Corporate and eliminations	(3,398)	(2,626)	(772)

Consolidated	(5,548)	(3,920)	(1,628)

Net loss on derivative instruments		(9,172)	9,172
Other income, net	850	803	47
Interest expense, net	(3,371)	(3,124)	(247)

Loss from continuing operations before income taxes	(8,069)	(15,413)	7,344
Benefit for federal and state income taxes	(3,001)	(5,700)	2,699

Loss from continuing operations	(5,068)	(9,713)	4,645
Loss from discontinued operations, net of income taxes		(132)	132

Net loss	$(5,068)	$(9,845)	$4,777

Comparison of Fiscal Three-Month Periods Ended March 31, 2005, and March 31, 2004

Revenue

Television revenue decreased in the first quarter of 2005, as compared to the first quarter of 2004, primarily due to lower political advertising in 2005. The prior year was a national election year, and political campaigns began spending on broadcast advertising in certain of our markets toward the end of the first quarter of 2004. We also had lower network compensation revenue in the first quarter of 2005, as compared to the first quarter of 2004. Our two largest television stations, KOMO TV in Seattle and KATU in Portland, are affiliated with ABC, and we have noted improved ABC network program ratings since the fall of 2004. Because our two ABC-affiliated stations account for approximately three-fourths of our television revenues, strengthened network programming and the corresponding improved lead-ins to local news programs could help us generate revenues during 2005.

Effective December 2004, we signed a nonbinding letter with ABC providing for a renewal of the affiliation agreements at KOMO and KATU to extend them through 2010. The terms of the renewal are subject to the negotiation and execution of definitive agreements. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming. The December letter agreement includes reduced network compensation from ABC.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle television market decreased 4.7% in the first quarter of 2005, as compared to the first quarter of 2004, and total spot revenue for the overall Portland television market decreased 3.1% over these same periods. Our Seattle and Portland television stations experienced spot revenue decreases of 1.0% and 5.4%, respectively, in the first quarter of 2005, as compared to the first quarter of 2004. Our Seattle and Portland total revenues decreased 3.3% and 7.1%, respectively, in the first quarter of 2005, as compared to the first quarter of 2004. Revenue from our remaining television stations decreased by 3.4% in the first quarter of 2005, as compared to the first quarter of 2004.

Our radio operations showed modest revenue growth in the first quarter of 2005, compared to the first quarter of 2004, as a result of increased local spot revenue in our smaller-market stations, as well as KOMO AM’s increased performance in the Seattle market. Excluding revenues specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenues increased 15.7% in the first quarter of 2005, compared to the first quarter of 2004. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming. Miller Kaplan data, which excludes sports programming, reported that radio revenues for the Seattle market grew 4.6% during the first quarter of 2005, as compared to the first quarter of 2004. Total Seattle Radio revenue increased 3.9% in the first quarter of 2005, as compared to the first quarter of 2004.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the first three months of 2005, as compared to the first three months of 2004, was due primarily to increased occupancy levels to 89% as of March 31, 2005 from 70% as of December 31, 2003.

Cost of services sold

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The increase in the television segment cost of services sold in the first quarter of 2005, as compared to the first quarter of 2004, is primarily the result of higher syndication costs.

Higher cost of services sold at our radio segment in the three months ended March 31, 2005, as compared to the comparable period in 2004, was primarily attributable to increased lease and labor expenses.

The increase in cost of services sold at Fisher Plaza in the three months ended March 31, 2005, as compared to the same 2004 period, was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.

Selling expenses

The decrease in selling expenses in the television and radio segments in the three-month period ended March 31, 2005, as compared to the comparable period in 2004, was due primarily to decreased promotional activities, as well as decreased sales commissions on somewhat lower revenue levels.

Decreased selling expenses at Fisher Plaza for the three-month period ended March 31, 2005, as compared to the same period in 2004, was due primarily to greater 2004 efforts to market Fisher Plaza, including the second phase of the facility which was first available for occupancy in the summer of 2003. As of December 31, 2004, approximately 89% of Fisher Plaza was occupied or committed for occupancy and, consequently, selling initiatives have been significantly reduced.

General and administrative expenses

The television and radio segments had somewhat higher employee benefit costs in the first quarter of 2005, as compared to the first quarter of 2004, offset by reductions in other areas.

The corporate group incurred higher expenses in the first quarter of 2005, as compared to the first quarter of 2004, primarily as a result of severance expenses totaling approximately $1.0 million for the Company’s former chief executive officer, as well as higher audit and accounting expenses relating to completion of documentation and testing procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, offset somewhat by a reduction in other expenses.

Depreciation

Depreciation for the television segment declined in the three-month period ended March 31, 2005, as compared to the same period of 2004, as a result of certain assets having become fully depreciated.

The increase in depreciation in the Fisher Plaza segment in the three-month period ended March 31, 2005, as compared to the comparable period of 2004, was primarily due to completion of tenant improvements for third-party tenants and commencing depreciation when those spaces were occupied.

Net loss on derivative instruments

We had no remaining derivative instruments as of March 31, 2005; however, derivative instruments had a significant impact on our operating results over the past few years. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations. Changes in the value of the Forward Transaction were based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

On April 28, 2004, we terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million which consisted of losses recorded in previous periods of $2.1 million and an additional loss of $436,000 recorded in the quarter ended June 30, 2004.

On November 4, 2004, we terminated all remaining tranches of the Forward Transaction. In connection with the termination, we paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by us became unencumbered.

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

Net loss on derivative instruments in the first quarter of 2004 consisted of unrealized loss resulting from changes in fair value of the Forward Transaction derivative amounting to $10.1 million, offset in part by an unrealized gain from changes in fair value of the Swap Agreement amounting to $907,000. The loss on the Forward Transaction was primarily attributable to the increased value of Safeco Corporation common stock during the first quarter of 2004. The Company recorded a $12.6 million pre-tax increase in value of its marketable securities during the first quarter of 2004, and that increase is reflected, after tax effects, in the Condensed Consolidated Statement of Comprehensive Income.

Other income, net

Other income, net, consists primarily of dividends received on marketable securities.

Interest expense, net

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement. The increase in interest expense in the three-month period ended March 31, 2005, compared to the same period in 2004, is due in part to the expiration of the Swap Agreement in the first quarter of 2004.

Benefit for federal and state income taxes

The benefit for federal and state income taxes varies directly with pre-tax loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes. The effective tax rate generally varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes.

Liquidity and capital resources

In September 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations under the Forward Transaction. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. We also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of the Company’s assets (excluding certain real property and our investment in shares of Safeco Corporation common stock). In November 2004, we terminated all remaining tranches of the Forward Transaction and paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered.

Our current assets as of March 31, 2005 included cash and cash equivalents totaling $11.8 million, and we had working capital of $31.9 million. As of December 31, 2004, our current assets included cash and cash equivalents totalling $16.0 million, and we had working capital of $33.2 million. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the credit facility to meet operating needs. As of March 31, 2005, the entire $20.0 million was available under the credit facility. We believe that existing cash and cash equivalents, combined with access to our credit facility, are adequate to fund our operations.

Net cash used by operating activities during the three months ended March 31, 2005 was $5.3 million, compared to cash used by operations of $9.0 million in the three months ended March 31, 2004. Net cash used by operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization and net loss on derivative instruments (for the 2004 period), adjusted by changes in deferred income tax and changes in operating assets and liabilities. In the first three months of 2004, we made significant tax payments relating to our gains on sale transactions in 2003; these payments represented a significant portion of the cash used in operating activities during the three-month period ended March 31, 2004. Net cash used in investing activities during the period ended March 31, 2005, included $2.2 million to purchase property, plant and equipment and collection of $1.0 million related to the 2003 sale of the Portland radio stations, compared to $392,000 to purchase property, plant and equipment in the three-month period ended March 31, 2004. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.

Net cash provided by financing activities in the three months ended March 31, 2005 was $2.3 million, comprised primarily of $2.4 million in proceeds from the exercise of stock options. These cash activities were partially offset by payments of deferred loan costs. Net cash provided by financing activities in the three months ended March 31, 2004 was $7.5 million, comprised primarily of $8.0 million in borrowings under our credit facilities.

We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 4 of the Condensed Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at March 31, 2005.

As of March 31, 2005, the following table presents our contractual obligations (in thousands):

Future contractual obligations are as follows (in thousands):

As of March 31, 2005	Debt Maturities	Broadcast Rights	Other Obligations	Operating Lease Obligations	Total

2005	$44	$18,313	$4,240	$1,107	$23,704
2006		16,471	5,086	702	22,259
2007		15,837	4,559	610	21,006
2008		11,467	1,943	491	13,901
2009		1,884		389	2,273
Thereafter	150,000	1,762		1,812	153,574

	$150,044	$65,734	$15,828	$5,111	$236,717

Commitments for broadcast rights consist of $4.7 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of March 31, 2005 and $61.0 million for future rights to broadcast television and radio programs. Other obligations consist of $8.0 million in fees relating to future rights to broadcast television and radio programs and $7.8 million for commitments under a joint sales agreement.

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

We incurred a net loss of $5.1 million for the three months ended March 31, 2005. In the full fiscal year 2004, we had a net loss of $12.0 million. Although we have committed resources to (1) streamlining our broadcast operations and controlling expenses and (2) increasing our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.

Our indebtedness could materially and adversely affect our business and prevent us from fulfilling our obligations under our 8.625% senior notes due 2014

We currently have a substantial amount of debt. Our indebtedness could have a material adverse effect on our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general business purposes;

•	reduce the funds available to purchase the rights to television and radio programs;

•	limit our flexibility in planning for, or reacting to, changes in our industries, making us more vulnerable to economic downturns; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

•	limit our ability to make certain asset dispositions.

If our indebtedness affects our operations in these ways, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 and our senior credit facility may permit us to incur substantial amounts of additional debt provided we meet certain financial and other covenants.

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

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years, beginning with the 2003 baseball season. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball game nationwide beginning with the 2005 regular season. Though we retain broadcast rights under the Rights Agreement, we are not yet able to assess the impact of the announcement on our business. Such a rebroadcast could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the stations’ programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC that were extended through December 31, 2004. For 2004, approximately three-fourths of our television broadcasting revenues (and approximately half of our total revenues) were derived from our ABC affiliated stations. We are currently pursuing renewal of our ABC affiliation agreements. Effective December 2004, we signed a nonbinding letter with the ABC Television Network outlining terms subject to and conditioned on the execution of a final agreement. Until the final affiliation agreement is fully-executed, we expect these stations to operate under the terms of the letter of agreement. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms. In recent years, the networks have been attempting to negotiate better terms for themselves, including the reduction or elimination of compensation that the networks pay to affiliates for carrying their programming. The December letter agreement includes reduced network compensation from ABC.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. Our auditors are required to attest to and report on, management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

In addition to competing with other media outlets for audience share, we also compete for advertising revenues that comprise our primary source of revenue. Our stations compete for such advertising revenues with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems.

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

Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results over the past several years were adversely impacted by a soft economy, and any continuing weak economic conditions in these markets would harm our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, downturns in the national economy have historically resulted (and may in the future result) in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

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

Approximately $38 million, or 9% of our total assets as of March 31, 2005, consists of unamortized goodwill. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with accounting rules.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to three television station in a single market, to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. Several parties have filed a petition for certiorari requesting that the decision of the court of appeals be reviewed and reversed by the Supreme Court. The Supreme Court has not decided whether to hear the appeal. If Supreme Court review is not undertaken or a decision is issued affirming the decision of the court of appeals, the FCC will review the matter and issue a revised order, which will then be subject to further review on appeal. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.

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

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, such entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. We may also be prevented from implementing certain joint operations with competitors which might make the operation of our stations more efficient. Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

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

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We generally do not enter into employment agreements with our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results. On January 6, 2005, we announced the resignation of William Krippaehne, Jr. as our president and chief executive officer and that Benjamin W. Tucker was selected as acting president and chief executive officer.

A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A reduction in the share price of Safeco Corporation may adversely affect our total assets and stockholders’ equity.

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at March 31, 2005, represented 35% of our assets and approximately 49% of our stockholders’ equity. Our investment in Safeco Corporation provided $2.3 million and $660,000 in dividend income for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.

We will be required to make additional investments in HDTV technology, which could harm our ability to fund other operations or repay debt.

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

Failure of our information technology systems would disrupt our operations, which could reduce our customer base and result in lost revenues. Our computer systems are vulnerable to viruses, unauthorized tampering, system failures and potential obsolescence.

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

Interest Rate Exposure

As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of March 31, 2005, is now at a fixed rate. As of March 31, 2005, our fixed-rate debt totaled $150.0 million. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2005, amounts to approximately $8.5 million. For fixed rate debt, interest rate changes do not impact book value, operations or cash flow.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of March 31, 2005 was $146.5 million, compared to $157.1 million as of December 31, 2004. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of March 31, 2005, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $14.6 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended March 31, 2005, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the Company’s fiscal quarter ended March 31, 2005, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We did not make any changes in internal control over financial reporting during the first fiscal quarter of 2005 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

10.1	Employment Separation Agreement with William W. Krippaehne, Jr., dated March 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2005).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: May 6, 2005	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Separation Agreement with William W. Krippaehne, Jr., dated March 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2005).

31.1	Certification of Acting Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.