Form 10-Q
period 2005-06-30
FISHER COMMUNICATIONS INC
filed 2005-08-08
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $1.25 par value, outstanding as of August 1, 2005: 8,694,981

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

ITEM 1 – FINANCIAL STATEMENTS

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004

(in thousands, except per-share amounts)

(Unaudited)
Revenue	$71,079	$71,266	$40,122	$40,374

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $6,506, $7,025, $3,020 and $3,384, respectively)	37,242	33,579	20,619	18,520
Selling expenses	13,329	13,514	7,451	7,151
General and administrative expenses	17,795	17,976	7,920	8,797
Depreciation and amortization	7,751	8,315	3,622	4,104

	76,117	73,384	39,612	38,572

Income (loss) from operations	(5,038)	(2,118)	510	1,802
Net loss on derivative instruments		(10,545)		(1,373)
Other income, net	1,781	1,467	931	664
Interest expense	(6,775)	(5,767)	(3,404)	(2,643)

Loss from continuing operations before income taxes	(10,032)	(16,963)	(1,963)	(1,550)
Benefit for federal and state income taxes	(3,874)	(5,806)	(873)	(106)

Loss from continuing operations	(6,158)	(11,157)	(1,090)	(1,444)
Loss from discontinued operations, net of income taxes		(132)

Net loss	$(6,158)	$(11,289)	$(1,090)	$(1,444)

Loss per share:
From continuing operations	$(0.71)	$(1.30)	$(0.13)	$(0.17)
From discontinued operations		(0.01)

Net loss per share	$(0.71)	$(1.31)	$(0.13)	$(0.17)

Loss per share assuming dilution:
From continuing operations	$(0.71)	$(1.30)	$(0.13)	$(0.17)
From discontinued operations		(0.01)

Net loss per share assuming dilution	$(0.71)	$(1.31)	$(0.13)	$(0.17)

Weighted average shares outstanding	8,658	8,615	8,690	8,619

Weighted average shares outstanding assuming dilution	8,658	8,615	8,690	8,619

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2005		December 31 2004

(in thousands, except share and per-share amounts)

(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$10,471	$16,025
Receivables, net		28,642	28,539
Income taxes receivable		3,661	3,355
Deferred income taxes		1,158	631
Prepaid expenses		4,254	3,653
Television and radio broadcast rights		3,204	8,398

Total current assets		51,390	60,601
Marketable securities, at market value		163,149	157,102
Cash value of life insurance and retirement deposits		14,819	14,971
Television and radio broadcast rights		2,614	3,086
Goodwill, net		38,354	38,354
Intangible assets		1,244	1,244
Investment in equity investee		2,842	2,825
Prepaid financing fees and other assets		6,558	7,396
Property, plant and equipment, net		146,435	150,293

Total Assets		$427,405	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$		$53
Trade accounts payable		2,780	3,755
Accrued payroll and related benefits		5,120	7,331
Interest payable		3,773	3,630
Television and radio broadcast rights payable		2,160	7,419
Other current liabilities		3,793	5,232

Total current liabilities		17,626	27,420
Long-term debt		150,000	150,000
Accrued retirement benefits		19,755	18,967
Deferred income taxes		35,040	36,133
Other liabilities		1,159	899

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,694,981 in 2005 and 8,618,781 in 2004		10,869	10,773
Capital in excess of par		7,985	4,535
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities		105,384	101,400
Minimum pension liability		(2,208)	(2,208)
Retained earnings		81,795	87,953

Total Stockholders’ Equity		203,825	202,453

Total Liabilities and Stockholders’ Equity		$427,405	$435,872

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
	2005	2004

(in thousands)

(Unaudited)
Cash flows from operating activities
Net loss	$(6,158)	$(11,289)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,751	8,315
Deferred income taxes	(3,740)	(1,953)
Equity in operations of equity investees	(17)	(26)
Amortization of deferred loan costs	326	334
Decrease in fair value of derivative instruments		10,545
Interest accrued on forward sale transaction		2,531
Amortization of television and radio broadcast rights	10,410	8,906
Payments for television and radio broadcast rights	(9,987)	(9,625)
Other	350	282
Change in operating assets and liabilities
Receivables	(1,049)	(889)
Prepaid expenses	(602)	24
Cash value of life insurance and retirement deposits	152	(13)
Other assets	(40)	510
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(4,482)	(6,196)
Income taxes receivable and payable	(306)	(9,454)
Accrued retirement benefits	788	862
Other liabilities	245	(444)

Net cash used in operating activities	(6,359)	(7,580)

Cash flows from investing activities
Proceeds from collection of notes receivable	1,585
Proceeds from sale of marketable securities	247
Purchase of property, plant and equipment	(3,955)	(1,355)

Net cash used in investing activities	(2,123)	(1,355)

Cash flows from financing activities
Payments under notes payable	(53)	(120)
Borrowings under borrowing agreements		11,000
Payments on borrowing agreements		(1,898)
Payments to terminate forward transaction tranche		(2,500)
Payment of deferred loan costs	(87)	(265)
Proceeds from exercise of stock options	3,068	427

Net cash provided by financing activities	2,928	6,644

Net decrease in cash and cash equivalents	(5,554)	(2,291)
Cash and cash equivalents, beginning of period	16,025	12,996

Cash and cash equivalents, end of period	$10,471	$10,705

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004

(in thousands)

(Unaudited)
Net loss	$(6,158)	$(11,289)	$(1,090)	$(1,444)

Other comprehensive income (loss):
Unrealized gain on marketable securities	6,294	15,223	16,890	2,643
Effect of income taxes	(2,204)	(5,329)	(5,912)	(926)
Less: Reclassification adjustment for gains included in net loss	(106)		(106)

	3,984	9,894	10,872	1,717

Comprehensive income (loss)	$(2,174)	$(1,395)	$9,782	$273

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The new rules are effective for interim and annual periods beginning after June 15, 2005. The Company does not believe these rules will materially affect its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	Discontinued Operations

On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, and recognized a gain on sale of $12.5 million; net proceeds from the sale were $40.7 million. In the first quarter of 2004, an adjustment to the purchase price of $132,000, net of tax effect, was made, resulting from revision of estimates of working capital at the closing date.

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

These covenants are subject to a number of important qualifications and exceptions as described in the indenture. Of the total cash proceeds of $144.5 million, net of transaction costs, $143.9 million was used to retire the Company’s broadcasting subsidiary’s credit facility and the Company’s media services subsidiary’s credit facility, and to settle the outstanding obligations under the Company’s variable forward sales transaction. The variable forward sales transaction was terminated effective November 4, 2004.

On September 20, 2004, the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is collateralized by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 300 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at June 30, 2005, and no amounts were outstanding under the Revolver at June 30, 2005

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

In connection with a previous broadcast borrowing facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary's ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast borrowing facility. The swap expired in the first quarter of 2004, resulting in a gain of $907,000 which is included in net loss on derivative instruments in the accompanying Consolidated Statement of Operations.

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

At June 30, 2005, the Company had commitments under license agreements amounting to $56.3 million for future rights to broadcast television and radio programs through 2010, and $7.3 million in related fees. As these programs will not be available for broadcast until after June 30, 2005, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales

Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $7.2 million through 2007.

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

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. As a result, the Company recorded a charge of $451,000 in the second quarter of 2005 as a curtailment loss associated with an unrecognized transition obligation that was required to be recognized at the effective date of the program amendment. The Company will continue to recognize periodic pension cost related to the program, but the amount is expected to be lower as a result of the curtailment.

Components of the net and total periodic pension cost for the Company’s supplemental retirement plan include the following (in thousands):

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Service cost	$80	$146	$40	$73
Interest cost	534	548	267	274
Amortization of transition obligation	52	52	26	26
Amortization of loss	123	106	61	53
Net periodic pension cost	789	852	394	426
Curtailment loss recognized	451		451
Total pension cost	$1,240	$852	$845	$426

Assumptions used to determine net periodic pension costs are as follows:

	2005	2004

Discount Rate	5.74%	6.25%
Rate of Compensation increase	3.00%	3.00%

The curtailment loss was calculated based on a current discount rate of 5.02% and no future compensation increases.

8.	Income (loss) Per Share

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

The weighted average number of shares outstanding for the six months ended June 30, 2005 was 8,658,083. The dilutive effect of 1,000 restricted stock rights and options to purchase 347,005 shares are excluded for the six-month period ended June 30, 2005, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

The weighted average number of shares outstanding for the six months ended June 30, 2004 was 8,615,341. The dilutive effect of 60 restricted stock rights and options to purchase 488,830 shares are excluded for the six-month period ended June 30, 2004, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per-share amounts):

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004

Net loss, as reported	$(6,158)	$(11,289)	$(1,090)	$(1,444)
Add stock-based employee compensation expense included in net loss as reported	197	$28		$28
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(181)	(685)	(159)	(353)

Adjusted net loss	$(6,142)	$(11,946)	$(1,249)	$(1,769)

Loss per share:
As reported	$(0.71)	$(1.31)	$(0.13)	$(0.17)
Adjusted	$(0.71)	$(1.39)	$(0.14)	$(0.21)

Loss per share assuming dilution:
As reported	$(0.71)	$(1.31)	$(0.13)	$(0.17)
Adjusted	$(0.71)	$(1.39)	$(0.14)	$(0.21)

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

Revenue for each reportable segment is as follows (in thousands):

	Six months ended June 30		Three months ended June 30

	2005	2004	2005	2004

Television	$44,196	$46,106	$23,370	$24,372
Radio	22,992	23,225	14,727	15,156
Fisher Plaza	3,996	1,977	2,078	880
Corporate and eliminations	(105)	(42)	(53)	(34)

Continuing operations	$71,079	$71,266	$40,122	$40,374

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Six months ended June 30		Three months ended June 30

	2005	2004	2005	2004

Television	$1,435	$5,541	$2,486	$4,334
Radio	(437)	698	480	1,496
Fisher Plaza	102	(1,757)	178	(1,087)
Corporate and eliminations	(4,357)	(15,678)	(1,703)	(3,650)

Total segment income (loss) from continuing operations before interest and income taxes	(3,257)	(11,196)	1,441	1,093
Discontinued operations		(207)

	$(3,257)	$(11,403)	$1,441	$1,093

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Six months ended June 30		Three months ended June 30

	2005	2004	2005	2004

Total segment income (loss) from continuing operations before interest and income taxes	$(3,257)	$(11,196)	$1,441	$1,093
Interest expense, net	(6,775)	(5,767)	(3,404)	(2,643)

Consolidated loss from continuing operations before income taxes	$(10,032)	$(16,963)	$(1,963)	$(1,550)

Identifiable assets for each reportable segment are as follows (in thousands):

Total assets	June 30, 2005	December 31, 2004

Television	$80,079	$93,799
Radio	45,027	44,048
Fisher Plaza	120,611	122,579
Corporate and eliminations	181,688	175,446

Continuing operations	$427,405	$435,872

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

Presented below are condensed consolidated statements of operations for the three and six months ended June, 30, 2005 and 2004, and cashflows for the six months ended June 30, 2005 and 2004. Also presented are the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the six months ended June 30, 2005

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

(in thousands)

Revenue	$		$71,193	$(114)	$71,079

Costs and expenses
Cost of services sold			36,464	778	37,242
Selling expenses			13,329		13,329
General and administrative expenses		5,686	13,001	(892)	17,795
Depreciation and amortization		134	7,617		7,751

		5,820	70,411	(114)	76,117

Income (loss) from operations		(5,820)	782	—	(5,038)

Other income, net		1,405	376		1,781

Equity in income of subsidiaries		777		(777)	—

Interest expense		(6,775)			(6,775)

Income (loss) from continuing operations before income taxes		(10,413)	1,158	(777)	(10,032)
Provision (benefit) for federal and state income taxes		(4,255)	381		(3,874)

Net income (loss)		$(6,158)	$777	$(777)	$(6,158)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the six months ended June 30, 2004

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

(in thousands)

Revenue	$		$71,374	$(108)	$71,266

Costs and expenses
Cost of services sold			32,844	735	33,579
Selling expenses			13,514		13,514
General and administrative expenses		4,986	13,833	(843)	17,976
Depreciation and amortization		83	8,232		8,315

		5,069	68,423	(108)	73,384

Income (loss) from operations		(5,069)	2,951	—	(2,118)

Net gain (loss) on derivative instruments		(11,452)	907		(10,545)

Other income, net		1,082	385		1,467

Equity in income of subsidiaries		448		(448)	—

Interest expense		(2,587)	(3,180)		(5,767)

Income (loss) from continuing operations before income taxes		(17,578)	1,063	(448)	(16,963)

Provision (benefit) for federal and state income taxes		(6,289)	483		(5,806)

Income (loss) from continuing operations		(11,289)	580	(448)	(11,157)

Loss from discontinued operations, net of income taxes			(132)		(132)

Net income (loss)		$(11,289)	$448	$(448)	$(11,289)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended June 30, 2005

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

(in thousands)

Revenue	$		$40,178	$(56)	$40,122

Costs and expenses
Cost of services sold			20,234	385	20,619
Selling expenses			7,451		7,451
General and administrative expenses		2,248	6,113	(441)	7,920
Depreciation and amortization		65	3,557		3,622

		2,313	37,355	(56)	39,612

Income (loss) from operations		(2,313)	2,823	—	510

Other income, net		735	196		931

Equity in income of subsidiaries		1,973		(1,973)	—

Interest expense		(3,404)			(3,404)

Income (loss) from continuing operations before income taxes		(3,009)	3,019	(1,973)	(1,963)

Provision (benefit) for federal and state income taxes		(1,919)	1,046		(873)

Net income (loss)		$(1,090)	$1,973	$(1,973)	$(1,090)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the three months ended June 30, 2004

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

(in thousands)

Revenue	$		$40,432	$(58)	$40,374

Costs and expenses
Cost of services sold			18,148	372	18,520
Selling expenses			7,151		7,151
General and administrative expenses		2,729	6,498	(430)	8,797
Depreciation and amortization		31	4,073		4,104

		2,760	35,870	(58)	38,572

Income (loss) from operations		(2,760)	4,562	—	1,802

Net loss on derivative instruments		(1,373)			(1,373)

Other income, net		522	142		664

Equity in income of subsidiaries		2,199		(2,199)	—

Interest expense		(1,496)	(1,147)		(2,643)

Income (loss) from continuing operations before income taxes		(2,908)	3,557	(2,199)	(1,550)

Provision (benefit) for federal and state income taxes		(1,464)	1,358		(106)

Net income (loss)		$(1,444)	$2,199	$(2,199)	$(1,444)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of June 30, 2005

	Fisher Communications, Inc.		Wholly Owned Guarantor Subsidiaries		Eliminations		Fisher Communications, Inc. and Subsidiaries

(in thousands)

ASSETS
Current Assets
Cash and cash equivalents		$801		$9,670	$		$10,471
Receivables, net		30		28,612			28,642
Due from affiliate		1,928				(1,928)	—
Income taxes receivable		5,711				(2,050)	3,661
Deferred income taxes		101		1,057			1,158
Prepaid expenses		360		3,894			4,254
Television and radio broadcast rights				3,204			3,204

Total current assets		8,931		46,437		(3,978)	51,390
Marketable securities, at market value		163,149					163,149
Investment in consolidated subsidiaries		219,082				(219,082)	—
Cash value of life insurance and retirement deposits		4,953		9,866			14,819
Television and radio broadcast rights				2,614			2,614
Goodwill, net				38,354			38,354
Intangible assets				1,244			1,244
Investments in equity investee				2,842			2,842
Deferred income taxes				5,105		(5,105)	—
Prepaid financing fees and other assets		5,611		947			6,558
Property, plant and equipment, net		932		145,503			146,435

Total Assets		$402,658		$252,912		$(228,165)	$427,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$		$		$		$—
Trade accounts payable		206		2,574			2,780
Payable to affiliate				1,928		(1,928)	—
Accrued payroll and related benefits		747		4,373			5,120
Television and radio broadcast rights payable				2,160			2,160
Income taxes payable				2,050		(2,050)	—
Other current liabilities		5,539		2,027			7,566

Total current liabilities		6,492		15,112		(3,978)	17,626
Long-term debt		150,000					150,000
Accrued retirement benefits		2,196		17,559			19,755
Deferred income taxes		40,145				(5,105)	35,040
Other liabilities				1,159			1,159
Stockholders’ Equity
Common stock		10,869		1,131		(1,131)	10,869
Capital in excess of par		7,985		164,234		(164,234)	7,985
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities		105,384					105,384
Minimum pension liability		(2,208)		(2,208)		2,208	(2,208)
Retained earnings		81,795		55,925		(55,925)	81,795

Total Stockholders’ Equity		203,825		219,082		(219,082)	203,825

Total Liabilities and Stockholders’ Equity		$402,658		$252,912		$(228,165)	$427,405

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries

(in thousands)

ASSETS

Current Assets
Cash and cash equivalents	$1,007	$15,018	$		$16,025
Receivables, net	6	28,533			28,539
Due from affiliate	10,379			(10,379)	—
Income taxes receivable	5,234			(1,879)	3,355
Deferred income taxes	92	539			631
Prepaid expenses	222	3,431			3,653
Television and radio broadcast rights		8,398			8,398

Total current assets	16,940	55,919		(12,258)	60,601
Marketable securities, at market value	156,925	177			157,102
Investment in consolidated subsidiaries	218,380			(218,380)	—
Cash value of life insurance and retirement deposits	5,454	9,517			14,971
Television and radio broadcast rights		3,086			3,086
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,825			2,825
Deferred income taxes		6,125		(6,125)	—
Prepaid financing fees and and other assets	5,995	1,401			7,396
Property, plant and equipment, net	838	149,455			150,293

Total Assets	$404,532	$268,103		$(236,763)	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$9	$		$53
Trade accounts payable	633	3,122			3,755
Payable to affiliate		10,379		(10,379)	—
Accrued payroll and related benefits	1,068	6,263			7,331
Television and radio broadcast rights payable		7,419			7,419
Income taxes payable		1,879		(1,879)	—
Other current liabilities	6,594	2,268			8,862

Total current liabilities	8,339	31,339		(12,258)	27,420
Long-term debt	150,000				150,000
Accrued retirement benefits	1,482	17,485			18,967
Deferred income taxes	42,258			(6,125)	36,133
Other liabilities		899			899
Stockholders’ Equity
Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,535	164,234		(164,234)	4,535
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	101,400	75		(75)	101,400
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	87,953	55,148		(55,148)	87,953

Total Stockholders’ Equity	202,453	218,380		(218,380)	202,453

Total Liabilities and Stockholders’ Equity	$404,532	$268,103		$(236,763)	$435,872

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the six months ended June 30, 2005

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries

(in thousands)

Net cash used in operating activities	$(2,988)	$(3,371)	$		$(6,359)

Cash flows from investing activities
Proceeds from collection of note receivable		1,585			1,585
Proceeds from sale of marketable securities	73	174			247
Purchase of property, plant and equipment	(228)	(3,727)			(3,955)

Net cash used in investing activities	(155)	(1,968)		—	(2,123)

Cash flows from financing activities
Payments under notes payable	(44)	(9)			(53)
Payment of deferred loan costs	(87)				(87)
Proceeds from exercise of stock options	3,068				3,068

Net cash provided by (used in) financing activities	2,937	(9)		—	2,928

Net decrease in cash and cash equivalents	(206)	(5,348)		—	(5,554)
Cash and cash equivalents, beginning of period	1,007	15,018			16,025

Cash and cash equivalents, end of period	$801	$9,670		$—	$10,471

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the six months ended June 30, 2004

	Fisher Communications, Inc.	Wholly Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries

(in thousands)

Net cash provided by (used in) operating activities	$(5,439)	$2,359	$(4,500)	$(7,580)

Cash flows from investing activities
Purchase of property, plant and equipment	(133)	(1,222)		(1,355)

Net cash used in investing activities	(133)	(1,222)	—	(1,355)

Cash flows from financing activities
Payments under notes payable	(120)			(120)
Borrowings under borrowing agreements	8,000	3,000		11,000
Payments on borrowing agreements		(1,898)		(1,898)
Payments to terminate forward transaction tranche	(2,500)			(2,500)
Payment of deferred loan costs	(134)	(131)		(265)
Dividends Paid		(4,500)	4,500	—
Proceeds from exercise of stock options	427			427

Net cash provide by (used in) financing activities	5,673	(3,529)	4,500	6,644

Net increase (decrease) in cash and cash equivalents	101	(2,392)	—	(2,291)
Cash and cash equivalents, beginning of period	1,639	11,357		12,996

Cash and cash equivalents, end of period	$1,740	$8,965	$—	$10,705

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets' or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three- and six-month periods ended June 30, 2005, compared with the corresponding periods in 2004.

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

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of June 30, 2005, approximately 88% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 89% occupied or committed for occupancy at December 31, 2004. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

On September 20, 2004 we completed an offering of $150.0 million of 8.625% senior notes due 2014 and used the net cash proceeds to retire our previous debt facilities and terminate the forward sales contract covering shares of our investment in Safeco Corporation. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year.

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

CONSOLIDATED RESULTS OF OPERATIONS

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of our nine network–affiliated wholly owned television stations, and a tenth television station 50% owned by us. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Six months ended June 30		Variance		Three months ended June 30		Variance

	2005	2004	$	%	2005	2004	$	%

(dollars in thousands)

(Unaudited)

Revenue
Television	$44,196	$46,106	$(1,910)	-4.1%	$23,370	$24,372	$(1,002)	-4.1%
Radio	22,992	23,225	(233)	-1.0%	14,727	15,156	(429)	-2.8%
Fisher Plaza	3,996	1,977	2,019	102.1%	2,078	880	1,198	136.1%
Corporate and eliminations	(105)	(42)	(63)		(53)	(34)	(19)

Consolidated	71,079	71,266	(187)	-0.3%	40,122	40,374	(252)	-0.6%

Cost of services sold
Television	23,407	21,120	2,287	10.8%	11,537	10,267	1,270	12.4%
Radio	11,767	10,821	946	8.7%	8,033	7,417	616	8.3%
Fisher Plaza	1,288	804	484	60.2%	666	438	228	52.1%
Corporate and eliminations	780	834	(54)		383	398	(15)

Consolidated	37,242	33,579	3,663	10.9%	20,619	18,520	2,099	11.3%

Selling expenses
Television	5,933	5,749	184	3.2%	3,235	2,861	374	13.1%
Radio	7,183	7,251	(68)	-0.9%	4,094	3,992	102	2.6%
Fisher Plaza	213	514	(301)	-58.6%	122	298	(176)	-59.1%

Consolidated	13,329	13,514	(185)	-1.4%	7,451	7,151	300	4.2%

General and administrative expenses
Television	8,637	8,894	(257)	-2.9%	3,946	4,194	(248)	-5.9%
Radio	3,848	3,999	(151)	-3.8%	1,812	1,950	(138)	-7.1%
Fisher Plaza	395	532	(137)	-25.8%	126	232	(106)	-45.7%
Corporate and eliminations	4,915	4,551	364	8.0%	2,036	2,421	(385)	-15.9%

Consolidated	17,795	17,976	(181)	-1.0%	7,920	8,797	(877)	-10.0%

Depreciation and amortization
Television	4,908	5,556	(648)	-11.7%	2,230	2,704	(474)	-17.5%
Radio	727	768	(41)	-5.3%	360	364	(4)	-1.1%
Fisher Plaza	1,981	1,906	75	3.9%	967	1,003	(36)	-3.6%
Corporate and eliminations	135	85	50	58.8%	65	33	32	97.0%

Consolidated	7,751	8,315	(564)	-6.8%	3,622	4,104	(482)	-11.7%

Income (loss) from operations
Television	$1,311	$4,787	(3,476)		$2,422	$4,346	(1,924)
Radio	(533)	386	(919)		428	1,433	(1,005)
Fisher Plaza	119	(1,779)	1,898		197	(1,091)	1,288
Corporate and eliminations	(5,935)	(5,512)	(423)		(2,537)	(2,886)	349

Consolidated	(5,038)	(2,118)	(2,920)		510	1,802	(1,292)
Net loss on derivative instruments		(10,545)	10,545			(1,373)	1,373
Other income, net	1,781	1,467	314		931	664	267
Interest expense, net	(6,775)	(5,767)	(1,008)		(3,404)	(2,643)	(761)

Loss from continuing operations before income taxes	(10,032)	(16,963)	6,931		(1,963)	(1,550)	(413)
Benefit for federal and state income taxes	(3,874)	(5,806)	1,932		(873)	(106)	(767)

Loss from continuing operations	(6,158)	(11,157)	4,999		(1,090)	(1,444)	354
Loss from discontinued operations, net of income taxes		(132)	132				—

Net loss	$(6,158)	$(11,289)	$5,131		$(1,090)	$(1,444)	$354

Comparison of Fiscal Six and Three-Month Periods Ended June 30, 2005, and June 30, 2004

Revenue

Television revenue decreased in the three and six-month periods ended June 30, 2005, as compared to the same periods in 2004, primarily due to lower political advertising in 2005, partially offset by improved local advertising in most of our markets. The prior year was a national election year, and political campaigns began spending on broadcast advertising in certain of our markets toward the end of the first quarter of 2004. We also had lower network compensation revenue in the first six months of 2005, as compared to the same period of 2004. In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV and KATU through 2009. The terms of the renewal include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreement. KOMO TV in Seattle and KATU in Portland are our two largest stations, and we have noted improved ABC network program ratings since the fall of 2004. Because our two ABC-affiliated stations account for approximately three-fourths of our television revenues, strengthened network programming and the corresponding improved lead-ins to local news programs could help us generate increased future revenue.

Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle television market decreased 6.9% in the first six months of 2005, as compared to the same six months in 2004, and total spot revenue for the overall Portland television market decreased 8.2% over these same periods. Our Seattle and Portland television stations experienced spot revenue decreases of 0.3% and 8.9%, respectively, in the first six months of 2005, as compared to the same period of 2004. Total revenues for our Seattle and Portland television stations decreased 2.9% and 9.7%, respectively, in the first six months of 2005, as compared to the first six months of 2004. Revenue from our remaining television stations decreased by 1.5% in the first half of 2005, as compared to the first half of 2004. As previously noted, the decreases were due to lower political advertising.

Our radio operations showed slightly decreased revenue in the first six months of 2005, compared to the first six months of 2004, as a result of decreased national revenue which was partially offset by increased local spot revenue in our smaller-market stations, as well as KOMO AM’s increased performance in the Seattle market. Excluding revenues specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenues increased 14.8% in the first half of 2005, compared to the first half of 2004. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming and KOMO AM’s all-news format gaining greater recognition in the Seattle market. Miller Kaplan data, which excludes sports programming, reported that radio revenues for the Seattle market grew 3.9% during the first half of 2005, as compared to the first half of 2004. Total Seattle Radio revenue decreased 3.0% and 0.8% in the three and six-month periods ended June 30, 2005, as compared to the same periods of 2004, primarily due to decreased national advertising. Revenue from our Seattle Radio operations comprised approximately three-fourths of our total radio revenue in the six months ended June 30, 2005.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the six and three-month periods ended June 30, 2005, as compared to the same periods of 2004, was due primarily to increased occupancy levels to 88% as of June 30, 2005 from 70% as of January 1, 2004.

Cost of services sold

The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The increase in the television segment cost of services sold in three and six-month periods ended June 30, 2005, as compared to the same periods in 2004, is primarily the result of higher syndication costs, as well as certain increased talent and labor costs.

Higher cost of services sold at our radio segment in the first half of 2005, as compared to the comparable period in 2004, was primarily attributable to increased talent and labor expenses. The radio segment had increased cost of services sold in the three months ended June 30, 2005, as compared to the comparable period in 2004, primarily attributable to increased talent and labor expenses and somewhat increased expenses related to the Seattle Mariners broadcast rights.

The increase in cost of services sold at Fisher Plaza in the three and six-months ended June 30, 2005, as compared to the same 2004 periods, was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue under applicable accounting rules.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.

Selling expenses

The increases in selling expenses in the television segment in the three and six-month periods ended June 30, 2005, as compared to the same periods in 2004, were due primarily to increased labor and promotional expense, which offset decreases that would be expected at somewhat lower revenue levels.

Decreased selling expenses at Fisher Plaza for the three and six-month periods ended June 30, 2005, as compared to the same periods in 2004, were due primarily to greater required marketing efforts in 2004, including marketing the second phase of the facility which was first available for occupancy in the summer of 2003. As of December 31, 2004, approximately 89% of Fisher Plaza was occupied or committed for occupancy (88% at June 30, 2005) and, consequently, broad-based selling initiatives have been reduced.

General and administrative expenses

The television and radio segments had lower general and administrative costs during the three and six-month periods ended June 30, 2005, as compared to the corresponding 2004 periods, due primarily to certain employee termination expenses incurred in 2004 and lower property tax expenses.

The corporate group incurred higher expenses in the first half of 2005, as compared to the first half of 2004, primarily as a result of severance expenses totaling approximately $1.0 million for the Company’s former chief executive officer, a pension curtailment loss of $451,000 recognized in the second quarter of 2005, as well as higher audit and accounting expenses related to completion of documentation and testing procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by reductions in other expenses. Corporate expenses decreased in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, as a result of severance expenses totaling $471,000 incurred in the 2004 period for the retirement of the Company’s former chief financial officer.

Depreciation

Depreciation for the television segment declined in the three and six-month periods ended June 30, 2005, as compared to the same periods in 2004, as a result of certain assets having become fully depreciated.

Net loss on derivative instruments

We had no remaining derivative instruments as of June 30, 2005; however, derivative instruments had a significant impact on our operating results over the past few years. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by the Company. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations. Changes in the value of the Forward Transaction were based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

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

Other income, net

Other income, net, includes primarily dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the three and six-month periods ended June 30, 2005, in comparison to the same periods in 2004, was due to increased dividends received and gains on the sales of certain marketable securities in 2005.

Interest expense

Interest expense includes interest on borrowed funds, amortization of loan fees, and net payments under the prior-year Swap Agreement. The increase in interest expense in the three and six-month periods ended June 30, 2005, compared to the same periods in 2004, is due primarily to higher debt balances outstanding in the 2005 periods.

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

Liquidity and capital resources

In September 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations under the Forward Transaction. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. In September 2004, we also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of the Company’s assets (excluding certain real property and our investment in shares of Safeco Corporation common stock). In November 2004, we terminated all remaining tranches of the Forward Transaction and paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by us are now unencumbered.

Our current assets as of June 30, 2005 included cash and cash equivalents totalling $10.5 million, and we had working capital of $33.8 million. As of December 31, 2004, our current assets included cash and cash equivalents totalling $16.0 million, and we had working capital of $33.2 million. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the credit facility to meet operating needs. As of June 30, 2005, the entire $20.0 million was available under the credit facility. We believe that existing cash and cash equivalents, combined with access to our credit facility, are adequate to fund our operations.

Net cash used by operating activities during the six months ended June 30, 2005 was $6.4 million, compared to cash used by operations of $7.6 million in the six months ended June 30, 2004. Net cash used by operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization and net loss on derivative instruments (for the 2004 period), adjusted by changes in deferred income tax and changes in operating assets and liabilities. In the first six months of 2004, we made significant tax payments relating to our gains on sale transactions in 2003; these payments represented a significant portion of the cash used in operating activities during the six-month period ended June 30, 2004. Net cash used in investing activities during the period ended June 30, 2005, included $4.0 million used to purchase property, plant and equipment, partially offset by the collection of two notes receivable totaling $1.6 million related to prior year asset sales, compared to $1.4 million used to purchase property, plant and equipment in the six-month period ended June 30, 2004. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.

Net cash provided by financing activities in the six months ended June 30, 2005 was $2.9 million, comprised primarily of $3.1 million in proceeds from the exercise of stock options. These cash activities were partially offset by payments of notes payable and deferred loan costs. Net cash provided by financing activities in the six months ended June 30, 2004 was $6.6 million, comprised primarily of $9.1 million in net borrowings under our credit facilities, reduced by a $2.5 million payment to terminate a forward transaction tranche.

We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 4 of the Condensed Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at June 30, 2005.

As of June 30, 2005, the following table presents our contractual obligations (in thousands):

Future contractual obligations are as follows (in thousands):

As of June 30, 2005	Debt Maturities	Broadcast Rights	Other Obligations	Operating Lease Obligations	Total

2005		$17,816	$4,295	$1,014	$23,125
2006		17,230	5,143	801	23,174
2007		14,721	3,853	643	19,217
2008		6,722	1,151	506	8,379
2009		1,348		399	1,747
Thereafter	150,000	668		2,416	153,084

	$150,000	$58,505	$14,442	$5,779	$228,726

Commitments for broadcast rights consist of $2.2 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of June 30, 2005 and $56.3 million for future rights to broadcast television and radio programs. Other obligations consist of $7.3 million in fees relating to future rights to broadcast television and radio programs and $7.2 million for commitments under a joint sales agreement.

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

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is sales of advertising. Our ability to sell advertising depends on:

•	the health of the national economy, and particularly the economy of the Northwest region and Seattle, Washington and Portland, Oregon;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising–based mediums, particularly network, cable television, direct satellite television and radio, and the Internet;

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders; and

•	other factors that may be beyond our control.

A decrease in advertising revenue from an adverse change in any of the above factors could negatively affect our operating results and financial condition.

In addition, our results are subject to seasonal fluctuations. Excluding revenue from our Seattle Radio agreement to broadcast Seattle Mariners baseball games during the regular baseball season, seasonal fluctuations typically result in second and fourth quarter broadcasting revenue being greater than first and third quarter broadcast revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenues from political advertising are typically higher in election years. Revenue from broadcasting Seattle Mariners baseball games is greatest in the second and third quarters of each year.

We have incurred losses in the past. We cannot assure you that we will be able to achieve profitability.

We incurred a net loss of $6.2 million for the six months ended June 30, 2005. In the full fiscal year 2004, we had a net loss of $12.0 million. Although we have committed resources to (1) streamlining our broadcast operations and controlling expenses and (2) increasing our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.

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

Our advertising revenues are substantially dependent on the success of our network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi–year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write–offs that increase operating costs. For example, our Seattle and Portland television stations, which account for approximately three-fourths of our television broadcasting revenue, are affiliated with the ABC Television Network, with the remainder of our television stations affiliated with CBS Television Network. Popularity of programming on ABC has lagged behind other networks in the past few years. This has contributed to a decline in audience ratings, which negatively impacted revenues for our Seattle and Portland television stations. Weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years, beginning with the 2003 baseball season. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain their current fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball game nationwide beginning with the 2005 regular season. Though we retain broadcast rights under the Rights Agreement, we are not yet able to assess the full impact of these broadcasts on our business. Over time, the rebroadcasts could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC through 2009. For the six months ended June 30, 2005, approximately three-fourths of our television broadcasting revenues (and nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms, when they expire.

If a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market. The non–renewal or modification of any of the network affiliation agreements could harm our operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in internal control, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements.

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

Approximately $38 million, or 9% of our total assets as of June 30, 2005, consists of unamortized goodwill. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with accounting rules.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to three television station in a single market, to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. The Supreme Court has declined to review the matter at this time, and the FCC must review the matter and issue a revised order. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.

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

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We generally do not enter into employment agreements with our key executive officers and senior operational personnel. We also employ several on–air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results. On January 6, 2005, we announced the resignation of William Krippaehne, Jr. as our president and chief executive officer and that Benjamin W. Tucker was selected as acting president and chief executive officer.

A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A reduction in the share price of Safeco Corporation may adversely affect our total assets and stockholders’ equity.

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at June 30, 2005, represented 38% of our assets and approximately 52% of our stockholders’ equity. Our investment in Safeco Corporation provided $2.3 million and $1.3 million in dividend income for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.

We will be required to make additional investments in HDTV technology, which could harm our ability to fund other operations or repay debt.

Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (“HDTV”), our stations in smaller markets do not, because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. We must construct full power digital facilities for our other stations by July 1, 2006, or they will lose interference protection for their digital channel. These additional digital broadcasting investments by our smaller market stations could result in less cash being available to fund other aspects of our business or repay debt. The FCC has adopted a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process is currently underway, and we have requested specific digital channels for each of our stations. We are unable to predict at this time whether our channel requests will be granted or which DTV channels we will be able to obtain through this process. We have been advised by the FCC of a potential conflict between the channel requested for permanent use by our Coos Bay, Oregon, Television Station, KCBY, and the request of a television station owned by another company, but are unable to predict whether that potential conflict will be resolved in a manner satisfactory to the Company.

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

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high–tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, since space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable, or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

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

Interest Rate Exposure

As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of June 30, 2005, is now at a fixed rate. As of June 30, 2005, our fixed-rate debt totaled $150.0 million. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2005, amounts to approximately $8.3 million. For fixed rate debt, interest rate changes do not impact book value, operations or cash flow.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of June 30, 2005 was $163.1 million, compared to $157.1 million as of December 31, 2004. Marketable securities at June 30, 2005 consist of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of June 30, 2005, these shares represented 2.3% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $16.3 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Acting Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended June 30, 2005, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended June 30, 2005, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We did not make any changes in internal control over financial reporting during the second fiscal quarter of 2005 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

The Annual Meeting of Shareholders was held April 28, 2005.

The three nominees elected to the Board of Directors for three-year terms expiring in 2008 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
Richard L. Hawley	7,292,452	33,358
George F. Warren, Jr.	7,290,766	35,044
William W. Warren, Jr.	7,307,236	18,574

Continuing as Directors are James W. Cannon, Phelps K. Fisher, Deborah L. Bevier and Jerry A. St. Dennis, whose terms expire in 2006 and Carol Fratt, Donald G. Graham, Jr. and Donald G. Graham, III, whose terms expire in 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

3.1	Amended and Restated Bylaws of Fisher Communications, Inc., effective July 28, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2005).

10.1*	Letter agreement with Robert C. Bateman dated June 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2005).

10.2*	Restricted stock rights grant agreement with Robert C. Bateman dated June 14, 2005.

10.3†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. (“ABC”) and Fisher Broadcasting Company, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: August 8, 2005	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Fisher Communications, Inc., effective July 28, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2005).

10.1*	Letter agreement with Robert C. Bateman dated June 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2005).

10.2*	Restricted stock rights grant agreement with Robert C. Bateman dated June 14, 2005.

10.3†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. (“ABC”) and Fisher Broadcasting Company, Inc.

31.1	Certification of Acting Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

*	Management contract or compensatory plan