Form 10-Q
period 2005-09-30
FISHER COMMUNICATIONS INC
filed 2005-11-08
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from                                          to
Commission File Number 0-22439
FISHER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON (State or Other Jurisdiction of Incorporation or Organization)	91-0222175 (I.R.S. Employer Identification Number)
100 Fourth Ave. N
Suite 510
Seattle, Washington 98109
(Address of Principal Executive Offices) (Zip Code)
(206) 404-7000
(Registrant’s Telephone Number, Including Area Code)
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
          Common Stock, $1.25 par value, outstanding as of November 1, 2005: 8,695,041

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3
          The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2005 and 2004	3

2.	Condensed Consolidated Balance Sheets: September 30, 2005 and December 31, 2004	4

3.	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2005 and 2004	5

4.	Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September 30, 2005 and 2004	6

5.	Notes to Condensed Consolidated Financial Statements	7

ITEM 1 – FINANCIAL STATEMENTS
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	September 30		September 30
	2005	2004	2005	2004

(in thousands, except per-share amounts)
(Unaudited)
Revenue	$109,883	$111,517	$38,804	$40,251

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $8,759, $10,343, $2,253 and $3,317, respectively)	57,853	53,449	20,611	19,870
Selling expenses	20,659	20,857	7,330	7,343
General and administrative expenses	25,163	26,093	7,368	8,117
Depreciation and amortization	10,445	12,255	2,694	3,940

	114,120	112,654	38,003	39,270

Income (loss) from operations	(4,237)	(1,137)	801	981
Net loss on derivative instruments		(13,245)		(2,700)
Loss from extinguishment of long-term debt		(5,034)		(5,034)
Other income, net	2,692	2,247	911	780
Interest expense	(10,241)	(8,321)	(3,466)	(2,554)

Loss from continuing operations before income taxes	(11,786)	(25,490)	(1,754)	(8,527)
Benefit for federal and state income taxes	(4,838)	(9,121)	(964)	(3,315)

Loss from continuing operations	(6,948)	(16,369)	(790)	(5,212)
Loss from discontinued operations, net of income taxes		(132)

Net loss	$(6,948)	$(16,501)	$(790)	$(5,212)

Loss per share:
From continuing operations	$(0.80)	$(1.90)	$(0.09)	$(0.60)
From discontinued operations		(0.01)

Net loss per share	$(0.80)	$(1.91)	$(0.09)	$(0.60)

Loss per share assuming dilution:
From continuing operations	$(0.80)	$(1.90)	$(0.09)	$(0.60)
From discontinued operations		(0.01)

Net loss per share assuming dilution	$(0.80)	$(1.91)	$(0.09)	$(0.60)

Weighted average shares outstanding	8,671	8,617	8,695	8,619

Weighted average shares outstanding assuming dilution	8,671	8,617	8,695	8,619

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004

(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,394	$16,025
Receivables, net	28,640	28,539
Income taxes receivable	2,319	3,355
Deferred income taxes	1,121	631
Prepaid expenses	3,037	3,653
Television and radio broadcast rights	8,691	8,398

Total current assets	53,202	60,601
Marketable securities, at market value	160,237	157,102
Cash value of life insurance and retirement deposits	15,059	14,971
Television and radio broadcast rights	2,097	3,086
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,845	2,825
Prepaid financing fees and other assets	6,371	7,396
Property, plant and equipment, net	146,329	150,293

Total Assets	$425,738	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$	$53
Trade accounts payable	3,751	3,755
Accrued payroll and related benefits	6,177	7,331
Interest payable	539	3,630
Television and radio broadcast rights payable	7,616	7,419
Other current liabilities	3,994	5,232

Total current liabilities	22,077	27,420
Long-term debt	150,000	150,000
Accrued retirement benefits	19,815	18,967
Deferred income taxes	31,690	36,133
Other liabilities	1,007	899

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,695,041 in 2005 and 8,618,781 in 2004	10,869	10,773
Capital in excess of par	8,034	4,535
Deferred compensation	(43)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	103,492	101,400
Minimum pension liability	(2,208)	(2,208)
Retained earnings	81,005	87,953

Total Stockholders’ Equity	201,149	202,453

Total Liabilities and Stockholders’ Equity	$425,738	$435,872

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30
	2005	2004
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(6,948)	$(16,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	10,445	12,255
Deferred income taxes	(6,033)	(3,798)
Equity in operations of equity investees	(20)	(77)
Amortization of deferred loan costs	488	536
Decrease in fair value of derivative instruments		13,245
Interest accrued on forward sale transaction		3,564
Loss on extinguishment of long-term debt		5,034
Amortization of television and radio broadcast rights	17,745	16,418
Payments for television and radio broadcast rights	(16,840)	(15,703)
Other	389	208
Change in operating assets and liabilities
Receivables	(1,047)	(1,001)
Prepaid expenses	616	578
Cash value of life insurance and retirement deposits	(88)	(20)
Other assets	(14)	(106)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(5,486)	(764)
Income taxes receivable and payable	1,036	(11,034)
Accrued retirement benefits	848	1,009
Other liabilities	94	(540)

Net cash provided by (used in) operating activities	(4,815)	3,303

Cash flows from investing activities
Proceeds from collection of notes receivable	1,585	428
Proceeds from sale of marketable securities	247
Purchase of property, plant and equipment	(6,576)	(3,075)

Net cash used in investing activities	(4,744)	(2,647)

Cash flows from financing activities
Payments under notes payable	(53)	(662)
Borrowings under borrowing agreements		161,000
Payments on borrowing agreements		(142,709)
Payments to terminate forward transaction tranche		(5,519)
Payment of deferred loan costs	(87)	(5,240)
Proceeds from exercise of stock options	3,068	427

Net cash provided by financing activities	2,928	7,297

Net increase (decrease) in cash and cash equivalents	(6,631)	7,953
Cash and cash equivalents, beginning of period	16,025	12,996

Cash and cash equivalents, end of period	$9,394	$20,949

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
	September 30		September 30
	2005	2004	2005	2004

(in thousands)
(Unaudited)
Net loss	$(6,948)	$(16,501)	$(790)	$(5,212)

Other comprehensive income (loss):
Unrealized gain on marketable securities	3,382	20,176	(2,912)	4,953
Effect of income taxes	(1,184)	(7,062)	1,020	(1,733)

Less: Reclassification adjustment for gains included in net loss	(106)

	2,092	13,114	(1,892)	3,220

Comprehensive loss	$(4,856)	$(3,387)	$(2,682)	$(1,992)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
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
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The new rules are effective for interim and annual periods beginning after June 15, 2005. The adoption of this new rule had no impact on the Company’s financial statements.

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
On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus, and recognized a gain on sale of $12.5 million; net proceeds from the sale were $40.7 million. In the first quarter of 2004, an adjustment was made to the purchase price of $132,000, net of tax effect, as a result of revised estimates of working capital at the closing date.
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

Of the total cash proceeds of $144.5 million, net of transaction costs, $143.9 million was immediately used to retire the Company’s broadcasting subsidiary’s credit facility and the Company’s media services subsidiary’s credit facility, and to settle the outstanding obligations under the Company’s variable forward sales transaction. The variable forward sales transaction was terminated effective November 4, 2004.
On September 20, 2004, the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is collateralized by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 300 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at September 30, 2005, and no amounts were outstanding under the Revolver at September 30, 2005.
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
In connection with a previous broadcast borrowing facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating-rate debt outstanding under the broadcast borrowing facility. The swap expired in the first quarter of 2004, resulting in a gain of $907,000 which is included in net loss on derivative instruments in the accompanying Consolidated Statement of Operations for the 2004 year-to-date period.
6.	Television and Radio Broadcast Rights and Other Broadcast Commitments
The Company acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
At September 30, 2005, the Company had commitments under license agreements amounting to $49.6 million for future rights to broadcast television and radio programs through 2011, and $6.9 million in related fees. As these programs will not be available for broadcast until after September 30, 2005, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In

2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (the “Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $6.5 million through 2007.
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
In June 2005, the program was amended to freeze the accrual of all benefits to active participants provided under the program. As a result, the Company recorded a charge of $451,000 in the second quarter of 2005 as a curtailment loss associated with an unrecognized transition obligation that was required to be recognized at the effective date of the program amendment. The Company will continue to recognize periodic pension cost related to the program, but the amount is expected to be lower as a result of the curtailment.
Components of the net and total periodic pension cost for the Company’s supplemental retirement plan include the following (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2005	2004	2005	2004

Service cost	$80	$218	$—	$73
Interest cost	781	822	247	274
Amortization of transition obligation	52	78	—	26
Amortization of loss	195	160	72	53

Net periodic pension cost	1,108	1,278	319	426
Curtailment loss recognized	451		—

Total pension cost	$1,559	$1,278	$319	$426

Assumptions used to determine net periodic pension costs are as follows:

	2005	2004
Discount Rate	5.02% — 5.74%	6.25%
Rate of Compensation increase	0.00% — 3.00%	3.00%
The curtailment loss was calculated based on a discount rate of 5.02% and no future compensation increases.
8.	Income (loss) Per Share
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
The weighted average number of shares outstanding for the nine months ended September 30, 2005 was 8,670,567. The dilutive effect of 1,000 restricted stock rights and options to purchase 336,615 shares are excluded for the nine-month period ended September 30, 2005, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
The weighted average number of shares outstanding for the nine months ended September 30, 2004 was 8,616,500. The dilutive effect of 60 restricted stock rights and options to purchase 488,830 shares are excluded for the nine month period ended September 30, 2004, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
9.	Stock-Based Compensation
The Company accounts for common stock options and restricted common stock rights in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). No stock-based compensation is generally reflected in net loss upon issuance of stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per-share amounts):

	Nine months ended		Three months ended
	September 30		September 30
	2005	2004	2005	2004

Net loss, as reported	$(6,948)	$(16,501)	$(790)	$(5,212)
Add stock-based employee compensation expense included in net loss as reported	197	$41	—	$13
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(266)	(893)	(85)	(208)

Adjusted net loss	$(7,017)	$(17,353)	$(875)	$(5,407)

Loss per share:
As reported	$(0.80)	$(1.91)	$(0.09)	$(0.60)
Adjusted	$(0.81)	$(2.01)	$(0.10)	$(0.63)

Loss per share assuming dilution:
As reported	$(0.80)	$(1.91)	$(0.09)	$(0.60)
Adjusted	$(0.81)	$(2.01)	$(0.10)	$(0.63)
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
Revenue for each reportable segment is as follows (in thousands):

	Nine Months		Three Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Television	$65,883	$70,002	$21,687	$23,896
Radio	38,119	38,585	15,127	15,360
Fisher Plaza	5,998	3,014	2,002	1,036
Corporate and eliminations	(117)	(84)	(12)	(41)

Continuing operations	$109,883	$111,517	$38,804	$40,251

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2005	2004	2005	2004

Television	$3,708	$8,050	$2,273	$2,509
Radio	(28)	593	409	(105)
Fisher Plaza	172	(2,304)	70	(547)
Corporate and eliminations	(5,397)	(23,508)	(1,040)	(7,830)

Total segment income (loss) from continuing operations before interest and income taxes	(1,545)	(17,169)	1,712	(5,973)
Discontinued operations before income taxes		(207)

	$(1,545)	$(17,376)	$1,712	$(5,973)

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2005	2004	2005	2004

Total segment income (loss) from continuing operations before interest and income taxes	$(1,545)	$(17,169)	$1,712	$(5,973)
Interest expense, net	(10,241)	(8,321)	(3,466)	(2,554)

Consolidated loss from continuing operations before income taxes	$(11,786)	$(25,490)	$(1,754)	$(8,527)

Identifiable assets for each reportable segment are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Total assets

Television	$85,379	$93,799
Radio	42,747	44,048
Fisher Plaza	120,112	122,579
Corporate and eliminations	177,500	175,446

Continuing operations	$425,738	$435,872

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
11.	Subsequent Event
Effective October 10, 2005, the Company appointed Colleen B. Brown as president and chief executive officer. The Company expects to recognize a pre-tax charge of approximately $600,000 in the fourth quarter of 2005 for separation expenses relating to the departure of the Company’s former acting president and chief executive officer.
12.	Financial Information for Guarantors
On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the wholly owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations for the three and nine months ended September, 30, 2005 and 2004, and cashflows for the nine months ended September 30, 2005 and 2004. Also presented are the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

(in thousands)

Revenue	$	$110,014	$(131)	$109,883
Costs and expenses
Cost of services sold		56,685	1,168	57,853
Selling expenses		20,659		20,659
General and administrative expenses	7,569	18,893	(1,299)	25,163
Depreciation and amortization	183	10,262		10,445

	7,752	106,499	(131)	114,120

Income (loss) from operations	(7,752)	3,515	—	(4,237)
Other income, net	2,164	528		2,692
Equity in income of subsidiaries	2,610		(2,610)	—
Interest expense	(10,241)			(10,241)

Income (loss) from continuing operations before income taxes	(13,219)	4,043	(2,610)	(11,786)
Provision (benefit) for federal and state income taxes	(6,271)	1,433		(4,838)

Net income (loss)	$(6,948)	$2,610	$(2,610)	$(6,948)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2004

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

(in thousands)

Revenue	$	$111,681	$(164)	$111,517

Costs and expenses
Cost of services sold		52,344	1,105	53,449
Selling expenses		20,857		20,857
General and administrative expenses	7,292	20,070	(1,269)	26,093
Depreciation and amortization	124	12,131		12,255

	7,416	105,402	(164)	112,654

Income (loss) from operations	(7,416)	6,279	—	(1,137)
Net gain (loss) on derivative instruments	(14,152)	907		(13,245)
Loss from extinguishment of long-term debt	(3,170)	(1,864)		(5,034)
Other income, net	1,640	607		2,247
Equity in income of subsidiaries	764		(764)
Interest expense	(4,021)	(4,300)		(8,321)

Income (loss) from continuing operations before income taxes	(26,355)	1,629	(764)	(25,490)
Provision (benefit) for federal and state income taxes	(9,854)	733		(9,121)

Income (loss) from continuing operations	(16,501)	896	(764)	(16,369)
Loss from discontinued operations net of income taxes		(132)		(132)

Net income (loss)	$(16,501)	$764	$(764)	$(16,501)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

(in thousands)

Revenue	$	$38,821	$(17)	$38,804

Costs and expenses
Cost of services sold		20,221	390	20,611
Selling expenses		7,330		7,330
General and administrative expenses	1,883	5,892	(407)	7,368
Depreciation and amortization	49	2,645		2,694

	1,932	36,088	(17)	38,003

Income (loss) from operations	(1,932)	2,733	—	801
Other income, net	759	152		911
Equity in income of subsidiaries	1,833		(1,833)	—
Interest expense	(3,466)			(3,466)

Income (loss) from continuing operations before income taxes	(2,806)	2,885	(1,833)	(1,754)
Provision (benefit) for federal and state income taxes	(2,016)	1,052		(964)

Net income (loss)	$(790)	$1,833	$(1,833)	$(790)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2004

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

(in thousands)

Revenue		$40,307	$(56)	$40,251

Costs and expenses
Cost of services sold		19,500	370	19,870
Selling expenses		7,343		7,343
General and administrative expenses	2,306	6,237	(426)	8,117
Depreciation and amortization	41	3,899		3,940

	2,347	36,979	(56)	39,270

Income (loss) from operations	(2,347)	3,328	—	981
Net loss on derivative instruments	(2,700)			(2,700)
Loss from extinguishment of long-term debt	(3,170)	(1,864)		(5,034)
Other income, net	558	222		780
Equity in income of subsidiaries	316		(316)
Interest expense	(1,434)	(1,120)		(2,554)

Income (loss) before income taxes	(8,777)	566	(316)	(8,527)
Provision (benefit) for federal and state income taxes	(3,565)	250		(3,315)

Net income (loss)	$(5,212)	$316	$(316)	$(5,212)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of September 30, 2005

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$1,264	$8,130	$		$9,394
Receivables, net		28,640			28,640
Due from affiliate		4,888		(4,888)	—
Income taxes receivable	3,618			(1,299)	2,319
Deferred income taxes	111	1,010			1,121
Prepaid expenses	203	2,834			3,037
Television and radio broadcast rights		8,691			8,691

Total current assets	5,196	54,193		(6,187)	53,202
Marketable securities, at market value	160,237				160,237
Investment in consolidated subsidiaries	220,916			(220,916)	—
Cash value of life insurance and retirement deposits	5,008	10,051			15,059
Television and radio broadcast rights		2,097			2,097
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,845			2,845
Deferred income taxes		4,757		(4,757)	—
Prepaid financing fees and other assets	5,377	994			6,371
Property, plant and equipment, net	889	145,440			146,329

Total Assets	$397,623	$259,975		$(231,860)	$425,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$	$	$		$—
Trade accounts payable	454	3,297			3,751
Payable to affiliate	4,888			(4,888)	—
Accrued payroll and related benefits	726	5,451			6,177
Television and radio broadcast rights payable		7,616			7,616
Income taxes payable		1,299		(1,299)	—
Other current liabilities	1,878	2,655			4,533

Total current liabilities	7,946	20,318		(6,187)	22,077
Long-term debt	150,000				150,000
Accrued retirement benefits	2,081	17,734			19,815
Deferred income taxes	36,447			(4,757)	31,690
Other liabilities		1,007			1,007
Stockholders’ Equity
Common stock	10,869	1,131		(1,131)	10,869
Capital in excess of par	8,034	164,234		(164,234)	8,034
Deferred compensation	(43)				(43)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	103,492				103,492
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	81,005	57,759		(57,759)	81,005

Total Stockholders’ Equity	201,149	220,916		(220,916)	201,149

Total Liabilities and Stockholders’ Equity	$397,623	$259,975		$(231,860)	$425,738

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2004

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$1,007	$15,018	$		$16,025
Receivables, net	6	28,533			28,539
Due from affiliate	10,379			(10,379)	—
Income taxes receivable	5,234			(1,879)	3,355
Deferred income taxes	92	539			631
Prepaid expenses	222	3,431			3,653
Television and radio broadcast rights		8,398			8,398

Total current assets	16,940	55,919		(12,258)	60,601
Marketable securities, at market value	156,925	177			157,102
Investment in consolidated subsidiaries	218,380			(218,380)	—
Cash value of life insurance and retirement deposits	5,454	9,517			14,971
Television and radio broadcast rights		3,086			3,086
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,825			2,825
Deferred income taxes		6,125		(6,125)	—
Prepaid financing fees and and other assets	5,995	1,401			7,396
Property, plant and equipment, net	838	149,455			150,293

Total Assets	$404,532	$268,103		$(236,763)	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$9	$		$53
Trade accounts payable	633	3,122			3,755
Payable to affiliate		10,379		(10,379)	—
Accrued payroll and related benefits	1,068	6,263			7,331
Television and radio broadcast rights payable		7,419			7,419
Income taxes payable		1,879		(1,879)	—
Other current liabilities	6,594	2,268			8,862

Total current liabilities	8,339	31,339		(12,258)	27,420
Long-term debt	150,000				150,000
Accrued retirement benefits	1,482	17,485			18,967
Deferred income taxes	42,258			(6,125)	36,133
Other liabilities		899			899
Stockholders’ Equity
Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,535	164,234		(164,234)	4,535
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	101,400	75		(75)	101,400
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	87,953	55,148		(55,148)	87,953

Total Stockholders’ Equity	202,453	218,380		(218,380)	202,453

Total Liabilities and Stockholders’ Equity	$404,532	$268,103		$(236,763)	$435,872

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2005

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

(in thousands)

Net cash used in operating activities	$(2,520)	$(2,295)	$		$(4,815)

Cash flows from investing activities
Proceeds from collection of note receivable		1,585			1,585
Proceeds from sale of marketable securities	73	174			247
Purchase of property, plant and equipment	(233)	(6,343)			(6,576)

Net cash used in investing activities	(160)	(4,584)		—	(4,744)

Cash flows from financing activities
Payments under notes payable	(44)	(9)			(53)
Payment of deferred loan costs	(87)				(87)
Proceeds from exercise of stock options	3,068				3,068

Net cash provided by (used in) financing activities	2,937	(9)		—	2,928

Net decrease in cash and cash equivalents	257	(6,888)		—	(6,631)
Cash and cash equivalents, beginning of period	1,007	15,018			16,025

Cash and cash equivalents, end of period	$1,264	$8,130		$—	$9,394

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2004

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

(in thousands)

Net cash (used in) provided by operating activities	$(2,308)	$13,111	$(7,500)	$3,303

Cash flows from investing activities
Proceeds from collection of notes receivable		428		428
Purchase of property, plant and equipment	(402)	(2,673)		(3,075)

Net cash used in investing activities	(402)	(2,245)	—	(2,647)

Cash flows from financing activities
Net payments under notes payable	(662)			(662)
Borrowings under borrowing agreements	158,000	3,000		161,000
Payments on borrowing agreements	(142,709)			(142,709)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(5,519)			(5,519)
Payment of deferred loan costs	(5,073)	(167)		(5,240)
Dividends Paid		(7,500)	7,500
Proceeds from exercise of stock options	427			427

Net cash provided by (used in) financing activities	4,464	(4,667)	7,500	7,297

Net increase in cash and cash equivalents	1,754	6,199	—	7,953
Cash and cash equivalents, beginning of period	1,639	11,357		12,996

Cash and cash equivalents, end of period	$3,393	$17,556	$—	$20,949

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Additional Factors That May Affect Our Business, Financial Condition And Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three- and nine-month periods ended September 30, 2005, compared with the corresponding periods in 2004.
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
Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. Excluding revenue derived from seasonal sports rights, the advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.
Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our television revenue, are affiliated with ABC, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with CBS. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each year is less than what is expected for the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market over the past few years. Nevertheless, the success of this programming is dependent, in part, on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team.
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of September 30, 2005, approximately 90% of Fisher Plaza was occupied or committed for occupancy (40% was occupied by Fisher entities), compared to 89% occupied or committed for occupancy at December 31, 2004. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
CONSOLIDATED RESULTS OF OPERATIONS
We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of our nine network-affiliated wholly owned television stations, and a tenth television station 50% owned by us. The radio reportable segment includes the operations of our 27 radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Nine Months				Three months
	Ended September 30,		Variance		Ended September 30,		Variance
	2005	2004	$	%	2005	2004	$	%
(dollars in thousands)
(Unaudited)

Revenue
Television	$65,883	$70,002	$(4,119)	-5.9%	$21,687	$23,896	$(2,209)	-9.2%
Radio	38,119	38,585	(466)	-1.2%	15,127	15,360	(233)	-1.5%
Fisher Plaza	5,998	3,014	2,984	99.0%	2,002	1,036	966	93.2%
Corporate and eliminations	(117)	(84)	(33)		(12)	(41)	29

Consolidated	109,883	111,517	(1,634)	-1.5%	38,804	40,251	(1,447)	-3.6%
Cost of services sold
Television	34,483	31,830	2,653	8.3%	11,076	10,710	366	3.4%
Radio	20,197	19,514	683	3.5%	8,430	8,693	(263)	-3.0%
Fisher Plaza	2,003	889	1,114	125.3%	715	85	630	741.2%
Corporate and eliminations	1,170	1,216	(46)	-3.8%	390	382	8	2.1%

Consolidated	57,853	53,449	4,404	8.2%	20,611	19,870	741	3.7%
Selling expenses
Television	9,024	8,788	236	2.7%	3,091	3,039	52	1.7%
Radio	11,315	11,320	(5)	0.0%	4,132	4,068	64	1.6%
Fisher Plaza	320	749	(429)	-57.3%	107	236	(129)	-54.7%

Consolidated	20,659	20,857	(198)	-0.9%	7,330	7,343	(13)	-0.2%
General and administrative expenses
Television	12,445	12,786	(341)	-2.7%	3,808	3,893	(85)	-2.2%
Radio	5,691	5,858	(167)	-2.9%	1,843	1,860	(17)	-0.9%
Fisher Plaza	687	757	(70)	-9.2%	292	269	23	8.6%
Corporate and eliminations	6,340	6,692	(352)	-5.3%	1,425	2,095	(670)	-32.0%

Consolidated	25,163	26,093	(930)	-3.6%	7,368	8,117	(749)	-9.2%
Depreciation and amortization
Television	6,397	8,169	(1,772)	-21.7%	1,489	2,613	(1,124)	-43.0%
Radio	1,063	1,143	(80)	-7.0%	336	375	(39)	-10.4%
Fisher Plaza	2,800	2,816	(16)	-0.6%	819	912	(93)	-10.2%
Corporate and eliminations	185	127	58	45.7%	50	40	10	25.0%

Consolidated	10,445	12,255	(1,810)	-14.8%	2,694	3,940	(1,246)	-31.6%
Income (loss) from operations
Television	3,534	8,429	(4,895)		2,223	3,641	(1,418)
Radio	(147)	750	(897)		386	364	22
Fisher Plaza	188	(2,197)	2,385		69	(466)	535
Corporate and eliminations	(7,812)	(8,119)	307		(1,877)	(2,558)	681

Consolidated	(4,237)	(1,137)	(3,100)		801	981	(180)

Net loss on derivative instruments		(13,245)	13,245			(2,700)	2,700
Loss from extinguishment of long-term debt		(5,034)	5,034			(5,034)	5,034
Other income, net	2,692	2,247	445		911	780	131
Interest expense	(10,241)	(8,321)	(1,920)		(3,466)	(2,554)	(912)

Loss from continuing operations before income taxes	(11,786)	(25,490)	13,704		(1,754)	(8,527)	6,773
Benefit for federal and state income taxes	(4,838)	(9,121)	4,283		(964)	(3,315)	2,351

Loss from continuing operations	(6,948)	(16,369)	9,421		(790)	(5,212)	4,422
Loss from discontinued operations, net of income taxes		(132)	132				—

Net loss	$(6,948)	$(16,501)	$9,553		$(790)	$(5,212)	$4,422

Comparison of Fiscal Nine and Three-Month Periods Ended September 30, 2005, and September 30, 2004
Revenue
Television revenue decreased in the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, primarily due to lower political advertising in 2005, partially offset by improved local advertising in most of our markets. The prior year was a national election year, and political campaigns began spending on broadcast advertising in certain of our markets toward the end of the first quarter of 2004. We also had lower network compensation revenue in the first nine months of 2005, as compared to the same period of 2004. In May 2005, we signed agreements with ABC to renew ABC’s affiliation at KOMO TV and KATU through 2009. The terms of the renewal include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreement. KOMO TV in Seattle and KATU in Portland are our two largest stations, and we have noted improved ABC network program ratings since the fall of 2004. Because our two ABC-affiliated stations account for approximately three-fourths of our television revenues, strengthened network programming and the corresponding improved lead-ins to local news programs could help us generate increased future revenue. Excluding political revenue, year-to-date 2005 national broadcasting revenue increased at our ABC-affiliated television stations and generally declined at our smaller-market CBS-affiliated television stations.
Based on information published by Miller, Kaplan, Arase & Co., LLP (Miller Kaplan), total spot revenue for the overall Seattle television market decreased 9.8% in the first nine months of 2005, as compared to the same nine months in 2004, and total spot revenue for the overall Portland television market decreased 10.6% over these same periods. Our Seattle and Portland television stations experienced spot revenue decreases of 4.4% and 9.8%, respectively, in the first nine months of 2005, as compared to the same period of 2004. Total revenue for our Seattle and Portland television stations decreased 6.4% and 10.4%, respectively, in the first nine months of 2005, as compared to the first nine months of 2004. Revenue from our remaining television stations decreased slightly in the first nine months of 2005, as compared to the first nine months of 2004. As previously noted, the overall decreases in revenue were due primarily to lower political advertising in the current year.
Our radio operations showed slightly lower revenue in the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, primarily as a result of decreased national revenue which was partially offset by generally increased local spot revenue. Radio revenue from the Seattle Mariners Broadcast Rights was lower in the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, due in some degree to the on-field performance of the Seattle Mariners. The overall decrease in radio revenue in the 2005 periods was offset somewhat by KOMO AM’s improved performance in the Seattle market. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenue increased 14.4% in the first nine months of 2005, compared to the first nine months of 2004. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming and KOMO AM’s all-news format gaining greater recognition in the Seattle market. Miller Kaplan data, which excludes sports programming, reported that total spot revenue in the Seattle market grew 1.3% in the third quarter of 2005, compared to the third quarter of 2004; Miller Kaplan further reported that total radio revenue for the Seattle market grew 3.1% during the first nine months of 2005, as compared to the first nine months of 2004. Total Seattle Radio revenue (which includes sports programming) decreased 3.3% and 1.8% in the three and nine-month periods ended September 30, 2005, as compared to the same periods of 2004, primarily due to decreased national advertising and the aforementioned decline in revenue from the Seattle Mariners Broadcast Rights. Revenue from our Seattle Radio operations comprised approximately three-fourths of our total radio revenue in the nine months ended September 30, 2005.
Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the nine and three-month periods ended September 30, 2005, as compared to the same periods of 2004, was due primarily to increased occupancy levels to 90% as of September 30, 2005, compared to 89% as of January 1, 2005, 84% as of September 30, 2004, and 70% as of January 1, 2004.

Cost of services sold
The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The increase in the television segment cost of services sold in the three-month period ended September 30, 2005, as compared to the same period in 2004, is primarily the result of increased talent and labor costs. The increase in the television segment cost of services sold in the nine-month period ended September 30, 2005, as compared to the same period in 2004, is primarily the result of higher costs to obtain syndicated programming rights, as well as certain increased talent and labor costs.
Higher cost of services sold at our radio segment in the first nine months of 2005, as compared to the comparable period in 2004, was primarily attributable to increased talent and labor expenses. The radio segment had decreased cost of services sold in the three months ended September 30, 2005, as compared to the comparable period in 2004, primarily attributable to a talent contract termination charge as a result of a programming change at KVI AM in Seattle during September 2004.
The increase in cost of services sold at Fisher Plaza in the three and nine-months ended September 30, 2005, as compared to the same 2004 periods, was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue under applicable accounting rules.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.
Selling expenses
The increases in selling expenses in the television segment in the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, were due primarily to increased commission-based labor based on the mix of revenue at our television stations, as well as increased promotional expense, which offset decreases that would be expected at somewhat lower revenue levels.
Decreased selling expenses at Fisher Plaza for the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, were due primarily to greater required marketing efforts in 2004, including marketing the second phase of the facility which was first available for occupancy in the summer of 2003. As of December 31, 2004, approximately 89% of Fisher Plaza was occupied or committed for occupancy (90% at September 30, 2005) and, consequently, broad-based selling and marketing initiatives have been reduced.
General and administrative expenses
The television and radio segments had lower general and administrative costs during the nine-month period ended September 30, 2005, as compared to the corresponding 2004 period, due primarily to certain employee termination expenses incurred in the 2004 year-to-date period, as well as decreased net pension-related expenses in the 2005 nine-month period, including higher interim recognition of the increase in cash value of life insurance and retirement deposits (which offset pension expense).
The corporate group incurred lower general and administrative expenses in the first nine months of 2005, as compared to the first nine months of 2004, primarily as a result of reductions in employee benefit-related expenses for an inactive corporate entity, as well as severance expenses totaling $471,000 incurred in the second quarter of 2004 for the retirement of the Company’s former chief financial officer. Overall corporate general and administrative expense reductions in year-to-date 2005 were partially offset by severance expenses totaling approximately $1.0 million for the Company’s former chief executive officer recognized in the first quarter of 2005 and a pension curtailment loss of $451,000 recognized in the second quarter of 2005.
Corporate expenses decreased in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, as a result of lower legal and Sarbanes-Oxley related expenses incurred in the 2005 period, as well as lower net pension-related expenses in the 2005 period, including higher interim recognition of the increase in cash value of life insurance and retirement deposits (which offset pension expense).
Effective October 10, 2005, Fisher Communications, Inc. appointed Colleen B. Brown as president and chief executive officer of the Company. We expect to recognize a pre-tax charge of approximately $600,000 in the fourth quarter of 2005 for separation expenses relating to the departure of the Company’s former acting president and chief executive officer.
Depreciation
Depreciation for the television segment declined in the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, as a result of certain assets having become fully depreciated.
Net loss on derivative instruments
We had no remaining derivative instruments as of September 30, 2005; however, derivative instruments had a significant impact on our operating results over the past few years prior to 2005. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by us. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations. Changes in the value of the Forward Transaction were based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.
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
In connection with borrowings for our broadcasting operations that were repaid in 2004, the broadcasting subsidiary entered into an interest rate swap agreement (the “Swap Agreement”) fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under these borrowings. The change in value of the Swap Agreement was recorded in the statement of operations. The interest rate swap expired in March 2004.
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
Other income, net
Other income, net, consists primarily of dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the three and nine-month periods ended September 30, 2005, in comparison to the same periods in 2004, was due to increased dividends received and gains on the sales of certain marketable securities in 2005.

Interest expense
Interest expense consists primarily of interest on borrowed funds, amortization of loan fees, and net payments under the Swap Agreement that expired in the first quarter of 2004. The increase in interest expense in the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004, is due primarily to higher average debt balances outstanding in the 2005 periods.
Benefit for federal and state income taxes
The benefit for federal and state income taxes varies directly with pre-tax loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. As required by accounting rules for interim financial reporting, we record our income tax provision or benefits based upon our estimated annual effective tax rate. The estimated effective tax rate in the 2005 periods was higher than in the same periods in 2004 due primarily to the relationship of the amount of estimated permanent differences to the amount of estimated annual pre-tax loss. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes.
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
Our current assets as of September 30, 2005 included cash and cash equivalents totalling $9.4 million, and we had working capital of $31.1 million. As of December 31, 2004, our current assets included cash and cash equivalents totalling $16.0 million, and we had working capital of $33.2 million. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the credit facility to meet operating needs. As of September 30, 2005, the entire $20.0 million was available under the credit facility. We believe that existing cash and cash equivalents, combined with access to our credit facility, are adequate to fund our operations.
Net cash used in operating activities during the nine months ended September 30, 2005 was $4.8 million, compared to net cash provided by operations of $3.3 million in the nine months ended September 30, 2004. Net cash used by operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization and net loss on derivative instruments (for the 2004 period), adjusted by changes in deferred income tax and changes in operating assets and liabilities. Net cash used in investing activities during the period ended September 30, 2005, included $6.6 million used to purchase property, plant and equipment, partially offset by the collection of two notes receivable totaling $1.6 million related to prior year asset sales, compared to $3.1 million used to purchase property, plant and equipment in the nine-month period ended September 30, 2004. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items. By July 1, 2006, we must construct full power digital broadcasting facilities for certain of our smaller market television stations to be in compliance with FCC rules.

Net cash provided by financing activities in the nine months ended September 30, 2005 was $2.9 million, comprised primarily of $3.1 million in proceeds from the exercise of stock options. These cash activities were partially offset by payments of notes payable and deferred loan costs. Net cash provided by financing activities in the nine months ended September 30, 2004 was $7.3 million, comprised primarily of $18.3 million in net borrowings under our credit facilities, reduced by payments totalling $5.5 million to terminate a Forward Transaction tranche and pay additional amounts to settle our obligations under the Forward Transaction, and $5.2 million in transaction costs related to the senior notes offering and new senior credit facility.
We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 4 of the Condensed Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at September 30, 2005.
As of September 30, 2005, the following table presents our contractual obligations (in thousands):
Future contractual obligations are as follows (in thousands):

				Operating
As of	Debt	Broadcast	Other	Lease
September 30, 2005	Maturities	Rights	Obligations	Obligations	Total

Remainder of 2005	$	$2,079	$682	$251	$3,012
2006		17,474	5,022	968	23,464
2007		16,358	5,259	922	22,539
2008		14,155	2,440	671	17,266
2009		4,212		473	4,685
Thereafter	150,000	3,006		2,697	155,703

	$150,000	$57,284	$13,403	$5,982	$226,669

Commitments for broadcast rights consist of $7.6 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of September 30, 2005 and $49.7 million for future rights to broadcast television and radio programs. Other obligations consist of $6.9 million in fees relating to future rights to broadcast television and radio programs and $6.5 million for commitments under a joint sales agreement.

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
In addition, our results are subject to seasonal fluctuations. Excluding revenue from our Seattle Radio agreement to broadcast Seattle Mariners baseball games during the regular baseball season, seasonal fluctuations typically result in second and fourth quarter broadcasting revenue being greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is typically higher in election years. Revenue from broadcasting Seattle Mariners baseball games is greatest in the second and third quarters of each year.
We have incurred losses in the past. We cannot assure you that we will be able to achieve profitability.
We incurred a net loss of $6.9 million for the nine months ended September 30, 2005. In the full fiscal year 2004, we had a net loss of $12.0 million. Although we have committed resources to (1) streamline our broadcast operations and control expenses and (2) increase our revenue, we cannot assure you that we will be successful in this regard or that we will be able to achieve profitability in the future.
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
If our indebtedness affects our operations in these ways, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 and our senior credit facility may permit us to incur additional debt provided we meet certain financial and other covenants.
Our operating results are dependent on the success of programming aired by our television and radio stations.
Our advertising revenues are substantially dependent on the success of our network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our Seattle and Portland television stations, which account for approximately three-fourths of our television broadcasting revenue, are affiliated with the ABC Television Network, with the remainder of our television stations affiliated with the CBS Television Network. Weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.
In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years, beginning with the 2003 baseball season. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain a significant fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to broadcast every Major League Baseball game nationwide beginning with the 2005 regular season. We retain broadcast rights under the Rights Agreement; however, these rebroadcasts could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.
The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.
Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC through 2009. For the nine months ended September 30, 2005, approximately three-fourths of our television broadcasting revenues (and nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In addition, all of our affiliation agreements with CBS will expire in February 2006. We cannot give any assurance that we will be able to renew our affiliation agreements with the networks at all, or on satisfactory terms, when they expire.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. Our independent registered public accountants are required to attest to and report on, management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.
Our television and radio stations face intense competition from:
•	local network affiliates and independent stations;

•	cable, direct broadcast satellite and alternative methods of broadcasting brought about by technological advances and innovations, such as pay-per-view and home video and entertainment systems; and

•	other sources of news, information and entertainment, such as streaming video broadcasts over the Internet, podcasting, newspapers, movie theaters and live sporting events.
In addition to competing with other media outlets for audience share, we also compete for advertising revenue that comprises our primary source of revenue. Our stations compete for such advertising revenue with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems.
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
Because our cost of services are relatively fixed, downturns in the economy harm our operations, revenue, cash flow and earnings.
Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results over the past several years were adversely impacted by a soft economy, and any weak economic conditions in these markets would harm our operations and financial condition. Because our costs of services are relatively fixed, we may be unable to significantly reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, downturns in the national economy have historically resulted (and may in the future result) in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.
Radio and television programming revenue may be negatively affected by the cancellation of syndication agreements.
Syndication agreements are licenses to broadcast programs that are produced by production companies. Such programming can form a significant component of a station’s programming schedule. Syndication agreements are subject to cancellation, and such cancellations may affect a station’s programming schedule. We cannot assure you that we will continue to be able to acquire rights to syndicated programs once our current contracts for these programs expire. We may enter into syndication agreements for programs that prove unsuccessful, and our payment commitment may extend until or if the syndicator cancels the program.
A write-down of goodwill would harm our operating results.
Approximately $38 million, or 9% of our total assets as of September 30, 2005, consists of goodwill. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with accounting rules.
Foreign hostilities and terrorist attacks may affect our revenue and results of operations.
Terrorist attacks and foreign hostilities cause regularly scheduled programming to be pre-empted by commercial-free network news coverage of these events, which would result in lost advertising revenue. In the future, we may experience a loss of advertising revenue and incur additional broadcasting expenses in the event that there is a terrorist attack against the United States or if the United States engages in foreign hostilities. As a result, advertising may not be aired, and the revenue for the advertising on such days would be lost, adversely affecting our results of operations for the period in which this occurs. In addition, there can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such pre-emption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded local news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could harm our results of operations.
Changes in FCC regulations regarding ownership have increased the uncertainty surrounding the competitive position of our stations in the markets we serve.
In June 2003, the FCC amended its multiple ownership rules, including, among other things, its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to three television stations in a single market, to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. The Supreme Court has declined to review the matter at this time, and the FCC must review the matter and issue a revised order. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.
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
The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Our FCC licenses expire in 2006, 2007 and 2013. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.
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
We may lose audience share and advertising revenue if we are unable to reach agreement with cable and satellite companies regarding the retransmission of signals of our television stations.
By October 1, 2005, each of our television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2006 through December 31, 2008. Stations electing must-carry may require carriage of their signal on certain channels on cable systems within their market, whereas cable companies are prohibited from carrying the signals of stations electing retransmission consent unless an agreement between the station and the cable provider has been negotiated. We have elected must-carry for some stations in certain markets for the election period ending December 31, 2008. We have elected retransmission consent status with respect to a number of key cable systems. We are currently negotiating retransmission consent agreements with the operators of those cable systems. There is no assurance that we will be able to reach such agreements by January 1, 2006. Failure to do so may harm our business.
Some of our television stations are located in markets in which direct-to-home satellite operators are distributing local television signals to their subscribers (“local into local”). Television stations in such markets had the opportunity to elect must-carry status by sending written elections to such satellite operators by October 1, 2005. Stations not sending such elections automatically elect retransmission consent status, in which case the satellite operator may not retransmit that station’s signal without the permission of the station after January 1, 2006. Our stations in “local into local” markets are presently being carried by both major direct-to-home satellite operators pursuant to existing retransmission consent agreements, one of which will expire January 15, 2006, and the other on May 31, 2009. The contract which expires on January 15, 2006 is currently under renegotiation. Failure to reach agreement with the relevant satellite operators prior to the expiration of the existing contracts may harm our business. There is no assurance that we will be able to agree on terms acceptable to us prior to contract expiration dates.

Dependence on key personnel may expose us to additional risks.
Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We do not enter into employment agreements with all of our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results. On January 6, 2005, we announced the resignation of William Krippaehne, Jr. as our president and chief executive officer and that Benjamin W. Tucker was selected as acting president and chief executive officer. On October 4, 2005, we announced the appointment of Colleen B. Brown as president and chief executive officer effective October 10, 2005, and that Mr. Tucker would leave the Company in October 2005.
A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A reduction in the share price of Safeco Corporation may adversely affect our total assets and stockholders’ equity.
We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at September 30, 2005, represented 38% of our assets and approximately 52% of our stockholders’ equity (the appreciation in Safeco stock is presented, after estimated taxes, as “unrealized gain on marketable securities” within stockholders’ equity). Our investment in Safeco Corporation provided $2.3 million and $2.1 million in dividend income for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.
We will be required to make additional investments in HDTV technology, which could harm our ability to fund other operations or repay debt.
Although our Seattle, Portland, Eugene and Boise television stations currently comply with FCC rules requiring stations to broadcast in high definition television (“HDTV”), our stations in smaller markets do not, because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. We must construct full power digital facilities for our other stations by July 1, 2006, or they will lose interference protection for their digital channel. These additional digital broadcasting investments by our smaller market stations could result in less cash being available to fund other aspects of our business. The FCC has adopted a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process is currently underway, and we have requested specific digital channels for each of our stations. We are unable to predict at this time whether our channel requests will be granted or which DTV channels we will be able to obtain through this process. We have been advised by the FCC of a potential conflict between the channel requested for permanent use by our Coos Bay, Oregon, Television Station, KCBY, and the request of a television station owned by another company, but are unable to predict whether that potential conflict will be resolved in a manner satisfactory to the Company and acceptable to the FCC.
Failure of our information technology systems would disrupt our operations, which could reduce our customer base and result in lost revenue. Our computer systems are vulnerable to viruses, unauthorized tampering, system failures and potential obsolescence.
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
As part of our business strategy, we plan to continue to evaluate opportunities to acquire television and radio stations. There can be no assurance that we will find attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be adversely affected. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Any of these occurrences could adversely affect our operating results and financial condition.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of September 30, 2005, is at a fixed rate. As of September 30, 2005, our fixed-rate debt totaled $150.0 million. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2005, amounts to approximately $8.0 million. For fixed rate debt, interest rate changes do not impact book value, operations or cash flow.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of September 30, 2005 was $160.2 million, compared to $157.1 million as of December 31, 2004. Marketable securities at September 30, 2005 consist of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of September 30, 2005, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $16.0 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended September 30, 2005, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended September 30, 2005, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made the following changes in internal control over financial reporting during the third fiscal quarter of 2005 and during October 2005 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	On October 4, 2005, we announced the appointment of Colleen B. Brown as president and chief executive officer effective October 10, 2005, and that Benjamin W. Tucker, who had been our acting president and chief executive officer, would leave the Company in October 2005.

•	Effective September 2005, we combined certain finance, accounting, and human resources functions at our Seattle, Washington headquarters to provide for more centralized administrative operations for our operations and personnel located in Seattle.

•	Effective October 2005, we implemented a new, centralized payroll and human resources system.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits:

3.1	Amended and Restated Bylaws of Fisher Communications, Inc., effective July 28, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2005).

10.1*	Employment Separation Agreement with Kirk G. Anderson dated July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2005).

10.2*	Change In Control Severance Agreement with Colleen B. Brown dated October 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.3*	Employment Offer Letter to Colleen B. Brown dated October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.4*	Employment Separation Agreement with Benjamin W. Tucker dated October 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.5*	Form of Non-Qualified Stock Option Contract under the Fisher Communications Incentive Plan of 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005).

10.6*	Form of Restricted Stock Rights Agreement under the Fisher Communications Incentive Plan of 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: November 8, 2005	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Fisher Communications, Inc., effective July 28, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2005).

10.1*	Employment Separation Agreement with Kirk G. Anderson dated July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2005).

10.2*	Change In Control Severance Agreement with Colleen B. Brown dated October 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.3*	Employment Offer Letter to Colleen B. Brown dated October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.4*	Employment Separation Agreement with Benjamin W. Tucker dated October 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 3, 2005).

10.5*	Form of Non-Qualified Stock Option Contract under the Fisher Communications Incentive Plan of 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005).

10.6*	Form of Restricted Stock Rights Agreement under the Fisher Communications Incentive Plan of 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan