Form 10-K
period 2005-12-31
FISHER COMMUNICATIONS INC
filed 2006-03-15
CIK 1034669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State of Incorporation)	(IRS Employer Identification No.)
100 4th Avenue N., Suite 510 Seattle, Washington (Address of principal executive offices)	98109 (Zip Code)
(206) 404-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.25 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.406 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $323,400,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2006 was:

Title of Class	Number of Shares Outstanding

Common Stock, $1.25 Par Value	8,705,041
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006	Part III

PART I

ITEM 1.	BUSINESS
      This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this annual report.
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
Company Description
      Fisher Communications, Inc. is an integrated media company that has been in the broadcasting business since 1926. We own and operate nine network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a tenth television station. We have long-standing network affiliations with ABC and CBS. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. Seattle and Portland are our two largest markets for both television and radio. We own ABC network affiliates in Seattle and Portland, which are both within the top 25 DMA television markets as determined by Nielsen Media Research. We also own three radio stations in Seattle, the 14th largest radio market, ranked by population, as determined by the Arbitron Company. Our television stations reach 3.6 million households (approximately 3.3% of U.S. television households) according to Nielsen Media Research. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.
      In December 2005 we announced that we signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. If we successfully close this transaction, we would have the ability to operate duopolies in three of the markets in which we have existing television stations, with the corresponding potential to share fixed infrastructure expenditures over multiple stations.
      We conduct our operations through two subsidiaries, Fisher Broadcasting Company and Fisher Media Services Company. Our broadcasting operations provided approximately 95% of consolidated revenue from continuing operations in 2005, with television broadcasting accounting for approximately 65% and radio broadcasting accounting for approximately 35% of our 2005 broadcasting revenue.
      Fisher Media Services Company owns and operates Fisher Plaza, a facility located near downtown Seattle that is designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of $117.1 million as of December 31, 2005.
      We also own approximately 3.0 million shares of the common stock of Safeco Corporation, a publicly traded insurance and financial services corporation. We have been a stockholder of Safeco Corporation since

1923. The market value of our investment in Safeco Corporation common stock as of December 31, 2005 was approximately $169.6 million.
      Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. We employed 931 full-time employees as of December 31, 2005. Approximately 19% of our workforce, located primarily at our KOMO TV, KATU, and KBCI TV operations, are subject to collective bargaining agreements. We believe we have good working relations with our employees. Note 12 to the Consolidated Financial Statements contains information regarding our industry segments for the years ended December 31, 2005, 2004, and 2003. We report financial data for three reportable segments: television, radio and Fisher Plaza.
Television Broadcasting
      The following table sets forth selected information about our television stations:

					Number of
				Average	Commercial
		DMA(1)	Network	Audience	Stations in	Rank in	Expiration Date of
Station	Market Area	Rank	Affiliation	Share(2)	DMA	Market(2)	Affiliation Agreement

KOMO	Seattle-Tacoma, WA	13	ABC	10.0%	11	2	August 31, 2009
KATU	Portland, OR	23	ABC	10.0%	6	3	August 31, 2009
KVAL	Eugene, OR	121	CBS	19.0%	5	1	February 29, 2016
KCBY	Coos Bay, OR	121	CBS	19.0%	2	1	February 29, 2016
KPIC(3)	Roseburg, OR	121	CBS	19.0%	3	1	February 29, 2016
KBCI	Boise, ID	119	CBS	10.8%	6	2	February 29, 2016
KIMA(4)	Yakima, WA	126	CBS	17.0%	5	1	February 29, 2016
	Pasco/Richland/
KEPR(4)	Kennewick, WA	126	CBS	10.0%	5	2	February 29, 2016
KLEW(5)	Lewiston, ID Idaho	NA	CBS	NA	1	NA	February 29, 2016
KIDK	Falls-Pocatello, ID	163	CBS	12.0%	5	2	February 29, 2016

(1)	DMA represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share. DMA Rank represents the DMA ranking by size of the market area in which our station is located. DMA Rank is based on January 2006 estimates published by Nielsen Media Research. “NA” refers to Not Available.

(2)	Except for the Eugene, Oregon market, average audience share and rank in market are based on Nielsen Media Research data for the February, May, July and November 2005 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m. With respect to the Eugene, Oregon market, average audience share and rank in market are based on BIA Financial Network, Inc. data for the February and May 2005 rating periods, Sunday to Saturday, 9 a.m. to midnight.

(3)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(4)	Station ranking is for two-station group designated as KIMA+ by Nielsen Media Research.

(5)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho, Clarkston, Washington audience that is only a small portion of the Spokane DMA.
      We have been affiliated with ABC since 1958 and with CBS since 1999.
Television Markets and Stations
KOMO TV, Seattle-Tacoma, Washington
      Market Overview. KOMO TV operates in the Seattle-Tacoma market, which has approximately 1.7 million television households and a population of approximately 4.2 million. This station has been operating since 1953. In 2005, approximately 73% of the population subscribed to cable and 15% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems) (Nielsen Media Research). The 2005 television revenue for the Seattle-Tacoma DMA was estimated to be $289.7 million, as reported by Miller Kaplan. Of that number, approximately $7.0 million was attributable to political advertising. Major industries in the market include software, aerospace, manufacturing, biotechnology, forestry, telecommunications, transportation, retail and international trade. Major employers include Microsoft, Boeing, Safeco, Paccar, Nintendo, the University of Washington, Washington Mutual, Inc. and Weyerhaeuser.
      Station Performance. KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 41.5 hours of live local television news per week on its analog and digital channels. KOMO TV produces Northwest Afternoon, a Monday-Friday, 60-minute talk program, which has been the top-rated local talk show in the Northwest region since its premiere in 1984. The Radio and Television News Directors Association (“RTNDA”) honored KOMO TV News with two Edward R. Murrow national awards — Best News Series and Best Feature in 2003. The National Association of Television Arts and Sciences awarded 14 Emmys to the station for program and individual excellence in 2005.
KATU, Portland, Oregon
      Market Overview. KATU serves the Portland market, which has approximately 1.1 million television households and a population of approximately 2.8 million. Approximately 57% of Portland’s population subscribed to cable in 2005, while approximately 22% of households are listed as subscribers to alternative delivery systems (Nielsen Media Research). The 2005 television revenue for the Portland DMA was estimated to be $163 million, as reported by Miller Kaplan. Of that number, approximately $584,000 was attributable to political advertising. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Intel, Nike, Hewlett Packard Development Company, Legacy Health System and Kaiser Permanente.
      Station Performance. KATU currently broadcasts 33 hours of live local news weekly. For over 27 years, KATU has provided local program production for the Portland market. Central to this commitment, the station produces and airs AM Northwest, one of the country’s longest running live Monday-Friday local talk/ information programs. In 2005, KATU won 15 Associated Press awards, including six first place awards for Best Hard News Reporting, Best Continuing Coverage, Best Photojournalist-Breaking News, Best Sports Reporting, Best Sportscast and Best Investigative Reporting. In addition, KATU News received 19 Emmy nominations, winning three, and was honored with six awards from The Society of Professional Journalists, including two First Place Awards.
KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon
      Market Overview. The KVAL TV broadcast studios are located in Eugene, Oregon. KCBY TV, in Coos Bay, and KPIC TV, in Roseburg, are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The population of the Eugene/ Springfield, Roseburg and Coos Bay/ North Bend area is approximately 546,000. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities — University of Oregon in Eugene and Oregon State University in Corvallis, as well as Hynix Semiconductor, Hewlett-Packard Development Company, Symantec Software, Sacred Heart Medical Center, Monaco Motor Coach, Levi Strauss Company, The Dell Computer Call Center and Roseburg Forest Products.
      Station Performance. KVAL has some of the top nationally syndicated programs including Live with Regis and Kelly, Dr. Phil, The Oprah Winfrey Show, Wheel of Fortune and Jeopardy, as well as the longest tenured local newscast in the market. KVAL does not subscribe to Nielsen Media Research data at this time, but does have access to ongoing qualitative marketing information, including local rating information from The Media Audit, an audience survey that provides various media exposure information, including television channels viewed in total and by day parts. KVAL broadcasts 17 hours of live local news per week and rebroadcasts its 6 PM newscast at 6:30 PM on cable Channel 12 on the Eugene/ Springfield Comcast Cable System. KVAL TV produces a local news window on CNN Headline News 17 times per day, every day. KVAL has a long tradition of award-winning news, public affairs programming and information. KVAL, KCBY and KPIC are unique in their broadcast community in that they can broadcast news, information, weather and commercials regionally. In addition to broadcasting its signal throughout the DMA, KVAL has the ability to distribute local content to each of the Eugene, Roseburg, Coos Bay, Florence and Corvallis/ Albany areas.
KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston, Idaho.
      Market Overview. KEPR TV and KLEW TV are KIMA TV’s satellite stations. KIMA TV serves the Yakima, Washington area and KEPR TV serves the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 588,000 people in approximately 212,000 TV households and has a 51% cable penetration. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston’s KLEW TV serves approximately 165,000 people in approximately 65,000 TV households. Approximately 57% of the population subscribed to cable in 2005, while approximately 30% of households are listed as subscribers to alternative delivery systems.
      The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale food processing, retail service and tourism industries, as well as being the core of “Washington Wine Country.” Major employers include Battelle, Con Agra, Duratek, Tyson, Energy NW, CH2M Hill, Fluor Hanford, Bechtel, Lockheed Martin, Potlatch, Siemens Power Corporation, Shields Bag and Printing, Tree Top, Noel Corp., ATK Mfg. and Boise Corp.
      Station Performance. KIMA and KEPR each broadcast 14.5 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, KIMA/ KEPR reaches 42% of all of the local news audience at 6 PM against both ABC and NBC local news, and KIMA TV alone has double the households of the other two news stations combined. KLEW TV broadcasts five hours of scheduled live, local news per week.
KBCI TV, Boise, Idaho
      Market Overview. KBCI serves the Boise, Idaho DMA, which has a total population of approximately 604,000 and approximately 230,000 TV households. An estimated 37% of the television households in the Boise DMA subscribe to cable television with another 33% subscribing to an alternative delivery system (Nielsen Media Research). Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, Boise State University, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, U.S. Bank, J.R. Simplot Company, Idaho Power Company, Boise Cascade (formerly Boise/ Office Max), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, and the Idaho State government. Boise has been recognized by Forbes Magazine in 2005 as the Best Place in the United States for business and careers and as the seventh best area in the nation to do business. It was ranked as the second best city in the United States to do business by INC. Magazine in 2005.
      Station Performance. KBCI currently broadcasts 12 hours per week of live local news programs. The station has won numerous awards for excellence in television broadcasting, including the 2005 Idaho Press Club Award for “Best Newscast” and the 2003 Alfred I. DuPont Award for Investigative Journalism for “Shake Up at City Hall.”

KIDK TV, Idaho Falls-Pocatello, Idaho
      Market Overview. KIDK serves the Idaho Falls-Pocatello market, which has approximately 115,000 TV households and a population of approximately 316,000. In 2005, an estimated 39% of the television households subscribed to cable, with another 44% subscribing to an alternative delivery system (Nielsen Media Research). The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., J.R. Simplot Company, American Microsystems, Idaho State University, BYU-Idaho, EIRMC, Negra Modelo, Qwest, American Microsystems, Portneuf Medical Center, Converges Corporation and Ballard Medical Products.
      Station Performance. KIDK broadcasts 14 hours per week of live local news programs. KIDK operates from its main studio in Idaho Falls. Effective January 2006, KIDK will be the only station in the market with a designated Upper Valley reporter.
Television Broadcasting Industry
      Commercial television broadcasting began in the United States on a regular basis in the 1940s. The Federal Communications Commission (“FCC”) grants licenses to build and operate broadcast television stations, and currently, a limited number of channels are available for television broadcasting in any one geographic area. Television stations that broadcast over the VHF band generally have some competitive advantage over those that broadcast over the UHF band (channels above 13) because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only television receivers and the expansion of cable and satellite television systems have reduced the competitive advantage of stations broadcasting over the VHF band. In addition, as television stations are required to broadcast digital signals, the historical competitive advantage of VHF signals is further diminished.
      There are approximately 101 million television households in the United States (household universe estimates), of which approximately 72 million are cable households, and a total of approximately 94 million receive television via cable or an alternative delivery service. Overall household television viewing is 57 hours per week, on average (Nielsen Media Research).
      Television stations primarily receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenue render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenue of individual broadcast television stations. We are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies, employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of our revenue in election years depends on many factors, such as whether Washington, Oregon, and Idaho are contested states in a presidential election and the extent of local and regional ballot initiatives.
Television Broadcasting Competition
      Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”) and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.
      Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. During periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers. The competition between the networks is keen and the success of any network’s programming can vary significantly over time. During non-network time periods, each station competes on the basis of the performance of its local and syndicated programming using a combination of self-produced news, public affairs and other entertainment or informational programming to attract viewers. The competition between stations in non-network time periods is intense, and here, too, success can vary over time.
      Our stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue.
      Other sources of competition for our television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our television stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).
      Programming. Competition for syndicated programming involves negotiating with national program distributors, or producers. Our stations compete against in-market broadcast stations, as well as station groups, for exclusive access to syndicated programming. Cable system operators generally do not compete with local stations for programming; however, various national cable networks acquire programs that might have otherwise been offered to local television stations.
      Advertising. Television advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Our stations compete for advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, direct broadcast satellite services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Our television stations are located in highly competitive markets.

Radio Markets and Stations
Seattle Radio
      The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

					Audience Listening
				National
				Market	Rank in	Station
Market	Station	Dial Position	Power	Rank(1)	Market(2)	Share(2)	Format

Seattle, WA				14
	KOMO AM	1000 kHz	50 kW		6	3.8%	News
	KVI AM	570 kHz	5 kW		12T	2.9%	Talk
	KPLZ FM	101.5 MHz	100 kW		21	2.2%	Hot Adult Contemporary

(1)	National Market Rank for Seattle, WA is based on 2005 data from the Arbitron Company.

(2)	Rank and station information in the above chart refers to average quarter-hour share of listenership to commercial stations among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Seattle, Washington: Arbitron Radio market Report four-book average — Winter 2005 — Fall 2005. There are 56 radio stations in the Seattle market. “T” refers to tie. Source: BIA Financial Network, Inc.
      Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,200,000 with news and entertainment radio services. The 2005 radio revenue for the Seattle-Tacoma Metropolitan Statistical Area (“MSA”) was estimated to be $210 million, as reported by Miller Kaplan. KOMO AM, KVI AM and KPLZ FM have been in operation since 1926, 1926 and 1959, respectively. Since November 2002, KOMO AM, which utilizes an all news format, has been the flagship station for Seattle Mariners baseball serving 39 network affiliate radio stations in five states. KVI AM is the market’s Fox News and Talk radio station with a mix of local and national issue-oriented programming. KPLZ FM programs Adult Contemporary/ Top 40 music with veteran morning personalities Kent Phillips and Alan Budwill.
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

Fisher Radio Regional Group
      The following table sets forth general information for Fisher Radio Regional Group Inc.’s stations and the markets they serve.

				Audience Listening

		Dial		Rank in	Station
Market	Station	Position	Power	Market(1)	Share(1)	Format

Billings, MT
	KRKX	94.1 FM	100kW	8	4.7%	Classic Rock
	KRZN	96.3 FM	100kW	3T	7.1%	Active Rock
	KYYA	93.3 FM	100kW	9T	4.1%	Hot Adult Contemporary
	KBLG (2)	910 AM	1kW (2)	9T	4.1%	News/Talk
Missoula, MT
	KZOQ	100.1 FM	13.5 kW	4	6.0%	Classic Rock
	KXDR	98.7 FM	100kW	8	4.4%	Hot Adult Contemporary
	KGGL	93.3 FM	43 kW	1	11%	Country
	KYLT	1340 AM	1 kW		bmrs	Talk
	KGRZ	1450 AM	1 kW	13	1.8%	Sports/Talk
	KBQQ	106.7 FM	13.5 kW	6	5.8%	Oldies
Great Falls, MT
	KAAK	98.9 FM	100 kW	1T	11.2%	Hot Adult Contemporary
	KINX	107.3 FM	94 kW	8T	5.1%	Variety
	KQDI (FM)	106.1 FM	100 kW	6	7.1%	Classic Rock
	KXGF	1400 AM	1 kW	12	2.0%	E.S.P.N. Sports
	KQDI (AM)	1450 AM	1 kW	8T	5.1%	News/Talk
	KIKF	104.9 FM	94 kW	4T	8.2%	Country
Butte, MT
	KMBR	95.5 FM	50 kW	5T	7.3%	Classic Rock
	KAAR	92.5 FM	4.5 kW	1	23.4%	Country
	KXTL	1370 AM	5 kW	4	7.7%	Oldies/Talk
Wenatchee, WA
	KYSN	97.7 FM	9.3 kW	5	6.6%	Country
	KWWW(3)	96.7 FM	0.4 kW	3	7.9%	Hot Adult Contemporary
	KZPH	106.7 FM	6kW	7	4.7%	Classic Rock
	KAAP	99.5 FM	5.3 kW	9	2.5%	Soft Adult Contemporary
	KWWX	1340 AM	1 kW	10	1.8%	Spanish

(1)	Rank and station information in the above chart refers to average quarter-hour share of listenership to commercial stations among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Sources: (a) Billings, Montana: Arbitron Ratings, Fall, 2005; (b) Missoula, Montana: Eastlan Resources, Fall, 2005 Missoula/ Hamilton Market Report; (c) Great Falls, Montana: Arbitron Ratings, Fall, 2005; (d) Butte, Montana: Arbitron Ratings 2005 Montana County Coverage Study, Silver Bow County; and (e) Wenatchee, Washington: Eastlan Resources Audience Measurement, Fall 2005 Wenatchee Market Report. “T” refers to tie. “bmrs” refers to “below minimum reporting standards.”

(2)	KBLG, Billings, operates with power of 1,000 watts during the day and 64 watts during the night.

(3)	KWWW serves the city of Wenatchee via a translator, owned by an outside party. The translator broadcasts at 103.9 on the FM dial, with a licensed output power of 10 watts.

      We own and operate 19 stations in four Montana markets (Billings, Missoula, Great Falls and Butte), and 5 stations in the Wenatchee, Washington area.
      Billings is the largest city in Montana, with a metropolitan population of approximately 135,000. It serves as a retail hub for portions of three states and home to a regional medical center and three colleges. Primary industries include agriculture and oil refining.
      Missoula is the second largest city in Montana. The Missoula market area is comprised of two counties, with a combined population of approximately 138,000. One of those counties, Ravalli, was the state’s fastest growing during the 1990’s. Missoula is home to the University of Montana, with approximately 14,000 students. The region’s other primary industry is timber.
      Great Falls is Montana’s third largest market, with a population of approximately 80,000. The largest single employer is Malmstrom Air Force Base. Agriculture is the other primary industry.
      Butte, Montana has a population of approximately 33,000. The city is home to one of the largest open-pit copper mines in the United States. Other large employers include ASiMI (a silicon manufacturer), a regional medical center and tourism. Butte is at the junction of the two Interstate highways that serve Montana, and is only about 150 miles from Yellowstone National Park.
      We operate 5 radio stations in an area including Wenatchee, Quincy and Moses Lake, Washington. These three cities in central Washington have a regional population of approximately 183,000. Agriculture is the primary industry, and Wenatchee is known as “the apple capital of America.” The region has no local television stations, so radio stations play an important role in the lives of these communities. Approximately one-quarter of the region’s population is Hispanic, and one of our stations is the heritage Spanish-language station.
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
      Radio station revenue is generally affected by the same economic trends and factors as television station revenues, as described in the section entitled “Television Broadcasting Industry” above.
Radio Broadcasting Competition
      A small number of companies control a large number of radio stations within the United States. Some of these companies syndicate radio programs or own networks whose programming is aired by our stations. Some of these companies also operate radio stations in markets in which we operate, have greater overall financial resources available for their operations and may control large national networks of radio sales representatives.
      Competition in the radio industry, including each of the markets in which our radio stations compete, takes place on several levels: competition for audience, competition for advertisers, competition for programming and competition for staff and management. Additional significant factors affecting a radio station’s competitive position include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.
      The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 GHz). Two companies, XM Satellite Radio, Inc. and Sirius Satellite Radio Inc., are currently offering programming via S-Band satellite channels. Each company offers numerous programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but their systems do not presently have the capability of inserting local commercials. Radios capable of receiving these new digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to significantly compete for local advertising revenue, they will compete for listenership, and may dilute the overall radio audience. Recently, XM announced that they are providing traffic and weather reports into select local markets, including Seattle. On October 20, 2004, Major League Baseball announced an agreement with XM Satellite Radio to rebroadcast every Major League Baseball team nationwide beginning with the 2005 regular season. We retain broadcast rights under our rights agreement with the Seattle Mariners and during 2005 XM Satellite Radio transmitted the KOMO-AM fully produced broadcast. Such a rebroadcast may have caused decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.
      Audience. Our radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, Internet, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station’s cumulative audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the time spent listening, both of which are intended to establish a station’s share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create disruptions that can harm the performance of the station, especially in the time period immediately following a format change. We have experienced this effect in the past.
      The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations, as have “podcasts” which contain programming compilations intended to be recorded on personal audio devices and replayed later. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations. The number of entities streaming audio abated somewhat several years ago, as some traditional broadcasters and Internet broadcasters temporarily curtailed their streaming, due to uncertainty relating to music royalties. As of January 2005 according to the Arbitron Company and Edison Media Research, 15% of Americans said they had listened to Internet radio in the last month. The Copyright Act provides for a compulsory copyright license which covers the performance rights in the sound recordings used in Internet streaming audio transmissions by radio stations and other music providers. The rates that will apply for sound recording performance royalties for webcasting for the period January 1, 2006 through December 31, 2012 have not yet been established. An arbitration proceeding has been commenced before the Copyright Royalty Board to determine what those rates will be, but a determination is not expected until late 2006. Those rates, once established, will be retroactive to January 1, 2006. Prior to the establishment of new rates, services making transmissions of copyrighted sound recordings after December 31, 2005 are required to continue paying royalties at the rates in effect for 2005.
      Advertising. Radio advertising rates are based on the number and mix of media outlets, the audience size of the market in which a radio station operates, the total number of listeners the station attracts in a particular demographic group that an advertiser may be targeting, the number of advertisers competing for available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertisers’ messages to programming. Our radio stations compete for revenue primarily with other radio stations and, to a lesser degree, with other advertising media such as television, cable, newspapers, yellow page directories, direct mail, Internet and outdoor and transit advertising. Competition for advertising dollars in the radio broadcasting industry occurs primarily within the individual markets on the basis of the above factors, as well as on the basis of advertising rates charged by competitors. Generally, a radio station in one market area does not compete with stations in other market areas.
Federal Regulation
      The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover many areas of station ownership and operation, including but not limited to allotment of TV and FM channels to particular communities, approval of station operating parameters, issuance, renewal, revocation or modification of licenses, changes in the ownership or control of licensees, regulation of equipment, and the ownership, operation, and employment practices of stations. The FCC has the power to impose penalties, including fines or license revocations, for violations of its rules.
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
      New Licenses. TV and FM channels are allotted to particular communities. The FCC may change such allotments from time to time. The FCC periodically accepts applications for authority to construct new TV and FM stations on unused allotted channels. New AM stations are approved based upon a sophisticated engineering demonstrating compliance with the complex technical rules designed to limit interference with existing stations. Auctions are held by the FCC if more than one party files an application for the same unused FM or TV allotment and for any new AM facility. A petition to deny a winning application must be resolved through FCC consideration of the applicant’s qualifications and the application’s compliance with FCC rules.
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
      The license terms for all of our Montana radio stations expire on April 1, 2013. The license terms of our radio stations in Washington expire February 1, 2014. The non-renewal or revocation of one or more of our FCC licenses could harm our radio broadcasting operations.
      Ownership Restrictions. Complex FCC regulations limit the “cognizable interest” (also called “attributable interests”) that may be held by a single party. In general, officers, directors, general partners and parties with the power to vote or control the vote of 5% or more of the outstanding voting power of a licensee are considered to hold an “attributable interest” in that entity, although certain passive investors must have a 20% or greater voting interest to be considered to have an “attributable interest.” Also, any party that holds a financial interest (whether equity or debt) in excess of 33% of a licensee’s total capital is “attributable” if such party is either a significant program supplier to the licensee or has another media interest in the same market. In addition, a licensee that provides more than 15% of the programming of another station in the local market is considered to have an attributable interest in that station.

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

Cross-Ownership Restrictions
      A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending on the number of independent media voices in the market (the Television-Radio Cross-Ownership Rule”). Depending on the number of independent competitive media outlets in the market, a single entity may own attributable interests from as few as one TV and one radio station in the market to as many as two TV and six radio stations (or one TV and seven radio stations).
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
      If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the size and location of such stations, newspapers or cable systems, or if a proposed acquisition by us would cause a violation of the FCC’s multiple ownership rules or cross-ownership restrictions, we may be unable to obtain from the FCC one or more authorizations needed to conduct our business and may be unable to obtain FCC consents for certain future acquisitions.
      Local Marketing Agreements. A number of television and radio stations have entered into local marketing agreements (“LMAs”). Such agreements typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the brokered station. When the FCC decided to attribute LMAs for ownership purposes, it grandfathered LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated that at the conclusion of the 2004 biennial review it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period. To date, the FCC has not commenced that review, although recently, the FCC invited comments as to whether it should begin its review of the grandfathered LMAs in 2006. We cannot predict when or whether the FCC will begin its review of those LMAs.
      Joint Sales Agreements. Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements (“JSAs”). Typically these involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Currently, radio station JSAs involving more than 15% of the advertising of a radio station in the same market are deemed by the FCC to give the broker an attributable interest in the brokered station. We currently broker the sale for advertising time on an FM station in Seattle pursuant to a JSA. While that will result in us being considered to have an attributable interest in that station, such attribution will not cause us to exceed the FCC’s local radio ownership or cross-ownership limitations. In contrast, television stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee at this time. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains unresolved. We are a party to two television JSAs in Oregon and Idaho.
      Biennial Regulatory Reviews. The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June, 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition, based upon geographic areas, rather than contour overlaps. That decision significantly modified the multiple ownership rules related to television. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Rules to permit a single party to have an attributable interest in up to three television stations in certain very large DMAs; and reduced the number of separately-owned full-power TV stations that must exist in a DMA to justify a party holding an attributable interest in two TV stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and TV stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and the FCC has undertaken a proceeding whether to establish a similar standard for television JSAs. Legislation adopted in January 2004 lowered the National Television Ownership Limits to 39% national aggregate audience reach. In June 2004, the U.S. Court of Appeals issued a decision upholding portions of the FCC decision, but concluded that the decision failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its existing stay of the effectiveness of those rules. It subsequently allowed those portions of the new rules relating to radio ownership to go into effect. The U.S. Supreme Court has declined to review the matter. The matter is currently awaiting action at the FCC. This may result in a request for further comments, or issuance of a revised order, which will then be subject to further review on appeal. We cannot predict, whether, how or when the new rules will be modified, ultimately implemented as modified or repealed in their entirety.
      Omnibus Appropriations Act. In January 2004, the Fiscal Year 2004 Omnibus Appropriations Act became effective. That law overrides the existing FCC rules and the FCC’s June 2003 decision to modify the National Television Ownership Limits by creating a statutory 39% cap on the national aggregate audience reach by any television licensee.
      Alien Ownership. The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a broadcast licensee entity, or more than a 25% interest in the parent entity of a licensee. We believe that, as presently organized, we comply with the FCC’s foreign ownership restrictions.
      Network Affiliate Issues. FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than for network programming. An FCC proceeding to review certain of these rules remains outstanding.
      Other Matters. The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped, requirements for visual display of emergency information, minimum amounts of television intended for viewing by children, limitations on the amount of advertising within children’s television programming, and equal employment opportunities (“EEO”) rules requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rules also require each station to (i) widely disseminate information concerning its full-time job vacancies, with limited exceptions, (ii) provide notice of each full-time vacancy to certain recruitment organizations and (iii) periodically complete a certain number of recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of its station operations, including its EEO performance. Other FCC rules prohibit the broadcast of indecent or profane material from 6 a.m. through 10 p.m., and the willful or repeated violation of these rules could result in substantial fines, renewal of a station license for less than the normal term, loss of a station’s license to operate, or even criminal penalties.
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
      Proposed Legislation and Regulation. Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. Such matters include, for example, equal employment opportunities regulations, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect our broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.
Digital/ High Definition Television (“HDTV”)
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

		Digital	Currently
		Channel	Broadcasting in
Station	Market Area	Allocation	Digital Format(1)

KOMO	Seattle-Tacoma, WA	38	Yes (HDTV	)
KATU	Portland, OR	43	Yes (HDTV	)
KVAL	Eugene, OR	25	Yes (HDTV	)
KCBY	Coos Bay, OR	21	Yes
KPIC	Roseburg, OR	19	Yes
KBCI	Boise, ID	28	Yes (HDTV	)
KIMA	Yakima, WA	33	Yes
KEPR	Pasco/Richland/Kennewick, WA	18	Yes
KLEW	Lewiston, ID	32	Yes
KIDK	Idaho Falls-Pocatello, ID	36	Yes

(1)	The FCC set May 1, 2002 as the deadline for initial DTV operations by all commercial TV stations. We met that date with respect to each of our stations. We have constructed and commenced DTV operation of stations KOMO-DT, Seattle, KATU-DT, Portland, KVAL-DT, Eugene and KBCI-DT, Boise with full power facilities pursuant to authorizations issued by the FCC. Each of the remaining stations operated by us has commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. The FCC’s rules require that permanent digital facilities be in place for each of these stations by July 1, 2006, or the station will lose interference protection beyond the areas served on that date. Congress recently passed legislation setting a “hard” analog to digital transition date of February 17, 2009. On that date, all analog television stations must cease analog transmissions and operate only using digital technology, and all stations that were given a “paired” channel must cease operation on one channel so that the spectrum may be made available for other use.

      The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power TV stations and translators, particularly in major television markets. Accordingly, translators that rebroadcast our television station signals may be materially adversely affected. The FCC recently announced that applications will be received during a period in May, 2006, seeking authority to construct paired digital facilities for such low-power television and translator stations; stations which do not receive a paired channel will be permitted to convert directly from analog to digital transmissions in the future
      In addition, it is not yet clear when and to what extent DTV will become available through the various media; whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV, the extent of any potential interference, whether viewing audiences will make choices among services upon the basis of such differences, whether and how quickly the viewing public will embrace the new digital TV sets, and to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services. On February 10, 2005, the FCC adopted an Order in which it ruled that cable operators are not required to simultaneously carry a television station’s analog and digital signals and that cable operators are not required to carry more than one digital programming stream from any particular station. We cannot predict whether that Order will be appealed or reconsidered, or whether Congress will adopt legislation on the subject.
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
Fisher Plaza
      Through Fisher Media Services Company, we own and manage Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of office, retail, technology and other media and communications companies. Fisher Plaza is designed to support the production and distribution of media content through numerous channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. A total of 14 telecommunications bandwidth providers are resident within the facility. Fisher Plaza’s retail occupants provide a diverse mix of services including commercial banking, specialty wines & cheeses, a bridal salon, an optometry clinic and a variety of food establishments. In addition, Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher occupants include Internap Network Services, Playstream, Inc., Verizon Communications, Sport Restaurant, Ironstone Bank, Elaine’s Bridal, HealthTalk Interactive, Rustic Canyon Management, and Big Fish Games. Fisher Plaza was completed in the summer of 2003 and had a net book value of $117.1 million at December 31, 2005. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing office and technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

Investment in Safeco Corporation
      We own approximately 3.0 million shares of the common stock of Safeco Corporation, an insurance and financial services corporation. We have been a stockholder of Safeco Corporation since 1923. The market value of our investment in Safeco Corporation common stock as of December 31, 2005 was approximately $169.6 million.
Available Information
      Our website address is www.fsci.com. We make available on this website under “Investor Relations — SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.
ITEM 1A.     RISK FACTORS
      The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition and future results could be harmed.
     We depend on advertising revenues, which fluctuate as a result of a number of factors.
      Our main source of revenue is sales of advertising. Our ability to sell advertising depends on many factors, including the following:

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
      We incurred a net loss of $5.1 million in 2005. In 2004 we had a loss from continuing operations of $11.8 million, and in 2003 we had a loss from continuing operations of $14.8 million. We cannot assure you that our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future.

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
      In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years, beginning with the 2003 baseball season. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain a significant fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars. In October 2004, Major League Baseball announced an agreement with XM Satellite Radio to rebroadcast every Major League Baseball game nationwide beginning with the 2005 regular season. We retain broadcast rights under the Rights Agreement; however, these rebroadcasts could result in decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.
      Our television and radio stations face intense competition, including competition from the following sources:

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

Because significant portions of our cost of services are relatively fixed, downturns in the economy harm our operations, revenue, cash flow and earnings.
      Our operations are concentrated in the Northwest. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results over the past several years were adversely impacted by a soft regional economy, and any weak economic conditions in these markets would harm our operations and financial condition. Because significant portions of our costs of services are relatively fixed, we may be unable to materially reduce costs if our revenues decline. If our revenues do not increase or if they decline, we could continue to suffer net losses, or such net losses could increase. In addition, downturns in the national economy or downturns in significant categories of national advertising segments have historically resulted (and may in the future result) in decreased national advertising sales. This could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

We may experience disruptions in our business if we acquire and integrate new television or radio stations.
      As part of our business strategy, we plan to continue to evaluate opportunities to acquire television and radio stations. In December 2005 we announced that we signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. There can be no assurance that we will receive FCC approval to complete this transaction, or that we will otherwise meet all of the conditions to complete the transaction. Further, we cannot provide assurance that we will find other attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be harmed. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Any of these occurrences could harm our operating results and financial condition.

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
      If our indebtedness affects our operations in these ways, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 and our senior credit facility may permit us to incur additional debt only if we meet certain financial and other covenants.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.
      Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC through August 2009. In 2005, approximately three-fourths of our television broadcasting revenues (and nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In January 2006, we renewed our affiliation agreements with CBS through February 2016. The terms of our agreements with CBS likewise include reduced network compensation.
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
      The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Our television FCC licenses expire in 2006 and 2007, and our radio station FCC licenses expire in 2013 and 2014. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.
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

      Some of our television stations are located in markets in which direct-to-home satellite operators are distributing local television signals to their subscribers (“local into local”). Television stations in such markets had the opportunity to elect must- carry status by sending written elections to such satellite operators by October 1, 2005. Stations not sending such elections automatically elect retransmission consent status, in which case the satellite operator may not retransmit that station’s signal without the permission of the station after January 1, 2006. Our stations in “local into local” markets are presently being carried by both major direct-to-home satellite operators pursuant to existing retransmission consent agreements, one of which will expire December 17, 2008, and the other on May 31, 2009. Failure to reach agreement with the relevant satellite operators prior to the expiration of the existing contracts may harm our business. There is no assurance that we will be able to agree on terms acceptable to us prior to contract expiration dates.

Dependence on key personnel may expose us to additional risks.
      Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We do not enter into employment agreements with all of our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results. On January 6, 2005, we announced the resignation of William Krippaehne, Jr. as our president and chief executive officer and that Benjamin W. Tucker was selected as acting president and chief executive officer. On October 4, 2005, we announced the appointment of Colleen B. Brown as president and chief executive officer effective October 10, 2005, and that Mr. Tucker would leave the Company in October 2005. In December 2005, we made certain other changes in our executive management team.

A reduction on the periodic dividend on the common stock of Safeco Corporation may adversely affect our other income, cash flow and earnings. A reduction in the share price of Safeco Corporation may adversely affect our total assets and stockholders’ equity.
      We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at December 31, 2005, represented 39% of our assets and approximately 52% of our stockholders’ equity (the appreciation in Safeco stock is presented, after estimated taxes, as “unrealized gain on marketable securities” within stockholders’ equity). Our investment in Safeco Corporation provided $2.8 million in dividend income in 2005, $2.3 million in 2004, and $2.2 million in 2002. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.

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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to audit and report on management’s assessment, as well as provide a separate opinion on their evaluation of our internal controls over financial reporting. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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
      Approximately $38 million, or 9% of our total assets as of December 31, 2005, consists of goodwill. Goodwill is tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future evaluations, we would record an impairment charge in accordance with accounting rules.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	DESCRIPTION OF PROPERTIES
      Our television stations operate from offices and studios owned by our Fisher Broadcasting subsidiary, other than KOMO TV, which operates from offices and studios in Fisher Plaza. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 30-year lease with two options to extend the term for an additional five years. KBCI Television in Boise, Idaho is a participant with four other broadcast companies in the Deer Point Tower Venture LLC formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The lease agreement is for a period of 15 years, expiring in December 2016. Radio studios, except for the Seattle stations, are generally located in leased space. Our corporate offices and the offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza, which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.
      Fisher Media Services Company owns and manages Fisher Plaza, a facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including communications and media companies. See the section entitled “Business  — Fisher Plaza” for a description of Fisher Plaza.
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
      No matters were submitted to a vote of securities holders in the fourth quarter of 2005.
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

	Quarterly Common Stock Price Ranges

	2005		2004

Quarter	High	Low	High	Low

1st	$52.60	$46.46	$52.50	$45.80
2nd	51.90	46.91	52.00	45.61
3rd	49.28	42.56	51.09	45.02
4th	49.89	41.43	49.86	46.03

The Company estimates that at March 1, 2006, there were approximately 1,700 holders of the Company’s common stock, as estimated by the number of record holders, including holders represented by brokers and other institutions.
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per-share amounts)
Revenue from continuing operations	$149,319	$153,866	$138,387	$126,696	$134,008

Income (loss)
From continuing operations	$(5,072)	$(11,821)	$(14,804)	$(7,546)	$(1,437)
From discontinued operations		(132)	23,032	5,173	(6,826)
Cumulative effect of change in accounting principle				(64,373)

Net income (loss)	$(5,072)	$(11,953)	$8,228	$(66,746)	$(8,263)

Per share data
Income (loss) per share — basic
From continuing operations	$(0.58)	$(1.37)	$(1.72)	$(0.88)	$(0.16)
From discontinued operations		(0.02)	2.68	0.61	(0.80)
Cumulative effect of change in accounting principle				(7.50)

Net income (loss)	$(0.58)	$(1.39)	$0.96	$(7.77)	$(0.96)

Income (loss) per share assuming dilution
From continuing operations	$(0.58)	$(1.37)	$(1.72)	$(0.88)	$(0.16)
From discontinued operations		(0.02)	2.68	0.61	(0.80)
Cumulative effect of change in accounting principle				(7.50)

Net income (loss)	$(0.58)	$(1.39)	$0.96	$(7.77)	$(0.96)

Cash dividends declared	$—	$—	$—	$0.52	$0.78

	December 31,

	2005	2004	2003	2002	2001

Working capital	$35,562	$33,181	$23,219	$60,437	$9,380
Total assets	440,393	435,872	396,685	545,991	623,117
Total debt(1)	150,000	150,053	128,857	292,607	286,949
Stockholders’ equity	209,621	202,453	187,804	172,735	237,155

(1)	Includes discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
      This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed in this section and elsewhere in this annual report.
      This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2003 through 2005.
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
      Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those affecting the Northwest economy. Excluding revenue derived from seasonal sports rights, the advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.
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
      In December 2005 we announced that we signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. As of December 31, 2005, a deposit of $1.0 million was held in escrow on this transaction and is included in prepaid expenses in the Consolidated Balance Sheet. If we successfully close this transaction, we would have the ability to operate duopolies in three of the markets in which we have existing television stations, with the corresponding potential to share fixed infrastructure expenditures over multiple stations.
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

      In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of December 31, 2005, approximately 91% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 89% occupied or committed for occupancy at December 31, 2004. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
      The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment on an annual basis by applying a fair-value-based test as required by SFAS 142. Our evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

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
      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on estimated future discounted cash flows. In estimating these future cash flows, we use future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on our future results of operations.
      Derivative instruments. We had no derivative instruments outstanding during 2005; however, derivative instruments had a significant impact on our operating results in previous years. We utilized an interest rate swap in the management of our variable rate exposure and as was required under one of our prior borrowing agreements. The interest rate swap was held at fair value, with the change in fair value being recorded in the Consolidated Statement of Operations. The interest rate swap expired in the first quarter of 2004.
      In 2002, we entered into a variable forward sales transaction with a financial institution. Our obligations under the forward transaction were collateralized by up to 3,000,000 shares of Safeco Corporation common stock owned by us. A portion of the forward transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the Consolidated Statements of Operations. The variable forward sales transaction was terminated in November 2004.
      We determined the fair value of derivative instruments based on external-party valuations, which relied on significant assumptions. The value of the interest rate swap changed based primarily on changes in market interest rates. The value of the variable forward sales transaction fluctuated based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.
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
      Pensions. We maintain a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001, and the benefits of active participants were frozen in 2005. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is recognized over the participants’ remaining years of service at the Company.
      The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.48% at December 31, 2005, and 5.74% at December 31, 2004. The rate of increase in future compensation was no longer applicable at December 31, 2005 (due to freezing plan benefits for active participants), and 3.00% at December 31, 2004. Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by the Company may also affect future plan costs.
      Tax Accruals. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments. Valuation allowances are established when we determine that there exists significant uncertainty that we will realize our deferred tax assets.
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

      Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended		2005-2004		Year Ended	2004-2003
	December 31,		Variance		December 31,	Variance

	2005	2004	$	%	2003	$	%

	(Dollars in thousands)
Revenue
Television	$93,083	$101,190	$(8,107)	(8.0)%	$88,676	$12,514	14.1%
Radio	48,334	48,253	81	0.2%	44,221	4,032	9.1%
Fisher Plaza	8,061	4,555	3,506	77.0%	5,494	(939)	(17.1)%
Corporate and eliminations	(159)	(132)	(27)		(4)	(128)

Consolidated	149,319	153,866	(4,547)	(3.0)%	138,387	15,479	11.2%
Cost of services sold
Television	46,293	43,621	2,672	6.1%	44,602	(981)	(2.2)%
Radio	23,192	22,239	953	4.3%	22,438	(199)	(0.9)%
Fisher Plaza	2,751	1,657	1,094	66.0%	1,499	158	10.5%
Corporate and eliminations	1,562	1,606	(44)	(2.7)%	644	962	149.4%

Consolidated	73,798	69,123	4,675	6.8%	69,183	(60)	(0.1)%
Selling expenses
Television	17,224	11,995	5,229	43.6%	11,283	712	6.3%
Radio	14,722	14,730	(8)	(0.1)%	13,753	977	7.1%
Fisher Plaza	398	901	(503)	(55.8)%	223	678	304.0%

Consolidated	32,344	27,626	4,718	17.1%	25,259	2,367	9.4%
General and administrative expenses
Television	16,949	17,110	(161)	(0.9)%	17,430	(320)	(1.8)%
Radio	7,748	7,637	111	1.5%	7,995	(358)	(4.5)%
Fisher Plaza	730	979	(249)	(25.4)%	1,073	(94)	(8.8)%
Corporate and eliminations	8,647	8,956	(309)	(3.5)%	13,331	(4,375)	(32.8)%

Consolidated	34,074	34,682	(608)	(1.8)%	39,829	(5,147)	(12.9)%
Depreciation and amortization
Television	7,940	10,588	(2,648)	(25.0)%	11,700	(1,112)	(9.5)%
Radio	1,356	1,460	(104)	(7.1)%	1,535	(75)	(4.9)%
Fisher Plaza	3,544	3,762	(218)	(5.8)%	2,588	1,174	45.4%
Corporate and eliminations	245	207	38	18.4%	357	(150)	(42.0)%

Consolidated	13,085	16,017	(2,932)	(18.3)%	16,180	(163)	(1.0)%
Income (loss) from operations
Television	4,677	17,876	(13,199)		3,661	14,215
Radio	1,316	2,187	(871)		(1,500)	3,687
Fisher Plaza	638	(2,744)	3,382		111	(2,855)
Corporate and eliminations	(10,613)	(10,901)	288		(14,336)	3,435

Consolidated	(3,982)	6,418	(10,400)		(12,064)	18,482
Net loss on derivative instruments		(12,656)	12,656		(6,911)	(5,745)
Loss from extinguishment of long-term debt		(5,034)	5,034		(2,204)	(2,830)
Other income, net	3,674	3,421	253		6,427	(3,006)
Interest expense, net	(13,726)	(11,776)	(1,950)		(13,081)	1,305

Loss from continuing operations before income taxes	(14,034)	(19,627)	5,593		(27,833)	8,206
Benefit for federal and state income taxes	(8,962)	(7,806)	(1,156)		(13,029)	5,223

Loss from continuing operations	(5,072)	(11,821)	6,749		(14,804)	2,983
Income (loss) from discontinued operations, net of income taxes		(132)	132		23,032	(23,164)

Net income (loss)	$(5,072)	$(11,953)	$6,881		$8,228	$(20,181)

Comparison of Fiscal Years Ended December 31, 2005, December 31, 2004, and December 31, 2003
Revenue
      Television revenue decreased in 2005, as compared to 2004, due primarily to lower political advertising in 2005. This overall decrease in revenue was partially offset by improved local and non-political national advertising at our two largest stations (KOMO TV in Seattle and KATU in Portland), and improved local advertising at most of our small-market CBS-affiliated television stations. KOMO TV and KATU account for approximately three-fourths of our television revenue, and these stations experienced total revenue decreases of 9.6% and 14.0%, respectively, in 2005, as compared to 2004.
      Network compensation revenue decreased $1.3 million in 2005, as compared to 2004. In May 2005, we signed agreements with ABC to renew ABC’s affiliation at KOMO TV and KATU through August 2009. The terms of the renewal include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreements. In January 2006, we renewed our affiliation agreements with CBS through February 2016. The terms of our agreements with CBS likewise include reduced network compensation.
      Television revenue increased significantly during 2004 — the 14.1% increase over 2003 was due primarily to strong candidate and advocacy advertising leading up to the November 2004 elections. Over 90% of our total political revenue was generated from our television operations. We also recorded generally improved local advertising in 2004, as compared to 2003; however, non-political national advertising was soft during 2004, in particular at our two ABC-affiliated stations. This decline in national non-political advertising affected many broadcasters in the industry. Our Seattle and Portland television stations experienced total revenue increases of 15.3% and 16.1%, respectively, in 2004, as compared to 2003. All of our smaller-market CBS-affiliated television operations reported increased revenue in 2004, as compared to 2003.
      The decline in broadcasting revenue in 2005 occurred primarily in the television segment, as most of our political advertising revenue is generated from television advertising. Our radio operations showed flat revenue in 2005, as compared to 2004. We noted increases in local spot revenue for our Seattle-based stations and for our small-market radio stations in Western Washington and Montana. However, these increases were offset by lower national revenue. Radio revenue from the Seattle Mariners Broadcast Rights was lower in 2005, as compared to 2004, due in some degree to the on-field performance of the Seattle Mariners. Though overall radio revenue in 2005 was flat, KOMO AM improved performance in the Seattle market. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenue increased 15.8% in 2005, compared to 2004. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming and KOMO AM’s all-news format gaining greater recognition in the Seattle market. Revenue from our Seattle Radio operations comprised approximately three-fourths of our total radio revenue in 2005.
      Our radio operations showed strong revenue growth of 9.1% in 2004, compared to 2003, due primarily to our continued focus on leveraging our multi-year agreement with the Seattle Mariners to broadcast its baseball games on KOMO AM. We changed to an all-news format on KOMO AM in September 2002, and we also acquired the Seattle Mariners broadcasting rights beginning in the 2003 baseball season. Our small-market radio stations in Eastern Washington and Montana also experienced strong growth in 2004, as compared to 2003, and increased net revenue by 7.4% during the year.
      Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. Occupancy levels have increased at Fisher Plaza over the past three years, and recurring third-party rental and service revenues have also increased. Fisher Plaza occupancy was at 91% as of December 31, 2005, compared to 89% as of January 1, 2005, and 70% as of January 1, 2004. Fisher Plaza revenue in 2005 increased as compared to 2004 due to the aforementioned increased rental and service fees, as well as increased electrical infrastructure fees, tenant reimbursements, and parking garage fees. Fisher Plaza revenues decreased in 2004, as compared to 2003, due primarily to a $1.4 million penalty paid by a tenant during the first quarter of 2003 for an early lease termination.

Cost of services sold
      The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The increase in the television segment cost of services sold 2005, as compared to 2004, is primarily the result of higher costs to obtain syndicated programming rights, as well as certain increased talent and labor costs. Higher cost of services sold at our radio segment in 2005, as compared 2004, was primarily attributable to increased talent and labor expenses.
      The increase in cost of services sold at Fisher Plaza in 2005, as compared to 2004, was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue under applicable accounting rules.
      Broadcasters have significant fixed costs in their overall cost structure, including amounts classified as cost of services sold. Therefore, despite significant increases in revenues in 2004, as compared to 2003, our cost of services sold for the television and radio segments declined somewhat. The decline was due, in part, to lower allocations of Fisher Plaza facilities expenses to our Seattle-based broadcasting operations. We also made changes in programming during 2004 — from certain changes in syndicated programming, to successfully launching a 4:00 PM newscast at KOMO TV in Seattle, to changing our Seattle KVI AM radio station to a Fox-news-affiliated station — but overall broadcasting cost of services sold declined in 2004, due in part to our focus on controlling costs.
      The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.
Selling expenses
      The increases in selling expenses in the television segment in 2005, as compared to 2004, was due primarily to a $4.3 million non-cash charge resulting from our December 2005 decision to change our national advertising representation firm for our television stations, as well as increased commission-based labor based on the mix of revenue at our television stations. We also had increased promotional expense, which offset decreases that would be expected at somewhat lower revenue levels.
      Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When we terminate national advertising representation agreements with contractual termination penalties, we recognize a non-cash termination charge to selling expense and amortize the resulting liability over the term of the new agreement. In the fourth quarter of 2005, we recognized a non-cash termination charge of $4.3 million and will recognize a non-cash benefit over the five-year term of the new agreement.
      Decreased selling expenses at Fisher Plaza in 2005, as compared to 2004, were due primarily to greater required marketing efforts in 2004, including marketing the second phase of the facility which was first available for occupancy in the summer of 2003. As of December 31, 2004, approximately 89% of Fisher Plaza was occupied or committed for occupancy (91% at December 31, 2005) and, consequently, broad-based selling and marketing initiatives have been reduced.
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

General and administrative expenses
      The television and radio segments had relatively flat general and administrative costs in 2005, as compared to 2004. Television and radio segments incurred employee termination expenses of approximately $1.0 million in 2005 compared to $700,000 in 2004. This increase in expense was offset primarily by decreased net pension-related expenses in 2005, including higher increase in cash value of life insurance and retirement deposits (which offset pension expense).
      In the Fisher Plaza segment, the decrease in general and administrative expenses over the past two years was primarily attributable to decreased staffing levels. In 2004, we also incurred lower consulting fees, as compared to 2003.
      The corporate group incurred lower general and administrative expenses in 2005, as compared to 2004, primarily as a result of reductions in employee benefit-related expenses for an inactive corporate entity, lower overall costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as severance expenses totaling $471,000 incurred in the second quarter of 2004 for the retirement of the Company’s former chief financial officer. Overall corporate general and administrative expense reductions in 2005 were partially offset by severance expenses totaling approximately $1.0 million for the Company’s former chief executive officer recognized in the first quarter of 2005, a pension curtailment loss of $451,000 recognized in the second quarter of 2005, and separation expenses totaling $1.4 million in the fourth quarter of 2005.
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
      The corporate group incurred lower expenses in 2004, as compared to 2003, primarily as a result of reduced retention costs, the absence of certain pension-related expenses that were recognized in 2003 in connection with a pension plan settled in the first quarter of 2003, a three-year charitable contribution commitment that resulted in a quarterly expense of $250,000 that concluded in 2003, as well as lower legal expenses. These decreases were offset in part by costs associated with additional finance and accounting personnel, as well as consulting and auditing fees relating to regulatory requirements under the Sarbanes-Oxley Act of 2002. In addition, in the second quarter of 2004, we recognized expenses totaling 471,000 relating to the early retirement of the Company’s former chief financial officer.
Depreciation and amortization
      Depreciation for the television and radio segments declined in 2005, as compared to 2004, and declined in 2004, as compared to 2003, primarily as a result of certain assets becoming fully depreciated.
      The decrease in depreciation in the Fisher Plaza segment in 2005, as compared to 2004, is primarily due to certain assets at the first building becoming fully depreciated. The increase in depreciation in the Fisher Plaza segment in 2004, as compared to 2003, is primarily due to commencing depreciation on the second building of the facility in July 2003 when the building was placed in service.

Net loss on derivative instruments
      We had no derivative instruments outstanding during 2005; however, derivative instruments had a significant impact on our operating results in previous years. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by us. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations. Changes in the value of the Forward Transaction were based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.
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
      As a result of significant reductions in our long-term debt during the fourth quarter of 2003, we wrote off deferred loan costs totaling $2.2 million
Other income, net
      Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in 2005, as compared to 2004, was due in part to an increase in the dividend rate of our investment in Safeco shares. The decrease in 2004, in comparison to 2003, was due primarily to gains on the sales of marketable securities amounting to $3.7 million in the first quarter of 2003.

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
      The increase in interest expense in 2005, compared to 2004, is due primarily to higher average debt balances outstanding in 2005 at a higher interest rate. Interest expense decreased in 2004, as compared to 2003, despite our $150 million bond offering that was completed in September 2004 at a higher interest rate than had been in place for the prior debt facilities. This decrease in interest expense was due in part to the expiration of the Swap Agreement in the first quarter of 2004; therefore, Swap Agreement expenses were incurred and charged to interest expense for all of 2003, and for only one quarter of 2004.
Benefit for federal and state income taxes
      The benefit for federal and state income taxes generally varies directly with pre-tax loss. Therefore, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes for each of 2005, 2004 and 2003. In addition, the 2005 benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005. The tax benefit from continuing operations in 2003 was offset by tax provisions in discontinued operations resulting primarily from gains on sales of assets. The tax benefit in 2004 primarily reflected our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to the 2005 deduction for worthless stock, deduction for dividends received from our investment in Safeco corporate common stock, increases in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes (see Note 10 to the Consolidated Financial Statements).
     Liquidity and Capital Resources
      In September 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations under the Forward Transaction. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. In September 2004, we also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of the Company’s assets, excluding certain real property and our investment in shares of Safeco Corporation common stock. In November 2004, we terminated all remaining tranches of the Forward Transaction and paid a termination fee of $16.1 million. As a result of the termination, all shares of Safeco Corporation common stock owned by us became unencumbered.
      Our current assets as of December 31, 2005 included cash and cash equivalents totaling $19.6 million, and we had working capital of $35.6 million. As of December 31, 2004, our current assets included cash and cash equivalents totaling $16.0 million, and we had working capital of $33.2 million. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the credit facility to meet operating needs. As of December 31, 2005, the entire $20.0 million was available under the credit facility. In December 2005 we announced that we signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. We believe that existing cash and cash equivalents, combined with access to our credit facility, are adequate to fund our operations for at least the next twelve months as well as our plan to purchase the television stations referred to in the previous sentence.
      Net cash provided by operating activities during 2005 was $5.6 million, compared to net cash provided by operations of $19.1 million in 2004 and $6.3 million in 2003. Net cash provided by operating activities consists of our net income (loss), adjusted by non-cash expenses such as depreciation and amortization, net loss on derivative instruments (for the 2004 and 2003 periods) and loss from extinguishment of long-term debt (for the 2004 and 2003 periods), adjusted by changes in deferred income tax and changes in operating assets and liabilities.
      Net cash used in investing activities during 2005 consisted primarily of $7.5 million to purchase property, plant and equipment, partially offset by the collection of two notes receivable totaling $1.6 million related to prior year asset sales. In 2004, we purchased $6.8 million of property, plant and equipment, compared to $12.4 million in 2003. The higher level of capital purchases in 2003 was due primarily to completion of the second phase of Fisher Plaza in that year. Cash flows from investing activities in 2003 included proceeds from the sale of operating assets (see Note 2 to the Consolidated Financial Statements). Cash flows from investing activities in 2003 also included $3.2 million from the collection of notes receivable and $5.2 million in proceeds from the sale of marketable securities. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items. By July 1, 2006, we must construct full power digital broadcasting facilities for certain of our smaller market television stations to be in compliance with FCC rules; therefore, we anticipate higher capital costs in 2006, as compared to 2005.
      Net cash provided by financing activities in 2005 was $3.3 million, comprised primarily of $3.4 million in proceeds from the exercise of stock options. These cash receipts were partially offset by payments of notes payable and deferred loan costs. Net cash provided by financing activities in 2004 was comprised primarily of the $150.0 million senior notes offering and $11.0 million in borrowings under our former credit facilities. Those amounts were offset by payments and retirements of borrowing agreements of $142.7 million, payments totaling $21.6 million to terminate the Forward Transaction and pay additional amounts to settle our obligations under the Forward Transaction, and $5.9 million in transaction costs related to the senior notes offering and new senior credit facility, resulting in net cash used in financing activities of $9.6 million.
      We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 7 of the Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at December 31, 2005.
      As of December 31, 2005, the following table presents our contractual obligations:
Future contractual obligations are as follows (in thousands):

				Operating
	Debt	Broadcast	Other	Lease
12 Months Ending December 31	Maturities	Rights	Obligations	Obligations	Total

2006	$	$17,478	$5,022	$1,007	$23,507
2007		16,717	5,259	956	22,932
2008		15,059	2,440	690	18,189
2009		4,802		488	5,290
2010		2,608		412	3,020
Thereafter	150,000	398		2,425	152,823

	$150,000	$57,062	$12,721	$5,978	$225,761

      Commitments for broadcasting rights consist of $5.5 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of December 31, 2005 and $51.6 million for future rights to broadcast television and radio programs. Other obligations consist of $6.9 million in related fees primarily associated with our contract to broadcast Seattle Mariners baseball games and $5.8 million for commitments under a joint sales agreement. The Company has also agreed to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities for a purchase price of $20.3 million.

Recent Accounting Pronouncements
      In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force discussed Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” EITF Topic D-108 clarifies that a residual valuation method is not appropriate to value acquired assets other than goodwill. The guidance is to be applied no later than the beginning of the first fiscal year that begins after December 15, 2004. The Company has accounted for its past business combinations in a manner that resulted in the allocation of such residual amounts to goodwill, and not to any identifiable intangible assets (such as FCC licenses). Accordingly, it was not appropriate to reclassify amounts out of goodwill into identifiable intangible assets, and the adoption of EITF Topic D-108 had no impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by us using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). See Stock-based compensation section in Note 1 of the Consolidated Financial Statements for pro forma disclosures regarding the effect on net income (loss) and income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123.
      SFAS No. 123 (Revised) provides for different transition methods for past award grants. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date. This means that we will recognize the associated compensation expense over the remaining requisite service period based on the fair values previously determined and disclosed as part of our pro-forma disclosure. Although the pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123 (Revised), the provisions of these two statements differ in several respects. The actual effects of adopting SFAS No. 123 (Revised) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method selected in adopting SFAS No. 123 (Revised).
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

Interest Rate Exposure
      As a result of our September 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of December 31, 2005, is at a fixed rate. As of December 31, 2005, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at December 31, 2005 was approximately $158.0 million, which was approximately $8.0 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2005, amounted to approximately $7.7 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.
Marketable Securities Exposure
      The fair value of our investments in marketable securities as of December 31, 2005 was $170.1 million. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2005, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $17.0 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements and related documents listed in the index set forth in Item 15 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of December 31, 2005, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
      During the fourth quarter of 2005, changes to our internal controls included the following:

•	On October 4, 2005, we announced the appointment of Colleen B. Brown as president and chief executive officer effective October 10, 2005, and that Benjamin W. Tucker, who had been our acting president and chief executive officer, would leave the Company in October 2005.

•	Effective October 2005, we implemented a new, centralized payroll and human resources system.

•	On December 7, 2005, we announced the appointment of Judith A. Endejan as Senior Vice President General Counsel, responsible for both legal and human resource affairs.
Management’s Report on Internal Control Over Financial Reporting
      Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2005, Fisher Communications, Inc.’s internal control over financial reporting was effective.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION
Renewal of CBS Affiliation Agreements
      Effective March 1, 2006, our broadcasting subsidiaries renewed affiliation agreements regarding the affiliation with the CBS Television Network of KIDK in Idaho Falls, Idaho, KIMA in Yakima, Washington (including satellite stations KEPR in Pasco, Washington and KLEW in Lewiston, Idaho), KVAL in Eugene, Oregon (including satellite stations KPIC in Roseburg and KCBY in Coos Bay), and KBCI in Boise, Idaho. A copy of the complete text (excluding material covered by a confidential treatment request filed with the Securities and Exchange Commission concurrently with this annual report) of the renewed agreements is included in the Exhibits to this annual report, and the following description is qualified in its entirety by reference to the text of the renewed Agreements.
      In addition to extending the terms of the Agreements to February 29, 2016, the renewed Agreements clarify, among other things, that the Broadcaster’s “first call” rights to network programs extend to such Programs in digital format and that the Broadcaster’s non-duplication rights apply to digital as well as analog broadcasting of network programs.
Amended and Restated Supplemental Pension Plan
      On December 31, 2005, we amended and restated the Fisher Communications, Inc. Supplemental Pension Plan for the benefit of a select group of management employees of the Company. No new participants have been added to this program since 2001. Three supplemental pension plans previously maintained by the Company and its subsidiaries were merged into the Amended and Restated Supplemental Pension Plan. A copy of the complete text of the Amended and Restated Supplemental Pension Plan is included in the Exhibits to this annual Report.
      The Amended and Restated Supplemental Pension Plan is a non-funded, non-qualified, non-contributory defined benefit plan. The plan does not require funding, but generally the Company has acquired annuity contracts and life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. Participants who terminate voluntarily prior to age 65 are not entitled to any benefits under the plan. The plan provides that the benefits under the plan, together with all other pension and retirement benefits provided by the Company, including an amount equal to one-half of the participant’s primary Social Security benefits, will represent a specified percentage (between 50% and 70%) of the participant’s average annual compensation. “Average annual compensation” for purposes of the plan is determined by averaging the participant’s base salary over a period of the three consecutive fiscal years ending June 30, 2005 that will provide the highest average. The plan provides for payment of accrued benefits in the event of involuntary termination prior to age 65, and for death or disability benefits in the event of death or permanent disability prior to age 65.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Except for the discussion below, the information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006, and is incorporated herein by reference.
Securities authorized for issuance under equity compensation plans
      We maintain two equity incentive compensation plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2002. As of December 31, 2005 options and rights for 211,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2008. As of December 31, 2005 options for 244,000 shares had been issued, net of forfeitures. The Plans were approved by shareholders and no non-Plan awards are outstanding (see Note 9 to the Consolidated Financial Statements for further information).
      The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of Securities to be Issued	Weighted Average Exercise	Number of Securities
Upon Exercise of Outstanding	Price of Outstanding	Remaining Available
Options and Rights	Options and Rights	for Future Issuance

279,430	$52.12	356,100

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003

•	Notes to Consolidated Financial Statements
      (2) Financial Statement Schedules:

•	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003
      (3) Exhibits: See “Exhibit Index.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Fisher Communications, Inc:
      We have completed integrated audits of Fisher Communications Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this annual report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 14, 2006

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per-share
	amounts)
Revenue	$149,319	$153,866	$138,387

Costs and expenses
Cost of services sold (exclusive of annual depreciation and amortization reported separately below, amounting to $10,965, $13,272 and $14,356 respectively)	73,798	69,123	69,183
Selling expenses	32,344	27,626	25,259
General and administrative expenses	34,074	34,682	39,829
Depreciation and amortization	13,085	16,017	16,180

	153,301	147,448	150,451

Income loss from operations	(3,982)	6,418	(12,064)
Net loss on derivative instruments		(12,656)	(6,911)
Loss from extinguishment of long-term debt		(5,034)	(2,204)
Other income, net	3,674	3,421	6,427
Interest expense, net	(13,726)	(11,776)	(13,081)

Loss from continuing operations before income taxes	(14,034)	(19,627)	(27,833)
Benefit for federal and state income taxes	(8,962)	(7,806)	(13,029)

Loss from continuing operations	(5,072)	(11,821)	(14,804)
Income (loss) from discontinued operations, net of income taxes:
Real estate operations			10,276
Property management business			(831)
Georgia television stations		(132)	8,189
Portland radio stations			7,090
Media Services operations closed			(1,692)

Income (loss) from discontinued operations, net of income taxes	—	(132)	23,032

Net income (loss)	$(5,072)	$(11,953)	$8,228

Income (loss) per share:
From continuing operations	$(0.58)	$(1.37)	$(1.72)
From discontinued operations		(0.02)	2.68

Net income (loss) per share	$(0.58)	$(1.39)	$0.96

Income (loss) per share assuming dilution:
From continuing operations	$(0.58)	$(1.37)	$(1.72)
From discontinued operations		(0.02)	2.68

Net income (loss) per share assuming dilution	$(0.58)	$(1.39)	$0.96

Weighted average shares outstanding	8,678	8,617	8,599
Weighted average shares outstanding assuming dilution	8,678	8,617	8,599
See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2005	2004

	(In thousands, except share
	and per-share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$19,622	$16,025
Receivables, net	28,166	28,539
Income taxes receivable	986	3,355
Deferred income taxes	665	631
Prepaid expenses	4,295	3,653
Television and radio broadcast rights	6,519	8,398

Total current assets	60,253	60,601
Marketable securities, at market value	170,053	157,102
Cash value of life insurance and retirement deposits	15,303	14,971
Television and radio broadcast rights	2,075	3,086
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,759	2,825
Prepaid financing fees and other assets	6,040	7,396
Property, plant and equipment, net	144,312	150,293

Total Assets	$440,393	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$53
Trade accounts payable	3,483	3,755
Accrued payroll and related benefits	7,355	7,331
Interest payable	3,809	3,630
Television and radio broadcast rights payable	5,524	7,419
Other current liabilities	4,520	5,232

Total current liabilities	24,691	27,420
Long-term debt	150,000	150,000
Accrued retirement benefits	19,644	18,967
Deferred income taxes	31,381	36,133
Other liabilities	5,056	899
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued 8,705,041 in 2005 and 8,618,781 in 2004	10,881	10,773
Capital in excess of par	8,590	4,535
Deferred compensation	(159)
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	109,600	101,400
Minimum pension liability	(2,172)	(2,208)
Retained earnings	82,881	87,953

Total Stockholders’ Equity	209,621	202,453

Total Liabilities and Stockholders’ Equity	$440,393	$435,872

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in		Other
			Excess of	Deferred	Comprehensive	Retained	Total
	Shares	Amount	Par	Compensation	Income	Earnings	Equity

	(In thousands except share amounts)
Balance December 31, 2002	8,594,060	$10,743	$3,488	$(11)	$66,837	$91,678	$172,735
Net income						8,228	8,228
Other comprehensive income					6,252		6,252
Amortization of deferred compensation				9			9
Compensation expense for accelerated option vesting			90				90
Issuance of common stock under rights and options, and related tax benefit	14,228	17	473				490

Balance December 31, 2003	8,608,288	10,760	4,051	(2)	73,089	99,906	187,804
Net loss						(11,953)	(11,953)
Other comprehensive income					26,103		26,103
Amortization of deferred compensation				2			2
Compensation expense for accelerated option vesting			41				41
Issuance of common stock under rights and options, and related tax benefit	10,493	13	443				456

Balance December 31, 2004	8,618,781	10,773	4,535	—	99,192	87,953	202,453
Net loss						(5,072)	(5,072)
Other comprehensive income					8,236		8,236
Issuance of common stock rights			188	(188)			—
Amortization of deferred compensation				29			29
Compensation expense for accelerated option vesting			340				340
Issuance of common stock under rights and options, and related tax benefit	86,260	108	3,527				3,635

Balance December 31, 2005	8,705,041	$10,881	$8,590	$(159)	$107,428	$82,881	$209,621

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(5,072)	$(11,953)	$8,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,085	16,017	18,801
Deferred income taxes	(8,991)	(4,578)	(5,470)
Equity in operations of equity investees	(46)	(139)	(27)
Amortization of deferred loan costs	646	742	1,376
Decrease in fair value of derivative instruments		12,656	6,911
Interest accrued on forward sale transaction		3,564	5,039
Gain on sale of marketable securities			(3,675)
Loss from extinguishment of long-term debt		5,034	2,204
Amortization of television and radio broadcast rights	19,959	19,227	19,498
Payments for television and radio broadcast rights	(18,953)	(18,524)	(18,078)
Gain on sale of Georgia television stations			(12,460)
Gain on sale of Portland radio stations			(12,616)
Gain on sale of commercial property			(16,724)
Loss on sale of property management business			215
Gain on sales of other real estate properties			(1,555)
Dividends from equity investee	112	138	125
Other	229	245	134
Change in operating assets and liabilities
Receivables	(573)	(319)	3,235
Prepaid expenses	(642)	502	2,323
Cash value of life insurance and retirement deposits	(332)	(278)	(817)
Other assets	(260)	834	(33)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(781)	3,294	569
Income taxes receivable and payable	2,369	(7,060)	9,711
Accrued retirement benefits	677	274	(399)
Other liabilities	4,146	(586)	(231)

Net cash provided by operating activities	5,573	19,090	6,284

Cash flows from investing activities
Proceeds from collection of notes receivable	1,585	428	3,235
Proceeds from sale of marketable securities	247		5,169
Proceeds from sale of Georgia television stations			40,725
Proceeds from sale of Portland radio stations			42,033
Proceeds from sale of commercial property and property, plant and equipment	418	112	61,050
Restricted cash			12,778
Purchase of property, plant and equipment	(7,523)	(6,791)	(12,413)
Purchase of radio station licenses		(204)	(468)

Net cash provided by (used in) investing activities	(5,273)	(6,455)	152,109

Cash flows from financing activities
Net payments under notes payable	(53)	(662)	(122)
Borrowings under borrowing agreements		161,000
Payments on borrowing agreements and mortgage loans		(142,709)	(168,667)
Payments to terminate forward transaction tranche and additional amount to retire outstanding balances		(21,589)
Payment of deferred loan costs	(87)	(6,074)	(613)
Proceeds from exercise of stock options	3,437	428	490

Net cash provided by (used in) financing activities	3,297	(9,606)	(168,912)

Net increase (decrease) in cash and cash equivalents	3,597	3,029	(10,519)
Cash and cash equivalents, beginning of period	16,025	12,996	23,515

Cash and cash equivalents, end of period	$19,622	$16,025	$12,996

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Net income(loss)	$(5,072)	$(11,953)	$8,228
Other comprehensive income:
Unrealized gain on marketable securities	12,779	40,136	12,793
Effect of income taxes	(4,473)	(14,048)	(4,477)
Minimum pension liability	56	23	(63)
Effect of income taxes	(20)	(8)	23
Reclassification adjustment for gains included in net income(loss)	(163)		(3,114)
Effect of income taxes	57		1,090

	8,236	26,103	6,252

Comprehensive income	$3,164	$14,150	$14,480

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Operations and Accounting Policies
      The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a digital communications hub facility that houses a variety of office, retail, technology and other media and communications companies. As explained in Note 2 to the Consolidated Financial Statements, in 2003 the Company sold the remaining commercial properties held by its property subsidiary, and also sold its property management business. The Company conducts its business primarily in Washington, Oregon, Idaho, and Montana. A summary of significant accounting policies is as follows:
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
      Revenue recognition Television and radio revenue is recognized when the advertisement is broadcast. The Company may barter unsold advertising time for products or services; barter transactions are reported at the estimated fair value of the product or service received. Barter revenue is reported when commercials are broadcast, and expense for goods or services received are reported when received or used. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease.
      Termination of national advertising representation firms Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When the Company terminates national advertising representation agreements with contractual termination penalties, the Company recognizes a non-cash termination charge to selling expense and amortizes the resulting liability over the term of the new agreement. In the fourth quarter of 2005, the Company recognized a non-cash termination charge of $4.3 million and will recognize a non-cash benefit over the five year term of the new agreement.
      Short-term cash investments Short-term cash investments are comprised of repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments that have remaining maturities at date of purchase of 90 days or less to be cash equivalents.
      Marketable securities Marketable securities at December 31, 2005 consist primarily of shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of December 31, 2005, these shares represented 2.4% of the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding common stock of Safeco Corporation. The Company has classified its investments as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related tax effect.
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
      Goodwill and indefinite-lived intangible assets Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of tangible and identifiable intangible net assets acquired. Indefinite-lived intangible assets consist of certain radio licenses purchased in Montana. The Company tests goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.
      The goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital. To the extent they have been separately identified, the Company’s indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment on an annual basis by applying a fair-value-based test as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect the Company’s results of operations.
      Property, plant and equipment Replacements and improvements are capitalized, while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost, net

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For financial reporting purposes, depreciation of plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-55 years
Machinery and equipment	3-25 years
Land improvements	10-55 years
      Tangible Long-Lived Assets The Company evaluates the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company uses its judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.
      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on estimated future discounted cash flows. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of the Company’s estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on the Company’s future results of operations.
      Fair value of financial instruments The carrying amount of cash and short-term cash investments, receivables, marketable securities, trade accounts payable, and broadcast rights payable approximate fair value due to their short maturities.
      The fair value of notes payable approximate the recorded amount based on borrowing rates currently available to the Company. The estimated fair value of the Company’s long-term debt at December 31, 2005 and 2004 was $158.0 million and $150.0 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers. Currently, the Company does not anticipate settlement of long-term debt at other than book value.
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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $3,825,000, $4,026,000 and $4,343,000 in 2005, 2004, and 2003, respectively.
      Operating leases The Company has operating leases for television and radio transmitting facilities, tower locations, administrative offices and certain other operational and administrative equipment. The television and radio transmitting facilities lease agreements are for periods up to 30 years, with certain renewal options. The Company recognizes lease expense on a straight-line basis when cash payments fluctuate over the term of the lease.
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
      A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per-share amounts):

Year Ended December 31	2005	2004	2003

Net income (loss)	$(5,072)	$(11,953)	$8,228
Weighted average shares outstanding — basic	8,678	8,617	8,599
Weighted effect of dilutive options and rights	—	—	—

Weighted average shares outstanding assuming dilution	8,678	8,617	8,599

Basic and diluted net income (loss) per share	$(0.58)	$(1.39)	$0.96

      The dilutive effect of 4,000 restricted stock rights and options to purchase 275,430 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2005 because such rights and options were anti-dilutive due to the Company’s net loss. The dilutive effect of 60 restricted stock rights and options to purchase 487,490 shares are excluded for the year ended December 31, 2004 because such rights and options were anti-dilutive due to the Company’s net loss. The dilutive effect of 460 restricted stock rights and options to purchase 456,263 shares are excluded for the year ended December 31, 2003 because such rights and options were also anti-dilutive due to the Company’s net loss from continuing operations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Year Ended December 31	2005	2004	2003

Net income (loss), as reported	$(5,072)	$(11,953)	$8,228
Add stock-based employee compensation expense included in net income (loss) as reported, net of related income taxes	221	41	90
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effect	(1)	(1,090)	(134)

Adjusted net income (loss)	$(4,852)	$(13,002)	$8,184

Income (loss) per share:
As reported	$(0.58)	$(1.39)	$0.96
Adjusted	$(0.56)	$(1.51)	$0.95
Income (loss) per share assuming dilution:
As reported	$(0.58)	$(1.39)	$0.96
Adjusted	$(0.56)	$(1.51)	$0.95

Recent accounting pronouncements
      In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force discussed Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” EITF Topic D-108 clarifies that a residual valuation method is not appropriate to value acquired assets other than goodwill. The guidance is to be applied no later than the beginning of the first fiscal year that begins after December 15, 2004. The Company has accounted for its past business combinations in a manner that resulted in the allocation of such residual amounts to goodwill, and not to any identifiable intangible assets (such as FCC licenses). Accordingly, it was not appropriate to reclassify amounts out of goodwill into identifiable intangible assets, and the adoption of EITF Topic D-108 had no impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” which amended SFAS No. 123 and SFAS No. 95, “Statement of Cash Flows.” The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by the Company using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). See Stock-based compensation section above for pro forma disclosures regarding the effect on net income (loss) and income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123.
      SFAS No. 123 (Revised) provides for different transition methods for past award grants. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date. This means that the Company will recognize the associated compensation expense over

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the remaining requisite service period based on the fair values previously determined and disclosed as part of the Company’s pro-forma disclosure. Although the pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123 (Revised), the provisions of these two statements differ in several respects. The actual effects of adopting SFAS No. 123 (Revised) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method selected in adopting SFAS No. 123 (Revised).
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
NOTE 2
Discontinued Operations
      The Company’s real estate subsidiary sold its final two commercial office properties in October 2003. In December 2003, the Company then sold the property management operations conducted by the real estate subsidiary to a third party created by former employees of the Company’s real estate subsidiary.
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
      During the second quarter of 2003, two of the businesses operated by the Company’s Media Services subsidiary — Fisher Entertainment LLC (“Fisher Entertainment”) and Civia, Inc. (“Civia”) — ceased operations and those businesses were closed.
      The aforementioned real estate properties that were sold in October 2003, the sale of property management operations, the sale of the Company’s Georgia and Portland broadcasting stations, as well as the closure of Fisher Entertainment and Civia, meet the criteria of a “component of an entity” as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The operations and cash flow of those components were eliminated from the ongoing operations of the Company as a result of the disposals, and the Company does not have any significant involvement in the operations of those components after the disposal transactions. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of these components are reported as discontinued operations in the accompanying financial statements.
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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operational data for discontinued real estate properties is summarized as follows (in thousands):

Year Ended December 31	2003

Revenue	$5,120
Income (loss) from discontinued operations:
Discontinued operating activities	$(33)
Gain on sale	16,724

16,691
Income tax effect	(6,059)

10,632
Interest allocation, net of income taxes	(356)

Income from discontinued properties	$10,276

      The interest allocation in 2003 is based on $14,000,000 in net proceeds (after income taxes, closing costs, reimbursement from the buyer of certain other items, and retirement of mortgage obligations) that was required to pay down debt as a result of the October 2003 sale of real estate properties.
      Operational data for the property management operations sold is summarized as follows (in thousands):

Year Ended December 31	2003

Revenue	$502
Loss from discontinued operations:
Discontinued operating activities	$(513)
Loss on sale	(215)

(728)
Income tax effect	(103)

Loss from discontinued property management operations	$(831)

      Operational data for the Georgia television stations sold is summarized as follows (in thousands):

Year Ended December 31	2004		2003

Revenue	$		$7,805
Income (loss) from discontinued operations:
Discontinued operating activities		$(207)	$2,292
Gain on sale			12,460

		(207)	14,752
Income tax effect		75	(5,248)

		(132)	9,504
Interest allocation, net of income taxes			(1,315)

Income (loss) from discontinued Georgia television stations		$(132)	$8,189

      The interest allocation is based on $39,300,000 in net proceeds (including working capital at closing, net of closing costs) that was required to pay down debt as a result of the sale. The gain on sale is net of $23,514,000 in goodwill relating to the Georgia television stations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operational data for the Portland radio stations sold is summarized as follows (in thousands):

Year Ended December 31	2003

Revenue	$2,474
Income from discontinued operations:
Discontinued operating activities	$338
Gain on sale	12,616

12,954
Income tax effect	(4,702)

8,252
Interest allocation, net of income taxes	(1,162)

Income from discontinued Portland radio stations	$7,090

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
      Prior to closing the sale, the Company entered into an agreement with the purchaser whereby the Company was required to further investigate certain environmental conditions at a transmission tower site in Portland that was included in the sale transaction. As a result, $1,000,000 was withheld from the purchase price and is included within accounts receivable at December 31, 2004. The Company completed all requirements under the agreement, and in February 2005 the Company received the full amount withheld from the purchase price.
      Operational data for the media businesses closed is summarized as follows (in thousands):

Year Ended December 31	2003

Revenue	$1,557
Loss from discontinued operations:
Discontinued operating activities	$(2,426)
Income tax effect	734

Loss from discontinued media businesses	$(1,692)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3
     Receivables
      Receivables are summarized as follows (in thousands):

December 31	2005	2004

Trade accounts	$27,273	$25,606
Other	1,396	3,584

	28,669	29,190
Less-Allowance for doubtful accounts	503	651

Total receivables	$28,166	$28,539

      The Company makes estimates of the uncollectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances based on percentages of past-due balances based on historical collection experience.
NOTE 4
     Investments in Equity Investee
      Investments in entities over which the Company does not have control, but has significant influence, are accounted for using the equity method. The Company’s investments are reported in the Consolidated Balance Sheet as investment in equity investee and its share of income or losses is reported as equity in operations of equity investee in the Consolidated Statements of Operations.
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
      Investment in South West Oregon Television is summarized as follows (in thousands):

Balance, December 31, 2002	$2,922
Dividends	(125)
Equity in net income	27

Balance, December 31, 2003	2,824
Dividends	(138)
Equity in net income	139

Balance, December 31, 2004	2,825
Dividends	(112)
Equity in net income	46

Balance, December 31, 2005	$2,759

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5
     Goodwill and Intangible Assets
      The Company’s goodwill totals $38,354,000; intangible assets totaling $1,244,000 at December 31, 2005 and 2004, consist of amounts incurred to acquire certain radio broadcast licenses. The goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain radio frequency spectrum to air its radio stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
      The Company follows SFAS No. 142, which requires the Company to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that an impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. The required annual impairment test was performed in the fourth quarter of 2005 and 2004, resulting in no impairment.
      There were no changes to the carrying amount of goodwill in 2004 and 2005.
NOTE 6
     Property, Plant and Equipment
      Property, plant and equipment are summarized as follows (in thousands):

December 31	2005	2004

Building and improvements	$132,869	$130,384
Machinery and equipment	103,448	113,671
Land and improvements	8,233	8,470

	244,550	252,525
Less-Accumulated depreciation	100,238	102,232

Total	$144,312	$150,293

      Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2005, consists of Fisher Plaza and includes buildings, equipment and improvements of $133,426,000, and land and improvements of $4,354,000, less accumulated depreciation of $20,643,000. The Company receives rental income principally from the lease of office and retail space under leases and agreements which expire at various dates

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through 2019. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements which were in effect at December 31, 2005 are as follows (in thousands):

Year	Rentals

2006	$2,124
2007	2,024
2008	1,954
2009	1,326
2010	1,028
Thereafter	3,331

$11,787

      Interest capitalized relating to construction of property, plant and equipment amounted to approximately $2,006,000 in 2003. The Company did not capitalize any interest expense in 2005 or 2004.
NOTE 7

Notes Payable, Long Term Debt, and Derivative Instruments

Notes payable
      The Company previously had certain outstanding notes payable to directors, stockholders and others that were due on demand. These notes were paid in full during 2005. Such notes bore interest at rates equivalent to those available to the Company for short-term cash investments. At December 31, 2004, $53,000 was outstanding under such notes at an interest rate of 2.99%. The weighted average interest rate on borrowings outstanding during 2004 was 0.82%. Interest on such notes amounted to $506, $3,900 and $4,200 in 2005, 2004, and 2003, respectively.

Long-term debt and borrowing agreements
      On September 20, 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”). The Company filed a registration statement in December 2004 with the Securities and Exchange Commission with respect to an offer to exchange the notes for freely tradable notes registered under the Securities Act. The offer to exchange became effective on February 2, 2005. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.
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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      These covenants are subject to a number of important qualifications and exceptions as described in the indenture. As of December 31, 2005, the Company was in compliance with these covenants.
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
      On September 20, 2004 the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at December 31, 2005, and no amounts were outstanding under the Revolver at December 31, 2005.
      Total transaction costs of $5,978,000 were capitalized, of which $5,457,000 related to the senior notes, and $521,000 related to the Revolver. The capitalized balances are amortized to interest expense on a straight line basis over 10 years for the Senior notes and over 6 years for the Revolver.
      During 2003, the real estate subsidiary paid $37,979,000 on mortgage loans from proceeds from sales of real estate and has had no mortgage loans outstanding since that time. As a result of loan repayments in 2003 resulting from the Company’s sale of certain properties and broadcast operations, the Company wrote off

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred loan costs amounting to $2,204,000, which is reported as loss from extinguishment of long-term debt in the accompanying financial statements.

Derivative Instruments
      In connection with a previous broadcast borrowing facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the broadcast borrowing facility. The swap expired in the first quarter of 2004, resulting in a gain of $907,000 which included in the total net loss on derivative instruments in the accompanying Consolidated Statement of Operations. In 2003, a gain of $3,388,000 was included in net gain (loss) on derivative instruments relating to the interest rate swap agreement.
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
      On November 4, 2004, the Company terminated all remaining tranches of the Forward Transaction. In connection with the termination, the Company paid a termination fee of $16,070,000. As a result of the termination, all shares of Safeco Corporation common stock owned by the Company became unencumbered. The termination was accounted for as an adjustment to net loss on derivative instruments.

Debt Maturities
      Future maturities of long term debt are as follows (in thousands):

2006	$
2007
2008
2009
2010
Thereafter		150,000

		$150,000

      Cash paid for interest (net of amounts capitalized) during 2005, 2004, and 2003 was $12,804,000, $4,200,000 and $11,885,000, respectively. The Company’s September 2004 retirement of prior debt included payments to retire obligations under the Forward Transaction, a portion of which had been recognized as interest expense since the inception of this financing arrangement. Of the total 2004 payments to retire the obligations, $11,638,000 represented cumulative interest recognized on the Forward Transaction.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2005 the Company had commitments under license agreements amounting to $51,516,000 for future rights to broadcast television and radio programs through 2011 and $6,933,000 in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games. As these programs will not be available for broadcast until after December 31, 2005, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $5,787,000 through 2007.
      Television and radio broadcast rights acquired under contractual arrangements were $17,069,000 and $19,968,000 in 2005 and 2004, respectively. The Company periodically performs impairment tests of its capitalized broadcast rights and as a result recorded a charge of $84,000 and $105,000 in 2005 and 2004, respectively, to write the asset balance down to its estimated net realizable value.
NOTE 9

Stockholders’ Equity
      The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2005 options and rights for 211,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2005 options for 244,000 shares had been issued, net of forfeitures.
      Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. During 2005, 2004 and 2003, the vesting on certain previously granted options was accelerated as part of separation agreements with certain management personnel; as a result, the Company recognized non-cash compensation expense of $340,000, $41,000 and $90,000, respectively.
      Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $29,000, $2,000 and $9,000 related to the rights was recorded during 2005, 2004, and 2003, respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock options and restricted stock rights is as follows:

			Restricted
	Stock Options		Stock Rights

		Weighted
	Number of	Average Exercise	Number of
	Shares	Price Per Share	Shares

Balance, December 31, 2002	422,798	$53.88	1,504
Options granted	77,300	46.88
Options exercised	(13,300)	36.86
Stock rights vested			(976)
Options and stock rights forfeited	(30,535)	57.71	(68)

Balance, December 31, 2003	456,263	52.93	460
Options granted	77,800	51.50
Options exercised	(10,100)	42.35
Stock rights vested			(400)
Options forfeited	(36,473)	60.94

Balance, December 31, 2004	487,490	52.32	60
Options and stock rights granted	69,600	50.33	4,000
Options exercised	(86,200)	40.11
Stock rights vested			(60)
Options forfeited	(195,460)	56.21

Balance, December 31, 2005	275,430	$52.88	4,000

      The following table summarizes stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Number	Life(Yrs.)	Price	Number	Price

$36.86-$47.75	86,600	7.0	$42.82	48,850	$42.28
$47.76-$57.50	89,170	6.7	$53.06	40,770	$54.88
$57.51-$65.50	99,660	4.0	$61.46	95,710	$61.52

	275,430	5.8	$52.88	185,330	$54.99

      The Company accounts for common stock options and restricted common stock rights issued to employees pursuant to the Plans in accordance with APB 25 and related interpretations. SFAS 123 requires companies that elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. Beginning in the first quarter of 2006, the Company plans to adopt SFAS 123R, which requires recognition of non-cash expense for stock options.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

Year Ended December 31	2005	2004	2003

Assumptions:
Weighted average risk-free interest rate	4.1%	3.7%	4.4%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	30.8%	27.5%	38.0%
Expected life of options	6 years	7 years	5 years
Weighted average fair value at date of grant	$19.27	$19.63	$18.87
NOTE 10
     Income Taxes
      Income taxes have been provided as follows (in thousands):

Year Ended December 31	2005	2004	2003

Current tax expense (benefit)
Continuing operations	$29	$(3,228)	$(5,734)
Discontinued operations		(75)	11,959

	29	(3,303)	6,225

Deferred tax expense (benefit)
Continuing operations	(8,991)	(4,578)	(7,295)
Discontinued operations			1,825

	(8,991)	(4,578)	(5,470)

Total	$(8,962)	$(7,881)	$755

Income taxes are allocated as follows:
Continuing operations	$(8,962)	$(7,806)	$(13,029)
Discontinued operations		(75)	13,784

	$(8,962)	$(7,881)	$755

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2005	2004	2003

Normal benefit computed at 35% of pretax income	$(4,912)	$(6,869)	$(9,742)
Dividends received deduction	(690)	(565)	(960)
State taxes, net of federal tax benefit	(119)	(8)	(1,682)
Change in state tax valuation allowance	119	8	(391)
Pension death and disability benefits, and increases in pension values	(291)	(438)	(362)
Non-deductible expenses	252	283	249
Worthless stock deduction of liquidated subsidiary	(3,437)
Impact of rate differences in income taxes allocated to discontinued operations			(419)
Other	116	(217)	278

	$(8,962)	$(7,806)	$(13,029)

      Deferred tax liabilities are summarized as follows (in thousands):

December 31	2005	2004

Assets
Accrued employee benefits	$8,154	$8,095
Allowance for doubtful accounts	187	241
Goodwill	9,053	12,081
Net operating loss carryforwards	10,271	651
Contract termination charge	1,607
Other	518

	29,790	21,068

Liabilities
Accumulated other comprehensive income	(47,416)	(43,000)
Property, plant and equipment	(11,306)	(11,745)
Prepaid insurance	(454)	(540)
Other		(74)

	(59,176)	(55,359)

Valuation allowance	(1,330)	(1,211)
Net	$(30,716)	$(35,502)

Current	665	631
Noncurrent	(31,381)	(36,133)

	$(30,716)	$(35,502)

      Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $1,330,000 and $1,211,000 at December 31, 2005 and 2004, respectively. As of

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, the Company had estimated net operating losses totaling $10,271,000, as tax-effected, which expire through 2025.
      In addition, the 2005 income tax benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005.
      Net cash received from income tax refunds during 2005 was $2.3 million, and net cash paid for income taxes during 2004 was $3.6 million.
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
      The net periodic pension cost for the Company’s terminated qualified defined benefit pension plans is as follows (in thousands):

Year Ended December 31	2003

Service cost	$44
Settlement	607

Net periodic pension cost	$651

      The Company has a noncontributory supplemental retirement program for key management. No new participants have been admitted to this program since 2001. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the participants’ remaining years of service at the Company.
      In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. As a result, the Company recorded a charge of $451,000 in the second quarter of 2005 as a curtailment loss associated with an unrecognized transition obligation that was required to be recognized at the effective date of the program amendment. The Company will continue to recognize periodic pension cost related to the program, but the amount is expected to be lower as a result of the curtailment. The curtailment loss was calculated based on a current discount rate of 5.02% and no future compensation increases. The program amendment in June 2005 resulted in a decrease of our projected benefit obligation of $597,000. Pursuant to the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88), this gain was netted against unrecognized actuarial losses resulting in no impact in our Consolidated Statement of Operations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

Year Ended December 31	2005	2004

Projected benefit obligation, beginning of year	$20,012	$19,654
Service cost	80	291
Interest cost	1,028	1,096
Assumption changes	696	1,124
Termination benefits		471
Actuarial gains	(469)	(1,493)
Curtailment gain	(597)
Benefit payments	(1,191)	(1,131)

Projected benefit obligation, end of year	$19,559	$20,012

December 31	2005	2004

Unfunded status	$19,559	$20,012
Unrecognized transition obligation		(503)
Unrecognized net loss	(3,341)	(4,024)

Net amount recognized	$16,218	$15,485

      Amounts recognized in Consolidated Balance Sheets consist of (in thousands):

December 31	2005	2004

Accrued pension liability	$19,559	$18,882
Accumulated other comprehensive loss	(3,341)	(3,397)

Net amount recognized	$16,218	$15,485

      Assumptions used to determine pension obligations are as follows:

	2005	2004

Discount rate	5.48	5.74%
Rate of compensation increase	N/A	3.00%
      In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term US corporate bonds on the measurement date, and is intended to reflect prevailing market conditions. At December 31, 2005, the Company has estimated its discount rate based on the Moody’s Aa long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

Year Ended December 31	2005	2004	2003

Service cost	$80	$291	$539
Interest cost	1,028	1,096	1,243
Amortization of transition obligation	52	104	89
Recognition of remaining transition obligation, curtailment loss	451
Amortization of loss	267	213	290

Net periodic pension cost	1,878	1,704	2,161
Cost of termination benefits		471

Total cost, including termination benefits	$1,878	$2,175	$2,161

      Assumptions used to determine net periodic pension costs are as follows:

	2005	2004

Discount Rate	5.02% - 5.74%	6.25%
Rate of Compensation increase	0.00% - 3.00%	3.00%
      The accumulated benefit obligation of the Company’s supplemental retirement program was $19,559,000 and $18,882,000 as of December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets. Accordingly, as of December 31, 2005 an additional minimum liability was recorded with an increase in accrued retirement benefits and other comprehensive loss of $3,341,000. As of December 31, 2004 an additional minimum liability was recorded with an increase in accrued retirement benefits of and other comprehensive loss of $3,397,000. During 2005, the minimum liability decreased $56,000. The Company estimates that benefits expected to be paid to participants in the years 2006 through 2010 will average $1,100,000 to $1,125,000 annually, and $6,390,000 in total for the five fiscal years thereafter.
      During the second quarter of 2004, the Company entered into an early retirement agreement with its former Chief Financial Officer. The early retirement agreement provided for early payment of his pension benefits under the Company’s supplemental retirement plan in monthly installments beginning on August 1, 2004. The Company accounted for the early employment termination of this officer following the provisions of SFAS 88, which resulted in the recognition of a liability and a loss of $471,000 in the second quarter of 2004. This expense is in addition to the net periodic pension cost for 2004.
      The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. The Company did not make a contribution during 2005 or 2004. Employer contributions to the plans were $1,108,000 in 2003.
      Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was $266,000 and $286,000 as of December 31, 2005 and 2004, respectively. The Company has not accepted new participants into this benefit program since 2001.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Operating results and other financial data for each segment are as follows (in thousands):
Revenue

Year Ended December 31	2005	2004	2003

Television	$93,083	$101,190	$88,676
Radio	48,334	48,253	44,221
Fisher Plaza	8,061	4,555	5,494
Corporate and eliminations	(159)	(132)	(4)

Continuing operations	149,319	153,866	138,387
Discontinued operations			17,458

	$149,319	$153,866	$155,845

Depreciation and amortization

Year Ended December 31	2005	2004	2003

Television	$7,940	$10,588	$11,700
Radio	1,356	1,460	1,535
Fisher Plaza	3,544	3,762	2,588
Corporate and eliminations	245	207	357

Continuing operations	13,085	16,017	16,180
Discontinued operations			2,621

	$13,085	$16,017	$18,801

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

Year Ended December 31	2005	2004	2003

Television	$5,032	$17,698	$4,755
Radio	1,452	2,106	(996)
Fisher Plaza	627	(2,851)	(107)
Corporate and eliminations	(7,419)	(24,804)	(18,404)

Total segment loss from continuing operations before interest and income taxes	(308)	(7,851)	(14,752)
Discontinued operations		(207)	41,243

	$(308)	$(8,058)	$26,491

      The following table reconciles total segment loss from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

Year Ended December 31	2005	2004	2003

Total segment loss from continuing operations before interest and income taxes	$(308)	$(7,851)	$(14,752)
Interest expense	(13,726)	(11,776)	(13,081)

Consolidated loss from continuing operations before income taxes	$(14,034)	$(19,627)	$(27,833)

      The following tables provide further segment data, as indicated (in thousands):
Total assets

December 31	2005	2004

Television	$92,543	$93,799
Radio	41,487	44,048
Fisher Plaza	118,611	122,579
Corporate and eliminations	187,752	175,446

	$440,393	$435,872

Goodwill

December 31	2005	2004

Television	$21,453	$21,453
Radio	16,901	16,901

	$38,354	$38,354

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capital expenditures

Year Ended December 31	2005	2004	2003

Television	$4,260	$3,069	$1,859
Radio	595	440	593
Fisher Plaza	2,361	3,093	9,263
Corporate and eliminations	307	189	29

Continuing operations	7,523	6,791	11,744
Discontinued operations			669

	$7,523	$6,791	$12,413

      Intersegment sales amounted to $173,000, $220,000 and $597,000 in 2005, 2004 and 2003, respectively, related primarily to telecommunications fees charged from Fisher Plaza. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.
      No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.
NOTE 13

Commitments and Contingencies
      The Company leases office space and equipment under non-cancelable leases. Rental expense was $1,211,000, $1,683,000 and $1,654,000 in 2005, 2004, and 2003, respectively. Minimum future payments as of December 31, 2005 are as follows (in thousands):

Lease
Year	Commitments

2006	$1,007
2007	956
2008	690
2009	488
2010	412
Thereafter	2,425

$5,978

      In December 2005 the Company announced that it had signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of the $20 million revolving line of credit. As of December 31, 2005, a deposit of $1.0 million was held in escrow on this transaction and is included in prepaid expenses in the Consolidated Balance Sheet. If the Company successfully closes this transaction, the Company would have the ability to operate duopolies in three of the markets in which it has existing television stations, with the corresponding potential to share fixed infrastructure expenditures over multiple stations.
      The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14

Interim Financial Information (Unaudited)
      Quarterly financial information is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter		Annual

Revenue
2005	$30,957		$40,122		$38,804		$39,436	$149,319
2004	$30,892		$40,374		$40,251		$42,349	$153,866
Income (loss) from continuing operations
2005	$(5,068)		$(1,090)		$(790)		$1,876	$(5,072)
2004	$(9,713)		$(1,444)		$(5,212)		$4,548	$(11,821)
Income (loss) from discontinued operations
2005	$—	$		$		$		$—
2004	$(132)	$		$		$		$(132)
Net income (loss)
2005	$(5,068)		$(1,090)		$(790)		$1,876	$(5,072)
2004	$(9,845)		$(1,444)		$(5,212)		$4,548	$(11,953)
Income (loss) per share — basic:
From continuing operations
2005	$(0.59)		$(0.13)		$(0.09)		$0.22	$(0.58)
2004	$(1.13)		$(0.17)		$(0.60)		$0.53	$(1.37)
From discontinued operations
2005	$—	$		$		$		$—
2004	$(0.01)	$		$		$		$(0.02)
Net income (loss)
2005	$(0.59)		$(0.13)		$(0.09)		$0.22	$(0.58)
2004	$(1.14)		$(0.17)		$(0.60)		$0.53	$(1.39)
Income (loss) per share, assuming dilution:
From continuing operations
2005	$(0.59)		$(0.13)		$(0.09)		$0.22	$(0.58)
2004	$(1.13)		$(0.17)		$(0.60)		$0.53	$(1.37)
From discontinued operations
2005	$—	$		$		$		$—
2004	$(0.01)	$		$		$		$(0.02)
Net income (loss)
2005	$(0.59)		$(0.13)		$(0.09)		$0.22	$(0.58)
2004	$(1.14)		$(0.17)		$(0.60)		$0.53	$(1.39)
      Income from continuing operations for the fourth quarter of 2005 is net of a $4.3 million pre-tax non-cash charge resulting from the change in national advertising representation firm and includes a $3.4 million tax benefit for worthless stock upon dissolution of an inactive subsidiary.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Presented below are condensed consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated balance sheets as of December 2005 and 2004. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the year ended December 31, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

	(In thousands)
Revenue	$	$149,492	$(173)	$149,319
Costs and expenses
Cost of services sold		72,239	1,559	73,798
Selling expenses		32,344		32,344
General and administrative expenses	10,018	25,788	(1,732)	34,074
Depreciation and amortization	243	12,842		13,085

	10,261	143,213	(173)	153,301

Income (loss) from operations	(10,261)	6,279		(3,982)
Other income, net	2,936	738		3,674
Equity in income of subsidiaries	4,543		(4,543)	—
Interest expense, net	(13,703)	(23)		(13,726)

Income (loss) from continuing operations before income taxes	(16,485)	6,994	(4,543)	(14,034)
Provision (benefit) for federal and state income taxes	(11,413)	2,451		(8,962)

Net income (loss)	$(5,072)	$4,543	$(4,543)	$(5,072)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the Year Ended December 31, 2004

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

	(In thousands)
Revenue	$	$154,086	$(220)	$153,866
Costs and expenses
Cost of services sold		67,651	1,472	69,123
Selling expenses		27,626		27,626
General and administrative expenses	10,057	26,317	(1,692)	34,682
Depreciation and amortization	204	15,813		16,017

	10,261	137,407	(220)	147,448

Income (loss) from operations	(10,261)	16,679		6,418
Net gain (loss) on derivative instruments	(13,563)	907		(12,656)
Loss from extinguishment of long-term debt	(3,170)	(1,864)		(5,034)
Other income, net	2,326	1,095		3,421
Equity in income of subsidiaries	8,104		(8,104)	—
Interest expense, net	(7,476)	(4,300)		(11,776)

Income (loss) from continuing operations before income taxes	(24,040)	12,517	(8,104)	(19,627)
Provision (benefit) for federal and state income taxes	(12,087)	4,281		(7,806)

Income (loss) from continuing operations	(11,953)	8,236	(8,104)	(11,821)
Loss from discontinued operations net of income taxes		(132)		(132)

Net income (loss)	$(11,953)	$8,104	$(8,104)	$(11,953)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the Year Ended December 31, 2003

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

		(In thousands)
Revenue	$	$138,978	$(591)	$138,387
Costs and expenses
Cost of services sold		68,569	614	69,183
Selling expenses		25,259		25,259
General and administrative expenses	13,469	27,565	(1,205)	39,829
Depreciation and amortization	354	15,826		16,180

	13,823	137,219	(591)	150,451

Income (loss) from operations	(13,823)	1,759		(12,064)
Net gain (loss) on derivative instruments	(10,299)	3,388		(6,911)
Loss from extinguishment of long-term debt		(2,204)		(2,204)
Other income, net	5,972	455		6,427
Equity in income of subsidiaries	21,104		(21,104)	—
Interest expense, net	(5,210)	(7,871)		(13,081)

Loss from continuing operations before income taxes	(2,256)	(4,473)	(21,104)	(27,833)
Benefit for federal and state income taxes	(10,484)	(2,545)		(13,029)

Income (loss) from continuing operations	8,228	(1,928)	(21,104)	(14,804)
Income (loss) from discontinued operations net of income taxes		23,032		23,032

Net income (loss)	$8,228	$21,104	$(21,104)	$8,228

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2005

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,660	$15,962	$		$19,622
Receivables, net	105	28,061			28,166
Due from affiliate	6,184			(6,184)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	7	658			665
Prepaid expenses	414	3,881			4,295
Television and radio broadcast rights		6,519			6,519

Total current assets	11,908	55,081		(6,736)	60,253
Marketable securities, at market value	169,634	419			170,053
Investment in consolidated subsidiaries	225,057			(225,057)
Cash value of life insurance and retirement deposits	5,115	10,188			15,303
Television and radio broadcast rights		2,075			2,075
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investment in equity investee		2,759			2,759
Prepaid financing fees and other assets	5,169	871			6,040
Property, plant and equipment, net	904	143,408			144,312

Total Assets	$417,787	$254,399		$(231,793)	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$693	$2,790	$		$3,483
Due to affiliate		6,184		(6,184)	—
Accrued payroll and related benefits	1,113	6,242			7,355
Interest payable	3,809				3,809
Television and radio broadcast rights payable		5,524			5,524
Income taxes payable		552		(552)	—
Other current liabilities	2,058	2,462			4,520

Total current liabilities	7,673	23,754		(6,736)	24,691
Long-term debt	150,000				150,000
Accrued retirement benefits	19,560	84			19,644
Deferred income taxes	30,868	513			31,381
Other liabilities	65	4,991			5,056
Stockholders’ Equity
Common stock	10,881	1,131		(1,131)	10,881
Capital in excess of par	8,590	164,234		(164,234)	8,590
Deferred compensation	(159)				(159)
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	109,600				109,600
Minimum pension liability	(2,172)				(2,172)
Retained earnings	82,881	59,692		(59,692)	82,881

Total Stockholders’ Equity	209,621	225,057		(225,057)	209,621

Total Liabilities and Stockholders’ Equity	$417,787	$254,399		$(231,793)	$440,393

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2004

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,007	$15,018	$		$16,025
Receivables, net	6	28,533			28,539
Due from affiliate	10,379			(10,379)	—
Income taxes receivable	5,234			(1,879)	3,355
Deferred income taxes	92	539			631
Prepaid expenses	222	3,431			3,653
Television and radio broadcast rights		8,398			8,398

Total current assets	16,940	55,919		(12,258)	60,601
Marketable securities, at market value	156,925	177			157,102
Investment in consolidated subsidiaries	218,380			(218,380)
Cash value of life insurance and retirement deposits	5,454	9,517			14,971
Television and radio broadcast rights		3,086			3,086
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investment in equity investee		2,825			2,825
Deferred income taxes		6,125		(6,125)
Prepaid financing fees and other assets	5,995	1,401			7,396
Property, plant and equipment, net	838	149,455			150,293

Total Assets	$404,532	$268,103		$(236,763)	$435,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$44	$9	$		$53
Trade accounts payable	633	3,122			3,755
Due to affiliate		10,379		(10,379)	—
Accrued payroll and related benefits	1,068	6,263			7,331
Interest payable	3,630				3,630
Television and radio broadcast rights payable		7,419			7,419
Income taxes payable		1,879		(1,879)	—
Other current liabilities	2,964	2,268			5,232

Total current liabilities	8,339	31,339		(12,258)	27,420
Long-term debt	150,000				150,000
Accrued retirement benefits	1,482	17,485			18,967
Deferred income taxes	42,258			(6,125)	36,133
Other liabilities		899			899
Stockholders’ Equity Common stock	10,773	1,131		(1,131)	10,773
Capital in excess of par	4,535	164,234		(164,234)	4,535
Deferred compensation
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	101,400	75		(75)	101,400
Minimum pension liability	(2,208)	(2,208)		2,208	(2,208)
Retained earnings	87,953	55,148		(55,148)	87,953

Total Stockholders’ Equity	202,453	218,380		(218,380)	202,453

Total Liabilities and Stockholders’ Equity	$404,532	$268,103		$(236,763)	$435,872

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

	(In thousands)
Net cash (used in) provided by operating activities	$(417)	$5,990	$	$5,573
Cash flows from investing activities
Proceeds from collection of notes receivable		1,585		1,585
Proceeds from sale of marketable securities	73	174		247
Proceeds from sale of property, plant and equipment		418		418
Purchase of property, plant and equipment	(309)	(7,214)		(7,523)

Net cash used in investing activities	(236)	(5,037)		(5,273)

Cash flows from financing activities
Net payments under notes payable	(44)	(9)		(53)
Payment of deferred loan costs	(87)			(87)
Proceeds from exercise of stock options	3,437			3,437

Net cash provided by (used in) financing activities	3,306	(9)		3,297

Net increase in cash and cash equivalents	2,653	944		3,597
Cash and cash equivalents, beginning of period	1,007	15,018		16,025

Cash and cash equivalents, end of period	$3,660	$15,962	$	$19,622

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2004

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

	(In thousands)
Net cash (used in) provided by operating activities	$12,591	$13,999		$(7,500)	$19,090
Cash flows from investing activities
Proceeds from collection of notes receivable		428			428
Proceeds from sale of property, plant and equipment		112			112
Purchase of radio station license		(204)			(204)
Purchase of property, plant and equipment	(784)	(6,007)			(6,791)

Net cash used in investing activities	(784)	(5,671)			(6,455)

Cash flows from financing activities
Net payments under notes payable	(662)				(662)
Borrowings under borrowing agreements	158,000	3,000			161,000
Payments on borrowing agreements	(142,709)				(142,709)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(21,589)				(21,589)
Payment of deferred loan costs	(5,907)	(167)			(6,074)
Dividends Paid		(7,500)		7,500	—
Proceeds from exercise of stock options	428				428

Net cash provided by (used in) financing activities	(12,439)	(4,667)		7,500	(9,606)

Net increase in cash and cash equivalents	(632)	3,661			3,029
Cash and cash equivalents, beginning of period	1,639	11,357			12,996

Cash and cash equivalents, end of period	$1,007	$15,018	$		$16,025

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2003

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries

	(In thousands)
Net cash (used in) provided by operating activities	$(750)	$7,034	$	$6,284
Cash flows from investing activities
Proceeds from collection of notes receivable		3,235		3,235
Proceeds from sale of marketable securities	5,169			5,169
Proceeds from sale of Georgia television		40,725		40,725
Proceeds from sale of Portland radio stations		42,033		42,033
Proceeds from sale of real estate and property, plant and equipment		61,050		61,050
Release of restricted cash		12,778		12,778
Purchase of radio station license		(468)		(468)
Purchase of property, plant and equipment	(27)	(12,386)		(12,413)

Net cash provided by investing activities	5,142	146,967		152,109

Cash flows from financing activities
Net payments under notes payable	(122)			(122)
Payments on borrowing agreements and mortgage loans	(18,669)	(149,998)		(168,667)
Payment of deferred loan costs		(613)		(613)
Proceeds from exercise of stock options	490			490

Net cash used in financing activities	(18,301)	(150,611)		(168,912)

Net (decrease) increase in cash and cash equivalents	(13,909)	3,390		(10,519)
Cash and cash equivalents, beginning of period	15,548	7,967		23,515

Cash and cash equivalents, end of period	$1,639	$11,357	$	$12,996

Schedule II
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

Year Ended December 31	2005	2004	2003

	(In thousands)
Allowance for doubtful accounts
Balance at beginning of year	$651	$930	$1,274
Additions charged to expense	492	318	728
Balances written off, net of recoveries	(640)	(597)	(1,072)

Balance at end of year	$503	$651	$930

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

Fisher Communications, Inc.

(Registrant)

By:	/s/ Colleen B. Brown

Colleen B. Brown
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

Principal Executive Officer:

/s/ Colleen B. Brown Colleen B. Brown	President and Chief Executive Officer	March 14, 2006
Chief Financial and Accounting Officer:

/s/ Robert C. Bateman Robert C. Bateman	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 14, 2006
A Majority of the Board of Directors:

/s/ Deborah L. Bevier Deborah L. Bevier	Director	March 14, 2006

/s/ James W. Cannon James W. Cannon	Director	March 14, 2006

/s/ Phelps K. Fisher Phelps K. Fisher	Director	March 14, 2006

Carol H. Fratt	Director

/s/ Donald G. Graham, Jr. Donald G. Graham, Jr.	Director	March 14, 2006

/s/ Donald G. Graham, III Donald G. Graham, III	Director	March 14, 2006

/s/ Richard L. Hawley Richard L. Hawley	Director	March 14, 2006

Signatures	Title	Date

/s/ Jerry A. St. Dennis Jerry A. St. Dennis	Director	March 14, 2006

/s/ George F. Warren, Jr. George F. Warren, Jr.	Director	March 14, 2006

/s/ William W. Warren, Jr. William W. Warren, Jr.	Director	March 14, 2006

EXHIBIT INDEX

Exhibit No.		Description

2.1		Asset Purchase Agreement between Fisher Radio Regional Group, Inc. and Equity Broadcasting Corporation, dated December 7, 2005.
3	.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).

3	.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).

3	.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).

3	.4*	Bylaws amended as of July 28, 2005 (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 2, 2005 (File No. 000-22439)).

4	.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated September 20, 2004).

4	.2*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Current Report on Form 8-K dated September 20, 2004).

4	.3*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 20, 2004).

10	.1+	Amended and Restated Fisher Communications, Inc. Supplemental Pension Plan, dated December 31, 2005.

10	.2*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10	.3*+	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10	.4*+	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10	.5*+	Retirement Agreement with David Hillard, dated April 16, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10	.6*+	Compensation Committee Letter to David D. Hillard dated May 3, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10	.7*+	Employment Separation Agreement with William W. Krippaehne, Jr., dated March 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2005).

10	.8*	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439).

10	.9*	Termination Agreement, dated October 21, 2004, between Merrill Lynch International and Fisher Communications, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2004 (File No. 000-22439).

10	.10*+	Form of Non-Qualified Stock Option Contract (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).

10	.11*+	Form of Restricted Stock Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).

10	.12*†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. (“ABC”) and Fisher Broadcasting Company, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2005 (File No. 000-22439)).

Exhibit No.		Description

10	.13†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting — Oregon TV LLC.

10	.14†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting — Washington TV LLC.

10	.15†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting — Idaho TV LLC.

10	.16†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting — S.E. Idaho TV LLC.

10	.17*+	Employment Separation Agreement with Laura Boyd, dated December 2, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2006 (File No. 000-22439)).

10	.18*+	Employment Separation Agreement with Sharon J. Johnston, dated December 20, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2006 (File No. 000-22439)).

10	.19*+	Change in Control Severance Agreement with Colleen B. Brown, dated October 10, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).

10	.20*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).

10	.21*+	Employment Separation Agreement with Benjamin W. Tucker, dated October 3, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).

10	.22*+	Employment Separation Agreement with Kirk G. Anderson, dated July 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2005 (File No. 000-22439)).

10	.23*+	Letter Agreement with Robert C. Bateman, date June 16, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2005 (File No. 000-22439)).

10	.24*	Restricted Stock Rights Grant Agreement with Robert C. Bateman, dated June 14, 2005 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2005 (File No. 000-22439)).

21.1		Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
  + Management contract or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.