Form 10-Q
period 2006-03-31
FISHER COMMUNICATIONS INC
filed 2006-05-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Common Stock, $1.25 par value, outstanding as of May 1, 2006: 8,709,841

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations:
Three months ended March 31, 2006 and 2005

2.	Condensed Consolidated Balance Sheets:
March 31, 2006 and December 31, 2005

3.	Condensed Consolidated Statements of Cash Flows:
Three months ended March 31, 2006 and 2005

4.	Condensed Consolidated Statements of Comprehensive Income:
Three months ended March 31, 2006 and 2005

5.	Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1 — FINANCIAL STATEMENTS
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31
	2006	2005
(in thousands, except per-share amounts)
(Unaudited)
Revenue	$33,828	$30,957

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $2,133 and $3,486, respectively)	15,740	16,623
Selling expenses	6,638	5,878
General and administrative expenses	8,623	9,875
Depreciation and amortization	2,582	4,129

	33,583	36,505

Income (loss) from operations	245	(5,548)
Other income, net	898	850
Interest expense	(3,454)	(3,371)

Loss before income taxes	(2,311)	(8,069)
Benefit for federal and state income taxes	(610)	(3,001)

Net loss	$(1,701)	$(5,068)

Basic and diluted net loss per share	$(0.20)	$(0.59)

Shares used in computation of basic and diluted net loss per share	8,706	8,625
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2006	2005
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,457	$19,622
Receivables, net	24,440	28,166
Income taxes receivable	986	986
Deferred income taxes	923	665
Prepaid expenses	5,347	4,295
Television and radio broadcast rights	5,587	6,519

Total current assets	52,740	60,253
Marketable securities, at market value	151,201	170,053
Cash value of life insurance and retirement deposits	15,563	15,303
Television and radio broadcast rights	2,046	2,075
Goodwill, net	38,354	38,354
Intangible assets	1,244	1,244
Investment in equity investee	2,748	2,759
Prepaid financing fees and other assets	6,070	6,040
Property, plant and equipment, net	143,667	144,312

Total Assets	$413,633	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$2,645	$3,483
Accrued payroll and related benefits	6,826	7,355
Interest payable	539	3,809
Television and radio broadcast rights payable	3,372	5,524
Other current liabilities	5,270	4,520

Total current liabilities	18,652	24,691
Long-term debt	150,000	150,000
Accrued retirement benefits	19,682	19,644
Deferred income taxes	24,419	31,381
Other liabilities	4,883	5,056

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,709,841 as of March 31, 2006 and 8,705,041 as of December 31, 2005	10,887	10,881
Capital in excess of par	8,756	8,590
Deferred compensation		(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	97,346	109,600
Minimum pension liability	(2,172)	(2,172)
Retained earnings	81,180	82,881

Total Stockholders’ Equity	195,997	209,621

Total Liabilities and Stockholders’ Equity	$413,633	$440,393

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Threee months ended
	March 31
	2006	2005
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(1,701)	$(5,068)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,582	4,129
Deferred income taxes	(621)	(2,855)
Equity in operations of equity investees	11	3
Amortization of deferred loan costs	158	164
Amortization of television and radio broadcast rights	2,271	2,956
Payments for television and radio broadcast rights	(3,463)	(4,096)
Other	164	512
Change in operating assets and liabilities
Receivables	3,726	3,908
Prepaid expenses	(1,052)	(1,037)
Cash value of life insurance and retirement deposits	(260)	490
Other assets	(188)	(58)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(3,887)	(4,358)
Income taxes receivable and payable		(306)
Accrued retirement benefits	38	204
Other liabilities	(170)	126

Net cash used in operating activities	(2,392)	(5,286)

Cash flows from investing activities
Proceeds from collection of notes receivable		1,000
Purchase of property, plant and equipment	(1,960)	(2,238)

Net cash used in investing activities	(1,960)	(1,238)

Cash flows from financing activities
Payments under notes payable		(9)
Payment of deferred loan costs		(85)
Proceeds from exercise of stock options	177	2,420
Excess tax benefit from exercise of stock options	10

Net cash provided by financing activities	187	2,326

Net decrease in cash and cash equivalents	(4,165)	(4,198)
Cash and cash equivalents, beginning of period	19,622	16,025

Cash and cash equivalents, end of period	$15,457	$11,827

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
	March 31
	2006	2005
(in thousands)
(Unaudited)
Net loss	$(1,701)	$(5,068)

Other comprehensive loss:
Unrealized loss on marketable securities	(18,852)	(10,596)
Effect of income taxes	6,598	3,708

Other comprehensive loss	(12,254)	(6,888)

Comprehensive loss	$(13,955)	$(11,956)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of the consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additional significant accounting policies for 2006 are disclosed below.
     Stock-based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation for all stock-based awards made to employees, including stock options and restricted stock rights, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in 2006.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the first quarter of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.
The compensation cost for awards granted prior to December 31, 2005 is based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, while awards granted after December 31, 2005 follow the provisions of SFAS 123(R). Compensation cost for awards granted prior to December 31, 2005 is recognized on a straight-line basis over the requisite service period for each separately remaining vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.
Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
3. Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of FASB Statements No. 133 and 140. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that this standard will impact its financial statements.
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
At March 31, 2006, the Company had commitments under license agreements amounting to $52.7 million for future rights to broadcast television and radio programs through 2011, and $6.2 million in related fees. As these programs will not be available for broadcast until after March 31, 2006, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (the “Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $5.1 million through 2007.
5. Retirement Benefits
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
In June 2005, the program was amended to freeze the accrual of all benefits to active participants provided under the program. As a result, the Company recorded a charge of $451,000 in the second quarter of 2005 as a curtailment loss associated with an unrecognized transition obligation that was required to be recognized at the effective date of the program amendment. The Company will continue to recognize periodic pension cost related to the program, but the amount is expected to be lower as a result of the curtailment as there is no future service cost component. The curtailment loss was calculated based on a current discount rate of 5.02% and no future compensation increases. The program amendment in June 2005 resulted in a decrease of the Company’s projected benefit obligation of $597,000. Pursuant to the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” this gain was netted against unrecognized actuarial losses resulting in no impact in the Company’s Consolidated Statement of Operations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended
	March 31
	2006	2005
Service cost	$—	$40
Interest cost	260	267
Amortization of loss	38	87

Net periodic pension cost	$298	$394

Assumptions used to determine net periodic pension costs are as follows:

	2006	2005
Discount Rate	5.48%	5.74%
Rate of Compensation increase	—	3.00%
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
The weighted average number of shares outstanding for the three months ended March 31, 2006 was 8,706,035. The dilutive effect of 10,400 restricted stock rights and options to purchase 267,825 shares are excluded for the three-month period ended March 31, 2006, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
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
7. Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. Previously, the Company applied APB 25 and related Interpretations, as permitted by SFAS 123.
The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon option exercise or rights vesting. As of March 31, 2006 options and rights for 191,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of March 31, 2006 options and rights for 268,000 shares had been issued, net of forfeitures.
Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. Non-cash compensation expense of $121,000 ($79,000 after-tax) related to the options was recorded during the first quarter of 2006. During the first quarter of 2005, the vesting on certain previously granted options was accelerated as part of a separation agreement with the Company’s former chief executive officer; as a result, the Company recognized non-cash compensation expense of $303,000 ($197,000 after-tax).
Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $22,000 ($14,000 after-tax) related to the rights was recorded during the first quarter of 2006. No compensation expense related to restricted stock rights was recorded during the first quarter of 2005.
     Determining Fair Value Under SFAS 123(R)
Valuation and Amortization Method. The Company estimates the fair value of stock option awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based primarily on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, expected exercises and post-vesting forfeitures. Stock options granted by the Company generally vest 20% per year over five years and have contractual terms of ten years.
Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses in the Black-Scholes option valuation model is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award.
Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Dividend Yield. The Company uses an expected dividend yield of zero in the Black-Scholes option valuation model, consistent with the Company’s recent experience.
Expected Forfeitures. The Company primarily uses historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three months ended March 31
	2006	2005
Assumptions:
Weighted average risk-free interest rate	4.8%	4.1%
Expected dividend yield	0%	0%
Expected volatility	33%	31%
Expected life of options	6 years	6 years

Weighted average fair value at date of grant	$17.57	$19.74
     Stock-based Compensation Under SFAS 123(R)
Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three months ended March 31, 2006 totalled $143,000, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations.
As of March 31, 2006, the Company had approximately $1.5 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of five years (or a weighted average period of 1.8 years). A greater percentage of the stock-based compensation expense is recognized in the first few years due to the prior method under APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.
The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

Condensed consolidated statement of operations:
Decrease in income from operations	$(121)
Increase in loss before income taxes	(121)
Increase in net loss	(79)
Increase in basic and diluted net loss per share	(0.01)

Condensed consolidated statement of cash flows:
Increase in net cash used in operating activities	(10)
Increase in net cash provided by financing activities	10

     Stock Award Activity
A summary of stock options and restricted stock rights is as follows:

	Stock Options				Restricted Stock Rights
		Weighted	Weighted
		Average	Average			Weighted
		Exercise	Remaining	Aggregate		Average
	Number	Price Per	Contractual	Intrinsic	Number	Grant-Date
	of Shares	Share	Life	Value	of Shares	Fair Value
Outstanding at December 31, 2005	275,430	$52.88			4,000	$46.89
Options and stock rights granted	39,100	42.70			6,400	42.70
Options exercised/stock rights vested	(4,800)	36.86
Options expired	(4,000)	37.25
Options and stock rights forfeited	(37,905)	53.23

Outstanding at March 31, 2006	267,825	$51.92	6.2 years	$262,000	10,400	$44.31

Exercisable at March 31, 2006	158,775	$55.74	4.4 years	$145,000

The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 62,100 options that had exercise prices that were lower than the $44.75 closing market price of the Company’s common stock at March 31, 2006.
The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $29,000 and $742,000, respectively, determined as of the date of exercise. No restricted stock rights vested during the three months ended March 31, 2006. During the three months ended March 31, 2005, 60 restricted stock rights vested, with a total fair value of $3,000.

     Pro Forma Information Under SFAS 123 and APB 25
Prior to fiscal 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

Three months
ended March 31,
2005
Net loss, as reported	$(5,068)

Add: stock-based compensation included in net loss, net of tax	197

Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(22)

Pro forma net loss	$(4,893)

Basic and diluted net loss per share:

As reported	$(0.59)

Pro forma	$(0.57)

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

Revenue for each reportable segment is as follows (in thousands):

	Three Months
	Ended March 31
	2006	2005
Television	$22,859	$20,826
Radio	8,838	8,265
Fisher Plaza	2,164	1,918
Corporate and eliminations	(33)	(52)

	$33,828	$30,957

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Three months
	ended March 31
	2006	2005
Television	$2,599	$(1,051)
Radio	(256)	(917)
Fisher Plaza	510	(76)
Corporate and eliminations	(1,710)	(2,654)

	$1,143	$(4,698)

The following table reconciles total segment income (loss) before interest and income taxes shown above to consolidated loss before income taxes (in thousands):

	Three months
	ended March 31
	2006	2005
Total segment income (loss) before interest and income taxes	$1,143	$(4,698)
Interest expense	(3,454)	(3,371)

	$(2,311)	$(8,069)

Identifiable assets for each reportable segment are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Total assets

Television	$84,365	$92,543
Radio	42,285	41,487
Fisher Plaza	117,757	118,611
Corporate and eliminations	169,226	187,752

	$413,633	$440,393

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
9. Commitments
In December 2005, the Company announced that it signed an agreement to purchase a full-power television station and a low-power television station in the Portland, Oregon DMA (“Portland Stations”), as well as low-power television stations and construction permits in certain Idaho communities (“Idaho Stations”). The purchase price of $20.3 million may be paid through the use of existing cash and the use of the Company’s $20 million revolving line of credit. As of March 31, 2006, a deposit of $1.0 million was held in escrow on this transaction and is included in prepaid expenses in the Consolidated Balance Sheet. In May 2006, the Company signed an amendment to the agreement that provides for the closing of the purchase of the Idaho Stations by May 15, 2006, extends the closing date of the Portland Stations, and requires the parties to negotiate toward establishing a joint sales agreement (“JSA”) for the Portland Stations until closing. As a result of the amendment, the Company paid a $3.5 million non-refundable fee for the contract extension (which amount will be applied to the purchase price at closing), and further agreed to pay $500,000 in prepaid JSA fees upon establishing the JSA structure (any amount not applied to JSA fees is applied to the purchase price at closing).
10. Financial Information for Guarantors
On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the wholly owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the wholly owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended March 31, 2006

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$33,880	$(52)	$33,828

Costs and expenses
Cost of services sold		15,329	411	15,740
Selling expenses		6,638		6,638
General and administrative expenses	2,441	6,645	(463)	8,623
Depreciation and amortization	62	2,520		2,582

	2,503	31,132	(52)	33,583

Income (loss) from operations	(2,503)	2,748	—	245

Other income, net	787	111		898

Equity in income of subsidiaries	1,818		(1,818)	—

Interest expense	(3,451)	(3)		(3,454)

Income (loss) before income taxes	(3,349)	2,856	(1,818)	(2,311)

Provision (benefit) for federal and state income taxes	(1,648)	1,038		(610)

Net income (loss)	$(1,701)	$1,818	$(1,818)	$(1,701)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended March 31, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$31,015	$(58)	$30,957

Costs and expenses
Cost of services sold		16,230	393	16,623
Selling expenses		5,878		5,878
General and administrative expenses	3,438	6,888	(451)	9,875
Depreciation and amortization	69	4,060		4,129

	3,507	33,056	(58)	36,505

Loss from operations	(3,507)	(2,041)	—	(5,548)

Other income, net	670	180		850

Equity in income of subsidiaries	(1,196)		1,196	—

Interest expense	(3,371)			(3,371)

Loss before income taxes	(7,404)	(1,861)	1,196	(8,069)

Benefit for federal and state income taxes	(2,336)	(665)		(3,001)

Net loss	$(5,068)	$(1,196)	$1,196	$(5,068)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of March 31, 2006

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,728	$11,729	$		$15,457
Receivables, net	141	24,299			24,440
Due from affiliate		2,014		(2,014)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	73	850			923
Prepaid expenses	354	4,993			5,347
Television and radio broadcast rights		5,587			5,587

Total current assets	5,834	49,472		(2,566)	52,740
Marketable securities, at market value	150,749	452			151,201
Investment in consolidated subsidiaries	226,896			(226,896)	—
Cash value of life insurance and retirement deposits	5,191	10,372			15,563
Television and radio broadcast rights		2,046			2,046
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,748			2,748
Prepaid financing fees and other assets	5,012	1,058			6,070
Property, plant and equipment, net	1,044	142,623			143,667

Total Assets	$394,726	$248,369		$(229,462)	$413,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$261	$2,384	$		$2,645
Payable to affiliate	2,014			(2,014)	—
Accrued payroll and related benefits	865	5,961			6,826
Interest payable	539				539
Television and radio broadcast rights payable		3,372			3,372
Income taxes payable		552		(552)	—
Other current liabilities	2,175	3,095			5,270

Total current liabilities	5,854	15,364		(2,566)	18,652
Long-term debt	150,000				150,000
Accrued retirement benefits	19,597	85			19,682
Deferred income taxes	23,213	1,206			24,419
Other liabilities	65	4,818			4,883
Stockholders’ Equity
Common stock	10,887	1,131		(1,131)	10,887
Capital in excess of par	8,756	164,234		(164,234)	8,756
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	97,346	21		(21)	97,346
Minimum pension liability	(2,172)				(2,172)
Retained earnings	81,180	61,510		(61,510)	81,180

Total Stockholders’ Equity	195,997	226,896		(226,896)	195,997

Total Liabilities and Stockholders’ Equity	$394,726	$248,369		$(229,462)	$413,633

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2005

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,660	$15,962	$		$19,622
Receivables, net	105	28,061			28,166
Due from affiliate	6,184			(6,184)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	7	658			665
Prepaid expenses	414	3,881			4,295
Television and radio broadcast rights		6,519			6,519

Total current assets	11,908	55,081		(6,736)	60,253
Marketable securities, at market value	169,634	419			170,053
Investment in consolidated subsidiaries	225,057			(225,057)	—
Cash value of life insurance and retirement deposits	5,115	10,188			15,303
Television and radio broadcast rights		2,075			2,075
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,759			2,759
Deferred income taxes					—
Prepaid financing fees and and other assets	5,169	871			6,040
Property, plant and equipment, net	904	143,408			144,312

Total Assets	$417,787	$254,399		$(231,793)	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$693	$2,790	$		$3,483
Payable to affiliate		6,184		(6,184)	—
Accrued payroll and related benefits	1,113	6,242			7,355
Interest payable	3,809				3,809
Television and radio broadcast rights payable		5,524			5,524
Income taxes payable		552		(552)	—
Other current liabilities	2,058	2,462			4,520

Total current liabilities	7,673	23,754		(6,736)	24,691
Long-term debt	150,000				150,000
Accrued retirement benefits	19,560	84			19,644
Deferred income taxes	30,868	513			31,381
Other liabilities	65	4,991			5,056
Stockholders’ Equity Common stock	10,881	1,131		(1,131)	10,881
Capital in excess of par	8,590	164,234		(164,234)	8,590
Deferred compensation	(159)				(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	109,600				109,600
Minimum pension liability	(2,172)				(2,172)
Retained earnings	82,881	59,692		(59,692)	82,881

Total Stockholders’ Equity	209,621	225,057		(225,057)	209,621

Total Liabilities and Stockholders’ Equity	$417,787	$254,399		$(231,793)	$440,393

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2006

		Wholly			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
Net cash provided by (used in) operating activities	$83	$(2,475)	$		$(2,392)

Cash flows from investing activities
Purchase of property, plant and equipment	(202)	(1,758)			(1,960)

Net cash used in investing activities	(202)	(1,758)		—	(1,960)

Cash flows from financing activities
Proceeds from exercise of stock options	177				177
Excess tax benefit from exercise of stock options	10				10

Net cash provided by financing activities	187	—		—	187

Net increase (decrease) in cash and cash equivalents	68	(4,233)		—	(4,165)
Cash and cash equivalents, beginning of period	3,660	15,962			19,622

Cash and cash equivalents, end of period	$3,728	$11,729		$—	$15,457

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2005

		Wholly		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Net cash provided by (used in) operating activities	$103	$(5,389)		$(5,286)

Cash flows from investing activities
Proceeds from collection of notes receivable		1,000		1,000
Purchase of property, plant and equipment	(37)	(2,201)		(2,238)

Net cash used in investing activities	(37)	(1,201)	—	(1,238)

Cash flows from financing activities
Payments under notes payable		(9)		(9)
Payment of deferred loan costs	(85)			(85)
Proceeds from exercise of stock options	2,420			2,420

Net cash provided by (used in) financing activities	2,335	(9)	—	2,326

Net increase (decrease) in cash and cash equivalents	2,401	(6,599)	—	(4,198)
Cash and cash equivalents, beginning of period	1,007	15,018		16,025

Cash and cash equivalents, end of period	$3,408	$8,419	$—	$11,827

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part II. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three-month period ended March 31, 2006, compared with the corresponding period in 2005.
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
Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, satellite retransmission, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. Excluding revenue derived from seasonal sports rights, the advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.
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
In December 2005, we announced that we signed an agreement to purchase a full-power television station and a low-power television station in the Portland, Oregon DMA (“Portland Stations”), as well as low-power television stations and construction permits in certain Idaho communities (“Idaho Stations”). The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. As of March 31, 2006, a deposit of $1.0 million was held in escrow on this transaction and is included in prepaid expenses in the

Consolidated Balance Sheet. In May 2006, we signed an amendment to the agreement that provides for the closing of the purchase of the Idaho Stations by May 15, 2006, extends the closing date of the Portland Stations, and requires the parties to negotiate toward establishing a joint sales agreement (“JSA”) for the Portland Stations until closing. As a result of the amendment, we paid a $3.5 million non-refundable fee for the contract extension (which amount will be applied to the purchase price at closing), and further agreed to pay $500,000 in prepaid JSA fees upon establishing the JSA structure (any amount not applied to JSA fees is applied to the purchase price at closing). We expect to close the purchase of the Idaho Stations by May 15, 2006; we also expect to close the purchase of the Portland Stations no later than September 30, 2006. As a result, we expect to have the ability to operate duopolies in three of the markets in which we have existing television stations, with the corresponding potential to share fixed infrastructure expenditures over multiple stations.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of March 31, 2006, approximately 95% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 91% occupied or committed for occupancy at December 31, 2005 and 89% at March 31, 2005. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
CRITICAL ACCOUNTING POLICIES
The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the recoverability of goodwill and other indefinite-lived intangible assets, the value of television and radio broadcast rights, the cost of pension programs, the amount of tax accruals and the amount of the allowance for doubtful accounts. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.
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
Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three Months
	Ended March 31,		Variance
	2006	2005	$	%
(dollars in thousands)
(Unaudited)
Revenue
Television	$22,859	$20,826	$2,033	9.8%
Radio	8,838	8,265	573	6.9%
Fisher Plaza	2,164	1,918	246	12.8%
Corporate and eliminations	(33)	(52)	19	-36.5%

Consolidated	33,828	30,957	2,871	9.3%
Cost of services sold
Television	11,150	11,870	(720)	-6.1%
Radio	3,391	3,734	(343)	-9.2%
Fisher Plaza	788	622	166	26.7%
Corporate and eliminations	411	397	14	3.5%

Consolidated	15,740	16,623	(883)	-5.3%
Selling expenses
Television	3,217	2,698	519	19.2%
Radio	3,380	3,089	291	9.4%
Fisher Plaza	41	91	(50)	-54.9%

Consolidated	6,638	5,878	760	12.9%
General and administrative expenses
Television	4,482	4,691	(209)	-4.5%
Radio	2,084	2,036	48	2.4%
Fisher Plaza	65	269	(204)	-75.8%
Corporate and eliminations	1,992	2,879	(887)	-30.8%

Consolidated	8,623	9,875	(1,252)	-12.7%
Depreciation and amortization
Television	1,471	2,678	(1,207)	-45.1%
Radio	289	367	(78)	-21.3%
Fisher Plaza	760	1,014	(254)	-25.0%
Corporate and eliminations	62	70	(8)	-11.4%

Consolidated	2,582	4,129	(1,547)	-37.5%
Income (loss) from operations
Television	2,539	(1,111)	3,650
Radio	(306)	(961)	655
Fisher Plaza	510	(78)	588
Corporate and eliminations	(2,498)	(3,398)	900

Consolidated	245	(5,548)	5,793

Other income, net	898	850	48
Interest expense	(3,454)	(3,371)	(83)

Loss before income taxes	(2,311)	(8,069)	5,758
Benefit for federal and state income taxes	(610)	(3,001)	2,391

Net loss	$(1,701)	$(5,068)	$3,367

Comparison of Fiscal Three-Month Periods Ended March 31, 2006 and March 31, 2005
Revenue
Television revenue increased in the three-month period ended March 31, 2006, as compared to the same period in 2005, primarily due to improved national and local advertising in most of our markets. The increase was led by improvements at our two ABC-affiliated stations, which aired the Super Bowl in February 2006, as well as increases in certain of our smaller market CBS-affiliated stations. Total revenue for our Seattle and Portland television stations increased 11.7% and 13.2%, respectively, in the first three months of 2006, as compared to the first three months of 2005. Revenue from our remaining television stations increased 3.0% in the first three months of 2006, as compared to the first three months of 2005. In May 2005, we signed agreements with ABC to renew ABC’s affiliation at KOMO TV and KATU through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the terms of the agreements. Network compensation revenue decreased to $440,000 in the first quarter of 2006, compared to $580,000 in the first quarter of 2005.
Radio revenue increased in the three-month period ended March 31, 2006, as compared to the same period in 2005, primarily as a result of increased national revenue, which was partially offset by decreased local spot revenue. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenue increased 15.8% in the first three months of 2006, compared to the first three months of 2005. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming and KOMO AM’s all-news format gaining greater recognition in the Seattle market. Total Seattle Radio revenue (which includes sports programming) increased in the three-month period ended March 31, 2006, as compared to the same period of 2005, primarily due to increased national advertising. Revenue from our Seattle Radio operations comprised approximately 70% of our total radio revenue in the three months ended March 31, 2006.
Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the three-month period ended March 31, 2006, as compared to the same periods of 2005, was due primarily to increased rents and service fees.
Cost of services sold
The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The decrease in the television segment cost of services sold in the three-month period ended March 31, 2006, as compared to the same period in 2005, is primarily the result of lower syndicated programming costs. In particular, the first quarter of 2005 included syndicated programming costs for a television program that was cancelled later in 2005; 2006 replacement programming was at a lower cost.
Lower cost of services sold at our radio segment in the first three months of 2006, as compared to the comparable period in 2005, was primarily attributable to decreased promotion and labor expenses.
The increase in cost of services sold at Fisher Plaza in the three-months ended March 31, 2006, as compared to the same 2005 period, was primarily attributable to the increased costs to provide services at a higher third-party tenant occupancy level, for which expense reimbursements are classified as revenue.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.

Selling expenses
The increase in selling expenses in the television segment in the three-month period ended March 31, 2006, as compared to the same period in 2005, was due primarily to increased commission-based expense based on the mix of revenue at our television stations, as well as somewhat increased promotional expense. The increase in selling expenses in the radio segment in the three-month period ended March 31, 2006, as compared to the same period in 2005, was due primarily to increased commission expense as a result of increased revenue.
Decreased selling expense at Fisher Plaza for the three month period ended March 31, 2006 as compared to the same period in 2005, was due primarily to reduced marketing efforts in 2006 as the property was becoming substantially occupied.
General and administrative expenses
The television segment had lower general and administrative costs during the three-month period ended March 31, 2006, as compared to the corresponding 2005 period, due primarily to decreased benefit and pension-related expenses in the 2006 three-month period.
Decreased general and administrative expense at Fisher Plaza for the three month period ended March 31, 2006 as compared to the same period in 2005, was due primarily to lower required administration and headcount levels due to management’s centralization of such functions to the corporate group in mid 2005.
The corporate group incurred lower general and administrative expenses in the first three months of 2006, as compared to the first three months of 2005, due primarily to severance-related expenses totaling approximately $1.0 million for the Company’s former chief executive officer recognized in the first quarter of 2005. We had no such similar expenses in the first quarter of 2005.
Depreciation
Depreciation for the television, radio, and Fisher Plaza segments declined in the three-month period ended March 31, 2006, as compared to the same period in 2005, as a result of certain assets having become fully depreciated.
Other income, net
Other income, net, consists primarily of dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income.
Interest expense
Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees.
Benefit for federal and state income taxes
The benefit for federal and state income taxes varies with pre-tax loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of other permanent tax differences. As required by accounting rules for interim financial reporting, we record our income tax provision or benefits based upon our estimated annual effective tax rate of 26% for 2006. The estimated effective tax rate in the 2006 period was lower than in the same period in 2005 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Liquidity and capital resources
In September 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle other outstanding obligations.

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
Our current assets as of March 31, 2006 included cash and cash equivalents totalling $15.5 million, and we had working capital of $34.1 million. As of December 31, 2005, our current assets included cash and cash equivalents totalling $19.6 million, and we had working capital of $35.6 million. We intend to finance working capital, debt service, capital expenditures, and dividend requirements, if any, primarily through operating activities. However, we may use the credit facility to meet operating needs. As of March 31, 2006, the entire $20.0 million was available under the credit facility. In December 2005, we announced that we signed an agreement to purchase a full-power television station and a low-power television station in the Portland, Oregon DMA (“Portland Stations”), as well as low-power television stations and construction permits in certain Idaho communities (“Idaho Stations”). The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. In May 2006, we signed an amendment to the agreement that provides for the closing of the purchase of the Idaho Stations by May 15, 2006, extends the closing date of the Portland Stations, and requires the parties to negotiate toward establishing a joint sales agreement (“JSA”) for the Portland Stations until closing. As a result of the amendment, we paid a $3.5 million non-refundable fee for the contract extension (which amount will be applied to the purchase price at closing), and further agreed to pay $500,000 in prepaid JSA fees upon establishing the JSA structure (any amount not applied to JSA fees will be applied to the purchase price at closing). We expect to close the purchase of the Idaho Stations by May 15, 2006; we also expect to close the purchase of the Portland Stations no later than September 30, 2006. We believe that existing cash and cash equivalents, combined with access to our credit facility, are adequate to fund our operations for at least the next twelve months as well as our plan to purchase the aforementioned television stations.
Net cash used in operating activities during the three months ended March 31, 2006 was $2.4 million, compared to net cash used in operations of $5.3 million in the three months ended March 31, 2005. Net cash used by operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by changes in deferred income tax and changes in operating assets and liabilities. Net cash used in investing activities during the period ended March 31, 2006, consisted of $2.0 million used to purchase property, plant and equipment, compared to $1.2 million used in the three-month period ended March 31, 2005. Net cash used in investing activities in the first quarter of 2005 was partially offset by the collection of a note receivable totalling $1.0 million related to a prior year asset sale. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items. By July 1, 2006, we must construct full power digital broadcasting facilities for certain of our smaller market television stations to be in compliance with FCC rules.
Net cash provided by financing activities in the three months ended March 31, 2006 was $0.2 million, consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities in the three months ended March 31, 2005 was $2.3 million, comprised primarily of $2.4 million of proceeds from the exercise of stock options, partially offset by payments of notes payable and deferred loan costs.
We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at March 31, 2006.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of March 31, 2006, is at a fixed rate. As of March 31, 2006, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2006 was approximately $159.4 million, which was approximately $9.4 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2006, amounted to approximately $7.7 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of March 31, 2006 was $151.2 million, compared to $170.1 million as of December 31, 2005. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of March 31, 2006, these shares represented 2.5% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $15.1 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended March 31, 2006, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended March 31, 2006, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the first fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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
We incurred a net loss of $1.7 million for the three months ended March 31, 2006. In the full fiscal year 2005, we had a net loss of $5.1 million, and in 2004 we had a loss from continuing operations of $11.8 million. We cannot assure you that our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future.

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
As part of our business strategy, we plan to continue to evaluate opportunities to acquire television and radio stations. In December 2005 we announced that we signed an agreement to purchase a full-power television station in the Portland, Oregon DMA, as well as low-power television stations and construction permits in certain Idaho communities. The purchase price of $20.3 million may be paid through the use of existing cash and the use of our $20 million revolving line of credit. There can be no assurance that we will meet all of the conditions to complete the transaction. Further, we cannot provide assurance that we will find other attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be harmed. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Any of these occurrences could harm our operating results and financial condition.
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
We currently have a substantial amount of debt. Our indebtedness could have a material adverse effect on our business. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general business purposes;

•	reduce the funds available to purchase the rights to television and radio programs;

•	limit our flexibility in planning for, or reacting to, changes in our industries, making us more vulnerable to economic downturns;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to make certain asset dispositions.
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
Each of our television stations’ affiliation with one of the four major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC through 2009. In 2005, approximately three-fourths of our television broadcasting revenues (nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In January 2006, we renewed our affiliaton agreements with CBS through February 2016. The terms of our agreements with CBS likewise include reduced network compensation.
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
Some of our television stations are located in markets in which direct-to-home satellite operators are distributing local television signals to their subscribers (“local into local”). Television stations in such markets had the opportunity to enter into retransmission status by sending written elections to such satellite operators by October 1, 2005. Stations not sending such elections automatically elect retransmission consent status, in which case the satellite operator may not retransmit that station’s signal without the permission of the station after January 1, 2006. Our stations in “local into local” markets are presently being carried by both major direct-to-home satellite operators pursuant to existing retransmission consent agreements, one of which will expire December 17, 2008, and the other on May 31, 2009. Failure to reach agreement with the relevant satellite operators prior to the expiration of the existing contracts may harm our business. There is no assurance that we will be able to agree on terms acceptable to us prior to contract expiration dates.

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
We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at March 31, 2006, represented 36% of our assets and approximately 50% of our stockholders’ equity (the appreciation in Safeco stock is presented, after estimated taxes, as “unrealized gain on marketable securities” within stockholders’ equity). Our investment in Safeco Corporation provided $2.8 million and $751,000 in dividend income for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to audit and report on, management’s assessment, as well as provide a separate opinion on their evaluation of our internal controls over financial reporting. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
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
Approximately $38 million, or 9% of our total assets as of March 31, 2006, consists of goodwill. Goodwill is to be tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill might be impaired. If impairment is indicated as a result of future annual testing, we would record an impairment charge in accordance with accounting rules.
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
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits:

10.1*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Oregon TV LLC (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.2*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Washington TV LLC (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.3*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Idaho TV LLC (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.4*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —S.E. Idaho TV LLC (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)
Dated: May 9, 2006	/s/ Robert C. Bateman
Robert C. Bateman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Oregon TV LLC (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.2*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Washington TV LLC (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.3*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —Idaho TV LLC (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.4*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting —S.E. Idaho TV LLC (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.