Form 10-Q
period 2006-06-30
FISHER COMMUNICATIONS INC
filed 2006-08-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Common Stock, $1.25 par value, outstanding as of August 1, 2006: 8,712,091

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1. Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2006 and 2005

2. Condensed Consolidated Balance Sheets: June 30, 2006 and December 31, 2005

3. Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2006 and 2005

4. Condensed Consolidated Statements of Comprehensive Income: Three and six months ended June 30, 2006 and 2005

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
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1 — FINANCIAL STATEMENTS
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	June 30		June 30
	2006	2005	2006	2005
(in thousands, except per-share amounts)
(Unaudited)
Revenue	$71,271	$65,178	$40,190	$36,865

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $4,149 $6,391, $2,073 and $2,966, respectively)	34,734	35,915	19,632	19,947
Selling expenses	12,267	11,260	6,654	6,355
General and administrative expenses	14,183	16,026	6,456	7,060
Depreciation and amortization	5,027	7,619	2,511	3,558

	66,211	70,820	35,253	36,920

Income (loss) from operations	5,060	(5,642)	4,937	(55)
Other income, net	1,767	1,754	881	923
Interest expense	(6,822)	(6,775)	(3,368)	(3,404)

Income (loss) from continuing operations before income taxes	5	(10,663)	2,450	(2,536)
Provision (benefit) for federal and state income taxes		(4,095)	658	(1,074)

Income (loss) from continuing operations	5	(6,568)	1,792	(1,462)
Income from discontinued operations, net of income taxes	562	410	476	372

Net income (loss)	$567	$(6,158)	$2,268	$(1,090)

Income (loss) per share:
From continuing operations	$0.00	$(0.76)	$0.21	$(0.17)
From discontinued operations	0.07	0.05	0.05	0.04

Net income (loss) per share	$0.07	$(0.71)	$0.26	$(0.13)

Income (loss) per share assuming dilution:
From continuing operations	$0.00	$(0.76)	$0.21	$(0.17)
From discontinued operations	0.07	0.05	0.05	0.04

Net income (loss) per share assuming dilution	$0.07	$(0.71)	$0.26	$(0.13)

Weighted average shares outstanding	8,708	8,658	8,710	8,690

Weighted average shares outstanding assuming dilution	8,716	8,658	8,719	8,690
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2006	2005
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,513	$19,622
Receivables, net	31,334	28,166
Income taxes receivable	986	986
Deferred income taxes	923	665
Prepaid expenses	3,839	4,295
Television and radio broadcast rights	3,043	6,519
Assets held for sale	400

Total current assets	49,038	60,253
Marketable securities, at market value	169,632	170,053
Cash value of life insurance and retirement deposits	15,595	15,303
Television and radio broadcast rights	1,551	2,075
Goodwill, net	30,122	38,354
Intangible assets	330	1,244
Investment in equity investee	6,751	2,759
Prepaid financing fees and other assets	9,498	6,040
Assets held for sale	12,193
Property, plant and equipment, net	143,970	144,312

Total Assets	$438,680	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$3,883	$3,483
Accrued payroll and related benefits	5,393	7,355
Interest payable	3,773	3,809
Television and radio broadcast rights payable	1,367	5,524
Other current liabilities	4,960	4,520
Liabilities of businesses held for sale	492

Total current liabilities	19,868	24,691
Long-term debt	150,000	150,000
Accrued retirement benefits	19,724	19,644
Deferred income taxes	31,786	31,381
Other liabilities	6,866	5,056
Liabilities of businesses held for sale	48

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,709,841 as of June 30, 2006 and 8,705,041 as of December 31, 2005	10,887	10,881
Capital in excess of par	8,900	8,590
Deferred compensation		(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	109,325	109,600
Minimum pension liability	(2,172)	(2,172)
Retained earnings	83,448	82,881

Total Stockholders’ Equity	210,388	209,621

Total Liabilities and Stockholders’ Equity	$438,680	$440,393

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30
	2006	2005
(in thousands)
(Unaudited)
Cash flows from operating activities
Net income (loss)	$567	$(6,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,155	7,751
Deferred income taxes	295	(3,740)
Equity in operations of equity investees	8	(17)
Amortization of deferred loan costs	316	326
Amortization of television and radio broadcast rights	9,336	10,410
Payments for television and radio broadcast rights	(9,494)	(9,987)
Other	327	350
Change in operating assets and liabilities
Receivables	(3,167)	(1,049)
Prepaid expenses	(944)	(602)
Cash value of life insurance and retirement deposits	(292)	152
Other assets	(275)	(40)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(665)	(4,482)
Income taxes receivable and payable		(306)
Accrued retirement benefits	80	788
Other liabilities	1,860	245

Net cash provided by (used in) operating activities	3,107	(6,359)

Cash flows from investing activities
Proceeds from collection of notes receivable		1,585
Proceeds from sale of marketable securities		247
Investment in equity investee	(4,000)
Deposit paid for purchase of Oregon television stations	(3,500)
Purchase of property, plant and equipment	(6,903)	(3,955)

Net cash used in investing activities	(14,403)	(2,123)

Cash flows from financing activities
Payments under notes payable		(53)
Payment of deferred loan costs		(87)
Proceeds from exercise of stock options	177	3,068
Excess tax benefit from exercise of stock options	10

Net cash provided by financing activities	187	2,928

Net decrease in cash and cash equivalents	(11,109)	(5,554)
Cash and cash equivalents, beginning of period	19,622	16,025

Cash and cash equivalents, end of period	$8,513	$10,471

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended		Three months ended
	June 30		June 30
	2006	2005	2006	2005
(in thousands)
(Unaudited)
Net income (loss)	$567	$(6,158)	$2,268	$(1,090)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(423)	6,294	18,429	16,890
Effect of income taxes	148	(2,204)	(6,450)	(5,912)

Less: Reclassification adjustment for gains included in net loss		(106)		(106)

	(275)	3,984	11,979	10,872

Comprehensive income (loss)	$292	$(2,174)	$14,247	$9,782

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the second quarter of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.
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
Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
3. Recent Accounting Pronouncements
On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”) relating to income taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company expects to adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.
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
4. Discontinued Operations
On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington for $33.3 million. Consummation of the transaction is subject to approval from the Federal Communications Commission and certain other conditions. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the results of operations of these stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.

Operational data for these stations to be sold is summarized as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2006	2005	2006	2005
	(Unaudited)
Revenue	$6,049	$5,901	$3,302	$3,257
Income from discontinued operations:
Discontinued operating activities	$868	$631	$734	$573
Income tax effect	(306)	(221)	(258)	(201)

	$562	$410	$476	$372

The following table summarizes the classes of assets held for sale as of June 30, 2006 (in thousands):
Assets held for sale:

Goodwill, net	$8,683
Property, plant and equipment, net	2,266
Intangible assets	1,244
Other assets	400

$12,593

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
At June 30, 2006, the Company had commitments under license agreements amounting to $48.7 million for future rights to broadcast television and radio programs through 2011, and $5.8 million in related fees. As these programs will not be available for broadcast until after June 30, 2006, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In addition, the broadcasting subsidiary has exclusive rights to sell available advertising time for a radio station in Seattle (the “Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $4.4 million through 2007.
6. Retirement Benefits
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
The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2006	2005	2006	2005
Service cost	$—	$80	$—	$40
Interest cost	520	534	260	267
Amortization of loss	77	175	39	87
Recognition of remaining transition obligation, curtailment loss		451		451

Net periodic pension cost	$597	$1,240	$299	$845

Assumptions used to determine net periodic pension costs are as follows:

	2006	2005
Discount Rate	5.48%	5.02% - 5.74%
Rate of Compensation increase	—	3.00%
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
The weighted average number of shares outstanding for the six months ended June 30, 2006 was 8,707,959. The weighted average number of shares outstanding assuming dilution for the six months ended June 30, 2006 was 8,715,568.
The weighted average number of shares outstanding for the six months ended June 30, 2005 was 8,658,083. The dilutive effect of 1,000 restricted stock rights and options to purchase 347,005 shares are excluded for the six and three-month periods ended June 30, 2005, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
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
The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon option exercise or rights vesting. As of June 30, 2006, options and rights for 191,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of June 30, 2006, options and rights for 262,000 shares had been issued, net of forfeitures.
Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. Non-cash compensation expense of $236,000 ($153,000 after-tax) and $115,000 ($75,000 after-tax) related to the options was recorded for the six and three-month periods ended June 30, 2006, respectively. During the first quarter of 2005, the vesting on certain previously granted options was accelerated as part of a separation agreement with the Company’s former chief executive officer; as a result, the Company recognized non-cash compensation expense of $303,000 ($197,000 after-tax). No compensation expense related to stock options was recorded in the second quarter of 2005.
Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $51,000 ($34,000 after-tax) and $29,000 ($19,000 after-tax) related to the rights was recorded for the six and three-month periods ended June 30, 2006, respectively. No compensation expense related to restricted stock rights was recorded during the six or three-month periods ended June 30, 2005.
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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Six months ended
	June 30
	2006	2005

Assumptions:
Weighted average risk-free interest rate	4.8%	4.1%
Expected dividend yield	0	0
Expected volatility	33%	31%
Expected life of options	6 years	6 years

Weighted average fair value at date of grant	$17.57	$19.74
There were no stock options granted during the three months ended June 30, 2006 or 2005.
     Stock-based Compensation Under SFAS 123(R)
Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the six and three-month periods ended June 30, 2006 totalled $287,000 and $144,000, respectively, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2006, the Company had approximately $1.3 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of approximately five years (or a weighted average period of 1.8 years). A greater percentage of the stock-based compensation expense is recognized in the first few years due to the prior method under APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.
The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the six and three-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Six Months Ended	Three Months	Ended
	June 30	June 30
Condensed consolidated statement of operations:
Decrease in income from operations	$(236)	$(115)
Decrease in income before income taxes	(236)	(115)
Decrease in net income	(153)	(75)
Decrease in basic and diluted net income per share	(0.02)	(0.01)

Condensed consolidated statement of cash flows:
Decrease in net cash provided by operating activities	(10)	—
Increase in net cash provided by financing activities	10	—

     Stock Award Activity
A summary of stock options and restricted stock rights is as follows:

	Stock Options				Restricted Stock Rights
		Weighted	Weighted
		Average	Average			Weighted
		Exercise	Remaining	Aggregate		Average
	Number	Price Per	Contractual	Intrinsic	Number	Grant-Date
	of Shares	Share	Life	Value	of Shares	Fair Value
Outstanding at December 31, 2005	275,430	$52.88			4,000	$46.89
Options and stock rights granted	39,100	42.70			6,400	42.70
Options exercised/stock rights vested	(4,800)	36.86			(250)	49.75
Options expired	(4,000)	37.25
Options and stock rights forfeited	(43,505)	52.40

Outstanding at June 30, 2006	262,225	$52.03	5.9 years	$119,000	10,150	$44.18

Exercisable at June 30, 2006	163,500	$55.49	4.2 years	$97,000

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 22,500 options that had exercise prices that were lower than the $42.13 closing market price of the Company’s common stock at June 30, 2006.
The total intrinsic value of options exercised during the six months ended June 30, 2006 was $29,000, determined as of the date of exercise. No options were exercised during the three months ended June 30, 2006. The total intrinsic value of options exercised during the six and three-month periods ended June 30, 2005 was $848,000 and $106,000, respectively, determined as of the date of exercise. During the six and three-month periods ended June 30, 2006, 250 restricted stock rights vested, with a total fair value of $11,000. During the six months ended June 30, 2005, 60 restricted stock rights vested, with a total fair value of $3,000. No restricted stock rights vested during the three months ended June 30, 2005.
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

	Six months ended	Three months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(6,158)	$(1,090)
Add: stock-based compensation included in net loss, net of tax	197	—
Deduct: total stock-based compensation determined under fair value method for all awards, net of tax	(181)	(159)

Pro forma net loss	$(6,142)	$(1,249)

Basic and diluted net loss per share:
As Reported	$(0.71)	$(0.13)
Pro forma	$(0.71)	$(0.14)
9. Segment Information
The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s eleven network-affiliated television stations, and a 50% interest in a company that owns a twelfth television station. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s 24 small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.
Revenue for each reportable segment is as follows (in thousands):

	Six Months		Three Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Television	$48,850	$44,196	$25,991	$23,370
Radio	18,172	17,091	12,081	11,470
Fisher Plaza	4,292	3,996	2,128	2,078
Corporate and eliminations	(43)	(105)	(10)	(53)

Continuing operations	71,271	65,178	40,190	36,865
Discontinued operations	6,049	5,901	3,302	3,257

	$77,320	$71,079	$43,492	$40,122

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Six months		Three months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Television	$8,684	$1,435	$6,085	$2,486
Radio	(207)	(1,068)	183	(93)
Fisher Plaza	1,089	102	579	178
Corporate and eliminations	(2,739)	(4,357)	(1,029)	(1,703)

Continuing operations	6,827	(3,888)	5,818	868
Discontinued operations	868	631	734	573

	$7,695	$(3,257)	$6,552	$1,441

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2006	2005	2006	2005
Total segment income (loss) before interest and income taxes	$6,827	$(3,888)	$5,818	$868
Interest expense	(6,822)	(6,775)	(3,368)	(3,404)

	$5	$(10,663)	$2,450	$(2,536)

Identifiable assets for each reportable segment are as follows (in thousands):

	June 30,	December 31,
Total assets	2006	2005
Television	$84,899	$92,543
Radio	32,114	41,487
Fisher Plaza	120,347	118,611
Corporate and eliminations	188,727	187,752

Continuing operations	426,087	440,393
Discontinued operations	12,593	—

	$438,680	$440,393

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
10. Commitments
On May 1, 2006, the Company entered into an amendment to an asset purchase agreement, dated December 12, 2005 with Equity Broadcasting Corporation and entities owned or controlled by Equity Broadcasting Corporation (“EBC”). The amendment provided, among other things, that (1) the purchase of Idaho low-power stations and low-power construction permits (the “Idaho Closing”) will not be conditioned on the purchase of the Oregon stations (the “Oregon Closing”), (2) the Idaho Closing will occur as soon as practicable, but no later than May 15, 2006, (3) the Buyer may defer the date of the Oregon Closing to September 30, 2006 and (4) the parties will negotiate toward establishing a joint sales agreement (“JSA”) for the Oregon full-power station. As a result of the amendment, the Company paid a $3.5 million non-refundable fee in consideration for the extension of the Oregon Closing to be applied toward the purchase price of $19.3 million for the Oregon stations. The Company finalized the purchase of the Idaho stations for $1.0 million on May 15, 2006 and further agreed to pay $500,000 in prepaid fees upon establishing a JSA structure, on July 1, 2006.
On May 30, 2006, the Company entered into an agreement pursuant to which its 100% owned subsidiary, Fisher Radio Regional Group Inc. (“FRRG”), will sell its 24 small-market radio stations located in Montana and Eastern Washington (the “Stations”), subject to Federal Communications Commission (“FCC”) approval. The purchaser of the Stations is Cherry Creek Radio LLC and entities owned or controlled by Cherry Creek Radio LLC (“CCR”). The aggregate purchase price for the Stations is $33.3 million, subject to certain proration and adjustments. On July 21, 2006, FRRG agreed to a time brokerage agreement with CCR whereby CCR will provide programming to 19 FRRG stations, sell advertising, and collect payment on those sales while FRRG will maintain control as licensee of the stations, commencing on August 1, 2006.
On June 26, 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. In connection and contemporaneously with the stock purchase agreement, the parties also entered into a Local Marketing Agreement (“LMA”). Under these agreements, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the right and obligation to acquire the remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB. The stock certificate is held by our lender as collateral under the senior credit facility. This was accounted for using the equity method as of June 30, 2006.
11. Subsequent Events
On July 11, 2006 the Company entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007.

12. Financial Information for Guarantors
On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Also presented are the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$71,375	$(104)	$71,271
Costs and expenses
Cost of services sold	—	33,923	811	34,734
Selling expenses	—	12,267	—	12,267
General and administrative expenses	4,223	10,875	(915)	14,183
Depreciation and amortization	124	4,903	—	5,027

	4,347	61,968	(104)	66,211

Income (loss) from operations	(4,347)	9,407	—	5,060
Other income, net	1,576	191	—	1,767
Equity in income of subsidiaries	6,664	—	(6,664)	—
Interest expense	(6,817)	(5)	—	(6,822)

Income (loss) from continuing operations before income taxes	(2,924)	9,593	(6,664)	5
Provision (benefit) for federal and state income taxes	(3,491)	3,491	—	—

Income (loss) from continuing operations	567	6,102	(6,664)	5
Income from discontinued operations, net of income taxes	—	562	—	562

Net income (loss)	$567	$6,664	$(6,664)	$567

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$65,292	$(114)	$65,178
Costs and expenses
Cost of services sold		35,137	778	35,915
Selling expenses		11,260		11,260
General and administrative expenses	5,686	11,232	(892)	16,026
Depreciation and amortization	134	7,485		7,619

	5,820	65,114	(114)	70,820

Income (loss) from operations	(5,820)	178	—	(5,642)
Other income, net	1,405	349		1,754
Equity in income of subsidiaries	777		(777)	—
Interest expense	(6,775)			(6,775)

Income (loss) from continuing operations before income taxes	(10,413)	527	(777)	(10,663)
Provision (benefit) for federal and state income taxes	(4,255)	160		(4,095)

Income (loss) from continuing operations	(6,158)	367	(777)	(6,568)
Income from discontinued operations net of income taxes		410		410

Net income (loss)	$(6,158)	$777	$(777)	$(6,158)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$40,242	$(52)	$40,190
Costs and expenses
Cost of services sold	—	19,232	400	19,632
Selling expenses	—	6,654		6,654
General and administrative expenses	1,782	5,126	(452)	6,456
Depreciation and amortization	62	2,449		2,511

	1,844	33,461	(52)	35,253

Income (loss) from operations	(1,844)	6,781	—	4,937

Other income, net	789	92		881
Equity in income of subsidiaries	4,846	—	(4,846)	—
Interest expense	(3,366)	(2)		(3,368)

Income (loss) from continuing operations before income taxes	425	6,871	(4,846)	2,450
Provision (benefit) for federal and state income taxes	(1,843)	2,501		658

Income (loss) from continuing operations	2,268	4,370	(4,846)	1,792
Income from discontinued operations, net of income taxes	—	476		476

Net income (loss)	$2,268	$4,846	$(4,846)	$2,268

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$36,921	$(56)	$36,865
Costs and expenses
Cost of services sold		19,562	385	19,947
Selling expenses		6,355		6,355
General and administrative expenses	2,248	5,253	(441)	7,060
Depreciation and amortization	65	3,493		3,558

	2,313	34,663	(56)	36,920

Income (loss) from operations	(2,313)	2,258	—	(55)
Other income, net	735	188		923
Equity in income of subsidiaries	1,973		(1,973)	—
Interest expense	(3,404)			(3,404)

Income (loss) from continuing operations before income taxes	(3,009)	2,446	(1,973)	(2,536)
Provision (benefit) for federal and state income taxes	(1,919)	845		(1,074)

Income (loss) from continuing operations	(1,090)	1,601	(1,973)	(1,462)
Income from discontinued operations, net of income taxes	—	372		372

Net income (loss)	$(1,090)	$1,973	$(1,973)	$(1,090)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of June 30, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$5,241	$3,272	$		$8,513
Receivables, net	279	31,055			31,334
Due from affiliate		2,312		(2,312)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	73	850			923
Prepaid expenses	318	3,521			3,839
Television and radio broadcast rights		3,043			3,043
Assets held for sale		400			400

Total current assets	7,449	44,453		(2,864)	49,038
Marketable securities, at market value	169,202	430			169,632
Investment in consolidated subsidiaries	231,721			(231,721)	—
Cash value of life insurance and retirement deposits	5,308	10,287			15,595
Television and radio broadcast rights		1,551			1,551
Goodwill, net		30,122			30,122
Intangible assets		330			330
Investments in equity investee		6,751			6,751
Prepaid financing fees and other assets	4,854	4,644			9,498
Assets held for sale		12,193			12,193
Property, plant and equipment, net	804	143,166			143,970

Total Assets	$419,338	$253,927		$(234,585)	$438,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$683	$3,200	$		$3,883
Payable to affiliate	2,312			(2,312)	—
Accrued payroll and related benefits	1,035	4,358			5,393
Interest payable	3,773				3,773
Television and radio broadcast rights payable		1,367			1,367
Income taxes payable		552		(552)	—
Other current liabilities	1,500	3,460			4,960
Liabilities of businesses held for sale		492			492

Total current liabilities	9,303	13,429		(2,864)	19,868
Long-term debt	150,000				150,000
Accrued retirement benefits	19,640	84			19,724
Deferred income taxes	29,942	1,844			31,786
Other liabilities	65	6,801			6,866
Liabilities of businesses held for sale		48			48
Stockholders’ Equity
Common stock	10,887	1,131		(1,131)	10,887
Capital in excess of par	8,900	164,234		(164,234)	8,900
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	109,325				109,325
Minimum pension liability	(2,172)				(2,172)
Retained earnings	83,448	66,356		(66,356)	83,448

Total Stockholders’ Equity	210,388	231,721		(231,721)	210,388

Total Liabilities and Stockholders’ Equity	$419,338	$253,927		$(234,585)	$438,680

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2005

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,660	$15,962	$		$19,622
Receivables, net	105	28,061			28,166
Due from affiliate	6,184			(6,184)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	7	658			665
Prepaid expenses	414	3,881			4,295
Television and radio broadcast rights		6,519			6,519

Total current assets	11,908	55,081		(6,736)	60,253
Marketable securities, at market value	169,634	419			170,053
Investment in consolidated subsidiaries	225,057			(225,057)	—
Cash value of life insurance and retirement deposits	5,115	10,188			15,303
Television and radio broadcast rights		2,075			2,075
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,759			2,759
Deferred income taxes					—
Prepaid financing fees and and other assets	5,169	871			6,040
Property, plant and equipment, net	904	143,408			144,312

Total Assets	$417,787	$254,399		$(231,793)	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$693	$2,790	$		$3,483
Payable to affiliate		6,184		(6,184)	—
Accrued payroll and related benefits	1,113	6,242			7,355
Interest payable	3,809				3,809
Television and radio broadcast rights payable		5,524			5,524
Income taxes payable		552		(552)	—
Other current liabilities	2,058	2,462			4,520

Total current liabilities	7,673	23,754		(6,736)	24,691
Long-term debt	150,000				150,000
Accrued retirement benefits	19,560	84			19,644
Deferred income taxes	30,868	513			31,381
Other liabilities	65	4,991			5,056
Stockholders’ Equity
Common stock	10,881	1,131		(1,131)	10,881
Capital in excess of par	8,590	164,234		(164,234)	8,590
Deferred compensation	(159)				(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	109,600				109,600
Minimum pension liability	(2,172)				(2,172)
Retained earnings	82,881	59,692		(59,692)	82,881

Total Stockholders’ Equity	209,621	225,057		(225,057)	209,621

Total Liabilities and Stockholders’ Equity	$417,787	$254,399		$(231,793)	$440,393

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
Net cash provided by operating activities	$1,420	$1,687	$		$3,107

Cash flows from investing activities
Investment in equity investee		(4,000)			(4,000)
Deposit paid for purchase of Oregon television stations		(3,500)			(3,500)
Purchase of property, plant and equipment	(26)	(6,877)			(6,903)

Net cash used in investing activities	(26)	(14,377)		—	(14,403)

Cash flows from financing activities
Excess tax benefit from exercise of stock options	10				10
Proceeds from exercise of stock options	177				177

Net cash provided by financing activities	187	—		—	187

Net increase (decrease) in cash and cash equivalents	1,581	(12,690)		—	(11,109)
Cash and cash equivalents, beginning of period	3,660	15,962			19,622

Cash and cash equivalents, end of period	$5,241	$3,272		$—	$8,513

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2005

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries

Net cash used in operating activities	$(2,988)	$(3,371)	$		$(6,359)

Cash flows from investing activities
Proceeds from collection of note receivable		1585			1,585
Proceeds from sale of marketable securities	73	174			247
Purchase of property, plant and equipment	(228)	(3,727)			(3,955)

Net cash used in investing activities	(155)	(1,968)		—	(2,123)

Cash flows from financing activities
Payments under notes payable	(44)	(9)			(53)
Payment of deferred loan costs	(87)				(87)
Proceeds from exercise of stock options	3,068				3,068

Net cash provided by (used in) financing activities	2,937	(9)		—	2,928

Net decrease in cash and cash equivalents	(206)	(5,348)		—	(5,554)
Cash and cash equivalents, beginning of period	1,007	15,018			16,025

Cash and cash equivalents, end of period	$801	$9,670		$—	$10,471

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three and six-month periods ended June 30, 2006, compared with the corresponding periods in 2005.
We are an integrated media company. We own and operate eleven network-affiliated television stations and 27 radio stations. We also own a 50% interest in a company that owns a twelfth television station. Our television and radio stations are located in Washington, Oregon, Idaho, and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.
Our broadcasting operations receive revenue from the sale of local, regional, and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, satellite retransmission, tower rental, and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those in the Northwest economy. Excluding revenue derived from seasonal sports rights, the advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.
Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our television revenue, are affiliated with ABC, we have two Telefutura-affiliated television stations, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with CBS. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
In May 2006, the Company entered into a n amendment to an asset purchase agreement, dated December 12, 2005 with Equity Broadcasting Corporation and entities owned or controlled by Equity Broadcasting Corporation (“EBC”). The amendment provided, among other things, that (1) the purchase of Idaho low-power stations and low-power construction permits (the “Idaho Closing”) will not be conditioned on the purchase of the Oregon stations (the “Oregon Closing”), (2) the Idaho Closing will occur as soon as practicable, but no later than May 15, 2006, (3) the Buyer may defer the date of the Oregon Closing to September 30, 2006 and (4) the parties will negotiate toward establishing a joint sales agreement (“JSA”) for the Oregon full-power station. As a result of the amendment, the Company paid a $3.5 million non-refundable fee in consideration for the extension of the Oregon Closing to be applied toward the purchase price of $19.3 million for the Oregon stations. The Company finalized the purchase of the Idaho stations for $1.0 million on May 15, 2006 and further agreed to pay $500,000 in prepaid fees upon establishing a JSA structure, on July 1, 2006.
Also in May 2006, the Company entered into an agreement pursuant to which its 100% owned subsidiary, Fisher Radio Regional Group Inc. (“FRRG”), will sell its 24 small-market radio stations located in Montana and Eastern Washington (the “Stations”), subject to Federal Communications Commission (“FCC”) approval. The purchaser of the Stations is Cherry Creek Radio LLC and entities owned or controlled by Cherry Creek Radio LLC (“CCR”). The aggregate purchase price for the Stations is $33.3 million, subject to certain proration and adjustments. On July 21, 2006, FRRG agreed to a time brokerage agreement with CCR whereby CCR will provide programming to 19 FRRG stations, sell advertising, and collect payment on those sales while FRRG will maintain control as licensee of the stations, commencing on August 1, 2006. The FRRG stations group is treated as discontinued operations in the accompanying financial data.
In June 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. In connection and contemporaneously with the stock purchase agreement, the parties also entered into a Local Marketing Agreement (“LMA”). Under these agreements, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the right and obligation to acquire the remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB.
In July 2006 the Company entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of June 30, 2006, approximately 96% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 91% occupied or committed for occupancy at December 31, 2005 and 88% at June 30, 2005. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
CONSOLIDATED RESULTS OF OPERATIONS
We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of our eleven network-affiliated 100% owned television stations, and a twelfth television station 50% owned by us. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s 24 small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.
Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Six months				Three months
	ended June 30		Variance		ended June 30		Variance
	2006	2005	$	%	2006	2005	$	%
(dollars in thousands)
(Unaudited)
Revenue
Television	$48,850	$44,196	$4,654	10.5%	$25,991	$23,370	$2,621	11.2%
Radio	18,172	17,091	1,081	6.3%	12,081	11,470	611	5.3%
Fisher Plaza	4,292	3,996	296	7.4%	2,128	2,078	50	2.4%
Corporate and eliminations	(43)	(105)	62		(10)	(53)	43

Consolidated	71,271	65,178	6,093	9.3%	40,190	36,865	3,325	9.0%
Cost of services sold
Television	22,252	23,407	(1,155)	-4.9%	11,102	11,537	(435)	-3.8%
Radio	10,242	10,440	(198)	-1.9%	7,489	7,361	128	1.7%
Fisher Plaza	1,429	1,288	141	10.9%	641	666	(25)	-3.8%
Corporate and eliminations	811	780	31		400	383	17

Consolidated	34,734	35,915	(1,181)	-3.3%	19,632	19,947	(315)	-1.6%
Selling expenses
Television	6,585	5,933	652	11.0%	3,368	3,235	133	4.1%
Radio	5,581	5,114	467	9.1%	3,226	2,998	228	7.6%
Fisher Plaza	101	213	(112)	-52.6%	60	122	(62)	-50.8%

Consolidated	12,267	11,260	1,007	8.9%	6,654	6,355	299	4.7%
General and administrative expenses
Television	8,524	8,637	(113)	-1.3%	4,042	3,946	96	2.4%
Radio	2,177	2,079	98	4.7%	989	952	37	3.9%
Fisher Plaza	146	395	(249)	-63.0%	81	126	(45)	-35.7%
Corporate and eliminations	3,336	4,915	(1,579)	-32.1%	1,344	2,036	(692)	-34.0%

Consolidated	14,183	16,026	(1,843)	-11.5%	6,456	7,060	(604)	-8.6%
Depreciation and amortization
Television	2,935	4,908	(1,973)	-40.2%	1,464	2,230	(766)	-34.3%
Radio	442	595	(153)	-25.7%	219	296	(77)	-26.0%
Fisher Plaza	1,526	1,981	(455)	-23.0%	766	967	(201)	-20.8%
Corporate and eliminations	124	135	(11)	-8.1%	62	65	(3)	-4.6%

Consolidated	5,027	7,619	(2,592)	-34.0%	2,511	3,558	(1,047)	-29.4%
Income (loss) from operations
Television	8,554	1,311	7,243		6,015	2,422	3,593
Radio	(270)	(1,137)	867		158	(137)	295
Fisher Plaza	1,090	119	971		580	197	383
Corporate and eliminations	(4,314)	(5,935)	1,621		(1,816)	(2,537)	721

Consolidated	5,060	(5,642)	10,702		4,937	(55)	4,992

Other income, net	1,767	1,754	13		881	923	(42)
Interest expense, net	(6,822)	(6,775)	(47)		(3,368)	(3,404)	36

Income (loss) from continuing operations before income taxes	5	(10,663)	10,668		2,450	(2,536)	4,986
Provision (benefit) for federal and state income taxes		(4,095)	4,095		658	(1,074)	1,732

Income (loss) from continuing operations	5	(6,568)	6,573		1,792	(1,462)	3,254
Income (loss) from discontinued operations, net of income taxes	562	410	152		476	372	104

Net income (loss)	$567	$(6,158)	$6,725		$2,268	$(1,090)	$3,358

Comparison of Fiscal Six and Three-Month Periods Ended June 30, 2006, and June 30, 2005
Revenue
Television revenue increased in the three and six-month periods ended June 30, 2006 compared to the same periods in 2005, primarily due to improved national and local advertising in most of our markets as well as increased political advertising in certain markets. The increase was led by improvements at our two ABC-affiliated stations. Total revenue for our Seattle and Portland television stations increased 13.1% and 14.4%, respectively, in the first six months of 2006 as compared to the same period in 2005. Revenue from the remaining television stations increased slightly in the first six months of 2006 as compared to the like period in 2005. In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV and KATU through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewal include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreement. Television network compensation revenue decreased to $529,000 in the first six months of 2006, compared to $1.0 million in the same period of 2005.
Radio revenue increased in the three and six-month periods ended June 30, 2006, as compared to the same periods in 2005, primarily as a result of increased local revenue. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenue increased 17.3% in the first six months of 2006, compared to the first six months of 2005. We attribute the increase to improved ratings on KOMO-AM and a more aggressive sales strategy. Revenue from our small-market radio operations, which has historically comprised approximately 30% of our total radio revenue, has been included in the discontinued operations category due to the pending sale of those stations announced in May 2006.
Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the three and six-month periods ended June 30, 2006, as compared to the same periods of 2005, was due primarily to increased rents and service fees.
Cost of services sold
The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The decrease in the television segment cost of services sold in the three and six-month periods ended June 30, 2006, as compared to the same periods in 2005, is primarily the result of lower syndicated programming costs. In particular, the six months of 2005 included syndicated programming costs for a television program that was cancelled later in 2005; 2006 replacement programming was at a lower cost.
Cost of services sold at our radio segment in the first three and six-months of 2006 is similar to the comparable periods in 2005. Expenses fluctuate seasonally consistent with the effect of the Seattle Mariners programming.
The increase in cost of services sold at Fisher Plaza in the first half of 2006 over the same 2005 period was primarily attributable to the increased costs to provide services at a higher third-party tenant occupancy level, for which expense reimbursements are classified as revenue.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.
Selling expenses
The increase in selling expenses in the television segment in the three and six-month periods ended June 30, 2006, as compared to the same periods in 2005, were due primarily to increased commission-based expense at our television stations. The increase in selling expenses in the radio segment in the three and six-month periods ended

June 30, 2006, as compared to the same period in 2005, was due primarily to increased commission expense as a result of increased revenue.
Decreased selling expense at Fisher Plaza for the first half of 2006, as compared to the same period in 2005, was due primarily to reduced marketing efforts in 2006 as the property was becoming substantially occupied.
General and administrative expenses
The television segment had similar general and administrative costs during the three and six-month periods ended June 30, 2006, as compared to the corresponding 2005 periods. The radio segment had slightly increased general and administrative costs during the three and six-month periods ended June 30, 2006, as compared to the corresponding 2005 periods.
Decreased general and administrative expense at Fisher Plaza for the first six months of 2006 as compared to the same period in 2005 was due primarily to lower required administration and headcount levels due to management’s centralization of such functions to the corporate group in mid 2005.
The corporate group incurred lower general and administrative expenses in the first three and six-month periods of 2006, as compared to the same periods of 2005, due primarily to reduced pension-related expense and decreased severance-related expenses. In the first quarter of 2005, severance-related expense totaling approximately $1.0 million was recognized for the Company’s former chief executive officer. During second quarter of 2006, approximately $300,000 of severance-related expense was recognized for an executive officer.
Depreciation
Depreciation for the television, radio, and plaza segments declined in the three and six-month periods ended June 30, 2006, as compared to the same periods in 2005, as a result of certain assets having become fully depreciated.
Other income, net
Other income, net, includes primarily dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income.
Interest expense
Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees.
Provision (benefit) for federal and state income taxes
The provision or benefit for federal and state income taxes varies directly with pre-tax income or loss. Consequently, the changes in federal and state income taxes were primarily due to fluctuating income or losses from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of other permanent tax differences. As required by accounting rules for interim financial reporting, we record our income tax provision or benefits based upon our estimated annual effective tax rate of 23% for 2006. The estimated effective tax rate in the 2006 period was lower than in the same period in 2005 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Liquidity and capital resources
In September 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle the outstanding obligations.

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
Our current assets as of June 30, 2006 included cash and cash equivalents totaling $8.5 million, and we had working capital of $29.2 million. As of December 31, 2005, our current assets included cash and cash equivalents totaling $19.6 million, and we had working capital of $35.6 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities. However, we may use the credit facility to meet operating needs. As of June 30, 2006, the entire $20.0 million was available under the credit facility.
In May 2006, the Company entered into an amendment to an asset purchase agreement, dated December 12, 2005 with Equity Broadcasting Corporation and entities owned or controlled by Equity Broadcasting Corporation (“EBC”). As a result of the amendment, the Company paid a $3.5 million non-refundable fee in consideration for the extension of the Oregon Closing to September 30, 2006. The fee will be applied toward the purchase price of $19.3 million for the Oregon stations. The Company finalized the purchase of the Idaho stations for $1.0 million on May 15, 2006 and further agreed to pay $500,000 in prepaid fees upon establishing a JSA structure, on July 1, 2006.
Also in May 2006, the Company entered into an agreement pursuant to which its 100% owned subsidiary, Fisher Radio Regional Group Inc. (“FRRG”), will sell its 24 small-market radio stations located in Montana and Eastern Washington (the “Stations”), subject to FCC approval. The purchaser of the Stations is Cherry Creek Radio LLC and entities owned or controlled by Cherry Creek Radio LLC (“CCR”). The aggregate purchase price for the Stations is $33.3 million, subject to certain proration and adjustments. On July 21, 2006, FRRG agreed to a time brokerage agreement with CCR whereby CCR will provide programming to 19 FRRG stations, sell advertising, and collect payment on those sales while FRRG will maintain control as licensee of the stations, commencing on August 1, 2006.
In June 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. In connection and contemporaneously with the stock purchase agreement, the parties also entered into a Local Marketing Agreement (“LMA”). Under these agreements, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the right and obligation to acquire the remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB.
In July 2006 the Company entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007.
Net cash provided by operating activities during the six months ended June 30, 2006 was $3.1 million, compared to net cash used in operations of $6.4 million in the six months ended June 30, 2005. Net cash provided by (used in) operating activities consists of our net income (loss), adjusted by non-cash expenses such as depreciation and amortization, further adjusted by changes in deferred income tax and changes in operating assets and liabilities. Net cash used in investing activities during the period ended June 30, 2006 included $6.9 million used to purchase property, plant and equipment, $4.0 million paid as an investment in AABB and $3.5 million paid as a deposit on the purchase of the Oregon television stations from EBC. Net cash used in investing activities during the six months ended June 30, 2005 included $4.0 million used to purchase property, plant and equipment, which was partially offset by the collection of two notes receivable totalling $1.6 million related to prior year asset sales. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items. During 2006, we constructed full power digital broadcasting facilities or obtained waivers for extended construction for certain of our smaller market television stations to be in compliance with FCC rules.

Net cash provided by financing activities in the six months ended June 30, 2006 was $187,000, consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities in the six months ended June 30, 2005 was $2.9 million, comprised primarily of $3.1 million of proceeds from the exercise of stock options, partially offset by payments of notes payable and deferred loan costs.
We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at June 30, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of June 30, 2006, is at a fixed rate. As of June 30, 2006, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2006 was approximately $155.3 million, which was approximately $5.3 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2006, amounted to approximately $7.5 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of June 30, 2006 was $169.6 million, compared to $170.1 million as of December 31, 2005. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of June 30, 2006, these shares represented 2.6% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $17.0 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended June 30, 2006, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended June 30, 2006, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the second quarter of 2006, we made the following changes to our internal controls over financial reporting:
•	In June 2006, we announced the resignation of Rob Bateman as Chief Financial Officer and the intention to recruit for his successor.

•	In July 2006, we resolved to reappoint Jodi Colligan as Vice President of Finance and appointed her as Acting Chief Financial Officer until the next annual meeting of the Directors or the election and qualification of her successor.
Except for those changes, we have made no other change in internal control over financial reporting during the second fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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
Item 1A. Risk Factors
There were no material changes during the quarter ended June 30, 2006 from risk factors previously disclosed in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held April 27, 2006.
The four nominees elected to the Board of Directors for three-year terms expiring in 2009 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
James W. Cannon	7,200,875	258,762
Phelps K. Fisher	6,984,130	475,507
Deborah L. Bevier	7,225,483	234,154
Jerry A. St. Dennis	7,243,958	215,679
Continuing as Directors are Carol Fratt, Donald G. Graham, Jr. and Donald G. Graham, III, whose terms expire in 2007 and Richard L. Hawley, George F. Warren, Jr. and William W. Warren, Jr., whose terms expire in 2008.
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits:

10.1*	Amendment and Agreement Regarding Asset Purchase Agreement dated May 1, 2006 between Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006 (File No. 000-22439)).

10.2	Purchase and Sale Agreement dated May 30, 2006 by and between Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc.

10.3	Stock Purchase Agreement dated June 26, 2006 by and among Christopher J. Racine, African-American Broadcasting of Bellevue, Inc. and Fisher Broadcasting Company.

10.4	Local Marketing Agreement dated June 26, 2006 by and between Fisher Broadcasting Company and African-American Broadcasting of Bellevue, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Acting Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: August 8, 2006	/s/ Jodi A. Colligan

Jodi A. Colligan
Vice President Finance
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment and Agreement Regarding Asset Purchase Agreement dated May 1, 2006 between Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006 (File No. 000-22439)).

10.2	Purchase and Sale Agreement dated May 30, 2006 by and between Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc.

10.3	Stock Purchase Agreement dated June 26, 2006 by and among Christopher J. Racine, African-American Broadcasting of Bellevue, Inc. and Fisher Broadcasting Company.

10.4	Local Marketing Agreement dated June 26, 2006 by and between Fisher Broadcasting Company and African-American Broadcasting of Bellevue, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Acting Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.