Form 10-Q
period 2006-09-30
FISHER COMMUNICATIONS INC
filed 2006-11-09
CIK 1034669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1.25 par value, outstanding as of November 1, 2006: 8,720,091

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
          The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2006 and 2005

2.	Condensed Consolidated Balance Sheets: September 30, 2006 and December 31, 2005

3.	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2006 and 2005

4.	Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September 30, 2006 and 2005

5.	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1 – FINANCIAL STATEMENTS
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
(in thousands, except per-share amounts)
(Unaudited)
Revenue	$109,983	$100,813	$38,712	$35,635

Costs and expenses
Cost of services sold (exclusive of depreciation reported separately below, amounting to $6,222, $8,599, $2,073 and $2,208, respectively)	55,411	55,792	20,677	19,877
Selling expenses	18,811	17,579	6,544	6,319
General and administrative expenses	21,328	22,519	7,145	6,493
Depreciation and amortization	7,515	10,261	2,488	2,642

	103,065	106,151	36,854	35,331

Income (loss) from operations	6,918	(5,338)	1,858	304
Other income, net	2,814	2,658	1,047	904
Interest expense	(10,396)	(10,241)	(3,574)	(3,466)

Loss from continuing operations before income taxes	(664)	(12,921)	(669)	(2,258)
Provision (benefit) for federal and state income taxes	115	(5,235)	115	(1,140)

Loss from continuing operations	(779)	(7,686)	(784)	(1,118)
Income from discontinued operations, net of income taxes	675	738	113	328

Net loss	$(104)	$(6,948)	$(671)	$(790)

Income (loss) per share:
From continuing operations	$(0.09)	$(0.89)	$(0.09)	$(0.13)
From discontinued operations	0.08	0.09	0.01	0.04

Basic and diluted net loss per share	$(0.01)	$(0.80)	$(0.08)	$(0.09)

Shares used in computation of basic and diluted net loss per share	8,711	8,671	8,716	8,695
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2006	2005
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,851	$19,622
Receivables, net	29,988	28,166
Income taxes receivable	986	986
Deferred income taxes	923	665
Prepaid expenses	2,316	4,295
Television and radio broadcast rights	8,848	6,519
Assets held for sale	286

Total current assets	45,198	60,253
Marketable securities, at market value	177,397	170,053
Cash value of life insurance and retirement deposits	15,780	15,303
Television and radio broadcast rights	1,052	2,075
Goodwill, net	32,688	38,354
Intangible assets	32,784	1,244
Investment in equity investee	2,769	2,759
Prepaid financing fees and other assets	6,994	6,040
Assets held for sale	12,211
Property, plant and equipment, net	147,862	144,312

Total Assets	$474,735	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior credit facility	$13,000	$
Trade accounts payable	3,097	3,483
Accrued payroll and related benefits	6,889	7,355
Interest payable	563	3,809
Television and radio broadcast rights payable	7,761	5,524
Obligation under asset purchase agreement	9,800
Other current liabilities	5,170	4,520
Liabilities of businesses held for sale	610

Total current liabilities	46,890	24,691
Long-term debt	150,000	150,000
Accrued retirement benefits	19,734	19,644
Deferred income taxes	34,670	31,381
Other liabilities	8,184	5,056
Liabilities of businesses held for sale	48

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,720,091 as of September 30, 2006 and 8,705,041 as of December 31, 2005	10,900	10,881
Capital in excess of par	9,331	8,590
Deferred compensation		(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	114,373	109,600
Minimum pension liability	(2,172)	(2,172)
Retained earnings	82,777	82,881

Total Stockholders’ Equity	215,209	209,621

Total Liabilities and Stockholders’ Equity	$474,735	$440,393

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30
	2006	2005
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(104)	$(6,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,623	10,445
Deferred income taxes	462	(6,033)
Equity in operations of equity investees	(10)	(20)
Amortization of deferred loan costs	474	488
Amortization of television and radio broadcast rights	16,418	17,745
Payments for television and radio broadcast rights	(15,493)	(16,840)
Other	392	389
Change in operating assets and liabilities
Receivables	(1,821)	(1,047)
Prepaid expenses	693	616
Cash value of life insurance and retirement deposits	(477)	(88)
Other assets	(329)	(14)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(2,838)	(5,486)
Income taxes receivable and payable		1,036
Accrued retirement benefits	89	848
Other liabilities	3,184	94

Net cash provided by (used in) operating activities	8,263	(4,815)

Cash flows from investing activities
Proceeds from collection of notes receivable		1,585
Proceeds from sale of marketable securities		247
Payments for options to purchase television stations	(1,100)
Purchase of Seattle television station	(16,142)
Payments toward purchase of Oregon television stations	(9,728)
Purchase of property, plant and equipment	(12,633)	(6,576)

Net cash used in investing activities	(39,603)	(4,744)

Cash flows from financing activities
Payments under notes payable		(53)
Borrowings under borrowing agreements	15,000
Payments on borrowing agreements	(2,000)
Excess tax benefit from exercise of stock options	23
Payment of deferred loan costs		(87)
Proceeds from exercise of stock options	546	3,068

Net cash provided by financing activities	13,569	2,928

Net decrease in cash and cash equivalents	(17,771)	(6,631)
Cash and cash equivalents, beginning of period	19,622	16,025

Cash and cash equivalents, end of period	$1,851	$9,394

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
(in thousands)
(Unaudited)
Net loss	$(104)	$(6,948)	$(671)	$(790)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	7,343	3,382	7,766	(2,912)
Effect of income taxes	(2,570)	(1,184)	(2,718)	1,020

Less: Reclassification adjustment for gains included in net loss		(106)

	4,773	2,092	5,048	(1,892)

Comprehensive income (loss)	$4,669	$(4,856)	$4,377	$(2,682)

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the first three quarters of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.
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
          Variable Interest Entities
The Company, generally in connection with pending acquisitions subject to FCC consent and other contingencies, may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. As a result of these agreements, the Company may determine that the station is a Variable Interest Entity (“VIE”) and that the Company is the primary beneficiary of the variable interest. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, the Company continues to operate the station under the agreement until the termination of such agreement, which typically occurs on consummation of the acquisition of the station. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station.
3. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its financial statements upon adoption.
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of operations. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company does not anticipate that adoption of this Standard will materially impact its financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”) relating to income taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.
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
4. Discontinued Operations
On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce to 19 the number of stations being sold pursuant to the agreement, at a total sales price of $29.1 million (see Note 13). The remaining five stations continue to be held for sale. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the results of operations of these 24 stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.
Operational data for these stations to be sold is summarized as follows (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
	(Unaudited)
Revenue	$7,830	$9,070	$1,781	$3,169
Income from discontinued operations:
Discontinued operating activities	$1,046	$1,135	$178	$504
Income tax effect	(371)	(397)	(65)	(176)

	$675	$738	$113	$328

The following table summarizes the classes of assets held for sale as of September 30, 2006 (in thousands):

Assets held for sale:
Goodwill, net	$8,683
Property, plant and equipment, net	2,284
Intangible assets	1,244
Other assets	286

$12,497

5. Acquisitions
On June 26, 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. Under this agreement, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the right and obligation to acquire the remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB. On September 26, 2006, the Company acquired the remaining 75 percent equity interest in

AABB for $12.0 million, and consolidated the entity as of that date.
On September 22, 2006, the Company entered into a second amendment to an asset purchase agreement dated December 7, 2005 with Equity Broadcasting Corporation and entities owned or controlled by EBC (“EBC”). The amendment provided, among other things, that the Company paid an additional $6.0 million non-refundable fee in consideration for deferring the consummation of the acquisition of two television stations in Oregon (the “Oregon closing”) to November 1, 2006, to be applied toward the purchase price of $19.3 million (see Note 13). As a result of the amended terms of the agreement and JSA, the Company has determined that it is the primary beneficiary of the two Oregon stations and as a result has consolidated the assets at their fair values as of September 22, 2006.
The primary assets acquired in these acquisitions are FCC licenses and property, plant and equipment. The Company’s purchase price allocations as reflected in the accompanying condensed consolidated balance sheet are preliminary and have not been finalized. The Company does not anticipate any significant differences between current values recorded and the fair values upon finalizing the purchase price allocations.
6. Local Marketing Agreement
On July 11, 2006, the Company entered into a Local Marketing Agreement with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the Local Marketing Agreement, Fisher entered into an Option Agreement with WatchTV, whereby Fisher has the right to acquire the stations until June 30, 2007.
7. Senior Credit Facility
On September 20, 2004, the Company entered into a six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. At September 30, 2006, $13.0 million was outstanding under the Revolver, at an interest rate of 7.83%. No amounts were outstanding under the Revolver at December 31, 2005.
8. Television and Radio Broadcast Rights and Other Broadcast Commitments
The Company acquires television and radio broadcast rights, and may make commitments for program rights where the cost exceeds the projected direct revenue from the program. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
At September 30, 2006, the Company had commitments under license agreements amounting to $41.1 million for future rights to broadcast television and radio programs through 2011, and $4.7 million in related fees. As these programs will not be available for broadcast until after September 30, 2006, they have been excluded from the financial statements in accordance with provisions of SFAS No. 63, “Financial Reporting by Broadcasters.” In addition, the broadcasting subsidiary has exclusive rights to sell available advertising time for a radio station in Seattle (the “Joint Sales Agreement”). Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $9.1 million through 2011.
9. Retirement Benefits
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
The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Nine months ended			Three months ended
	September 30			September 30
	2006		2005	2006		2005
Service cost	$		$80	$		$
Interest cost		779	781		259		247
Amortization of loss		116	247		39		72
Recognition of remaining transition obligation, curtailment loss			451

Net periodic pension cost		$895	$1,559		$298		$319

Assumptions used to determine net periodic pension costs are as follows:

	2006	2005
Discount rate	5.48%	5.02% - 5.74%
Rate of compensation increase	—	0.00% - 3.00%
10. Income (loss) Per Share
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
The weighted average number of shares outstanding for the nine and three-month periods ended September 30, 2006 was 8,710,682 and 8,716,077, respectively. The dilutive effect of 7,900 restricted stock rights and options to purchase 219,425 shares are excluded for the nine and three-month periods ended September 30, 2006, because such rights and options were anti-dilutive due to the net loss for the periods; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
The weighted average number of shares outstanding for the nine and three-month periods ended September 30, 2005 was 8,670,567 and 8,694,992, respectively. The dilutive effect of 1,000 restricted stock rights and options to purchase 336,615 shares are excluded for the nine and three-month periods ended September 30, 2005, because such rights and options were anti-dilutive due to the net loss for the periods; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

11. Stock-Based Compensation
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
The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon option exercise or rights vesting. As of September 30, 2006, options and rights for 191,000 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of September 30, 2006, options and rights for 227,000 shares had been issued, net of forfeitures.
Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. Non-cash compensation expense of $290,000 ($188,000 after-tax) and $54,000 ($35,000 after-tax) related to the options was recorded for the nine and three-month periods ended September 30, 2006, respectively. During the first quarter of 2005, the vesting on certain previously granted options was accelerated as part of a separation agreement with the Company’s former chief executive officer; as a result, the Company recognized non-cash compensation expense of $303,000 ($197,000 after-tax). No compensation expense related to stock options was recorded in the second or third quarter of 2005.
Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $59,000 ($39,000 after-tax) and $8,000 ($5,000 after-tax) related to the rights was recorded for the nine and three-month periods ended September 30, 2006, respectively. Compensation expense related to restricted stock rights of $6,000 was recorded during the nine and three-month periods ended September 30, 2005.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
Assumptions:
Weighted average risk-free interest rate	4.8%	4.1%	5.0%
Expected dividend yield	0	0	0
Expected volatility	33%	31%	32%
Expected life of options	6 years	6 years	6 years

Weighted average fair value at date of grant	$17.43	$19.74	$16.77
There were no stock options granted during the three months ended September 30, 2005.
          Stock-based Compensation Under SFAS 123(R)
Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the nine and three-month periods ended September 30, 2006 totalled $349,000 and $62,000, respectively, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2006, the Company had approximately $975,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of approximately five years (or a weighted average period of 1.8 years). A greater percentage of the stock-based compensation expense is recognized in the first few years due to the prior method under APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the nine and three-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Nine months ended	Three months ended
	September 30	September 30
Condensed consolidated statement of operations:
Decrease in income from operations	$(290)	$(54)
Increase in loss before income taxes	(290)	(54)
Increase in net loss	(188)	(35)
Increase in basic and diluted net loss per share	(0.02)	—

Condensed consolidated statement of cash flows:
Decrease in net cash provided by operating activities	(23)	(13)
Increase in net cash provided by financing activities	23	13
     Stock Award Activity
A summary of stock options and restricted stock rights is as follows:

	Stock Options				Restricted Stock Rights
		Weighted	Weighted
		Average	Average			Weighted
		Exercise	Remaining	Aggregate		Average
	Number	Price Per	Contractual	Intrinsic	Number	Grant-Date
	of Shares	Share	Life	Value	of Shares	Fair Value
Outstanding at December 31, 2005	275,430	$52.88			4,000	$46.89
Options and stock rights granted	47,100	42.40			6,400	42.70
Options exercised/stock rights vested	(14,800)	36.86			(250)	49.75
Options expired	(4,000)	37.25
Options and stock rights forfeited	(84,305)	49.94			(2,250)	45.05

Outstanding at September 30, 2006	219,425	$53.20	5.4 years	$54,285	7,900	$43.93

Exercisable at September 30, 2006	150,600	$56.85	3.8 years	$39,400

The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 18,500 options that had exercise prices that were lower than the $41.55 closing market price of the Company’s common stock at September 30, 2006.
The total intrinsic value of options exercised during the nine and three-month periods ended September 30, 2006 was $69,000 and $40,000 respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2005 was $848,000, determined as of the date of exercise. No options were exercised during the three months ended September 30, 2006. During the nine months ended September 30, 2006, 250 restricted stock rights vested, with a total fair value of $11,000. During the nine months ended September 30, 2005, 60 restricted stock rights vested, with a total fair value of $3,000. No restricted stock rights vested during the three months ended September 30, 2006 or 2005.

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

	Nine months ended	Three months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(6,948)	$(790)
Add: stock-based compensation included in net loss, net of tax	197	—
Deduct: total stock-based compensation determined under fair value method for all awards, net of tax	(266)	(85)

Pro forma net loss	$(7,017)	$(875)

Basic and diluted net loss per share:
As reported	$(0.80)	$(0.09)
Pro forma	$(0.81)	$(0.10)
12. Segment Information
The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s 14 network-affiliated television stations, and a 50% interest in a company that owns a 15th television station. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s 24 small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.
Revenue for each reportable segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2006	2005	2006	2005
Television	$73,322	$65,883	$24,472	$21,687
Radio	29,986	29,049	11,814	11,958
Fisher Plaza	6,662	5,998	2,370	2,002
Corporate and eliminations	13	(117)	56	(12)

	$109,983	$100,813	$38,712	$35,635

Income (loss) before interest and income taxes for each reportable segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2006	2005	2006	2005
Television	$12,303	$3,708	$3,619	$2,273
Radio	(539)	(1,163)	(332)	(95)
Fisher Plaza	1,602	172	513	70
Corporate and eliminations	(3,634)	(5,397)	(895)	(1,040)

	$9,732	$(2,680)	$2,905	$1,208

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2006	2005	2006	2005
Total segment income (loss) before interest and income taxes	$9,732	$(2,680)	$2,905	$1,208
Interest expense, net	(10,396)	(10,241)	(3,574)	(3,466)

	$(664)	$(12,921)	$(669)	$(2,258)

Identifiable assets for each reportable segment are as follows (in thousands):

	September 30	December 31
Total assets	2006	2005
Television	$121,936	$92,543
Radio	27,643	41,487
Fisher Plaza	119,768	118,611
Corporate and eliminations	192,891	187,752

Continuing operations	$462,238	$440,393

Identifiable assets by reportable segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

13. Subsequent Events
On October 31, 2006, the Company completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The closing on the sale of one additional Montana station to the same buyer is currently pending FCC approval. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale.
On November 1, 2006, the Company finalized the Oregon closing with EBC for $19.3 million (see Note 5).
14. Financial Information for Guarantors
On September 20, 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Also presented are the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$110,139	$(156)	$109,983
Costs and expenses
Cost of services sold		54,171	1,240	55,411
Selling expenses		18,811		18,811
General and administrative expenses	6,144	16,580	(1,396)	21,328
Depreciation and amortization	184	7,331		7,515

	6,328	96,893	(156)	103,065

Income (loss) from operations	(6,328)	13,246	—	6,918
Other income, net	2,551	263		2,814
Equity in income of subsidiaries	9,207		(9,207)	—
Interest expense	(10,391)	(5)		(10,396)

Income (loss) from continuing operations before income taxes	(4,961)	13,504	(9,207)	(664)
Provision (benefit) for federal and state income taxes	(4,857)	4,972		115

Income (loss) from continuing operations	(104)	8,532	(9,207)	(779)
Income from discontinued operations, net of income taxes		675		675

Net income (loss)	$(104)	$9,207	$(9,207)	$(104)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$100,944	$(131)	$100,813
Costs and expenses
Cost of services sold		54,624	1,168	55,792
Selling expenses		17,579		17,579
General and administrative expenses	7,569	16,249	(1,299)	22,519
Depreciation and amortization	183	10,078		10,261

	7,752	98,530	(131)	106,151

Income (loss) from operations	(7,752)	2,414	—	(5,338)
Other income, net	2,164	494		2,658
Equity in income of subsidiaries	2,610		(2,610)	—
Interest expense	(10,241)			(10,241)

Income (loss) from continuing operations before income taxes	(13,219)	2,908	(2,610)	(12,921)
Provision (benefit) for federal and state income taxes	(6,271)	1,036		(5,235)

Income (loss) from continuing operations	(6,948)	1,872	(2,610)	(7,686)
Income from discontinued operations, net of income taxes		738		738

Net income (loss)	$(6,948)	$2,610	$(2,610)	$(6,948)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$38,764	$(52)	$38,712
Costs and expenses
Cost of services sold		20,248	429	20,677
Selling expenses		6,544		6,544
General and administrative expenses	1,921	5,705	(481)	7,145
Depreciation and amortization	60	2,428		2,488

	1,981	34,925	(52)	36,854

Income (loss) from operations	(1,981)	3,839	—	1,858
Other income, net	975	72		1,047
Equity in income of subsidiaries	2,543		(2,543)	—
Interest expense	(3,574)			(3,574)

Income (loss) from continuing operations before income taxes	(2,037)	3,911	(2,543)	(669)
Provision (benefit) for federal and state income taxes	(1,366)	1,481		115

Income (loss) from continuing operations	(671)	2,430	(2,543)	(784)
Income from discontinued operations, net of income taxes		113		113

Net income (loss)	$(671)	$2,543	$(2,543)	$(671)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$35,652	$(17)	$35,635
Costs and expenses
Cost of services sold		19,487	390	19,877
Selling expenses		6,319		6,319
General and administrative expenses	1,883	5,017	(407)	6,493
Depreciation and amortization	49	2,593		2,642

	1,932	33,416	(17)	35,331

Income (loss) from operations	(1,932)	2,236	—	304
Other income, net	759	145		904
Equity in income of subsidiaries	1,833		(1,833)
Interest expense	(3,466)			(3,466)

Income (loss) from continuing operations before income taxes	(2,806)	2,381	(1,833)	(2,258)
Provision (benefit) for federal and state income taxes	(2,016)	876		(1,140)

Income (loss) from continuing operations	(790)	1,505	(1,833)	(1,118)
Income from discontinued operations, net of income taxes		328		328

Net income (loss)	$(790)	$1,833	$(1,833)	$(790)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of September 30, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,481	$370	$		$1,851
Receivables, net	534	29,454			29,988
Due from affiliate	8,294			(8,294)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	73	850			923
Prepaid expenses	255	2,061			2,316
Television and radio broadcast rights		8,848			8,848
Assets held for sale		286			286

Total current assets	12,175	41,869		(8,846)	45,198
Marketable securities, at market value	176,960	437			177,397
Investment in consolidated subsidiaries	234,263			(234,263)	—
Cash value of life insurance and retirement deposits	5,378	10,402			15,780
Television and radio broadcast rights		1,052			1,052
Goodwill, net		32,688			32,688
Intangible assets		32,784			32,784
Investments in equity investee		2,769			2,769
Prepaid financing fees and other assets	4,696	2,298			6,994
Assets held for sale		12,211			12,211
Property, plant and equipment, net	888	146,974			147,862

Total Assets	$434,360	$283,484		$(243,109)	$474,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior credit facility	$13,000	$	$		$13,000
Trade accounts payable	795	2,302			3,097
Payable to affiliate		8,294		(8,294)	—
Accrued payroll and related benefits	1,034	5,855			6,889
Interest payable	563				563
Television and radio broadcast rights payable		7,761			7,761
Income taxes payable		552		(552)	—
Obligation under asset purchase agreement		9,800			9,800
Other current liabilities	1,463	3,707			5,170
Liabilities of businesses held for sale		610			610

Total current liabilities	16,855	38,881		(8,846)	46,890
Long-term debt	150,000				150,000
Accrued retirement benefits	19,649	85			19,734
Deferred income taxes	32,582	2,088			34,670
Other liabilities	65	8,119			8,184
Liabilities of businesses held for sale		48			48
Stockholders’ Equity
Common stock	10,900	1,131		(1,131)	10,900
Capital in excess of par	9,331	164,234		(164,234)	9,331
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	114,373				114,373
Minimum pension liability	(2,172)				(2,172)
Retained earnings	82,777	68,898		(68,898)	82,777

Total Stockholders’ Equity	215,209	234,263		(234,263)	215,209

Total Liabilities and Stockholders’ Equity	$434,360	$283,484		$(243,109)	$474,735

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2005

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,660	$15,962	$		$19,622
Receivables, net	105	28,061			28,166
Due from affiliate	6,184			(6,184)	—
Income taxes receivable	1,538			(552)	986
Deferred income taxes	7	658			665
Prepaid expenses	414	3,881			4,295
Television and radio broadcast rights		6,519			6,519

Total current assets	11,908	55,081		(6,736)	60,253
Marketable securities, at market value	169,634	419			170,053
Investment in consolidated subsidiaries	225,057			(225,057)	—
Cash value of life insurance and retirement deposits	5,115	10,188			15,303
Television and radio broadcast rights		2,075			2,075
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,759			2,759
Prepaid financing fees and and other assets	5,169	871			6,040
Property, plant and equipment, net	904	143,408			144,312

Total Assets	$417,787	$254,399		$(231,793)	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$693	$2,790	$		$3,483
Payable to affiliate		6,184		(6,184)	—
Accrued payroll and related benefits	1,113	6,242			7,355
Interest payable	3,809				3,809
Television and radio broadcast rights payable		5,524			5,524
Income taxes payable		552		(552)	—
Other current liabilities	2,058	2,462			4,520

Total current liabilities	7,673	23,754		(6,736)	24,691
Long-term debt	150,000				150,000
Accrued retirement benefits	19,560	84			19,644
Deferred income taxes	30,868	513			31,381
Other liabilities	65	4,991			5,056
Stockholders’ Equity
Common stock	10,881	1,131		(1,131)	10,881
Capital in excess of par	8,590	164,234		(164,234)	8,590
Deferred compensation	(159)				(159)
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	109,600				109,600
Minimum pension liability	(2,172)				(2,172)
Retained earnings	82,881	59,692		(59,692)	82,881

Total Stockholders’ Equity	209,621	225,057		(225,057)	209,621

Total Liabilities and Stockholders’ Equity	$417,787	$254,399		$(231,793)	$440,393

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
Net cash provided by (used in) operating activities	$(15,577)	$23,840	$		$8,263

Cash flows from investing activities
Payment of options for purchase of television stations		(1,100)			(1,100)
Purchase of Seattle television station		(16,142)			(16,142)
Payments towards purchase of Oregon television stations		(9,728)			(9,728)
Purchase of property, plant and equipment	(169)	(12,464)			(12,633)

Net cash used in investing activities	(169)	(39,434)		—	(39,603)

Cash flows from financing activities
Borrowings under borrowing agreements	15,000				15,000
Payments on borrowing agreements	(2,000)				(2,000)
Excess tax benefit from exercise of stock options	23				23
Proceeds from exercise of stock options	546				546

Net cash provided by financing activities	13,569	—		—	13,569

Net decrease in cash and cash equivalents	(2,177)	(15,594)		—	(17,771)
Cash and cash equivalents, beginning of period	3,660	15,962			19,622

Cash and cash equivalents, end of period	$1,483	$368		$—	$1,851

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2005

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
Net cash used in operating activities	$(2,520)	$(2,295)	$		$(4,815)

Cash flows from investing activities
Proceeds from collection of notes receivable		1,585			1,585
Proceeds from sale of marketable securities	73	174			247
Purchase of property, plant and equipment	(233)	(6,343)			(6,576)

Net cash used in investing activities	(160)	(4,584)		—	(4,744)

Cash flows from financing activities
Payments under notes payable	(44)	(9)			(53)
Payment of deferred loan costs	(87)				(87)
Proceeds from exercise of stock options	3,068				3,068

Net cash provided by (used in) financing activities	2,937	(9)		—	2,928

Net increase (decrease) in cash and cash equivalents	257	(6,888)		—	(6,631)
Cash and cash equivalents, beginning of period	1,007	15,018			16,025

Cash and cash equivalents, end of period	$1,264	$8,130		$—	$9,394

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 15, 2006 and any changes thereto disclosed on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 9, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
This discussion is intended to provide an analysis of significant trends, if any, and material changes in our financial position and operating results of our business units during the three and nine-month periods ended September 30, 2006, compared with the corresponding periods in 2005.
We are an integrated media company. We own and operate 14 network-affiliated television stations and nine radio stations. This station count includes the two Oregon television stations purchased in November 2006, and excludes the 18 small-market radio stations sold in October 2006, as further discussed below. We also own a 50% interest in a company that owns a 15th television station. Our television and radio stations are located in Washington, Oregon, Idaho, and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.
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
Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, representing approximately three-fourths of our television revenue, are affiliated with ABC. We have three Univision-affiliated television stations and two Telefutura-affiliated television stations, and the remaining eight television stations (including 50%-owned KPIC TV) are affiliated with CBS. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
On November 1, 2006, the Company finalized the purchase of two Oregon television stations for $19.3 million. This transaction was initially announced in December 2005 and included the purchase of two Idaho TV stations, which was finalized in May 2006. A second amendment to this purchase agreement in September 2006 included a one-year option to purchase one to three additional television stations in the Northwest.
On October 31, 2006, the Company completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The closing on the sale of one additional Montana station to the same buyer is currently pending FCC approval. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. The 24 station group is treated as discontinued operations in the accompanying financial data.
In September 2006, the Company completed a stock purchase of African-American Broadcasting of Bellevue, Inc. (“AABB”), with its owner Christopher J. Racine. Under this agreement, the Company acquired 100 percent equity interest in AABB for $16.0 million, which was consolidated as of September 26, 2006.
In July 2006, the Company entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of September 30, 2006, approximately 93% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 91% occupied or committed for occupancy at December 31, 2005 and 90% at September 30, 2005. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
CONSOLIDATED RESULTS OF OPERATIONS
We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of the Company’s 14 network-affiliated television stations, and a 50% interest in a company that owns a 15th television station. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s 24 small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.
Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Nine months				Three months
(dollars in thousands)	ended September 30,		Variance		ended September 30,		Variance
(Unaudited)	2006	2005	$	%	2006	2005	$	%
Revenue
Television	$73,322	$65,883	$7,439	11.3%	$24,472	$21,687	$2,785	12.8%
Radio	29,986	29,049	937	3.2%	11,814	11,958	(144)	-1.2%
Fisher Plaza	6,662	5,998	664	11.1%	2,370	2,002	368	18.4%
Corporate and eliminations	13	(117)	130		56	(12)	68

Consolidated	109,983	100,813	9,170	9.1%	38,712	35,635	3,077	8.6%
Cost of services sold
Television	33,993	34,483	(490)	-1.4%	11,741	11,076	665	6.0%
Radio	17,829	18,136	(307)	-1.7%	7,587	7,696	(109)	-1.4%
Fisher Plaza	2,349	2,003	346	17.3%	920	715	205	28.7%
Corporate and eliminations	1,240	1,170	70		429	390	39

Consolidated	55,411	55,792	(381)	-0.7%	20,677	19,877	800	4.0%
Selling expenses
Television	9,861	9,024	837	9.3%	3,276	3,091	185	6.0%
Radio	8,800	8,235	565	6.9%	3,219	3,121	98	3.1%
Fisher Plaza	150	320	(170)	-53.1%	49	107	(58)	-54.2%

Consolidated	18,811	17,579	1,232	7.0%	6,544	6,319	225	3.6%
General and administrative expenses
Television	12,977	12,445	532	4.3%	4,453	3,808	645	16.9%
Radio	3,318	3,047	271	8.9%	1,141	968	173	17.9%
Fisher Plaza	241	687	(446)	-64.9%	95	292	(197)	-67.5%
Corporate and eliminations	4,792	6,340	(1,548)	-24.4%	1,456	1,425	31	2.2%

Consolidated	21,328	22,519	(1,191)	-5.3%	7,145	6,493	652	10.0%
Depreciation and amortization
Television	4,361	6,397	(2,036)	-31.8%	1,426	1,489	(63)	-4.2%
Radio	649	879	(230)	-26.2%	207	284	(77)	-27.1%
Fisher Plaza	2,321	2,800	(479)	-17.1%	795	819	(24)	-2.9%
Corporate and eliminations	184	185	(1)	-0.5%	60	50	10	20.0%

Consolidated	7,515	10,261	(2,746)	-26.8%	2,488	2,642	(154)	-5.8%
Income (loss) from operations
Television	12,130	3,534	8,596		3,577	2,223	1,354
Radio	(610)	(1,248)	638		(340)	(111)	(229)
Fisher Plaza	1,601	188	1,413		511	69	442
Corporate and eliminations	(6,203)	(7,812)	1,609		(1,890)	(1,877)	(13)

Consolidated	6,918	(5,338)	12,256		1,858	304	1,554

Other income, net	2,814	2,658	156		1,047	904	143
Interest expense	(10,396)	(10,241)	(155)		(3,574)	(3,466)	(108)

Loss from continuing operations before income taxes	(664)	(12,921)	12,257		(669)	(2,258)	1,589
Provision (benefit) for federal and state income taxes	115	(5,235)	5,350		115	(1,140)	1,255

Loss from continuing operations	(779)	(7,686)	6,907		(784)	(1,118)	334
Income from discontinued operations, net of income taxes	675	738	(63)		113	328	(215)

Net loss	$(104)	$(6,948)	$6,844		$(671)	$(790)	$119

Comparison of Fiscal Nine and Three-Month Periods Ended September 30, 2006, and September 30, 2005
Revenue
Television revenue increased in the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005, primarily due to improved national and local advertising in most of our markets as well as increased political advertising in certain markets. The increase was led by improvements at our two ABC-affiliated stations. Total revenue for our Seattle and Portland television stations increased 13.6% and 12.9%, respectively, in the first nine months of 2006 as compared to the same period in 2005. Revenue from the remaining television stations increased slightly in the first nine months of 2006 as compared to the like period in 2005. In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewal include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreements. Television network compensation revenue decreased to $722,000 in the first nine months of 2006, compared to $1.5 million in the same period of 2005.
Radio revenue increased in the nine-month period ended September 30, 2006, as compared to the same period in 2005, primarily as a result of increased local revenue at our Seattle stations. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, total radio revenue increased 4.7% in the first nine months of 2006, compared to the first nine months of 2005. We attribute the increase to improved ratings and a more aggressive sales strategy. Radio revenue decreased slightly in the three-month period ended September 30, 2006, as compared to the same period in 2005, primarily as a result of decreased revenue during broadcasts of the Mariner’s baseball games. Revenue from our small-market radio operations has been included in the discontinued operations category due to the pending sale of those stations announced in May 2006. The sale of 18 of the 24 small-market radio stations was completed on October 31, 2006, with the sale of one additional station to the same buyer currently pending FCC approval. The remaining five stations continue to be held for sale.
Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. The increase in revenue in the three and nine-month periods ended September 30, 2006, as compared to the same periods of 2005, was due primarily to increased rents and service fees.
Cost of services sold
The cost of services sold consists primarily of costs to acquire, produce, and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue. The decrease in the television segment cost of services sold in the nine-month period ended September 30, 2006, as compared to the same period in 2005, is primarily the result of lower syndicated programming costs. In particular, the nine months of 2005 included syndicated programming costs for a television program that was cancelled later in 2005; 2006 replacement programming was at a lower cost. The increase in the television segment cost of services sold in the three-month period ended September 30, 2006, as compared to the same quarter of 2005, is primarily the result of investments in our news product at certain stations and start up costs related to our Spanish-language operations.
Cost of services sold at our radio segment in the three and nine-months of 2006 is similar to the comparable periods in 2005. Expenses fluctuate seasonally consistent with the effect of the Seattle Mariners programming.
The increase in cost of services sold at Fisher Plaza in the three and nine-months of 2006 over the same 2005 periods was primarily attributable to the increased costs to provide services at a higher third-party tenant occupancy level, for which expense reimbursements are classified as revenue.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-

related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.
Selling expenses
The increase in selling expenses in the television segment in the three and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, was due primarily to increased commission-based expense at our television stations. The increase in selling expenses in the radio segment in the three and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, was also due primarily to increased commission expense as a result of increased local revenue.
Decreased selling expense at Fisher Plaza for the three and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, was due primarily to reduced marketing efforts in 2006 as the property was becoming substantially occupied.
General and administrative expenses
The television segment had increased general and administrative costs during the three and nine-month periods ended September 30, 2006, as compared to the corresponding 2005 periods primarily due to station-related severance costs incurred during the third quarter of 2006. The radio segment had increased general and administrative costs during the three and nine-month periods ended September 30, 2006, as compared to the corresponding 2005 periods primarily due to higher employment-related costs.
Decreased general and administrative expense at Fisher Plaza for the three and nine-month periods ended September 30, 2006, as compared to the corresponding 2005 periods, was due primarily to lower required administration and headcount levels due to management’s centralization of such functions to the corporate group in mid 2005.
The corporate group incurred lower general and administrative expenses in the first nine months of 2006, as compared to the same period of 2005, due primarily to reduced pension-related expense, decreased Sarbanes-Oxley related audit fees, and decreased severance-related expenses. In the first quarter of 2005, severance-related expense totaling approximately $1.0 million was recognized for the Company’s former chief executive officer. During the second quarter of 2006, approximately $300,000 of severance-related expense was recognized for an executive officer. As 2006 is the third year of compliance with the Sarbanes-Oxley Act of 2002, related expenses have been significantly reduced from prior year levels. Lower pension-related costs have been recognized during 2006 due to the curtailment of a supplemental employee retirement plan in the second quarter of 2005.
Depreciation
Depreciation for the television, radio, and Plaza segments declined in the three and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, as a result of certain assets having become fully depreciated.
Other income, net
Other income, net, includes primarily dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in other income, net in the three and nine-month periods ended September 30, 2006 over the same 2005 periods was primarily attributable to increased dividends received from our investment in Safeco Corporation common stock.
Interest expense
Interest expense consists primarily of interest on our $150 million senior notes, amortization of loan fees, and interest on borrowings under our $20.0 million senior credit facility.

Provision (benefit) for federal and state income taxes
The provision or benefit for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in federal and state income taxes were primarily due to fluctuating income or losses from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock, changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of other permanent tax differences. As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate of 23% for 2006. In addition, during the three-months ended September 30, 2006 we recognized additional federal income tax expense as a result of a tax audit of approximately $388,000. The estimated effective tax rate in the 2006 period was lower than in the same period in 2005 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
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
Our current assets as of September 30, 2006 included cash and cash equivalents totaling $1.9 million, and we had a working capital deficit of $1.7 million due to the acquisition of a television station in Seattle and additional deposits toward the purchase of two Oregon television stations funded by operating cash and borrowing under our $20.0 million credit facility. As of December 31, 2005, our current assets included cash and cash equivalents totaling $19.6 million, and we had working capital of $35.6 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of September 30, 2006, $7.0 million was available under the credit facility.
In November 2006, the Company finalized the purchase of two Oregon television stations for $19.3 million. This transaction was initially announced in December 2005 and included the purchase of two Idaho TV stations which was finalized in May 2006. A second amendment to this purchase agreement in September 2006 included a one year option to purchase one to three additional television stations in the Northwest.
In October 2006, the Company completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The closing on the sale of one additional Montana station to the same buyer is currently pending FCC approval. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. The 24 station group is treated as discontinued operations in the accompanying financial data. A portion of the proceeds from this sale were used to partially fund the purchase of the two Oregon television stations noted above, in addition to being utilized to pay down the outstanding balance on our senior credit facility.
In September 2006, the Company completed a stock purchase of AABB, with its owner Christopher J. Racine. Under this agreement, the Company acquired 100 percent equity interest in AABB for $16.0 million.
In July 2006, the Company entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007.

Net cash provided by operating activities during the nine months ended September 30, 2006 was $8.3 million, compared to net cash used in operations of $4.8 million in the nine months ended September 30, 2005. Net cash provided by (used in) operating activities consists of our net income loss, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by changes in deferred income tax and changes in operating assets and liabilities. Net cash used in investing activities during the period ended September 30, 2006 included $16.1 million paid as an investment in AABB, $1.1 million paid for options to purchase additional television stations, $9.7 million paid towards the purchase of the Oregon television stations from EBC, and $12.6 million used to purchase property, plant and equipment. Net cash used in investing activities during the nine months ended September 30, 2005 included $6.6 million used to purchase property, plant and equipment, which was partially offset by the collection of two notes receivable totalling $1.6 million related to prior year asset sales. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items. During 2006, we constructed full power digital broadcasting facilities or obtained waivers for extended construction for certain of our smaller market television stations to be in compliance with FCC rules.
Net cash provided by financing activities in the nine months ended September 30, 2006 was $13.6 million, consisting primarily of net borrowing against our revolving credit facility. Net cash provided by financing activities in the nine months ended September 30, 2005 was $2.9 million, comprised primarily of $3.1 million of proceeds from the exercise of stock options, partially offset by payments of notes payable and deferred loan costs.
We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at September 30, 2006.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of September 30, 2006, is at a fixed rate. As of September 30, 2006, our fixed-rate debt totaled $150.0 million. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2006 was approximately $157.5 million, which was approximately $7.5 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2006, amounted to approximately $7.1 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of September 30, 2006 was $177.4 million, compared to $170.1 million as of December 31, 2005. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the Nasdaq stock market. As of September 30, 2006, these shares represented 2.6% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $17.7 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended September 30, 2006, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended September 30, 2006, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President Finance and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the third fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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
Item 1A. Risk Factors
Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on May 9, 2006, there have not been any material changes during the quarter ended September 30, 2006 to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits:
10.1	Joint Sales Agreement dated July 1, 2006 between La Grande Broadcasting, Inc., Fisher Broadcasting – Portland TV, L.L.C. and Equity Broadcasting Company.

10.2	Amendment No. 2 to Purchase and Sale Agreement dated August 24, 2006 by and among Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc.

10.3	Second Amendment and Agreement Regarding Asset Purchase Agreement dated September 22, 2006 by and among Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Acting Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)
Dated: November 8, 2006	/s/ Jodi A. Colligan
Jodi A. Colligan
Vice President Finance Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Joint Sales Agreement dated July 1, 2006 between La Grande Broadcasting, Inc., Fisher Broadcasting — Portland TV, L.L.C. and Equity Broadcasting Company.

10.2	Amendment No. 2 to Purchase and Sale Agreement dated August 24, 2006 by and among Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc.

10.3	Second Amendment and Agreement Regarding Asset Purchase Agreement dated September 22, 2006 by and among Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Acting Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.