Form 10-K
period 2006-12-31
FISHER COMMUNICATIONS INC
filed 2007-03-14
CIK 1034669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-0222175 (IRS Employer Identification No.)

100 4th Avenue N., Suite 510 Seattle, Washington (Address of principal executive offices)	98109 (Zip Code)

(206) 404-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.25 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $293,270,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2007 was:

Title of Class	Number of Shares Outstanding

Common Stock, $1.25 Par Value	8,720,091

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007	Part III

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. DESCRIPTION OF PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
EXHIBIT 3.4
EXHIBIT 10.22
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

Company Description

Fisher Communications, Inc. is an integrated media company that has been in the broadcasting business since 1926. We own or operate eleven full power and seven low power network-affiliated television stations and nine radio stations. We also own a 50% interest in a company that owns a 19th television station. We have long-standing network affiliations with ABC and CBS and entered into affiliation agreements with Univision during 2006. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. Seattle and Portland are our two largest markets for both television and radio. We own two ABC and three Univision network affiliates in Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen Media Research. We also own three radio stations in Seattle, the 14th largest radio market, ranked by population, as determined by the Arbitron Company. Our television stations reach 3.7 million households (approximately 3.4% of U.S. television households) according to Nielsen Media Research. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

We conduct our operations through two subsidiaries, Fisher Broadcasting Company and Fisher Media Services Company. Our broadcasting operations provided approximately 94% of consolidated revenue from continuing operations in 2006, with television broadcasting accounting for approximately 75% and radio broadcasting accounting for approximately 25% of our 2006 broadcasting revenue.

In November 2006, we completed the purchase of two Univision-affiliated Oregon television stations for $19 million. This transaction was initially announced in December 2005 and included the purchase of two Telefutura-affiliated Idaho TV stations which were finalized in May for $1 million.

In October 2006, we sold eighteen of our twenty-four small-market radio stations located in Montana and Eastern Washington for $26 million. This transaction was structured as a Like Kind Exchange, for tax purposes, and we used a portion of the proceeds, $19 million, to purchase the two Oregon stations in November. The remaining six small-market radio stations were excluded from the original sale of which five continue to be held for sale and the sixth is awaiting approval from the Federal Communications Commission (“FCC”) to complete its sale transaction.

In September 2006, we completed the stock purchase of African-American Broadcasting of Bellevue for $16 million. We purchased 25% of the equity in June 2006 for $4 million and completed the purchase of the remaining 75% equity for $12 million.

In July 2006, we entered into a local marketing agreement to manage four low-power television stations located in Eastern Washington and an option agreement whereby we have the right to acquire the stations until June 30, 2007. The stations provide programming to the Yakima-Pasco-Richland-Kennewick television market in

Washington through an affiliation with Univision. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

The second operating subsidiary, Fisher Media Services Company, owns and operates Fisher Plaza, a facility located near downtown Seattle that is designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of $118 million as of December 31, 2006.

We also own approximately 3.0 million shares of the common stock of Safeco Corporation, a publicly traded insurance and financial services corporation. We have been a stockholder of Safeco Corporation since 1923. The market value of our investment in Safeco Corporation common stock as of December 31, 2006 was approximately $188 million.

Fisher Communications, Inc. was founded in 1910, and is incorporated in the state of Washington. We employed 812 full-time employees as of December 31, 2006. Approximately 14% of our workforce, located primarily at our KOMO TV, KATU TV, and KBCI TV operations, is subject to collective bargaining agreements. We believe we have good working relations with our employees. Note 13 to the Consolidated Financial Statements contains information regarding our segments for 2006, 2005, and 2004. We report financial data for three reportable segments: television, radio and Fisher Plaza.

Television Broadcasting

The following table sets forth selected information about our television stations:

					Number of
				Average	Commercial
		DMA(1)	Network	Audience	Stations	Rank in	Expiration Date of
Station	Market Area	Rank	Affiliation	Share(2)	in DMA	Market(2)	Affiliation Agreement

KOMO	Seattle-Tacoma, WA	14	ABC	9%	14	2	August 31, 2009
KUNS	Seattle-Tacoma, WA	14	Univision	NA	14	unranked	September 12, 2011
KATU	Portland, OR	23	ABC	9%	10	3	August 31, 2009
KUNP	Portland, OR	23	Univision	NA	10	unranked	September 12, 2011
KUNP LP	Portland, OR	23	Univision	NA	10	unranked	September 12, 2011
KVAL	Eugene, OR	120	CBS	17%	9	1	February 29, 2016
KCBY	Coos Bay, OR	120	CBS	17%	9	1	February 29, 2016
KPIC(3)	Roseburg, OR	120	CBS	17%	9	1	February 29, 2016
KIMA(4)	Yakima, WA	125	CBS	11%	5	1	February 29, 2016
KEPR(4)	Pasco/Richland/Kennewick, WA	125	CBS	11%	8	2	February 29, 2016
KLEW(5)	Lewiston, ID	NA	CBS	NA	1	NA	February 29, 2016
KBCI	Boise, ID	118	CBS	10%	5	2	February 29, 2016
KUNB LP	Boise, ID	118	Telefutura	NA	5	unranked	May 12, 2011
KIDK	Idaho Falls-Pocatello, ID	163	CBS	13%	5	2	February 29, 2016
KPPP LP	Pocatello, ID	NA	Telefutura	NA	5	unranked	May 12, 2011

(1)	DMA represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share. DMA Rank represents the DMA ranking by size of the market area in which our station is located. DMA Rank is based on January 2007 estimates published by Nielsen Media Research. “NA” refers to Not Available.

(2)	Except for the Eugene, Oregon market, average audience share and rank in market are based on Nielsen Media Research data for the February, May, July and November 2006 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m. With respect to the Eugene, Oregon market, average audience share and rank in market are based on

BIA Financial Network, Inc. data for the February and May 2006 rating periods, Sunday to Saturday, 9 a.m. to midnight. “NA” refers to Not Available.

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

We have been affiliated with ABC since 1958, CBS since 1999, Univision since 2006, and Telefutura since 2006. In July 2006, we entered into a local marketing agreement to manage four low-power television stations located in Eastern Washington and an option agreement whereby we have the right to acquire the stations until June 30, 2007. The stations provide programming to the Yakima-Pasco-Richland-Kennewick television market in Washington through an affiliation with Univision. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

Television Markets and Stations

KOMO TV and KUNS TV, Seattle-Tacoma, Washington

Market Overview.  KOMO TV operates in the Seattle-Tacoma market, which has approximately 1.7 million television households and a population of approximately 4.3 million. This station has been operating since 1953. In 2006, approximately 71% of the population subscribed to cable and 16% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems) (Nielsen Media Research). The 2006 television revenue for the Seattle-Tacoma DMA was estimated to be $312.0 million, as reported by Miller Kaplan. Of that number, approximately $20.2 million was attributable to political advertising. Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft, Boeing, Safeco, Paccar, Nordstrom, Costco, Starbucks, the University of Washington, Amazon.com, Washington Mutual, Inc. and Weyerhaeuser.

KOMO TV Station Performance.  KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 39.5 hours of live local television news per week on its analog and digital channels. KOMO TV produces the Emmy-winning Northwest Afternoon, a Monday-Friday, 60-minute talk program, which premiered in 1984 and is the longest running locally produced talk show in the Northwest region. The Radio and Television News Directors Association (“RTNDA”) honored KOMO TV News with three Edward R. Murrow national awards — News Series, Hard Feature and Soft Feature in 2006. The National Association of Television Arts and Sciences awarded 15 Emmys to the station for program and individual excellence in 2006.

KUNS TV Station Performance.  KUNS TV went live as Seattle’s first Univision station in January 2007. The Seattle-Tacoma market has approximately 81,000 Hispanic television households with a population of approximately 278,000. The market is the 28th largest Hispanic market in the United States. KUNS broadcasts 167 hours of Univision programming per week on its analog and digital channels.

KATU TV and KUNP TV, Portland, Oregon

Market Overview.  KATU serves the Portland market, which has approximately 1.1 million television households and a population of approximately 3.0 million. Approximately 53% of Portland’s population subscribed to cable in 2006, while approximately 25% of households are listed as subscribers to alternative delivery systems (Nielsen Media Research). The 2006 television revenue for the Portland DMA was estimated to be $179 million, as reported by Miller Kaplan. Of that number, approximately $14.6 million was attributable to political advertising. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Intel, Nike, Hewlett Packard Development Company, Legacy Health System and Kaiser Permanente.

KATU Station Performance.  KATU currently broadcasts 32.5 hours of live local news weekly. Since 1980, KATU has provided local program production for the Portland market. Central to this commitment, the station produces and airs AM Northwest, one of the country’s longest running live Monday-Friday local talk/information programs. In 2006, KATU won 14 Associated Press awards, including four first place awards for Best Hard News Reporting, Best Feature Reporting, Best Weathercast and Best Investigative Reporting. In addition, KATU News received 18 Emmy nominations, winning three, and was honored with 6 awards from The Society of Professional Journalists, including 2 First Place Awards.

KUNP Station Performance.  KUNP currently broadcasts Univision programming. The Portland market has approximately 73,000 Hispanic television households with a population of approximately 280,000. The market is the 31st largest Hispanic market in the United States.

KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon

Market Overview.  The KVAL TV broadcast studios are located in Eugene, Oregon. KCBY TV, in Coos Bay and KPIC TV, in Roseburg, are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The population of the Eugene/Springfield, Roseburg and Coos Bay/North Bend area is approximately 551,000. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities — University of Oregon in Eugene and Oregon State University in Corvallis, as well as Hynix Semiconductor, Hewlett-Packard Development Company, Symantec Software, Sacred Heart Medical Center, Monaco Motor Coach, Levi Strauss Company, The Dell Computer Call Center and Roseburg Forest Products.

Station Performance.  KVAL holds the local broadcast rights to the top nationally syndicated programs including Live with Regis and Kelly, Dr. Phil, The Oprah Winfrey Show, Wheel of Fortune and Jeopardy, as well as the longest tenured local newscast in the market. KVAL subscribes to Nielsen Media Research data as well as qualitative data from The Media Audit. KVAL broadcasts 17 hours of live local news per week and rebroadcasts its 6 PM newscast at 6:30 PM on cable Channel 12 on the Eugene/Springfield Comcast Cable System, and simulcasts its 11 p.m. newscast on KEVU TV throughout the DMA. KVAL TV produces a local news window on CNN Headline News 17 times per day, every day. KVAL has a long tradition of award-winning news, public affairs programming and information. KVAL, KCBY and KPIC are unique in their broadcast community in that they can broadcast news, information, weather and commercials regionally. In addition to broadcasting its signal throughout the DMA, KVAL has the ability to distribute unique local content to each of the Eugene, Roseburg, Coos Bay, and Florence areas.

KIMA TV, KEPR TV, KLEW TV, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

Market Overview.  KEPR TV and KLEW TV are KIMA TV’s satellite stations. KIMA TV serves the Yakima, Washington area and KEPR TV serves the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington area. Yakima and the Tri-Cities areas comprise the Yakima DMA, which serves approximately 596,000 people in approximately 214,000 TV households and has a 46% cable penetration and 37% alternate delivery subscribers. At KLEW, 54% subscribe to cable and 36.5% to alternate delivery systems. KLEW TV is the exclusive local station in Lewiston, Idaho and is part of the Spokane, Washington DMA. Lewiston’s KLEW TV serves approximately 165,000 people in approximately 65,000 TV households.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale food processing, retail service, health care and tourism industries, as well as being the core of “Washington Wine Country.” Major employers include Battelle, Con Agra, Duratek, Tyson, Energy NW, CH2M Hill, Fluor Hanford, Bechtel, Lockheed Martin, Potlatch, Siemens Power Corporation, Shields Bag and Printing, Tree Top, Noel Corp., ATK Mfg., and Boise Corp.

Station Performance.  KIMA and KEPR each broadcast 15 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, KIMA/KEPR reaches 47% of all of the local news audience at 6 PM against both ABC and NBC local news, and KIMA TV alone has double the households of the other two news stations combined. KLEW TV broadcasts 12 hours of scheduled local news per week.

Local Marketing Agreement for Spanish Language Broadcasts, In July 2006, we entered into a local marketing agreement to manage four low-power television stations located in Eastern Washington and an option agreement whereby we have the right to acquire the stations until June 30, 2007. The stations provide programming to the Yakima-Pasco-Richland-Kennewick television market in Washington through an affiliation with Univision. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

KBCI TV and KUNB TV, Boise, Idaho

Market Overview.  KBCI serves the Boise, Idaho DMA, which has a total population of approximately 627,000 and approximately 239,000 TV households. An estimated 36% of the television households in the Boise DMA subscribe to cable television with another 34% subscribing to an alternative delivery system (Nielsen Media Research). Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, Boise State University, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, U.S. Bank, J.R. Simplot Company, Idaho Power Company, Boise Cascade (formerly Boise/Office Max), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, and the Idaho State government. Boise was recognized by Forbes Magazine in 2005 as the Best Place in the United States for business and careers and as the seventh best area in the nation to do business. It was ranked as the second best city in the United States to do business by INC. Magazine in 2005.

KBCI Station Performance.  KBCI currently broadcasts 12 hours per week of live local news programs. In May 2006, KBCI was given two First place, three Second place and two Third place awards by the Idaho Press Club. Paul Fredericks was recognized as “Best News Photographer” and Andrew Marden was recognized for the “Best Sports Segment” by the Idaho State Broadcasters Association in 2006.

KUNB Station Performance.  KUNB currently broadcasts Telefutura programming. The Boise market has approximately 19,000 Hispanic television households with a population of approximately 69,000. The market is the 70th largest Hispanic market in the United States.

KIDK TV and KPPP TV, Idaho Falls-Pocatello, Idaho

Market Overview.  KIDK serves the Idaho Falls-Pocatello market, which has approximately 116,560 TV households and a population of approximately 343,000. In 2006, an estimated 35% of the television households subscribed to cable, with another 47% subscribing to an alternative delivery system (Nielsen Media Research). The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, BYU-Idaho, EIRMC, Negra Modelo, Qwest, American Microsystems, Portneuf Medical Center, Converges Corporation and Ballard Medical Products.

KIDK Station Performance.  KIDK broadcasts 17 hours per week of live local news programs. KIDK operates from its main studio in Idaho Falls. It also shares a site in Pocatello with a full service news and sales bureau in Pocatello. Effective January 2006, KIDK became the only station in the market with a designated Upper Valley reporter.

KPPP Station Performance.  KPPP broadcasts Telefutura programming over a low power station in Pocatello serving 6.2% Hispanic households in the city and 6.6% Hispanic Households in the Metro area. The Idaho Falls-Pocatello market has approximately 7,240 Hispanic television households with a population of approximately 27,000. The market is the 117th largest Hispanic market in the United States.

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

There are approximately 111 million television households in the United States (household universe estimates), of which approximately 68 million are cable households, and a total of approximately 96 million receive television via cable or an alternative delivery service. Overall household television viewing is 57.6 hours per week, on average (Nielsen Media Research).

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

Other sources of competition for Fisher’s television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our television stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

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

Radio Markets and Stations

Seattle Radio

The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

				National	Audience Listening
				Market	Rank in	Station
Market	Station	Dial Position	Power	Rank(1)	Market(2)	Share(2)	Format

Seattle, WA				14
	KOMO AM	1000 kHz	50 kW		4T	4.0%	News
	KVI AM	570 kHz	5 kW		17	2.6%	Talk
	KPLZ FM	101.5 MHz	100 kW		20	2.2%	Hot Adult Contemporary

(1)	National Market Rank for Seattle, WA is based on 2006 data from the Arbitron Company.

(2)	Rank and station information in the above chart refers to average quarter-hour share of listenership to commercial stations among total persons, age 12+, Monday through Sunday, 6 a.m. to midnight, and is subject to the qualifications listed in each report. Source: Seattle, Washington: Arbitron Radio market Report four-book average — Winter 2006 — Fall 2006. There are 56 radio stations in the Seattle market according to BIA Financial Network, Inc. “T” refers to tie.

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,700,000 with news and entertainment radio services. The 2006 radio revenue for the Seattle-Tacoma Metropolitan Statistical

Area (“MSA”) was estimated to be $208 million, as reported by Miller Kaplan. KOMO (AM), KVI (AM) and KPLZ (FM) have been in operation since 1926, 1926 and 1959, respectively. Since November 2002, KOMO (AM), which utilizes an all news format, has been the flagship station for Seattle Mariners baseball serving 40 network affiliated radio stations in five states. KVI (AM) is the market’s Fox News and Talk radio station with a mix of local and national issue-oriented programming. KPLZ (FM) programs “Hot Adult Contemporary” music with veteran morning personalities Kent Phillips and Alan Budwill.

Effective March 1, 2002, Fisher Broadcasting Seattle Radio LLC entered into a Joint Sales Agreement with classical music station KING FM. Pursuant to the agreement, the licensee of the station, Classic Radio, Inc., retains all operating accountability, while we pay KING FM a flat fee, subject to annual adjustment, and a share of the net revenue generated by the sale of advertising time for the right to sell substantially all the commercial advertising on the station. This agreement was amended during 2006 and the term was extended through June 30, 2011.

Fisher Radio Regional Group

In October 2006, we sold eighteen of our twenty-four small-market radio stations known as Fisher Radio Regional Group with stations located in Montana and Eastern Washington for $26 million. The remaining six small-market radio stations, located in Great Falls, Montana were excluded from this sale of which five continue to be held for sale and the sixth is awaiting FCC approval to complete its sale transaction.

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

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 GHz). Two companies, XM Satellite Radio, Inc. and Sirius Satellite Radio Inc., are currently offering programming via S-Band satellite channels. Each company offers numerous programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but they do not currently insert local commercials. Radios capable of receiving these digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to significantly compete for local advertising revenue, they will compete for listenership, and may dilute the overall radio audience. XM currently provides traffic and weather reports into select local markets, including Seattle. XM also rebroadcasts the terrestrial radio broadcasts of Major League Baseball teams, including the Seattle

Mariners. We own the terrestrial radio broadcast rights to the Seattle Mariners and XM Satellite Radio transmits the KOMO-AM fully produced broadcast. Such a rebroadcast may cause decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

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

Internet and Digital Television

Internet

Technology is impacting the distribution and consumption of traditional broadcast mediums. Developments in digital technology, the Internet, and other interactive media have fundamentally changed the competitive landscape and have created an entirely new way for consumers to experience media. In April 2006, Fisher formed the Fisher Interactive Network to bring together the digital media assets of the company. The following table sets forth selected information about our websites:

Station	Market Area	Website URL

KOMO TV	Seattle-Tacoma, WA	www.komotv.com
KOMO AM	Seattle-Tacoma, WA	www.komoradio.com
KVI AM	Seattle-Tacoma, WA	www.570kvi.com
KPLZ FM	Seattle-Tacoma, WA	www.star1015.com
KATU	Portland, OR	www.katu.com
KVAL	Eugene, OR	www.kval.com
KCBY	Coos Bay, OR	www.kcby.com
KPIC	Roseburg, OR	www.kpic.com
KIMA	Yakima, WA	www.kimatv.com
KEPR	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW	Lewiston, ID	www.klewtv.com
KBCI	Boise, ID	www.2news.tv
KIDK	Idaho Falls-Pocatello, ID	www.kidk.com

Competition.  There is no limit to the number of websites that can be created. Individuals as well as multi-national companies can easily enter the Internet business with a limited amount of investment. Some organizations or individuals may have greater financial resources available affording them better access to content, talent, revenue and audience. Competition in the Internet industry, takes place on several levels: competition for audience, competition for advertisers, competition for content and competition for staff and management. Websites are in a state of constant technological advancement and innovation and there is no limit to the number of websites one company or individual can operate. While there are few governmental restrictions on websites, changes from regulatory bodies could have a material adverse effect on the business.

Audience.  Our websites compete for audience on the basis of content, which has a direct effect on advertising rates. As a website grows in Page Impressions, the company is capable of charging a higher rate for advertising. New content and audience features are regularly created to target advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns, designed to improve the site’s Page Impressions (total number of people viewing, duplicated).

Advertising.  Internet advertising rates are based on the mix of media outlets in the geo-targeting area, the Page Impressions and Unique Visitors of the website, the ability of the website to target various demographic and psychographic groups, the number of advertisers competing for available inventory, the availability of alternative advertising media in the geo-target area, the presence of aggressive and knowledgeable sales forces and the development of projects and features that tie advertisers’ messages to the content. Our websites compete for revenue with other websites and, to a lesser degree, with other advertising media such as television, radio, cable, newspapers, yellow page directories, direct mail, outdoor and transit advertising. Competition for advertising dollars occurs at the national and local level and is subject to changes in rates generally. While there are no geographic barriers to accessing websites, most news and information based websites serving a local market compete for audience and revenue on a geo-targeted basis.

Digital Television

In the United States, legislation setting the mandatory switch-off of all analog terrestrial TV broadcasts was signed into law in early 2006 and set the final deadline as February 17, 2009. Currently, most U.S. broadcasters are beaming their signals in both analog and digital formats; a few are digital-only.

Competition.  With digital television, broadcasters are not restricted to sending one high-definition picture, but rather a standard-definition picture and multi-cast multiple channels of standard-definition television. Some broadcasters are planning to multi-cast many choices of programming during the day and reduce the number of channels in the evening in order to feed a high-definition signal for prime-time. Digital TV is going to offer more choices, and it is going to make our viewing experience more interactive. Like traditional television channels, competition in digital television will likely take place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. Our stations compete for television viewership share against traditional television stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue. Other sources of competition for Fisher’s digital television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our multicast stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Audience.  Digital multicast stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. Many new multicast networks are forming and during periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers.

Programming.  Competition for programming has yet to materialize for multicast stations. Many broadcasters are still looking to quantify the value these multicast signal offer. However, these stations will compete against other multicast stations and traditional broadcast stations, as well as station groups, for exclusive access to programming. Cable system operators generally do not compete with local stations for programming; however, various national cable networks acquire programs that might have otherwise been offered to local television stations.

Advertising.  Most multicast stations have elected to operate like traditional television stations and compete for advertising revenue. Television advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Our stations compete for advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, direct broadcast satellite services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Our television stations are located in highly competitive markets.

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

While the vast majority of such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If a station license is not renewed by the expiration date, the licensee may continue to operate such station until final action is taken on the station’s renewal application.

The expiration date for the licenses of our television stations are as follows:

Station	Market Area	Expiration Date

KOMO	Seattle-Tacoma, WA	February 1, 2007(1)
KUNS	Seattle-Tacoma, WA	February 1, 2015
KATU	Portland, OR	February 1, 2007(2)
KUNP	Portland, OR	February 1, 2015
KUNP LP	Portland, OR	February 1, 2015
KVAL	Eugene, OR	February 1, 2007(1)
KCBY	Eugene, OR	February 1, 2015
KPIC	Roseburg, OR	February 1, 2015
KIMA	Yakima, WA	February 1, 2015
KEPR	Pasco/Richland/Kennewick, WA	February 1, 2015
KLEW	Lewiston, ID	October 1, 2014
KBCI	Boise, ID	October 1, 2006(1)
KUNB LP	Boise, ID	October 1, 2014
KIDK	Idaho Falls-Pocatello, ID	October 1, 2006(1)
KPPP LP	Idaho Falls-Pocatello, ID	October 1, 2014

(1)	Action on many television license renewal applications, including those of KOMO-TV, KVAL, KIDK-TV and KBCI, has been delayed because of the pendency of complaints that network programming aired by the stations’ networks contained indecent material. Pursuant to FCC rules, we continue to operate these stations pending final action on their license renewal applications. We cannot predict when or how the FCC will address these complaints or act on the renewal applications.

(2)	On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argues that the stations each failed to present adequate programming relating to state and local elections during the 2004 election campaign in their news and public affairs programming. Pursuant to FCC rules, we continue to operate KATU pending final action on the KATU license renewal application. We cannot predict when or how the FCC will address this petition or act on the KATU renewal application.

The license terms for all of our Montana radio stations expire on April 1, 2013. The license terms of our radio stations in Washington expire February 1, 2014. The non-renewal or revocation of one or more of our FCC licenses could harm our radio broadcasting operations.

Ownership Restrictions.  Complex FCC regulations limit the “cognizable interest” (also called “attributable interest”) that may be held by a single party. In general, officers, directors, general partners and parties with the power to vote or control the vote of 5% or more of the outstanding voting power of a corporate licensee are considered to hold an “attributable interest” in that entity, although certain passive investors must have a 20% or greater voting interest to be considered to have an “attributable interest.” Also, any party that holds a financial interest (whether equity or debt) in excess of 33% of a licensee’s total capital is “attributable” if such party is either a significant program supplier to the licensee or has another media interest in the same market. In addition, a licensee that provides more than 15% of the programming of another station in the local market is considered to have an attributable interest in that station.

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

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power TV station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple TV stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two TV stations in the same DMA is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power TV stations will remain after the combination is created, or where certain waiver criteria are met. A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market. Low Power Television Stations (LPTVs) are not subject to such limits.

Local Radio Ownership Limits

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by Arbitron, or, in the case of communities outside of Arbitron-rated markets, certain overlapping or intersecting signal contours (the “Local Radio Ownership Limits”). Depending on the size of market, a single entity may have an attributable interest in from two to eight commercial radio stations.

Cross-Ownership Restrictions

A party may have attributable interests in both TV and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending on the number of independent media voices in the market (the Television-Radio Cross-Ownership Rule”). Depending on the number of independent competitive media outlets in the market, a single entity may own attributable interests from as few as one TV and one radio station in the market to as many as two TV and six radio stations (or one TV and seven radio stations). LPTVs are not considered in determining compliance with such restrictions.

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

If an attributable stockholder of the Company has or acquires an attributable interest in other television or radio stations, or in daily newspapers, depending on the size and location of such stations or newspapers, or if a proposed acquisition by us would cause a violation of the FCC’s multiple ownership rules or cross-ownership restrictions, we may be unable to obtain from the FCC one or more authorizations needed to conduct our business and may be unable to obtain FCC consents for certain future acquisitions.

Local Marketing Agreements.  A number of television and radio stations have entered into local marketing agreements (“LMAs”). Such agreements typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the brokered station. When the FCC decided to attribute LMAs for ownership purposes, it grandfathered LMAs that were executed prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated that at the conclusion of the 2004 biennial review it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period. To date, the FCC has not commenced that review. We cannot predict when or whether the FCC will begin its review of those LMAs.

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

Biennial Regulatory Reviews.  The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June, 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition for the markets measured by Arbitron, based upon geographic areas, rather than signal contours. That decision significantly modified the multiple ownership rules related to television. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Rules to permit a single party to have an attributable interest in up to three television stations in certain very large DMAs; and reduced the number of separately-owned full-power TV stations that must exist in a DMA to justify a party holding an attributable interest in two TV stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and TV stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and the FCC has undertaken a proceeding whether to establish a similar standard for television JSAs. Legislation adopted in January 2004 lowered the National Television Ownership Limits to 39% national aggregate audience reach. In June 2004, the U.S. Court of Appeals issued a decision upholding portions of the FCC decision, but concluded that the decision failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its existing stay of the effectiveness of those rules. It subsequently allowed those portions of the new rules relating to radio ownership to go into effect. The U.S. Supreme Court has declined to review the matter. The matter is currently awaiting action at the FCC. This has resulted in a request for and the filing of further comments, and may result in the issuance of a revised order, which will then be subject to further review on appeal. We cannot predict, whether, how or when the new rules will be modified, ultimately implemented as modified or repealed in their entirety.

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

Network Affiliate Issues.  FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. An FCC proceeding to review certain of these rules remains outstanding.

Other Matters.  The FCC has numerous other regulations and policies that affect its licensees, including rules requiring close-captioning to assist television viewing by the physically handicapped, requirements for visual display of emergency information, minimum amounts of television intended for viewing by children, limitations on the amount of advertising within children’s television programming, and equal employment opportunities (“EEO”) rules requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rules also require each station to (i) widely disseminate information concerning its full-time job vacancies, with limited exceptions, (ii) provide notice of each full-time vacancy to certain recruitment organizations and (iii) periodically complete a certain number of recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of its station operations, including its EEO performance. Other FCC rules prohibit the broadcast of indecent or profane material from 6 a.m. through 10 p.m., local time, and the willful or repeated violation of these rules could result in fines of up to $325,000 per violation, renewal of a station license for less than the normal term, loss of a station’s license to operate, or even criminal penalties.

Cable and satellite carriage of broadcast television signals is also affected by FCC rules. An election is made by TV stations every third year specifying, on a system-by-system basis, whether cable systems “must-carry” their signal on a specific channel, subject to certain limitations set forth in the rules, or whether the system must contract for “retransmission consent” in order to carry their signal. Under the Satellite Home Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. “Unserved households” which cannot receive the over-the-air signal of a network station with a specified signal strength may be eligible to receive by satellite a “distant signal” of that network which originates outside the local television market.

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

		Digital	Currently
		Channel	Broadcasting in
Station	Market Area	Allocation	Digital Format(1)

KOMO	Seattle-Tacoma, WA	38	Yes (HDTV)
KUNS	Seattle-Tacoma, WA	50	Yes
KATU	Portland, OR	43	Yes (HDTV)
KUNP	Portland, OR		No
KUNP LP	Portland, OR		No
KVAL	Eugene, OR	25	Yes (HDTV)
KCBY	Coos Bay, OR	21	Yes
KPIC	Roseburg, OR	19	Yes
KIMA	Yakima, WA	33	Yes (HDTV)
KEPR	Pasco/Richland/Kennewick	18	Yes (HDTV)
KLEW	Lewiston, ID	32	Yes (HDTV)
KBCI	Boise, ID	28	Yes (HDTV)
KUNB LP	Boise, ID		No
KIDK	Idaho Falls-Pocatello, ID	36	Yes
KPPP LP	Idaho Falls-Pocatello, ID		No

(1)	The FCC set May 1, 2002 as the deadline for initial DTV operations by all full power commercial TV stations. We met that date with respect to each of our stations. We have constructed and commenced operation of stations KOMO-DT, Seattle, KUNS-DT, Bellevue, KATU-DT, Portland, KVAL-DT, Eugene, KCBY-DT, Coos Bay, KPIC-DT, Roseburg, KEPR-DT, Pasco, KBCI-DT, Boise and KIDK-DT, Idaho Falls with digital facilities in compliance with the FCC’s rules pursuant to authorizations issued by the FCC. KIMA-DT, Yakima and KLEW-DT, Lewiston have commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. KUNP, La Grande was not originally granted a paired DTV channel. None of our low power television stations have been granted a digital companion channel. Pursuant to the FCC’s rules, we were required to have filed either a license application for digital facilities or a request for waiver of the deadline for each of our full power stations by July 7, 2006, or the station would lose interference protection in areas beyond that served on that date. We timely filed waiver requests for KIMA-DT and KLEW-DT, which requests remain pending. Congress recently passed legislation setting a “hard” analog to digital transition date of February 17, 2009. On that date, all analog television stations must cease analog transmissions and operate only using digital technology, and all stations that were given a “paired” channel must cease operation on one channel so that the spectrum may be made available for other use.

The FCC has acknowledged that DTV channel allotment may involve displacement of existing low-power TV stations and translators, particularly in major television markets. Accordingly, translators that rebroadcast our television station signals may be materially adversely affected. Applications were received during the period from June 19-30, 2006, seeking authority to construct paired digital facilities for such low-power television and translator stations; stations which do not receive a paired channel will be permitted to convert directly from analog to digital transmissions in the future

In addition, it is not yet clear when and to what extent DTV will become available through the various media; whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV, the extent of any potential interference, whether viewing audiences will make choices among services upon the basis of such differences, whether and how quickly the viewing public will embrace the new digital TV sets, and to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services. On February 10, 2005, the FCC adopted an Order in which it ruled that cable operators are not required to simultaneously carry a television station’s analog and digital signals and that cable operators are not required to carry more than one digital programming stream from any particular station. We cannot predict whether that Order will be appealed or reconsidered, or whether Congress will adopt legislation on the subject.

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

Fisher Plaza

Through Fisher Media Services Company, we own and manage Fisher Plaza, a full-block, mixed-use facility located in downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of technology and other media and communications companies as well as office and retail tenants. Fisher Plaza is designed to support the production and distribution of media content through numerous channels, including broadcast, satellite, cable, internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher occupants include data center facilities for Internap Network Services, Verizon, Swedish Health Services, Princess Cruise Lines, and Adhost. Fisher provides colocation facilities for InfoSpace, Pacific Software Publishing, Intelius, three banks, a medical technology company and a large Seattle law firm. Office tenants include BioNueronics, Guestware and Rustic Canyon Partners. A total of ten telecommunications providers are resident within the facility. Fisher Plaza’s retail occupants provide a diverse mix of services and include Sport Restaurant, Ironstone Bank, Elaine’s Bridal, Jura Physicians and a variety of food establishments. Fisher Plaza was completed in the summer of 2003 and had a net book value of $118 million at December 31, 2006. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

Available Information

Our website address is www.fsci.com. We make available on this website under “Investor Relations — SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”).

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

In addition, our results are subject to seasonal fluctuations. Excluding revenue from our Seattle Radio agreement to broadcast Seattle Mariners baseball games during the regular baseball season, seasonal fluctuations typically result in second and fourth quarter broadcasting revenue being greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is typically higher in election years. Revenue from broadcasting Seattle Mariners baseball games is greatest in the second and third quarters of each calendar year.

We have incurred losses in the past. We cannot assure you that we will be able to maintain profitability.

We had income from continuing operations before income taxes of $8.9 million in 2006. In 2005, we had a loss from continuing operations before income taxes of $15.7 million, and in 2004 we had a loss from continuing operations before income taxes of $21.3 million. We cannot assure you that our recent improvement in performance or our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future.

Our operating results are dependent on the success of programming aired by our television and radio stations.

Our television advertising revenues are dependent on the success of our news, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our Seattle and Portland television stations, which account for approximately three-fourths of our television broadcasting revenue, are affiliated with the ABC Television Network, eight of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

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

We may experience disruptions in our business if we sell or acquire and integrate new television or radio stations.

As part of our business strategy, we plan to continue to evaluate opportunities to sell or acquire television and radio stations. During 2006, we completed the acquisitions of a full power television station serving the Seattle-Tacoma, Washington television market, a full power television and a low power television station serving the Portland, Oregon market and two Idaho low power television stations. The combined purchase price of $36.3 million was paid through the use of existing cash, borrowing on our $20.0 million revolving line of credit, and proceeds from the sale of 18 small-market radio stations for $26.1 million. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Further, we cannot provide assurance that we will find other attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such sales or acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be harmed. Any of these occurrences could harm our operating results and financial condition.

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

Each of our television stations’ affiliation with one of the major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC into August 2009. In 2006, approximately three-fourths of our television broadcasting revenues (and nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In January 2006, we renewed our affiliation agreements with CBS into February 2016. The terms of our agreements with CBS likewise include reduced network compensation. During November of 2006, we entered into affiliation agreements with Univision for five of our Spanish-language television stations for terms extending into 2011.

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

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Some of our television FCC licenses expired in 2006 and 2007, and we continue to operate those stations while license renewal applications for these stations remain pending; others will expire in 2014 and 2015. Our radio station FCC licenses expire in 2013 and 2014. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argues that the stations each failed to present adequate programming relating to state and local elections during the 2004 election campaign in their news and public affairs programming. In conformity with FCC rules, we continue to operate KATU pending final action on the KATU license renewal application. We cannot predict when or how the FCC will address this petition or act on the KATU renewal application.

Action on many television license renewal applications, including those of KOMO-TV, KVAL, KIDK-TV and KBCI, has been delayed because of the pendency of complaints that network programming aired by the stations’ networks contained indecent material. In conformity with FCC rules, we continue to operate these stations pending final action on their license renewal applications. We cannot predict when or how the FCC will address these complaints or act on the renewal applications.

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

Although most of our full power television stations currently comply with FCC rules requiring such stations to broadcast in high definition television (“HDTV”), our Yakima and Lewiston stations do not, because they are operating pursuant to special temporary authorizations issued by the FCC to utilize low power digital facilities. In addition, KUNP is not broadcasting in digital because it was not granted a digital channel by the FCC. The FCC’s rules require that full power television licensees that have been granted digital channels have constructed and filed license applications for their digital facilities or have requested a waiver of the deadline by July 7, 2006, or they will lose interference protection for their digital channel. Moreover, it is possible that some of our stations will be required or will elect to operate with increased power at the end of the digital transition. These additional digital broadcasting investments by some of our stations could result in less cash being available to fund other aspects of our business. The FCC has adopted a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process is currently underway, and we have been granted permanent digital channels for each of our stations except KUNP, for which our channel request remains pending. We are unable to predict at this time whether our channel request for KUNP will be granted or which DTV channel we will be able to obtain through this process.

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

We own approximately 3.0 million shares of the common stock of Safeco Corporation, which, at December 31, 2006, represented 38% of our assets and approximately 51% of our stockholders’ equity (the appreciation in Safeco stock is presented, after estimated taxes, as “unrealized gain on marketable securities” within stockholders’ equity). Our investment in Safeco Corporation provided $3.3 million in dividend income in 2006, $2.8 million in 2005, and $2.3 million in 2004. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in internal control over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to audit and report on management’s assessment, as well as provide a separate opinion on their evaluation of our internal controls over financial reporting. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our independent registered public accountants discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with Section 404 of the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

A write-down of goodwill or intangible assets would harm our operating results.

Approximately $74 million, or 15% of our total assets as of December 31, 2006, consists of goodwill and intangible assets. Goodwill and intangible assets are tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill or intangible assets might be impaired. If impairment is indicated as a result of future evaluations, we would record an impairment charge in accordance with accounting rules.

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

None

ITEM 2.	DESCRIPTION OF PROPERTIES

Our television stations operate from offices and studios owned by our Fisher Broadcasting subsidiary, other than KOMO TV, which operates from offices and studios in Fisher Plaza. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. Our Spanish-language television stations are being broadcast out of our Vashon Island, Washington satellite uplink facility. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 30-year lease with two options to extend the term for an additional five years. KBCI Television in Boise, Idaho is a participant with four other broadcast companies in the Deer Point Tower Venture LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The lease agreement is for a period of 15 years, expiring in December 2016. Radio studios, except for the Seattle stations, are generally located in leased space. Our corporate offices and the offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza, which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and some of the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

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

No matters were submitted to a vote of securities holders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Market under the symbol “FSCI.” The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on the Nasdaq Global Market.

	Quarterly Common Stock Price Ranges
	2006		2005
Quarter	High	Low	High	Low

1st	$44.75	$41.43	$52.60	$46.46
2nd	44.94	41.51	51.90	46.91
3rd	44.36	38.89	49.28	42.56
4th	45.73	39.91	49.89	41.43

The Company estimates that at March 1, 2007, there were approximately 1,700 holders of the Company’s common stock, as estimated by the number of record holders, including holders represented by brokers and other institutions.

Dividends

On July 3, 2002, the board of directors suspended quarterly dividends. It is not known whether payment of quarterly dividends will resume.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fisher Communications under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher Communications’ common stock relative to the cumulative total returns of the S & P 500 index, and a customized peer group of twenty companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Fisher Communications, Inc., The S & P 500 Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Fisher Communications, Inc.	100.00	121.27	116.19	112.44	95.30	101.70
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	81.05	98.56	73.88	66.61	69.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1) There are twenty companies included in the customized peer group which are: Acme Communication Inc., Beasley Broadcast Group Inc., Belo Corp., Clear Channel Communications Inc., Cox Radio Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Granite Broadcasting Corp., Gray Television Inc., Hearst-Argyle Television Inc., Ion Media Networks Inc., LIN TV Corp., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sinclair Broadcast Group Inc., Westwood One Inc. and Young Broadcasting Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company are derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per-share amounts)

Revenue	$154,699	$137,086	$141,731	$127,083	$116,272

Income (loss)
From continuing operations	$6,256	$(6,131)	$(13,039)	$(15,834)	$(8,524)
From discontinued operations	10,580	1,059	1,086	24,062	6,151
Cumulative effect of change in accounting principle					(64,373)

Net income (loss)	$16,836	$(5,072)	$(11,953)	$8,228	$(66,746)

Per share data
Income (loss) per share — basic
From continuing operations	$0.72	$(0.70)	$(1.51)	$(1.84)	$(0.99)
From discontinued operations	1.21	0.12	0.12	2.80	0.72
Cumulative effect of change in accounting principle					(7.50)

Net income (loss)	$1.93	$(0.58)	$(1.39)	$0.96	$(7.77)

Income (loss) per share assuming dilution
From continuing operations	$0.72	$(0.70)	$(1.51)	$(1.84)	$(0.99)
From discontinued operations	1.21	0.12	0.12	2.80	0.72
Cumulative effect of change in accounting principle					(7.50)

Net income (loss)	$1.93	$(0.58)	$(1.39)	$0.96	$(7.77)

Cash dividends declared	$—	$—	$—	$—	$0.52

	December 31,
	2006	2005	2004	2003	2002

Working capital(1)	$31,014	$35,562	$33,181	$23,219	$60,437
Total assets(1)	497,577	440,393	435,872	396,685	545,991
Total debt(1)	150,000	150,000	150,053	128,857	292,607
Stockholders’ equity	239,565	209,621	202,453	187,804	172,735

(1)	Includes discontinued operations and held for sale assets.

Certain prior-year balances have been reclassified to conform to the 2006 presentation. For all reported periods, the Company reclassified to discontinued operations the results of stations that the Company intended to sell or had sold as of December 31, 2006. See Note 1 to the Consolidated Financial Statements regarding the Company’s reclassifications impacting the Consolidated Statements of Operations.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2004 through 2006.

Overview

We are an integrated media company. We own or operate eleven full power and seven low power network-affiliated television stations and nine radio stations. We also own a 50% interest in a company that owns a 19th television station. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately three-fourths of our television broadcasting revenue, are affiliated with the ABC Television Network. Eight of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

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

In July 2006, the Company entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each calendar year is less than what is expected for the second and third quarters of the calendar year. We also changed to an all-news format for KOMO AM in September 2002. These changes have led to improved ratings for KOMO AM in the Seattle market over the past few years. Nevertheless, the success of this programming is dependent, in part, on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. Fisher Plaza was first opened for occupancy in May 2000, and the second phase of the project was opened for occupancy in the summer of 2003. As of December 31, 2006, approximately 93% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 91% occupied or committed for occupancy at December 31, 2005. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

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

The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. To the extent they have been separately identified, our indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least on an annual basis by applying a fair-value-based test as required by SFAS 142. Our evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

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

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. In estimating these future cash flows, we use future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on our future results of operations.

Derivative instruments.  We had no derivative instruments outstanding during 2006 or 2005; however, derivative instruments had a significant impact on our operating results in previous years. We utilized an interest rate swap in the management of our variable rate exposure and as was required under one of our prior borrowing agreements. The interest rate swap was held at fair value, with the change in fair value being recorded in the Consolidated Statement of Operations. The interest rate swap expired in the first quarter of 2004.

In 2002, we entered into a variable forward sales transaction with a financial institution. Our obligations under the forward transaction were collateralized by up to 3.0 million shares of Safeco Corporation common stock owned by us. A portion of the forward transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the Consolidated Statements of Operations. The variable forward sales transaction was terminated in November 2004.

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

Television and radio broadcast rights.  Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. We periodically assess net realizable value for our capitalized broadcast rights, in which we compare estimated future revenues on a program-by-program basis to the carrying value of the related asset; impairments, if any, are charged to programming expenses in the period of the impairment.

Pensions.  We maintain a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001, and the benefits of active participants were frozen in 2005. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is recognized over the participants’ average expected future lifetime.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.80% at December 31, 2006, and 5.48% at December 31, 2005. The rate of increase in future compensation was no longer applicable at December 31, 2006 or 2005 (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by the Company may also affect future plan costs.

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

Variable Interest Entities.  We may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, we make specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, we continue to operate the station under the agreement until the termination of such agreement. As a result of these agreements, we may determine that the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and that we are the primary beneficiary of the variable interest. This typically occurs if we also have an agreement to acquire a station and the conditions to close are considered to be perfunctory. We also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which we own and operate a station.

Stock-based compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation for all stock-based awards made to employees, including stock options and restricted stock rights, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in 2006.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.

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

Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option pricing model as our method of valuation for stock option awards. Our determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of the Company’s owned or operated 18 network-affiliated television stations, and a 50% interest in a company that owns a 19th television station. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended		2006 - 2005		Year Ended	2005 - 2004
	December 31,		Variance		December 31,	Variance
	2006	2005	$	%	2004	$	%
	(Dollars in thousands)

Revenue
Television	$107,457	$93,083	$14,374	15.4%	$101,190	$(8,107)	(8.0)%
Radio	37,615	36,101	1,514	4.2%	36,118	(17)	0.0%
Fisher Plaza	9,406	8,061	1,345	16.7%	4,555	3,506	77.0%
Corporate and eliminations	221	(159)	380		(132)	(27)

Consolidated	154,699	137,086	17,613	12.8%	141,731	(4,645)	(3.3)%
Direct operating costs
Television	38,149	36,334	1,815	5.0%	34,144	2,190	6.4%
Radio	9,746	10,498	(752)	(7.2)%	9,989	509	5.1%
Fisher Plaza	3,242	2,751	491	17.8%	1,657	1,094	66.0%
Corporate and eliminations	1,656	1,562	94	6.0%	1,606	(44)	(2.7)%

Consolidated	52,793	51,145	1,648	3.2%	47,396	3,749	7.9%
Selling, general and administrative expenses
Television	31,255	34,173	(2,918)	(8.5)%	29,105	5,068	17.4%
Radio	15,442	14,765	677	4.6%	14,612	153	1.0%
Fisher Plaza	508	1,128	(620)	(55.0)%	1,880	(752)	(40.0)%
Corporate and eliminations	6,770	8,647	(1,877)		8,956	(309)

Consolidated	53,975	58,713	(4,738)	(8.1)%	54,553	4,160	7.6%
Amortization of program rights
Television	8,396	9,959	(1,563)	(15.7)%	9,477	482	5.1%
Radio	10,250	10,000	250	2.5%	9,750	250	2.6%

Consolidated	18,646	19,959	(1,313)	(6.6)%	19,227	732	3.8%
Depreciation and amortization
Television	6,016	7,940	(1,924)	(24.2)%	10,588	(2,648)	(25.0)%
Radio	888	1,106	(218)	(19.7)%	1,178	(72)	(6.1)%
Fisher Plaza	3,116	3,544	(428)	(12.1)%	3,762	(218)	(5.8)%
Corporate and eliminations	257	245	12	4.9%	207	38	18.4%

Consolidated	10,277	12,835	(2,558)	(19.9)%	15,735	(2,900)	(18.4)%
Income (loss) from operations
Television	23,641	4,677	18,964		17,876	(13,199)
Radio	1,289	(268)	1,557		589	(857)
Fisher Plaza	2,540	638	1,902		(2,744)	3,382
Corporate and eliminations	(8,462)	(10,613)	2,151		(10,901)	288

Consolidated	19,008	(5,566)	24,574		4,820	(10,386)
Net loss on derivative instruments			—		(12,656)	12,656
Loss from extinguishment of long-term debt			—		(5,034)	5,034
Other income, net	3,881	3,629	252		3,357	272
Interest expense, net	(13,956)	(13,726)	(230)		(11,775)	(1,951)

Income (loss) from continuing operations before income taxes	8,933	(15,663)	24,596		(21,288)	5,625
Provision (benefit) for federal and state income taxes	2,677	(9,532)	12,209		(8,249)	(1,283)

Income (loss) from continuing operations	6,256	(6,131)	12,387		(13,039)	6,908
Income from discontinued operations, net of income taxes	10,580	1,059	9,521		1,086	(27)

Net Income (loss)	$16,836	$(5,072)	$21,908		$(11,953)	$6,881

Comparison of Fiscal Years Ended December 31, 2006, December 31, 2005, and December 31, 2004

Revenue

Television revenue increased in 2006, as compared to 2005, primarily due to improved national and local advertising in most of our markets as well as increased political advertising in all markets and the acquisition of Spanish-language television stations late in 2006. The increase was led by improvements at our two ABC-affiliated stations, with revenue from our Seattle and Portland television stations increasing 15.6% and 21.1%, respectively, in 2006 as compared to 2005. Revenue from our recently purchased Spanish-language stations accounted for $1.8 million or 12.7% of the overall increase from 2005. Revenue from the remaining television stations increased slightly in 2006 as compared to 2005.

In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the term of the agreements. Television network compensation revenue decreased to $1.0 million in 2006, compared to $2.0 million in 2005. Network compensation revenue decreased $1.3 million in 2005, as compared to 2004. In November 2006, we entered into affiliation agreements with Univision for five of our Spanish-language television stations for terms extending into 2011.

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

Radio revenue increased in 2006, as compared to 2005, primarily as a result of increased local revenue. We attribute the increase to improved ratings and a more aggressive sales strategy. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the sale of those stations. The sale of 18 of the 24 small-market radio stations was completed on October 31, 2006, with the sale of one additional station to the same buyer currently pending FCC approval. The remaining five stations continue to be held for sale.

The decline in broadcasting revenue in 2005, as compared to 2004 occurred primarily in the television segment, as most of our political advertising revenue is generated from television advertising. Our radio operations showed flat revenue in 2005, as compared to 2004. We noted increases in local spot revenue for our Seattle-based stations; however, these increases were offset by lower national revenue. Radio revenue from the Seattle Mariners Broadcast Rights was lower in 2005, as compared to 2004, due in some degree to the on-field performance of the Seattle Mariners. Though overall radio revenue in 2005 was flat, KOMO AM improved performance in the Seattle market. Excluding revenue specifically attributable to Seattle Radio’s agreement with the Seattle Mariners to broadcast baseball games, KOMO AM’s revenue increased 15.8% in 2005, compared to 2004. We attribute the increase primarily to the synergistic effect of the Seattle Mariners programming and KOMO AM’s all-news format gaining greater recognition in the Seattle market.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. Occupancy levels have increased at Fisher Plaza over the past three years, and recurring third-party rental and service revenues have also increased. Fisher Plaza occupancy was at 93% as of December 31, 2006, compared to 91% as of December 31, 2005, and 89% as of December 31, 2004.

Fisher Plaza revenue increased in 2006 as compared to 2005 and 2005 increased as compared to 2004. These increases were due to the aforementioned increased rental and service fees, as well as increased electrical infrastructure fees, tenant reimbursements and parking garage fees.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs in the television segment increased during 2006 as compared to 2005, primarily as a result of investments in our news product at certain stations and start up costs related to our Spanish-language operations. Direct operating costs at our radio segment decreased in 2006 as compared to 2005 as a result of decreased labor expense and a concerted effort to reduce overall expense. Expenses fluctuate seasonally consistent with the effect of the Seattle Mariners programming.

The increase in the television segment direct operating costs in 2005, as compared to 2004, is primarily the result of certain increased talent and labor costs. Higher direct operating costs at our radio segment in 2005, as compared 2004, was also primarily attributable to increased talent and labor expenses.

The increase in direct operating costs at Fisher Plaza in 2006, as compared to 2005 and in 2005, as compared to 2004, was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue under applicable accounting rules.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of cost of services sold.

Selling, general and administrative expenses

The decreases in selling, general and administrative expenses in the television segment in 2006, as compared to 2005, were due primarily to a $4.3 million non-cash charge resulting from our December 2005 decision to change our national advertising representation firm for our television stations. This decrease was partially offset by increases in compensation costs and consulting fees in 2006.

Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When we terminate national advertising representation agreements with contractual termination penalties, we record a non-cash charge to selling, general and administrative expense and amortize the resulting liability over the term of the new agreement. Based on this policy, we recognized a non-cash charge of $4.3 million in the fourth quarter of 2005 and will recognize a non-cash benefit over the five-year term of the new contract.

The increases in selling, general and administrative expenses in the television segment in 2005, as compared to 2004, was due primarily due to the change in national advertising representation firm noted above, as well as increased commission-based labor based on the mix of revenue at our television stations. We also had increased promotional expense, which offset decreases that would be expected at somewhat lower revenue levels.

The increase in selling, general and administrative expenses in the radio segment in 2006, as compared to 2005, were due primarily to increased commission expense as a result of increased local revenue, partially offset by reduced administrative costs.

The radio segment selling, general and administrative expenses increased slightly in 2005, as compared to 2004 due to higher employment-related costs.

Decreased selling, general and administrative expenses at Fisher Plaza in 2006, as compared to 2005 and in 2005, as compared to 2004, were due primarily to reduced marketing efforts and headcount levels as the property was becoming substantially occupied and administrative functions were centralized to corporate in mid 2005. As of December 31, 2006, approximately 93% of Fisher Plaza was occupied or committed for occupancy (91% at December 31, 2005 and 89% at December 31, 2004) and, consequently, broad-based selling and marketing initiatives have been reduced.

The corporate group incurred lower selling, general and administrative expenses in 2006, as compared to 2005, due primarily to reduced pension-related expense, decreased Sarbanes-Oxley related audit fees, and decreased severance-related expenses. In 2005, severance-related expense totaling approximately $1.4 million was recognized for the Company’s former chief executive officer and other executive-level restructuring. During 2006, approximately $300,000 of severance-related expense was recognized for an executive officer. As 2006 is the third year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, related expenses have been significantly reduced from prior year levels. Lower pension-related costs have been recognized during 2006 due to the curtailment of a supplemental employee retirement plan in the second quarter of 2005.

The corporate group incurred lower selling, general and administrative expenses in 2005, as compared to 2004, primarily as a result of reductions in employee benefit-related expenses for an inactive corporate entity and lower overall costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Overall corporate selling, general and administrative expense reductions in 2005 were partially offset by severance expenses totaling approximately $1.4 million and a pension curtailment loss of $451,000 recognized in 2005, as described above.

Amortization of program rights

Amortization of program rights for the television segment declined in 2006, as compared to 2005, and increased in 2005, as compared to 2004. These fluctuations were primarily due to increased syndicated programming costs in 2005 for a television program that was cancelled later in 2005; 2006 replacement programming was at a lower cost.

Amortization of program rights for the radio segment are related the agreement to broadcast Seattle Mariners baseball games, which increased slightly in 2006, as compared to 2005 and in 2005, as compared to 2004.

Depreciation and amortization

Depreciation for the television, radio and Plaza segments declined in 2006, as compared to 2005, and declined in 2005, as compared to 2004, primarily as a result of certain assets becoming fully depreciated.

Net loss on derivative instruments

We had no derivative instruments outstanding during 2006 or 2005; however, derivative instruments had a significant impact on our operating results in previous years. On March 21, 2002, we entered into a variable forward sales transaction (the “Forward Transaction”) with a financial institution. Our obligations under the Forward Transaction were collateralized by 3.0 million shares of Safeco Corporation common stock owned by us. A portion of the Forward Transaction was considered a derivative and, as such, we periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the statement of operations. Changes in the value of the Forward Transaction were based primarily on changes in the value of Safeco Corporation common stock, changes in underlying assumptions concerning the volatility of Safeco common stock, and changes in interest rates.

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

Other income, net

Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in 2006, as compared to 2005 and in 2005, as compared to 2004, was due primarily to increases in the dividend rate of our investment in Safeco shares.

Interest expense, net

Interest expense consists primarily of interest on our $150 million senior notes, amortization of loan fees, and interest on borrowings under our $20.0 million senior credit facility. In 2004 interest expense also included net payments under the Swap Agreement that expired in the first quarter of 2004.

The increase in interest expense in 2006, compared to 2005, is due primarily to borrowings on our $20 million senior credit facility during 2006. This borrowing facilitated the purchase of three television stations in Oregon and Washington during 2006.

The increase in interest expense in 2005, compared to 2004, is due primarily to higher average debt balances outstanding in 2005 at a higher interest rate.

Provision (benefit) for federal and state income taxes

The provision (benefit) for federal and state income taxes generally varies directly with pre-tax loss. Therefore, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes for each of 2006, 2005 and 2004. In addition, the 2005 benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005. The tax benefit in 2004 primarily reflected our ability to utilize net operating loss carrybacks. The effective tax rate varies from the statutory rate primarily due to the 2005 deduction for worthless stock, deduction for dividends received from our investment in Safeco corporate common stock, increases in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes (see Note 11 to the Consolidated Financial Statements).

Income from discontinued operations, net of income taxes

The income from discontinued operations is related to 24 small-market radio stations located in Montana and Eastern Washington and is presented net of income taxes. On October 31, 2006 we closed the sale of 18 of these stations and recognized a gain on sale of $10.0 million, net of tax. The remaining stations remain classified as held for sale as of December 31, 2006 (see Note 2 to the Consolidated Financial Statements).

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

Our current assets as of December 31, 2006 included cash and cash equivalents and restricted cash totaling $16.0 million, and we had working capital of $31.0 million. Restricted cash at December 31, 2006 consists of funds held by a qualified intermediary, pending completion of a tax deferred exchange in accordance with Internal Revenue Code Section 1031. It is the Company’s intent to utilize these funds to finance one or more qualifying tax deferred exchanges in 2007, subject to applicable IRS rules and regulations. As of December 31, 2005, our current assets included cash and cash equivalents totaling $19.6 million, and we had working capital of $35.6 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of December 31, 2006, $20.0 million was available under the credit facility.

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

In October 2006, the Company completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The closing on the sale of one additional Montana station to the same buyer is currently pending FCC approval. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. The 24 station group is treated as discontinued operations in the accompanying financial statements. A portion of the proceeds from this sale were used to partially fund the purchase of the two Oregon television stations noted above, in addition to being utilized to pay down the outstanding balance on our senior credit facility.

In September 2006, the Company completed a stock purchase of AABB, with its owner Christopher J. Racine. Under this agreement, the Company acquired 100 percent equity interest in AABB for $16.0 million.

In July 2006, the Company entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

Net cash provided by operating activities during 2006 was $24.7 million, compared to net cash provided by operations of $5.6 million in 2005 and $19.1 in 2004. Net cash provided by operating activities consists of our net income or loss, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by gain on sale of radio stations (for the 2006 period), changes in deferred income tax and changes in operating assets and liabilities.

Net cash used in investing activities during 2006 included $23.2 million in proceeds from the sale of 18 small market radio stations, less an $8.5 million increase in restricted cash that was set aside from this transaction for further purchases of television stations under a like-kind tax exchange. In addition, investing activities included $16.1 million paid as an investment in AABB, $1.1 million paid for options to purchase additional television stations, $19.6 million paid for the purchase of the Oregon television stations from EBC, and $15.4 million used to purchase property, plant and equipment. Net cash used in investing activities during 2005 consisted primarily of $7.5 million to purchase property, plant and equipment, partially offset by the collection of two notes receivable totaling $1.6 million related to prior year asset sales. In 2004, we purchased $6.8 million of property, plant and equipment. The increase in purchases of property plant and equipment in 2006 is attributable to tenant-related construction at Fisher Plaza, centralization of master control capabilities and construction of full power digital broadcasting facilities for certain of our smaller market television stations to be in compliance with FCC rules.

Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.

Net cash provided by financing activities in 2006 was $569,000, consisting primarily of proceeds from exercise of stock options. Net cash provided by financing activities in 2005 was $3.3 million, comprised primarily of $3.4 million in proceeds from the exercise of stock options. These cash receipts were partially offset by payments of notes payable and deferred loan costs. Net cash provided by financing activities in 2004 was comprised primarily of the $150.0 million senior notes offering and $11.0 million in borrowings under our former credit facilities. Those amounts were offset by payments and retirements of borrowing agreements of $142.7 million, payments totaling $21.6 million to terminate the Forward Transaction and pay additional amounts to settle our obligations under the Forward Transaction, and $5.9 million in transaction costs related to the senior notes offering and new senior credit facility, resulting in net cash used in financing activities of $9.6 million.

We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 8 of the Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at December 31, 2006 and 2005.

As of December 31, 2006, the following table presents our contractual obligations:

Future contractual obligations are as follows (in thousands):

				Operating
	Debt	Broadcast	Other	Lease
12 Months Ending December 31	Maturities	Rights	Obligations	Obligations	Total

2007	$	$17,559	$4,228	$1,178	$22,965
2008		17,023	4,360	968	22,351
2009		7,137	1,920	783	9,840
2010		4,793	1,920	719	7,432
2011		1,091	960	652	2,703
Thereafter	150,000			2,575	152,575

	$150,000	$47,603	$13,388	$6,875	$217,866

Commitments for broadcasting rights consist of $5.7 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of December 31, 2006 and $41.9 million for future rights to broadcast television and radio programs. Other obligations consist of $4.7 million in related fees primarily associated with our contract to broadcast Seattle Mariners baseball games and $8.6 million for commitments under a joint sales agreement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the present measurement date. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of operations. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The adoption of this Standard did not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We adopted SAB 108 in our fiscal fourth quarter. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt the new requirements in the first quarter of 2007 and we are currently assessing the potential effect of FIN 48 on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of FASB Statements No. 133 and 140. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that this standard will impact our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

As a result of our September 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of December 31, 2006, is at a fixed rate. As of December 31, 2006, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The estimated fair value of our long-term debt at December 31, 2006 was approximately $158.7 million, which was approximately $8.7 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2006, amounted to approximately $7.0 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

As of December 31, 2005, our fixed-rate debt totaled $150.0 million. The estimated fair value of our long-term debt at December 31, 2005 was approximately $158.0 million, which was approximately $8.0 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2005, amounted to approximately $7.7 million.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of December 31, 2006 was $188.3 million. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of December 31, 2006, these shares represented 2.9% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in an $18.8 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

The fair value of our investments in marketable securities as of December 31, 2005 was $170.1 million. Marketable securities consisted primarily of 3.0 million shares of Safeco Corporation common stock. As of December 31, 2005, these shares represented 2.4% of the outstanding common stock of Safeco Corporation. A hypothetical 10% change in market prices underlying these securities would result in a $17.0 million change in the fair value of the marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related documents listed in the index set forth in Item 15 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of December 31, 2006, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no changes in internal control over financial reporting during the fourth fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2006, Fisher Communications, Inc.’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the discussion below, the information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

We maintain two equity incentive compensation plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2002. As of December 31, 2006 options and rights for 146,533 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2008. As of December 31, 2006 options for 266,100 shares had been issued, net of forfeitures. The Plans were approved by shareholders and no non-Plan awards are outstanding (see Note 10 to the Consolidated Financial Statements for further information).

The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of Securities to be Issued	Weighted Average Exercise	Number of Securities
Upon Exercise of Outstanding	Price of Outstanding	Remaining Available
Options and Rights	Options and Rights	for Future Issuance

221,235	$45.49	333,900

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

•	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

•	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004

All other schedules have been omitted because of the absence of the conditions under which they are required or because the information required is included in financial statement schedules, the financial statements or notes thereto.

(3)  Exhibits: See “Exhibit Index.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fisher Communications, Inc.

We have completed integrated audits of Fisher Communications, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this annual report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Seattle, Washington
March 14, 2007

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per-share
	amounts)

Revenue	$154,699	$137,086	$141,731
Costs and expenses
Direct operating costs (exclusive of annual depreciation and amortization of $8,488, $10,749 and $13,015, respectively, and amortization of program rights of $18,646, $19,959 and $19,227, respectively, reported separately below)	52,793	51,145	47,396
Selling, general and administrative expenses	53,975	58,713	54,553
Amortization of program rights	18,646	19,959	19,227
Depreciation and amortization	10,277	12,835	15,735

	135,691	142,652	136,911

Income (loss) from operations	19,008	(5,566)	4,820
Net loss on derivative instruments			(12,656)
Loss from extinguishment of long-term debt			(5,034)
Other income, net	3,881	3,629	3,357
Interest expense, net	(13,956)	(13,726)	(11,775)

Income (loss) from continuing operations before income taxes	8,933	(15,663)	(21,288)
Provision (benefit) for federal and state income taxes	2,677	(9,532)	(8,249)

Income (loss) from continuing operations	6,256	(6,131)	(13,039)
Income (loss) from discontinued operations, net of income taxes:
Georgia television stations			(132)
Radio stations	10,580	1,059	1,218

Income from discontinued operations, net of income taxes	10,580	1,059	1,086

Net income (loss)	$16,836	$(5,072)	$(11,953)

Income (loss) per share:
From continuing operations	$0.72	$(0.70)	$(1.51)
From discontinued operations	1.21	0.12	0.12

Net income (loss) per share	$1.93	$(0.58)	$(1.39)

Income (loss) per share assuming dilution:
From continuing operations	$0.72	$(0.70)	$(1.51)
From discontinued operations	1.21	0.12	0.12

Net income (loss) per share assuming dilution	$1.93	$(0.58)	$(1.39)

Weighted average shares outstanding	8,713	8,678	8,617
Weighted average shares outstanding assuming dilution	8,716	8,678	8,617

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2006	2005
	(In thousands, except share and per-share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$7,477	$19,622
Restricted cash	8,473
Receivables, net	30,131	28,166
Income taxes receivable		986
Deferred income taxes	690	665
Prepaid expenses	3,592	4,295
Television and radio broadcast rights	6,676	6,519
Assets held for sale	19

Total current assets	57,058	60,253
Marketable securities, at market value	188,307	170,053
Cash value of life insurance and retirement deposits	15,959	15,303
Television and radio broadcast rights	1,041	2,075
Goodwill, net	32,714	38,354
Intangible assets	41,142	1,244
Investment in equity investee	2,789	2,759
Deferred financing fees and other assets	7,748	6,040
Assets held for sale	2,612
Property, plant and equipment, net	148,207	144,312

Total Assets	$497,577	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$4,600	$3,483
Accrued payroll and related benefits	7,567	7,355
Interest payable	3,809	3,809
Television and radio broadcast rights payable	5,667	5,524
Income taxes payable	486
Other current liabilities	3,626	4,520
Liabilities of businesses held for sale	289

Total current liabilities	26,044	24,691
Long-term debt	150,000	150,000
Accrued retirement benefits	19,027	19,644
Deferred income taxes	54,414	31,381
Other liabilities	8,527	5,056
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,720,091 in 2006 and 8,705,041 in 2005	10,900	10,881
Capital in excess of par	9,454	8,590
Deferred compensation		(159)
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441	109,600
Accumulated loss	(1,735)	(2,172)
Prior service cost	(212)
Retained earnings	99,717	82,881

Total Stockholders’ Equity	239,565	209,621

Total Liabilities and Stockholders’ Equity	$497,577	$440,393

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess	Deferred	Comprehensive	Retained	Total
	Shares	Amount	of Par	Compensation	Income	Earnings	Equity
	(In thousands except share amounts)

Balance December 31, 2003	8,608,288	$10,760	$4,051	$(2)	$73,089	$99,906	$187,804
Net loss						(11,953)	(11,953)
Other comprehensive income					26,103		26,103
Amortization of deferred compensation				2			2
Compensation expense for accelerated option vesting			41				41
Issuance of common stock under rights and options, and related tax benefit	10,493	13	443				456

Balance December 31, 2004	8,618,781	10,773	4,535	—	99,192	87,953	202,453
Net loss						(5,072)	(5,072)
Other comprehensive income					8,236		8,236
Issuance of common stock rights			188	(188)			—
Amortization of deferred compensation				29			29
Compensation expense for accelerated option vesting			340				340
Issuance of common stock under rights and options, and related tax benefit	86,260	108	3,527				3,635

Balance December 31, 2005	8,705,041	10,881	8,590	(159)	107,428	82,881	209,621
Net income						16,836	16,836
Other comprehensive income					12,066		12,066
Elimination of deferred stock-based compensation upon adoption of SFAS 123R			(159)	159			—
Stock-based compensation			473				473
Issuance of common stock under rights and options, and related tax benefit	15,050	19	550				569

Balance December 31, 2006	8,720,091	$10,900	$9,454	$—	$119,494	$99,717	$239,565

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income (loss)	$16,836	$(5,072)	$(11,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,385	13,085	16,017
Deferred income taxes	2,636	(8,991)	(4,578)
Equity in operations of equity investees	(30)	(46)	(139)
Amortization of deferred financing fees	633	646	742
Decrease in fair value of derivative instruments			12,656
Interest accrued on forward sale transaction			3,564
Loss from extinguishment of long-term debt			5,034
Amortization of program rights	18,646	19,959	19,227
Payments for television and radio broadcast rights	(17,633)	(18,953)	(18,524)
Gain on sale of radio stations	(9,971)
Dividends from equity investee		112	138
Other	697	229	245
Change in operating assets and liabilities
Receivables	(1,964)	(573)	(319)
Prepaid expenses	201	(642)	502
Cash value of life insurance and retirement deposits	(656)	(332)	(278)
Other assets	(440)	(260)	834
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	1,012	(781)	3,294
Income taxes receivable and payable	1,472	2,369	(7,060)
Accrued retirement benefits	(618)	677	274
Other liabilities	3,527	4,146	(586)

Net cash provided by operating activities	24,733	5,573	19,090

Cash flows from investing activities
Proceeds from sale of radio stations	23,238
Purchase of Seattle television station	(16,127)
Payment for options to purchase television stations	(1,100)
Proceeds from collection of notes receivable		1,585	428
Proceeds from sale of marketable securities		247
Proceeds from sale of commercial property and property, plant and equipment		418	112
Restricted cash	(8,473)
Purchase of Oregon television stations	(19,554)
Purchase of property, plant and equipment	(15,431)	(7,523)	(6,791)
Purchase of radio station licenses			(204)

Net cash used in investing activities	(37,447)	(5,273)	(6,455)

Cash flows from financing activities
Net payments under notes payable		(53)	(662)
Borrowings under borrowing agreements	15,000		161,000
Payments on borrowing agreements and mortgage loans	(15,000)		(142,709)
Payments to terminate forward transaction tranche and additional amount to retire outstanding balances			(21,589)
Payment of deferred financing fees		(87)	(6,074)
Proceeds from exercise of stock options	546	3,437	428
Excess tax benefit from exercise of stock options	23

Net cash provided by (used in) financing activities	569	3,297	(9,606)

Net increase (decrease) in cash and cash equivalents	(12,145)	3,597	3,029
Cash and cash equivalents, beginning of period	19,622	16,025	12,996

Cash and cash equivalents, end of period	$7,477	$19,622	$16,025

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Net income (loss)	$16,836	$(5,072)	$(11,953)
Other comprehensive income:
Unrealized gain on marketable securities	18,217	12,779	40,136
Effect of income taxes	(6,377)	(4,473)	(14,048)
Accumulated loss	673	56	23
Effect of income taxes	(235)	(20)	(8)
Prior service cost	(326)
Effect of income taxes	114
Reclassification adjustment for gains included in net income (loss)		(163)
Effect of income taxes		57

	12,066	8,236	26,103

Total comprehensive income	$28,902	$3,164	$14,150

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a digital communications hub facility that houses a variety of office, retail, technology and other media and communications companies. The Company conducts its business primarily in Washington, Oregon, Idaho and Montana. A summary of significant accounting policies is as follows:

Principles of consolidation The Consolidated Financial Statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting are conducted through Fisher Broadcasting Company. Fisher Media Services Company operates Fisher Plaza. All material intercompany balances and transactions have been eliminated.

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

Television and radio broadcast licenses The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses. Broadcasting licenses for certain indefinite-lived television licenses are included in Intangible Assets in the Consolidated Balance Sheets.

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

Termination of national advertising representation firms Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When the Company terminates national advertising representation agreements with contractual termination penalties, the Company recognizes a non-cash termination charge to selling, general and administrative expenses and amortizes the resulting liability as a reduction of expense over the term of the new agreement. In the fourth quarter of 2005, the Company recognized a non-cash termination charge of $4.3 million and will recognize a non-cash benefit over the five year term of the new agreement.

Short-term cash investments Short-term cash investments are comprised of repurchase agreements collateralized by U.S. Government securities held by major banks. The Company considers short-term cash investments that have remaining maturities at date of purchase of 90 days or less to be cash equivalents.

Restricted cash Restricted cash at December 31, 2006 generally consists of funds held by a Qualified Intermediary, pending completion of a tax deferred exchange in accordance with Internal Revenue Code Section 1031. It is the Company’s intent to utilize these funds to finance one or more qualifying tax deferred exchanges in 2007, subject to applicable IRS rules and regulations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities Marketable securities at December 31, 2006 and 2005 consist primarily of shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of December 31, 2006 and 2005, these shares represented 2.9% and 2.4%, respectively of the outstanding common stock of Safeco Corporation. The Company has classified its investments as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related income tax effect. Dividends received of $3,348,000, $2,850,000 and $2,343,000 are included in other income, net for 2006, 2005 and 2004, respectively.

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

Television and radio broadcast rights Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. The Company periodically assesses impairment of broadcast rights on a program-by-program basis; any impairment found is charged to operations in the period of the impairment.

Investments in equity investees Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method of accounting (See Note 5).

Goodwill and indefinite-lived intangible assets Goodwill represents the excess of purchase price of certain broadcast properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and if considered appropriate, will consult with independent appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each station as a result of pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

The goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital. To the extent they have been separately identified, the Company’s indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least on an annual basis by applying a fair-value-based test as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company’s evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect the Company’s results of operations.

Property, plant and equipment, net Replacements and improvements are capitalized, while maintenance and repairs are charged as expense when incurred. Property, plant and equipment are stated at historical cost, net of related accumulated depreciation. Gains or losses on dispositions of property, plant and equipment are included in operating income, or in discontinued operations, based on the nature of the disposition.

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

For financial reporting purposes, depreciation of property, plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5–55 years
Machinery and equipment	3–25 years
Land improvements	10–55 years

The Company classifies the net carrying values of stations as held for sale when the stations are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. The Company discontinues depreciation of the stations at that time, but continues to recognize operating revenues and expenses until the date of sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reports revenues and expenses of stations classified as held for sale in discontinued operations for all periods presented if the Company will sell or has sold the stations on terms where the Company has no continuing involvement with them after the sale. If active marketing ceases or the stations no longer meet the criteria to be classified as held for sale, the Company reclassifies the stations as held for use, resumes depreciation and recognizes the loss for the period that the Company classified the properties as held for sale, and deferred selling costs, if any, are charged to expense.

Tangible long-lived assets The Company evaluates the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by SFAS 144. The Company uses its judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of the Company’s estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on the Company’s future results of operations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments The carrying amount of cash and cash equivalents, restricted cash, receivables, marketable securities, trade accounts payable, and television and radio broadcast rights asset and payable approximate the fair values due to their short maturities.

The estimated fair value of the Company’s long-term debt at December 31, 2006 and 2005 was $158.7 million and $158.0 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. Currently, the Company does not anticipate settlement of long-term debt at other than book value.

Deferred financing costs The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in September 2004 are amortized over the 10-year life of the senior notes; costs corresponding to the Company’s $20 million revolving credit facility are amortized over the 6-year availability of this financing agreement.

Variable interest entities The Company may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, the Company continues to operate the station under the agreement until the termination of such agreement. As a result of these agreements, the Company may determine that the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and that the Company is the primary beneficiary of the variable interest. This typically occurs if the Company has an agreement to acquire a station and the conditions to close are considered to be perfunctory. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station.

Advertising The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $3,085,000, $3,825,000 and $4,026,000 in 2006, 2005, and 2004, respectively.

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

Income taxes Deferred income taxes are provided for temporary differences in reporting for financial reporting purposes versus income tax reporting purposes. The Company evaluates both positive and negative evidence that it believes is relevant in assessing whether the Company will realize the deferred tax assets. The Company provides valuation allowances for deferred taxes when it does not consider realization of such assets to be more likely than not.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per-share amounts):

Year Ended December 31	2006	2005	2004

Net income (loss)	$16,836	$(5,072)	$(11,953)
Weighted average shares outstanding — basic	8,713	8,678	8,617
Weighted effect of dilutive options and rights	3

Weighted average shares outstanding assuming dilution	8,716	8,678	8,617

Basic net income (loss) per share	$1.93	$(0.58)	$(1.39)

Diluted net income (loss) per share	$1.93	$(0.58)	$(1.39)

The dilutive effect of 13,250 restricted stock rights and options to purchase 190,185 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2006 because such rights and options were anti-dilutive. The dilutive effect of 4,000 restricted stock rights and options to purchase 275,430 shares are excluded for the year ended December 31, 2005 because such rights and options were anti-dilutive due to the Company’s net loss. The dilutive effect of 60 restricted stock rights and options to purchase 487,490 shares are excluded for the year ended December 31, 2004 because such rights and options were also anti-dilutive due to the Company’s net loss.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January  1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements for 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.

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

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2005	2004

Net loss, as reported	$(5,072)	$(11,953)
Add: stock-based compensation included in net loss, net of tax	221	41
Deduct: total stock-based compensation determined under fair value method for all awards, net of tax	(1)	(1,090)

Pro forma net loss	$(4,852)	$(13,002)

Basic and diluted net loss per share:
As reported	$(0.58)	$(1.39)
Pro forma	$(0.56)	$(1.51)

Reclassifications Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassifications have no effect on shareholders’ equity, cash flows from operating, investing or financing activities or net income (loss). The reclassifications impact the Company’s Consolidated Statements of Operations in the following ways:

•	“Direct operating costs” has replaced the caption previously labeled “Cost of services sold”;

•	“Amortization of program rights” are now reported separately, whereas previously these amounts were reported within “Cost of services sold”; and

•	“Selling, general and administrative expenses” now include amounts previously reported separately under the captions “Selling expenses” and “General and administrative expenses”.

For all reported periods, the Company reclassified to discontinued operations the results of stations that the Company intended to sell or had sold as of December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires employers to recognize the under-funded or over-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of operations. The new reporting requirements and related new footnote disclosure rules of

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 158 are effective for fiscal years ending after December 15, 2006. The adoption of this Standard did not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company adopted SAB 108 in its fiscal fourth quarter. The adoption of this Standard did not have any impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt the new requirements in the first quarter of 2007. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the implications of SFAS 159, and its impact on the Company’s financial statements has not yet been determined.

NOTE 2

Discontinued Operations

On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The Company received $24.4 million in cash, and $1.6 million has been placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the radio stations due to the Company’s assessment that no liabilities will arise under the indemnification provisions of the agreement. The current portion ($833,000) of the escrowed amount is included in prepaid expenses, with the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance included in deferred financing fees and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2006. Of the $24.4 million in cash received, $18.0 million was deposited directly with a Qualified Intermediary (“QI”) in order to facilitate a tax deferred exchange under Internal Revenue Code Section 1031. The closing on the sale of one additional Montana station to the same buyer is currently pending FCC approval. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these 24 stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.

Operational data for the radio stations is summarized as follows (in thousands):

Year Ended December 31	2006	2005	2004

Revenue	$8,507	$12,233	$12,135
Income from discontinued operations:
Discontinued operating activities	$938	$1,629	$1,662
Gain on sale	15,339	—	—

	16,277	1,629	1,662
Income tax effect	(5,697)	(570)	(444)

Income from discontinued operations	$10,580	$1,059	$1,218

The following table summarizes the classes of assets and liabilities held for sale as of December 31, 2006 (in thousands):

Goodwill, net	$1,129
Property, plant and equipment, net	718
Intangible assets	765
Other assets	19

Assets held for sale	$2,631

Liabilities of businesses held for sale	$289

On December 1, 2003, Fisher Broadcasting Company completed the sale of substantially all of the assets of its two Georgia television stations, WFXG-TV, Augusta and WXTX-TV, Columbus; net proceeds from the sale were $40,725,000. A minimal amount of activity associated with these discontinued operations carried into 2004.

Operational data associated with the final 2004 activity for the Georgia television stations sold is summarized as follows (in thousands):

Year Ended December 31	2004

Loss from discontinued operations:
Discontinued operating activities	$(207)
Income tax effect	75

Loss from discontinued Georgia television stations	$(132)

NOTE 3

Acquisitions

On June 26, 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. Under this agreement, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the rights and obligation to acquire the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB. On September 26, 2006, the Company acquired the remaining 75 percent equity interest in AABB for $12.0 million. The purchase price of AABB, including liabilities assumed and direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets - FCC license (indefinite life, non-amortizing)	$24,012
Property, plant and equipment	790
Deferred tax liabilities	(8,626)

$16,176

On September 22, 2006, the Company entered into a second amendment to an asset purchase agreement dated December 7, 2005 with Equity Broadcasting Corporation and entities owned or controlled by EBC (“EBC”). The amendment provided, among other things, that the Company paid an additional $6.0 million non-refundable fee in consideration for deferring the consummation of the acquisition of two television stations in Oregon (the “Oregon Closing”) to November 1, 2006, to be applied toward the purchase price of $19.3 million. As a result of the amended terms of the agreement and the JSA, the Company determined that it was the primary beneficiary of the two Oregon stations and as a result consolidated the operations and assets at their fair values as of September 22, 2006. On November 1, 2006, the Company finalized the Oregon Closing with EBC for $19.3 million. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. The purchase price of the Oregon stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets — FCC license (indefinite life, non-amortizing)	$16,800
Goodwill (non-amortizing, tax deductible)	2,593
Property, plant and equipment	161

$19,554

NOTE 4

Receivables

Receivables are summarized as follows (in thousands):

December 31	2006	2005

Trade accounts	$26,978	$27,273
Other	3,614	1,396

	30,592	28,669
Less-Allowance for doubtful accounts	461	503

Total receivables	$30,131	$28,166

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5

Investments in Equity Investee

Investments in entities over which the Company does not have control, but has significant influence, are accounted for using the equity method of accounting. The Company’s investments are reported in the Consolidated Balance Sheets as investment in equity investee and its proportionate share of income or losses is reported as a component of other income, net in the Consolidated Statements of Operations.

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

Investment in South West Oregon Television is summarized as follows (in thousands):

Balance, December 31, 2003	$2,824
Dividends	(138)
Equity in net income	139

Balance, December 31, 2004	2,825
Dividends	(112)
Equity in net income	46

Balance, December 31, 2005	2,759
Dividends	—
Equity in net income	30

Balance, December 31, 2006	$2,789

NOTE 6

Goodwill and Intangible Assets

The Company’s goodwill totaled $32,714,000 and $38,354,000 at December 31, 2006 and 2005, respectively. Goodwill with a carrying value of $7.6 million was disposed of in conjunction with the Company’s sale of 18 small-market radio stations in October 2006, while goodwill of $1.1 million associated with the remaining stations to be sold is classified as held for sale at December 31, 2006 (See Note 2). Intangible assets totaling $41,142,000 and $1,244,000 at December 31, 2006 and 2005, respectively, consist of amounts incurred to acquire certain television and radio broadcast licenses. The goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.

The Company follows SFAS 142, which requires the Company to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. The

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required annual impairment test was performed in the fourth quarter of 2006, 2005 and 2004, resulting in no impairment.

NOTE 7

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

December 31	2006	2005

Building and improvements	$138,141	$132,869
Machinery and equipment	107,498	103,448
Land and improvements	7,369	8,233

	253,008	244,550
Less-Accumulated depreciation	104,801	100,238

Total	$148,207	$144,312

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2006, consists of Fisher Plaza and includes buildings, equipment and improvements of $139,546,000, and land and improvements of $4,354,000, less accumulated depreciation of $25,910,000. The Company receives rental income principally from the lease of data center, office and retail space under leases and agreements, which expire at various dates through 2019. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements, which were in effect at December 31, 2006, are as follows (in thousands):

Year	Rentals

2007	$3,222
2008	3,100
2009	2,278
2010	1,920
2011	1,513
Thereafter	3,772

$15,805

The Company did not capitalize any interest expense in 2006, 2005 or 2004.

NOTE 8

Notes Payable, Long Term Debt, and Derivative Instruments

Notes payable

The Company previously had certain outstanding notes payable to directors, stockholders and others that were due on demand. These notes were paid in full during 2005. Such notes bore interest at rates equivalent to those available to the Company for short-term cash investments. Interest on such notes amounted to $506 and $3,900 in 2005 and 2004, respectively.

Long-term debt and borrowing agreements

On September 20, 2004 the Company issued $150.0 million of 8.625% senior notes due 2014, which are freely tradable notes registered under the Securities Act of 1933. The notes are unconditionally guaranteed, jointly and

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

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

These covenants are subject to a number of important qualifications and exceptions as described in the indenture. As of December 31, 2006 and 2005, the Company was in compliance with these covenants.

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

On September 20, 2004 the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at December 31, 2006 and 2005, and no amounts were outstanding under the Revolver at December 31, 2006. Total transaction costs of $5,978,000 were capitalized, of which $5,457,000 related to the senior notes, and $521,000 related to the Revolver. The capitalized balances are amortized to interest expense using the effective interest method over 10 years for the Senior notes and over 6 years for the Revolver.

Derivative Instruments

In connection with a previous broadcast borrowing facility, the broadcasting subsidiary entered into an interest rate swap agreement fixing the interest rate at 6.87%, plus a margin based on the broadcasting subsidiary’s ratio of consolidated funded debt to consolidated EBITDA, on a portion of the floating rate debt outstanding under the broadcast borrowing facility. The swap expired in the first quarter of 2004, resulting in a gain of $907,000 which is included in the total net loss on derivative instruments in the accompanying Consolidated Statement of Operations.

On March 21, 2002, the Company entered into a variable forward sales financing transaction (the “Forward Transaction”) with a financial institution. A portion of the Forward Transaction was considered a derivative and, as such, the Company periodically measured its fair value and recognized the derivative as an asset or a liability. The change in the fair value of the derivative was recorded in the Consolidated Statement of Operations. On April 28, 2004, the Company terminated one tranche of the Forward Transaction with a maturity date of March 15, 2007. In connection with the termination, the Company paid a termination fee of $2.5 million, of which $2.1 million had been recognized as a derivative instrument liability as of March 31, 2004. The remaining $436,000 was recognized as a loss on termination in the second quarter of 2004 and is included within net loss on derivative instruments in the accompanying Consolidated Statement of Operations. In addition, the Company recognized $212,000 in interest expense to write-off the remaining unamortized expenses related to the terminated tranche.

On November 4, 2004, the Company terminated all remaining tranches of the Forward Transaction. In connection with the termination, the Company paid a termination fee of $16,070,000. As a result of the termination, all shares of Safeco Corporation common stock owned by the Company became unencumbered. The termination was accounted for as an adjustment to net loss on derivative instruments.

Debt Maturities

Future maturities of long term debt are as follows (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	150,000

$150,000

Cash paid for interest (net of amounts capitalized) during 2006, 2005, and 2004 was $13,076,000, $12,804,000 and $4,200,000, respectively. The Company’s September 2004 retirement of prior debt included payments to retire obligations under the Forward Transaction, a portion of which had been recognized as interest expense since the inception of this financing arrangement. Of the total 2004 payments to retire the obligations, $11,638,000 represented cumulative interest recognized on the Forward Transaction.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9

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

At December 31, 2006 the Company had commitments under license agreements amounting to $41,921,000 for future rights to broadcast television and radio programs through 2008 and $4,748,000 in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games. In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). This agreement was extended in 2006. Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $8,640,000 through 2011.

Television and radio broadcast rights acquired under contractual arrangements were $17,769,000 and $17,069,000 in 2006 and 2005, respectively. The Company periodically performs impairment tests of its capitalized broadcast rights and as a result recorded a charge of $84,000 and $105,000 in 2005 and 2004, respectively, to write the asset balance down to its estimated net realizable value. No such charge was recorded in 2006.

NOTE 10

Stockholders’ Equity

Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. Previously, the Company applied APB 25 and related Interpretations, as permitted by SFAS 123. The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits (APIC pool), as provided for in FASB Staff Position FAS 123(R)-3, Transition Election Accounting for the Tax Effects of Share-Based Payment Awards.

The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon option exercise or rights vesting. As of December 31, 2006, options and rights for 146,533 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees pursuant to options and rights through 2008. As of December 31, 2006, options and rights for 266,100 shares had been issued, net of forfeitures.

Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. Non-cash compensation expense of $382,000 ($248,000 after-tax) related to the options was recorded for 2006. During 2005 and 2004, the vesting on certain previously granted options was accelerated as part of separation agreements with certain management personnel; as a result, the Company recognized non-cash compensation expense of $340,000 ($221,000 after-tax) and $65,000 ($41,000 after-tax), respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $91,000 ($59,000 after-tax), $29,000 ($19,000 after-tax) and $2,000 ($1,300 after-tax) related to the rights was recorded during 2006, 2005 and 2004, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Years Ended December 31
	2006	2005	2004

Assumptions:
Weighted average risk-free interest rate	4.6%	4.1%	3.7%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	31.3%	30.8%	27.5%
Expected life of options	6 years	6 years	7 years
Weighted average fair value at date of grant	$17.25	$19.27	$19.63

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for 2006 totaled $473,000, which is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 2006, the Company had approximately $1,863,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of approximately five years (or a weighted average period of 2.1 years). A greater percentage of the stock-based compensation expense is recognized in the first few years due to the prior method under APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from our consolidated financial statements in 2006 (in thousands, except per share amounts):

Consolidated statement of operations:
Decrease in income from operations	$(382)
Decrease in income from continuing operations before income taxes	(382)
Decrease in net income	(248)
Decrease in basic and diluted net income per share	(0.03)
Consolidated statement of cash flows:
Decrease in net cash provided by operating activities	(23)
Increase in net cash provided by financing activities	23

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
		Weighted	Weighted
		Average	Average			Weighted
		Exercise	Remaining	Aggregate		Average
	Number	Price per	Contractual	Intrinsic	Number	Grant-Date
	of Shares	Share	Life	Value	of Shares	Fair Value

Outstanding at December 31, 2003	456,263	$52.93			460	$62.19
Options and stock rights granted	77,800	51.50
Options exercised/stock rights vested	(10,100)	42.35			(400)	62.53
Options and stock rights forfeited	(36,473)	60.94

Outstanding at December 31, 2004	487,490	52.32			60	59.88
Options and stock rights granted	69,600	50.33			4,000	46.89
Options exercised/stock rights vested	(86,200)	40.11			(60)	59.88
Options and stock rights forfeited	(195,460)	56.21

Outstanding at December 31, 2005	275,430	52.88			4,000	46.89
Options and stock rights granted	85,800	43.44			19,650	44.20
Options exercised/stock rights vested	(14,800)	36.86			(850)	40.07
Options expired	(4,000)	37.25
Options and stock rights forfeited	(141,745)	53.26			(2,250)	45.05

Outstanding at December 31, 2006	200,685	$50.14	6.5 years	$151,561	20,550	$44.51

Exercisable at December 31, 2006	96,160	$55.75	3.8 years	$61,740

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 51,100 options that had exercise prices that were lower than the $44.21 closing market price of the Company’s common stock at December 31, 2006.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $69,000, $956,000 and $80,000, respectively, determined as of the date of exercise. During 2006, 850 restricted stock rights vested, with a total fair value of $34,000. During 2005, 60 restricted stock rights vested, with a total fair value of $3,000. During 2004, 400 restricted stock rights vested, with a total fair value of $20,000.

NOTE 11

Income Taxes

Income taxes have been provided as follows (in thousands):

Year Ended December 31	2006	2005	2004

Current tax expense (benefit)
Continuing operations	$465	$29	$(3,418)
Discontinued operations	21		115

	486	29	(3,303)

Deferred tax expense (benefit)
Continuing operations	2,212	(9,561)	(4,831)
Discontinued operations	5,676	570	254

	7,888	(8,991)	(4,577)

Total	$8,374	$(8,962)	$(7,880)

Income taxes are allocated as follows:
Continuing operations	$2,677	$(9,532)	$(8,249)
Discontinued operations	5,697	570	369

	$8,374	$(8,962)	$(7,880)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2006	2005	2004

Normal expense (benefit) computed at 35% of pretax income	$3,127	$(5,482)	$(7,451)
Dividends received deduction	(820)	(690)	(565)
State taxes, net of federal tax benefit	733	(119)	(8)
Change in state tax valuation allowance	(733)	119	8
Pension death and disability benefits, and increases in pension values	(301)	(291)	(438)
Non-deductible expenses	325	252	283
Worthless stock deduction of liquidated subsidiary		(3,437)
Other	346	116	(78)

	$2,677	$(9,532)	$(8,249)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liabilities are summarized as follows (in thousands):

December 31	2006	2005

Assets
Accrued employee benefits	$8,150	$8,154
Allowance for doubtful accounts	171	187
Goodwill and intangible assets		9,053
Net operating loss carryforwards	8,936	10,271
Contract termination charge	1,955	1,607
Other	1,015	518

	20,227	29,790

Liabilities
Marketable securities	(53,791)	(47,416)
Property, plant and equipment	(11,645)	(11,306)
Goodwill and intangible assets	(7,491)
Prepaid insurance	(427)	(454)

	(73,354)	(59,176)

Valuation allowance	(597)	(1,330)
Net	$(53,724)	$(30,716)

Current	690	665
Noncurrent	(54,414)	(31,381)

	$(53,724)	$(30,716)

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $597,000 and $1,330,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had estimated federal net operating losses totaling $8,020,000, as tax-effected, which expire through 2025.

The 2005 income tax benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005.

Net cash received from income tax refunds during 2006 was $1.0 million and net cash received from income tax refunds during 2005 was $2.3 million. Net cash paid for income taxes during 2004 was $3.6 million.

NOTE 12

Retirement Benefits

The Company has a noncontributory supplemental retirement program for key management. No new participants have been admitted to this program since 2001. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. As a result, the Company recorded a charge of $451,000 in the second quarter of 2005 as a curtailment loss associated with an unrecognized transition obligation that was required to be recognized at the effective date of the program amendment. The Company will continue to recognize periodic pension cost related to the program, but the amount is expected to be lower as a result of the curtailment. The curtailment loss was calculated based on a current discount rate of 5.02% and no future compensation increases. The program amendment in June 2005 resulted in a decrease of our projected benefit obligation of $597,000. Pursuant to the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88), this gain was netted against unrecognized actuarial losses resulting in no impact on our Consolidated Statement of Operations.

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

Year Ended December 31	2006	2005

Projected benefit obligation, beginning of year	$19,559	$20,012
Service cost		80
Interest cost	1,039	1,028
Assumption changes	(690)	696
Actuarial (gains) losses	226	(469)
Curtailment gain		(597)
Benefit payments	(1,199)	(1,191)

Projected benefit obligation, end of year	$18,935	$19,559

Unfunded status	$18,935	$19,559
Accumulated loss	(2,722)	(3,341)

Net amount recognized	$16,213	$16,218

Amounts recognized in consolidated balance sheets consist of (in thousands):

December 31	2006	2005

Accrued pension liability	$18,935	$19,559
Accumulated other comprehensive loss	(2,722)	(3,341)

Net amount recognized	$16,213	$16,218

Assumptions used to determine pension obligations are as follows:

	2006	2005

Discount rate	5.80%	5.48%
Rate of compensation increase	N/A	N/A

In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term US corporate bonds on the measurement date of December 31, and is intended to reflect prevailing market conditions. At December 31, 2006 and 2005, the Company has estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

Year Ended December 31	2006		2005	2004

Service cost	$		$80	$291
Interest cost		1,039	1,028	1,096
Amortization of transition obligation			52	104
Recognition of remaining transition obligation, curtailment loss			451
Amortization of loss		154	267	213

Net periodic pension cost		1,193	1,878	1,704
Cost of termination benefits				471

Total cost, including termination benefits		$1,193	$1,878	$2,175

Assumptions used to determine net periodic pension costs are as follows:

	2006	2005	2004

Discount Rate	5.48%	5.02% - 5.74%	6.25%
Rate of Compensation increase	0.00%	0.00% - 3.00%	3.00%

The accumulated benefit obligation of the Company’s supplemental retirement program was $18,935,000 and $19,559,000 as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was $559,000 and $266,000 as of December 31, 2006 and 2005, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

		Postretirement
	Supplemental	Health Insurance
	Retirement Program	Program

2007	$1,125	$75
2008	1,133	69
2009	1,139	74
2010	1,140	63
2011	1,175	67
Next 5 years	6,876	300

The aggregate expected contributions by the Company to fund the supplemental retirement program and postretirement health insurance program for 2007 are $1,125,000 and $75,000, respectively.

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. The Company did not make a contribution during 2006, 2005 or 2004.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13

Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s owned or operated 18 network-affiliated television stations, and a 50% interest in a company that owns a 19th television station. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

Year Ended December 31	2006	2005	2004

Television	$107,457	$93,083	$101,190
Radio	37,615	36,101	36,118
Fisher Plaza	9,406	8,061	4,555
Corporate and eliminations	221	(159)	(132)

	$154,699	$137,086	$141,731

Depreciation and amortization

Year Ended December 31	2006	2005	2004

Television	$6,016	$7,940	$10,588
Radio	888	1,106	1,178
Fisher Plaza	3,116	3,544	3,762
Corporate and eliminations	257	245	207

	$10,277	$12,835	$15,735

The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

Year Ended December 31	2006	2005	2004

Television	$23,903	$5,032	$17,698
Radio	1,377	(177)	444
Fisher Plaza	2,542	627	(2,851)
Corporate and eliminations	(4,933)	(7,419)	(24,804)

Total segment income (loss) from continuing operations before interest and income taxes	$22,889	$(1,937)	$(9,513)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

Year Ended December 31	2006	2005	2004

Total segment income (loss) from continuing operations before interest and income taxes	$22,889	$(1,937)	$(9,513)
Interest expense	(13,956)	(13,726)	(11,775)

Consolidated income (loss) from continuing operations before income taxes	$8,933	$(15,663)	$(21,288)

The following tables provide further segment data, as indicated (in thousands):

Total assets

December 31	2006	2005

Television	$130,994	$92,543
Radio	24,436	41,487
Fisher Plaza	119,872	118,611
Corporate and eliminations	219,644	187,752

	494,946	440,393
Assets held for sale	2,631

	$497,577	$440,393

Goodwill

December 31	2006	2005

Television	$24,498	$21,453
Radio	8,216	16,901

	$32,714	$38,354

Capital expenditures

Year Ended December 31	2006	2005	2004

Television	$8,304	$4,260	$3,069
Radio	841	595	440
Fisher Plaza	6,120	2,361	3,093
Corporate and eliminations	166	307	189

	$15,431	$7,523	$6,791

Inter-segment sales amounted to $162,000, $173,000 and $220,000 in 2006, 2005 and 2004, respectively, related primarily to telecommunications fees charged from Fisher Plaza. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rental expense was $910,000, $1,211,000 and $1,683,000 in 2006, 2005 and 2004, respectively. Minimum future payments as of December 31, 2006 are as follows (in thousands):

Lease
Year	Commitments

2007	1,178
2008	968
2009	783
2010	719
2011	652
Thereafter	2,575

$6,875

In July 2006, the Company entered into a LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV, whereby the Company has the right to acquire the stations until June 30, 2007. On February 15, 2007 the Company exercised its option to purchase these television stations for $5.0 million, pending FCC approval and other closing conditions.

Action on many television license renewal applications has been delayed because of the pendency of complaints relating to the contents of local and network programming. Pursuant to FCC rules, the Company continues to operate these stations pending final action on their license renewal applications. Management cannot predict when or how the FCC will address these complaints or act on the renewal applications.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15

Interim Financial Information (Unaudited)

The Company separately reports as discontinued operations the historical operating results attributable to stations sold or held for sale and the applicable gain or loss on the disposition of the properties. As a result, the Company has made the appropriate reclassification adjustments to its previously issued financial statements for the quarter ended March 31, 2006 and for the quarters ended March 31, June 30, September 30 and December 31, 2005.

Quarterly financial information is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Revenue
2006	$31,081	$40,190	$38,712	$44,716	$154,699
2005	$28,313	$36,865	$35,635	$36,273	$137,086
Income (loss) from continuing operations
2006	$(1,787)	$1,792	$(784)	$7,035	$6,256
2005	$(5,106)	$(1,462)	$(1,118)	$1,555	$(6,131)
Income from discontinued operations
2006	$86	$476	$113	$9,905	$10,580
2005	$38	$372	$328	$321	$1,059
Net income (loss)
2006	$(1,701)	$2,268	$(671)	$16,940	$16,836
2005	$(5,068)	$(1,090)	$(790)	$1,876	$(5,072)
Income (loss) per share — basic:
From continuing operations
2006	$(0.21)	$0.21	$(0.09)	$0.81	$0.72
2005	$(0.59)	$(0.17)	$(0.13)	$0.18	$(0.70)
From discontinued operations
2006	$0.01	$0.05	$0.01	$1.13	$1.21
2005	$—	$0.04	$0.04	$0.04	$0.12
Net income (loss)
2006	$(0.20)	$0.26	$(0.08)	$1.94	$1.93
2005	$(0.59)	$(0.13)	$(0.09)	$0.22	$(0.58)
Income (loss) per share, assuming dilution:
From continuing operations
2006	$(0.21)	$0.21	$(0.09)	$0.81	$0.72
2005	$(0.59)	$(0.17)	$(0.13)	$0.18	$(0.70)
From discontinued operations
2006	$0.01	$0.05	$0.01	$1.13	$1.21
2005	$—	$0.04	$0.04	$0.04	$0.12
Net income (loss)
2006	$(0.20)	$0.26	$(0.08)	$1.94	$1.93
2005	$(0.59)	$(0.13)	$(0.09)	$0.22	$(0.58)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from discontinued operations for the fourth quarter of 2006 includes a gain on sale of radio stations of $10.0 million, net of income taxes.

Income from continuing operations for the fourth quarter of 2005 is net of a $4.3 million pre-tax non-cash charge resulting from the change in national advertising representation firm and includes a $3.4 million tax benefit for worthless stock upon dissolution of an inactive subsidiary.

NOTE 16

Financial Information for Guarantors

On September 20, 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Company exchanged the notes for freely tradable notes registered under the Securities Act on February 2, 2005. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

Presented below are condensed consolidated statements of operations and cash flows for 2006, 2005 and 2004 and the condensed consolidated balance sheets as of December 31, 2006 and 2005. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the year ended December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands, except per-share amounts)

Revenue	$	$154,861	$(162)	$154,699
Costs and expenses
Direct operating costs		51,137	1,656	52,793
Selling, general and administrative expenses	8,496	47,297	(1,818)	53,975
Amortization of program rights		18,646		18,646
Depreciation and amortization	257	10,020		10,277

	8,753	127,100	(162)	135,691

Income (loss) from operations	(8,753)	27,761		19,008
Other income, net	3,498	383		3,881
Equity in income of subsidiaries	28,577		(28,577)
Interest expense, net	(13,951)	(5)		(13,956)

Income (loss) from continuing operations before income taxes	9,371	28,139	(28,577)	8,933
Provision (benefit) for federal and state income taxes	(7,465)	10,142		2,677

Income (loss) from continuing operations	16,836	17,997	(28,577)	6,256
Income from discontinued operations net of income taxes		10,580		10,580

Net income (loss)	$16,836	$28,577	$(28,577)	$16,836

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the year ended December 31, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands, except per-share amounts)

Revenue	$	$137,259	$(173)	$137,086
Costs and expenses
Direct operating costs		49,586	1,559	51,145
Selling, general and administrative expenses	10,018	50,427	(1,732)	58,713
Amortization of program rights		19,959		19,959
Depreciation and amortization	243	12,592		12,835

	10,261	132,564	(173)	142,652

Income (loss) from operations	(10,261)	4,695		(5,566)
Other income, net	2,936	693		3,629
Equity in income of subsidiaries	4,543		(4,543)
Interest expense, net	(13,703)	(23)		(13,726)

Income (loss) from continuing operations before income taxes	(16,485)	5,365	(4,543)	(15,663)
Provision (benefit) for federal and state income taxes	(11,413)	1,881		(9,532)

Income (loss) from continuing operations	(5,072)	3,484	(4,543)	(6,131)
Income from discontinued operations net of income taxes		1,059		1,059

Net income (loss)	$(5,072)	$4,543	$(4,543)	$(5,072)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the Year Ended December 31, 2004

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

Revenue	$	$141,951	$(220)	$141,731
Costs and expenses
Direct operating costs		45,924	1,472	47,396
Selling, general and administrative expenses	10,057	46,188	(1,692)	54,553
Amortization of program rights		19,227		19,227
Depreciation and amortization	204	15,531		15,735

	10,261	126,870	(220)	136,911

Income (loss) from operations	(10,261)	15,081		4,820
Net gain (loss) on derivative instruments	(13,563)	907		(12,656)
Loss from extinguishment of long-term debt	(3,170)	(1,864)		(5,034)
Other income, net	2,326	1,031		3,357
Equity in income of subsidiaries	8,104		(8,104)
Interest expense, net	(7,476)	(4,299)		(11,775)

Income (loss) from continuing operations before income taxes	(24,040)	10,856	(8,104)	(21,288)
Provision (benefit) for federal and state income taxes	(12,087)	3,838		(8,249)

Income (loss) from continuing operations	(11,953)	7,018	(8,104)	(13,039)
Income from discontinued operations net of income taxes		1,086		1,086

Net income (loss)	$(11,953)	$8,104	$(8,104)	$(11,953)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet
as of December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$8,544	$	$(1,067)	$7,477
Restricted cash		8,473		8,473
Receivables, net	768	29,363		30,131
Due from affiliate		17,357	(17,357)
Deferred income taxes	106	584		690
Prepaid expenses	438	3,154		3,592
Television and radio broadcast rights		6,676		6,676
Assets held for sale		19		19

Total current assets	9,856	65,626	(18,424)	57,058
Marketable securities, at market value	187,833	474		188,307
Investment in consolidated subsidiaries	253,632		(253,632)
Cash value of life insurance and retirement deposits	15,959			15,959
Television and radio broadcast rights		1,041		1,041
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investments in equity investee		2,789		2,789
Deferred financing fees and other assets	4,538	3,210		7,748
Assets held for sale		2,612		2,612
Property, plant and equipment, net	813	147,394		148,207

Total Assets	$472,631	$297,002	$(272,056)	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,543	$4,124	$(1,067)	$4,600
Due to affiliate	17,357		(17,357)
Accrued payroll and related benefits	1,841	5,726		7,567
Interest payable	3,809			3,809
Television and radio broadcast rights payable		5,667		5,667
Income taxes payable		486		486
Other current liabilities	950	2,676		3,626
Liabilities of businesses held for sale		289		289

Total current liabilities	25,500	18,968	(18,424)	26,044
Long-term debt	150,000			150,000
Accrued retirement benefits	18,942	85		19,027
Deferred income taxes	38,559	15,855		54,414
Other liabilities	65	8,462		8,527
Stockholders’ Equity
Common stock	10,900	1,131	(1,131)	10,900
Capital in excess of par	9,454	164,234	(164,234)	9,454
Deferred compensation
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441			121,441
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	99,717	88,267	(88,267)	99,717

Total Stockholders’ Equity	239,565	253,632	(253,632)	239,565

Total Liabilities and Stockholders’ Equity	$472,631	$297,002	$(272,056)	$497,577

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet
as of December 31, 2005

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
		(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$3,660	$15,962	$		$19,622
Receivables, net	105	28,061			28,166
Due from affiliate	6,184			(6,184)
Income taxes receivable	1,538			(552)	986
Deferred income taxes	7	658			665
Prepaid expenses	414	3,881			4,295
Television and radio broadcast rights		6,519			6,519

Total current assets	11,908	55,081		(6,736)	60,253
Marketable securities, at market value	169,634	419			170,053
Investment in consolidated subsidiaries	225,057			(225,057)
Cash value of life insurance and retirement deposits	5,115	10,188			15,303
Television and radio broadcast rights		2,075			2,075
Goodwill, net		38,354			38,354
Intangible assets		1,244			1,244
Investments in equity investee		2,759			2,759
Deferred financing fees and other assets	5,169	871			6,040
Property, plant and equipment, net	904	143,408			144,312

Total Assets	$417,787	$254,399		$(231,793)	$440,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$693	$2,790	$		$3,483
Due to affiliate		6,184		(6,184)
Accrued payroll and related benefits	1,113	6,242			7,355
Interest payable	3,809				3,809
Television and radio broadcast rights payable		5,524			5,524
Income taxes payable		552		(552)
Other current liabilities	2,058	2,462			4,520

Total current liabilities	7,673	23,754		(6,736)	24,691
Long-term debt	150,000				150,000
Accrued retirement benefits	19,560	84			19,644
Deferred income taxes	30,868	513			31,381
Other liabilities	65	4,991			5,056
Stockholders’ Equity
Common stock	10,881	1,131		(1,131)	10,881
Capital in excess of par	8,590	164,234		(164,234)	8,590
Deferred compensation	(159)				(159)
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	109,600				109,600
Accumulated loss	(2,172)				(2,172)
Retained earnings	82,881	59,692		(59,692)	82,881

Total Stockholders’ Equity	209,621	225,057		(225,057)	209,621

Total Liabilities and Stockholders’ Equity	$417,787	$254,399		$(231,793)	$440,393

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands)

Net cash provided by (used in) operating activities	$4,481	$21,319	$(1,067)	$24,733
Cash flows from investing activities
Proceeds from sale of radio stations		23,238		23,238
Purchase of Seattle television stations		(16,127)		(16,127)
Option payment for purchase of television stations		(1,100)		(1,100)
Increase in restricted cash	—	(8,473)		(8,473)
Purchase of Oregon television stations		(19,554)		(19,554)
Purchase of property, plant and equipment	(166)	(15,265)		(15,431)

Net cash used in investing activities	(166)	(37,281)		(37,447)

Cash flows from financing activities
Borrowings under borrowing agreements	15,000			15,000
Payments on borrowing agreements	(15,000)			(15,000)
Excess tax benefit from exercise of stock options	23			23
Proceeds from exercise of stock options	546			546

Net cash provided by financing activities	569	—		569

Net increase (decrease) in cash and cash equivalents	4,884	(15,962)	(1,067)	(12,145)
Cash and cash equivalents, beginning of period	3,660	15,962		19,622

Cash and cash equivalents, end of period	$8,544	$—	$(1,067)	$7,477

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

Net cash provided by (used in) operating activities	$(417)	$5,990	$	$5,573
Cash flows from investing activities
Proceeds from collection of notes receivable		1,585		1,585
Proceeds from sale of marketable securities	73	174		247
Proceeds from sale of property, plant and equipment		418		418
Purchase of property, plant and equipment	(309)	(7,214)		(7,523)

Net cash used in investing activities	(236)	(5,037)		(5,273)

Cash flows from financing activities
Net payments under notes payable	(44)	(9)		(53)
Payment of deferred financing fees	(87)			(87)
Proceeds from exercise of stock options	3,437			3,437

Net cash provided by (used in) financing activities	3,306	(9)		3,297

Net increase in cash and cash equivalents	2,653	944		3,597
Cash and cash equivalents, beginning of period	1,007	15,018		16,025

Cash and cash equivalents, end of period	$3,660	$15,962	$	$19,622

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2004

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
		(In thousands)

Net cash provided by (used in) operating activities	$12,591	$13,999		$(7,500)	$19,090
Cash flows from investing activities
Proceeds from collection of notes receivable		428			428
Proceeds from sale of property, plant and equipment		112			112
Purchase of radio station license		(204)			(204)
Purchase of property, plant and equipment	(784)	(6,007)			(6,791)

Net cash used in investing activities	(784)	(5,671)			(6,455)

Cash flows from financing activities
Net payments under notes payable	(662)				(662)
Borrowings under borrowing agreements	158,000	3,000			161,000
Payments on borrowing agreements	(142,709)				(142,709)
Payment to terminate forward transaction tranche and additional amount to retire outstanding balances	(21,589)				(21,589)
Payment of deferred financing fees	(5,907)	(167)			(6,074)
Dividends Paid		(7,500)		7,500
Proceeds from exercise of stock options	428				428

Net cash provided by (used in) financing activities	(12,439)	(4,667)		7,500	(9,606)

Net increase (decrease) in cash and cash equivalents	(632)	3,661			3,029
Cash and cash equivalents, beginning of period	1,639	11,357			12,996

Cash and cash equivalents, end of period	$1,007	$15,018	$		$16,025

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31	2006	2005	2004
	(In thousands)

Allowance for doubtful accounts
Balance at beginning of year	$503	$651	$930
Additions charged to expense	694	492	318
Balances written off, net of recoveries	(736)	(640)	(597)

Balance at end of year	$461	$503	$651

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

Fisher Communications, Inc.
(Registrant)

By:	/s/ Colleen B. Brown
Colleen B. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Colleen B. Brown Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ S. Mae Fujita Numata S. Mae Fujita Numata	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Deborah L. Bevier Deborah L. Bevier	Director	March 14, 2007

/s/ James W. Cannon James W. Cannon	Director	March 14, 2007

/s/ Phelps K. Fisher Phelps K. Fisher	Director	March 14, 2007

/s/ Carol H. Fratt Carol H. Fratt	Director	March 14, 2007

/s/ Donald G. Graham, Jr. Donald G. Graham, Jr.	Director	March 14, 2007

/s/ Donald G. Graham, III Donald G. Graham, III	Director	March 14, 2007

/s/ Richard L. Hawley Richard L. Hawley	Director	March 14, 2007

Signatures	Title	Date

/s/ Brian P. McAndrews Brian P. McAndrews	Director	March 14, 2007

/s/ Jerry A. St. Dennis Jerry A. St. Dennis	Director	March 14, 2007

/s/ George F. Warren, Jr. George F. Warren, Jr.	Director	March 14, 2007

/s/ William W. Warren, Jr. William W. Warren, Jr.	Director	March 14, 2007

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Asset Purchase Agreement between Fisher Radio Regional Group, Inc. and Equity Broadcasting Corporation, dated December 7, 2005 (filed as Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
3	.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).
3	.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).
3	.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).
3.4		Bylaws amended as of October 26, 2006.
4	.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated September 20, 2004).
4	.2*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Current Report on Form 8-K dated September 20, 2004).
4	.3*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 20, 2004).
10	.1*+	Amended and Restated Fisher Communications, Inc. Supplemental Pension Plan, dated December 31, 2005 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.2*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).
10	.3*+	Amended and Restated Fisher Communications Incentive Plan of 1995. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).
10	.4*+	Fisher Communications Incentive Plan of 2001. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).
10	.5*	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439).
10	.6*+	Form of Non-Qualified Stock Option Contract (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).
10	.7*+	Form of Restricted Stock Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).
10	.8*†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. (“ABC”) and Fisher Broadcasting Company, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2005 (File No. 000-22439)).
10	.9*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Oregon TV LLC (filed as Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.10*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Washington TV LLC. (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.11*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Idaho TV LLC (filed as Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

Exhibit No.		Description

10	.12*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — S.E. Idaho TV LLC (filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.13*	Joint Sales Agreement dated July 1, 2006 between La Grande Broadcasting, Inc., Fisher Broadcasting — Portland TV, L.L.C. and Equity Broadcasting Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439)).
10	.14*	Amendment No. 2 to Purchase and Sale Agreement dated August 24, 2006 by and among Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439))
10	.15*	Second Amendment and Agreement Regarding Asset Purchase Agreement dated September 22, 2006 by and among Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439))
10	.16*	Amendment and Agreement Regarding Asset Purchase Agreement dated May 1, 2006 between Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006 (File No. 000-22439)).
10	.17*	Purchase and Sale Agreement dated May 30, 2006 by and between Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.18*	Stock Purchase Agreement dated June 26, 2006 by and among Christopher J. Racine, African-American Broadcasting of Bellevue, Inc. and Fisher Broadcasting Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.19*	Local Marketing Agreement dated June 26, 2006 by and between Fisher Broadcasting Company and African-American Broadcasting of Bellevue, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.20*+	Change in Control Severance Agreement with Colleen B. Brown, dated October 10, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).
10	.21*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).
10.22		Offer Letter to S. Mae Fujita Numata, dated October 20, 2006.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.