Form 10-Q
period 2007-03-31
FISHER COMMUNICATIONS INC
filed 2007-05-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Common Stock, $1.25 par value, outstanding as of May 1, 2007: 8,722,271

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries

1. Condensed Consolidated Statements of Operations:	3
Three months ended March 31, 2007 and 2006

2. Condensed Consolidated Balance Sheets:	4
March 31, 2007 and December 31, 2006

3. Condensed Consolidated Statements of Cash Flows:	5
Three months ended March 31, 2007 and 2006

4. Condensed Consolidated Statements of Comprehensive Income:	6
Three months ended March 31, 2007 and 2006

5. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risks	28
Item 4. Controls and Procedures	28

PART II	29
OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	30
EXHIBIT INDEX	31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1 – FINANCIAL STATEMENTS
FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(in thousands, except per-share amounts)	March 31
(Unaudited)	2007	2006

Revenue	$34,243	$31,081

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $2,293 and $2,076, respectively, and amortization of program rights of $2,423 and $2,271, respectively, reported separately below)	14,275	12,831
Selling, general and administrative expenses	14,038	13,340
Amortization of program rights	2,423	2,271
Depreciation and amortization	2,841	2,516

	33,577	30,958

Income from operations	666	123
Other income, net	1,170	886
Interest expense, net	(3,494)	(3,454)

Loss from continuing operations before income taxes	(1,658)	(2,445)
Benefit for federal and state income taxes	(390)	(658)

Loss from continuing operations	(1,268)	(1,787)
Income from discontinued operations, net of income taxes	23	86

Net loss	$(1,245)	$(1,701)

Income (loss) per share:
From continuing operations	$(0.14)	$(0.21)
From discontinued operations		0.01

Basic and diluted net loss per share	$(0.14)	$(0.20)

Shares used in computation of basic and diluted net loss per share	8,720	8,706
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	March 31	December 31
(unaudited)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$1,991	$7,477
Restricted cash	8,630	8,473
Receivables, net	27,540	30,131
Deferred income taxes	686	690
Prepaid expenses	4,122	3,592
Television and radio broadcast rights	5,666	6,676
Assets held for sale	23	19

Total current assets	48,658	57,058

Marketable securities, at market value	200,136	188,307
Cash value of life insurance and retirement deposits	16,188	15,959
Television and radio broadcast rights	1,007	1,041
Goodwill, net	32,714	32,714
Intangible assets	41,142	41,142
Investment in equity investee	2,772	2,789
Deferred financing fees and other assets	7,696	7,748
Assets held for sale	2,612	2,612
Property, plant and equipment, net	148,501	148,207

Total Assets	$501,426	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$4,214	$4,600
Accrued payroll and related benefits	6,621	7,567
Interest payable	539	3,809
Television and radio broadcast rights payable	3,492	5,667
Income taxes payable	385	486
Other current liabilities	4,296	3,626
Liabilities of businesses held for sale	121	289

Total current liabilities	19,668	26,044
Long-term debt	150,000	150,000
Accrued retirement benefits	19,103	19,027
Deferred income taxes	58,116	54,414
Other liabilities	8,464	8,527

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,721,591 in 2007 and 8,720,091 in 2006	10,902	10,900
Capital in excess of par	9,629	9,454
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	129,019	121,441
Accumulated loss	(1,735)	(1,735)
Prior service cost	(212)	(212)
Retained earnings	98,472	99,717

Total Stockholders’ Equity	246,075	239,565

Total Liabilities and Stockholders’ Equity	$501,426	$497,577

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in thousands)	March 31
(Unaudited)	2007	2006

Cash flows from operating activities
Net loss	$(1,245)	$(1,701)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,841	2,582
Deferred income taxes	(374)	(621)
Equity in operations of equity investees	17	11
Amortization of deferred financing fees	158	158
Amortization of program rights	2,423	2,271
Payments for television and radio broadcast rights	(3,556)	(3,463)
Stock-based compensation	147	143
Other	(4)	21
Change in operating assets and liabilities
Receivables	2,591	3,726
Prepaid expenses	(534)	(1,052)
Cash value of life insurance and retirement deposits	(229)	(260)
Other assets	(107)	(188)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(4,100)	(3,887)
Income taxes receivable and payable	(101)
Accrued retirement benefits	76	38
Other liabilities	(60)	(170)

Net cash used in operating activities	(2,057)	(2,392)

Cash flows from investing activities
Purchases of investments available-for-sale	(172)
Increase in restricted cash	(157)
Purchase of property, plant and equipment	(3,134)	(1,960)

Net cash used in investing activities	(3,463)	(1,960)

Cash flows from financing activities
Proceeds from exercise of stock options	34	177
Excess tax benefit from exercise of stock options		10

Net cash provided by financing activities	34	187

Net decrease in cash and cash equivalents	(5,486)	(4,165)
Cash and cash equivalents, beginning of period	7,477	19,622

Cash and cash equivalents, end of period	$1,991	$15,457

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands)	March 31
(Unaudited)	2007	2006

Net loss	$(1,245)	$(1,701)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	11,658	(18,852)
Effect of income taxes	(4,080)	6,598

Other comprehensive income (loss)	7,578	(12,254)

Comprehensive income (loss)	$6,333	$(13,955)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.
          Reclassifications
Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications have no effect on shareholders’ equity, cash flows from operating, investing or financing activities or net income (loss). The reclassifications impact the Company’s condensed consolidated statements of operations in the following ways:
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
For all reported periods, the Company reclassified to discontinued operations the results of stations that the Company intended to sell or had sold as of March 31, 2007.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of the consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additional significant accounting policies for 2007 are disclosed below.
          Income taxes
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 9 for additional detail on the Company’s uncertain tax positions.
3. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the implications of SFAS 159, and its impact on the Company’s financial statements has not yet been determined.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its financial statements upon adoption.
4. Discontinued Operations
On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The sale of one additional Montana station to the same buyer is expected to close later in the second quarter of 2007, for $3.0 million, as FCC approval was received in April 2007. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.
Operational data for the radio stations is summarized as follows (in thousands):

	Three months ended
	March 31
	2007	2006
	(Unaudited)
Revenue	$444	$2,747
Income from discontinued operations:
Discontinued operating activities	$35	$134
Income tax effect	(12)	(48)

	$23	$86

The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	March 31	December 31
	2007	2006
Goodwill, net	$1,129	$1,129
Property, plant and equipment, net	718	718
Intangible assets	765	765
Other assets	23	19

	$2,635	$2,631

Liabilities of businesses held for sale	$121	$289
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
At March 31, 2007, the Company had commitments under license agreements amounting to $42.2 million for future rights to broadcast television and radio programs through 2011, and $3.9 million in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games through the 2008 season. In 2002, the broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). This agreement was extended in 2006. Under the Joint Sales Agreement, the broadcasting subsidiary has commitments for monthly payments totaling $8.2 million through 2011.
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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended
	March 31
	2007	2006
Interest cost	$266	$260
Amortization of loss	11	38

Net periodic pension cost	$277	$298

Assumptions used to determine net periodic pension costs are as follows:

	2007	2006
Discount Rate	5.80%	5.48%
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
The weighted average number of shares outstanding for the three months ended March 31, 2007 was 8,720,377. The dilutive effect of 21,650 restricted stock rights and options to purchase 199,625 shares are excluded for the three-month period ended March 31, 2007, because such rights and options were anti-dilutive due to the net loss for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
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
Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

Three months ended March 31	2007	2006
Loss from continuing operations	$(1,268)	$(1,787)
Income from discontinued operations, net of income taxes	23	86

Net loss	$(1,245)	$(1,701)

Weighted average shares outstanding — basic	8,720	8,706
Weighted effect of dilutive options and rights

Weighted average shares outstanding assuming dilution	8,720	8,706

Income (loss) per share:
From continuing operations	$(0.14)	$(0.21)
From discontinued operations		0.01

Basic and diluted net loss per share	$(0.14)	$(0.20)

8. Stock-Based Compensation
Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three months ended March 31, 2007 and 2006 totaled $147,000 and $143,000, respectively, which is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
9. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 1999 and onward with years 1999 to 2005 currently under examination by the IRS. In April 2007, the IRS completed their fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 1999 – 2002. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The IRS is also currently conducting a field examination of the Company’s 2003 – 2005 U.S. tax returns. The Company anticipates that this matter could be resolved within the next 12 months. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. This interest expense totaled $113,000 and $86,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company had approximately $660,000 and $547,000, respectively, of accrued interest related to uncertain tax positions.
As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefits based upon its estimated annual effective tax rate of 24% for 2007. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pretax income or loss.
10. Segment Information
The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s owned or operated 19 network-affiliated television stations (including a 50%-owned television station). The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.
Revenue for each segment is as follows (in thousands):

	Three Months
	Ended March 31
	2007	2006
Television	$24,598	$22,859
Radio	6,908	6,091
Fisher Plaza	2,775	2,164
Corporate and eliminations	(38)	(33)

	$34,243	$31,081

Inter-segment sales amounted to $38,000 and $52,000 for the three months ended March 31, 2007 and 2006, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.
Income (loss) from continuing operations before interest and income taxes for each segment is as follows (in thousands):

	Three Months
	Ended March 31
	2007	2006
Television	$1,919	$2,599
Radio	301	(390)
Fisher Plaza	924	510
Corporate and eliminations	(1,308)	(1,710)

	$1,836	$1,009

The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Three Months
	Ended March 31
	2007	2006
Total segment income from continuing operations before interest and income taxes	$1,836	$1,009
Interest expense	(3,494)	(3,454)

Consolidated loss from continuing operations before income taxes	$(1,658)	$(2,445)

Identifiable assets for each segment are as follows (in thousands):

		December 31
Total assets	March 31 2007	2006
Television	$131,291	$130,994
Radio	22,190	24,436
Fisher Plaza	119,881	119,872
Corporate and eliminations	225,429	219,644

	498,791	494,946
Assets held for sale	2,635	2,631

	$501,426	$497,577

Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.

11. Commitments
In July 2006, the Company entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 the Company exercised its option to purchase these television stations for $5.0 million, and on April 26, 2007, the Company finalized the purchase of the stations.
12. Financial Information for Guarantors
In 2004, the Company completed an offering of $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 and the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2007

		100% Owned		Fisher
	Fisher	Guarantor		Communications, Inc.
(in thousands, except per-share amounts)	Communications, Inc.	Subsidiaries	Eliminations	and Subsidiaries

Revenue	$	$34,281	$(38)	$34,243
Costs and expenses
Direct operating costs		13,809	466	14,275
Selling, general and administrative expenses	2,229	12,313	(504)	14,038
Amortization of program rights		2,423		2,423
Depreciation and amortization	72	2,769		2,841

	2,301	31,314	(38)	33,577

Income (loss) from operations	(2,301)	2,967		666
Other income, net	980	190		1,170
Equity in income of subsidiaries	2,044		(2,044)
Interest expense, net	(3,494)	—		(3,494)

Income (loss) from continuing operations before income taxes	(2,771)	3,157	(2,044)	(1,658)
Provision (benefit) for federal and state income taxes	(1,526)	1,136		(390)

Income (loss) from continuing operations	(1,245)	2,021	(2,044)	(1,268)
Income from discontinued operations, net of income taxes		23		23

Net income (loss)	$(1,245)	$2,044	$(2,044)	$(1,245)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2006

		100% Owned		Fisher
	Fisher	Guarantor		Communications, Inc.
(in thousands, except per-share amounts)	Communications, Inc.	Subsidiaries	Eliminations	and Subsidiaries

Revenue	$	$31,133	$(52)	$31,081
Costs and expenses
Direct operating costs		12,420	411	12,831
Selling, general and administrative expenses	2,441	11,362	(463)	13,340
Amortization of program rights		2,271		2,271
Depreciation and amortization	62	2,454		2,516

	2,503	28,507	(52)	30,958

Income (loss) from operations	(2,503)	2,626		123
Other income, net	787	99		886
Equity in income of subsidiaries	1,818		(1,818)
Interest expense, net	(3,451)	(3)		(3,454)

Income (loss) from continuing operations before income taxes	(3,349)	2,722	(1,818)	(2,445)
Provision (benefit) for federal and state income taxes	(1,648)	990		(658)

Income (loss) from continuing operations	(1,701)	1,732	(1,818)	(1,787)
Income from discontinued operations, net of income taxes		86		86

Net income (loss)	$(1,701)	$1,818	$(1,818)	$(1,701)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of March 31, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$2,664	$—	$(673)	$1,991
Restricted cash		8,630		8,630
Receivables, net	846	26,694		27,540
Due from affiliate		32,414	(32,414)
Deferred income taxes	106	580		686
Prepaid expenses	353	3,769		4,122
Television and radio broadcast rights		5,666		5,666
Assets held for sale		23		23

Total current assets	3,969	77,776	(33,087)	48,658
Marketable securities, at market value	199,487	649		200,136
Investment in consolidated subsidiaries	255,677		(255,677)
Cash value of life insurance and retirement deposits	16,188			16,188
Television and radio broadcast rights		1,007		1,007
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investments in equity investee		2,772		2,772
Deferred financing fees and other assets	4,396	3,300		7,696
Assets held for sale		2,612		2,612
Property, plant and equipment, net	770	147,731		148,501

Total Assets	$480,487	$309,703	$(288,764)	$501,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$398	$4,489	$(673)	$4,214
Due to affiliate	32,414		(32,414)
Accrued payroll and related benefits	1,032	5,589		6,621
Interest payable	539			539
Television and radio broadcast rights payable		3,492		3,492
Income taxes payable		385		385
Other current liabilities	1,032	3,264		4,296
Liabilities of businesses held for sale		121		121

Total current liabilities	35,415	17,340	(33,087)	19,668
Long-term debt	150,000			150,000
Accrued retirement benefits	19,018	85		19,103
Deferred income taxes	29,914	28,202		58,116
Other liabilities	65	8,399		8,464

Stockholders’ Equity
Common stock	10,902	1,132	(1,132)	10,902
Capital in excess of par	9,629	164,234	(164,234)	9,629
Deferred compensation
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	129,019			129,019
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	98,472	90,311	(90,311)	98,472

Total Stockholders’ Equity	246,075	255,677	(255,677)	246,075

Total Liabilities and Stockholders’ Equity	$480,487	$309,703	$(288,764)	$501,426

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$8,544		$(1,067)	$7,477
Restricted cash		8,473		8,473
Receivables, net	768	29,363		30,131
Due from affiliate		17,357	(17,357)
Deferred income taxes	106	584		690
Prepaid expenses	438	3,154		3,592
Television and radio broadcast rights		6,676		6,676
Assets held for sale		19		19

Total current assets	9,856	65,626	(18,424)	57,058
Marketable securities, at market value	187,833	474		188,307
Investment in consolidated subsidiaries	253,632		(253,632)
Cash value of life insurance and retirement deposits	15,959			15,959
Television and radio broadcast rights		1,041		1,041
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investments in equity investee		2,789		2,789
Deferred financing fees and other assets	4,538	3,210		7,748
Assets held for sale		2,612		2,612
Property, plant and equipment, net	813	147,394		148,207

Total Assets	$472,631	$297,002	$(272,056)	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,543	$4,124	$(1,067)	$4,600
Due to affiliate	17,357		(17,357)
Accrued payroll and related benefits	1,841	5,726		7,567
Interest payable	3,809			3,809
Television and radio broadcast rights payable		5,667		5,667
Income taxes payable		486		486
Other current liabilities	950	2,676		3,626
Liabilities of businesses held for sale		289		289

Total current liabilities	25,500	18,968	(18,424)	26,044
Long-term debt	150,000			150,000
Accrued retirement benefits	18,942	85		19,027
Deferred income taxes	38,559	15,855		54,414
Other liabilities	65	8,462		8,527

Stockholders’ Equity
Common stock	10,900	1,131	(1,131)	10,900
Capital in excess of par	9,454	164,234	(164,234)	9,454
Deferred compensation
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441			121,441
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	99,717	88,267	(88,267)	99,717

Total Stockholders’ Equity	239,565	253,632	(253,632)	239,565

Total Liabilities and Stockholders’ Equity	$472,631	$297,002	$(272,056)	$497,577

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$(5,885)	$3,434	$394	$(2,057)

Cash flows from investing activities
Purchases of investments available-for-sale		(172)		(172)
Increase in restricted cash		(157)		(157)
Purchase of property, plant and equipment	(29)	(3,105)		(3,134)

Net cash used in investing activities	(29)	(3,434)	—	(3,463)

Cash flows from financing activities
Proceeds from exercise of stock options	34			34

Net cash provided by financing activities	34	—	—	34

Net increase (decrease) in cash and cash equivalents	(5,880)	—	394	(5,486)
Cash and cash equivalents, beginning of period	8,544	—	(1,067)	7,477

Cash and cash equivalents, end of period	$2,664	$—	$(673)	$1,991

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

Net cash provided by (used in) operating activities	$83	$(2,475)	$		$(2,392)

Cash flows from investing activities
Purchase of property, plant and equipment	(202)	(1,758)			(1,960)

Net cash used in investing activities	(202)	(1,758)		—	(1,960)

Cash flows from financing activities
Proceeds from exercise of stock options	177				177
Excess tax benefit from exercise of stock options	10				10

Net cash provided by financing activities	187	—		—	187

Net increase (decrease) in cash and cash equivalents	68	(4,233)		—	(4,165)
Cash and cash equivalents, beginning of period	3,660	15,962			19,622

Cash and cash equivalents, end of period	$3,728	$11,729		$—	$15,457

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 14, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the three-month period ended March 31, 2007, compared with the corresponding period in 2006.
Overview
We are an integrated media company. We own or operate twelve full power (including a 50%-owned television station) and seven low power network-affiliated television stations and nine radio stations. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.
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
Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately seventy-five percent of our television broadcasting revenue, are affiliated with the ABC Television Network. Eight of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

On October 31, 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer is expected to close later in the second quarter of 2007, as FCC approval was received in April 2007. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.
In July 2006, we entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, and on April 26, 2007, we finalized the purchase of the stations.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of March 31, 2007, approximately 94% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 93% occupied or committed for occupancy at December 31, 2006. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
In 2004, we completed an offering of $150.0 million of 8.625% senior notes due 2014 and used the net cash proceeds to retire our previous debt facilities and terminate the forward sales contract covering shares of our investment in Safeco Corporation. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year.
Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”
Critical Accounting Policies
The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the recoverability of goodwill and other indefinite-lived intangible assets, the recoverability of long-lived tangible assets, the value of derivative instruments, the value of television and radio broadcast rights, the cost of pension programs, the amount of tax accruals, the amount of the allowance for doubtful accounts, the existence of and accounting for variable interest entities and the amount of stock-based compensation. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report, except as disclosed below. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.
Income taxes. We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex.

Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 9 to the condensed consolidated financial statements for additional detail on our uncertain tax positions.
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
Consolidated Results of Operations
We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s owned or operated 19 network-affiliated television stations (including a 50%-owned television station). The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three Months
(dollars in thousands)	Ended March 31,		Variance
(Unaudited)	2007	2006	$	%
Revenue
Television	$24,598	$22,859	$1,739	7.6%
Radio	6,908	6,091	817	13.4%
Fisher Plaza	2,775	2,164	611	28.2%
Corporate and eliminations	(38)	(33)	(5)

Consolidated	34,243	31,081	3,162	10.2%
Direct operating costs
Television	10,116	9,081	1,035	11.4%
Radio	2,798	2,551	247	9.7%
Fisher Plaza	895	788	107	13.6%
Corporate and eliminations	466	411	55	13.4%

Consolidated	14,275	12,831	1,444	11.3%
Selling, general and administrative expenses
Television	8,850	7,699	1,151	14.9%
Radio	3,335	3,543	(208)	-5.9%
Fisher Plaza	127	106	21	19.8%
Corporate and eliminations	1,726	1,992	(266)	-13.4%

Consolidated	14,038	13,340	698	5.2%
Amortization of program rights
Television	2,146	2,069	77	3.7%
Radio	277	202	75	37.1%

Consolidated	2,423	2,271	152	6.7%
Depreciation and amortization
Television	1,715	1,471	244	16.6%
Radio	225	223	2	0.9%
Fisher Plaza	829	760	69	9.1%
Corporate and eliminations	72	62	10	16.1%

Consolidated	2,841	2,516	325	12.9%
Income (loss) from operations
Television	1,771	2,539	(768)
Radio	273	(428)	701
Fisher Plaza	924	510	414
Corporate and eliminations	(2,302)	(2,498)	196

Consolidated	666	123	543
Other income, net	1,170	886	284
Interest expense	(3,494)	(3,454)	(40)

Loss from continuing operations before income taxes	(1,658)	(2,445)	787
Benefit for federal and state income taxes	(390)	(658)	268

Loss from continuing operations	(1,268)	(1,787)	519
Income from discontinued operations, net of income taxes	23	86	(63)

Net loss	$(1,245)	$(1,701)	$456

Comparison of Fiscal Three-Month Periods Ended March 31, 2007 and March 31, 2006
Revenue
Television revenue increased in the three-month period ended March 31, 2007 compared to the same period in 2006, primarily due to improved national and local advertising in most of our markets and the acquisition of Spanish-language television stations late in 2006. Total revenue from our ABC-affiliated stations increased 1.0% in the first three months of 2007 compared to the first three months of 2006. Revenue from our CBS-affiliated stations increased 6.2% in the first three months of 2007 compared to the same period in 2006. Revenue from our recently purchased Spanish-language stations accounted for $941,000 or 54.1% of the overall increase in television revenue from the first quarter of 2006.
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
Radio revenue increased in the three-month period ended March 31, 2007 compared to the same period in 2006, primarily as a result of increased local and national revenue. We attribute the increase to improved ratings and a more aggressive sales strategy. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
The revenue increase at Fisher Plaza in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
The increase in direct operating costs for the television segment in the three-month period ended March 31, 2007 compared to the same period in 2006, is primarily the result of costs associated with operating our new Spanish-language television stations, as well as increased promotion expenses and news costs associated with our growing Internet business (which is included in our television segment).
Increased direct operating costs at our radio segment in the first three months of 2007 compared to the comparable period in 2006, was primarily attributable to increased promotion costs.
The increase in direct operating costs at Fisher Plaza in the three-months ended March 31, 2007 compared to the same 2006 period, was primarily attributable to increased engineering support.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses
The increase in selling, general and administrative expenses in the television segment in the three-month period ended March 31, 2007 compared to the same period in 2006, was due primarily to the addition of the Spanish-language stations, as well as an increase in news research and development expenses and selling costs associated with our growing Internet business.
The decrease in selling, general and administrative expenses in the radio segment in the three-month period ended March 31, 2007 compared to the same period in 2006, was due primarily to decreased fees under a Joint Sales Agreement.
Selling, general and administrative expenses at Fisher Plaza remained stable for the three-month period ended March 31, 2007 compared to the same period in 2006.
The corporate group incurred lower selling, general and administrative expenses in the first quarter of 2007, as compared to the first quarter of 2006, due primarily to decreased audit and consulting fees.
Amortization of program rights
Amortization of program rights for the television segment increased 4% in the first quarter of 2007 compared to the same period in 2006.
Amortization of program rights for the radio segment are related to the agreement to broadcast Seattle Mariners baseball games, and increased in the first quarter of 2007 compared to the same period in the prior year.
Depreciation and amortization
Depreciation for all segments increased in the three-month period ended March 31, 2007 compared to the same period in 2006, due primarily to significant asset additions in late 2006.
Other income, net
Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the first quarter of 2007 compared to the first quarter of 2006, was due primarily to an increase in the dividend rate of our investment in Safeco shares.
Interest expense, net
Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees. Interest expense in the first quarter of 2007 remained comparable to the same period in 2006.
Benefit for federal and state income taxes
The benefit for federal and state income taxes varies with pre-tax loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating losses from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock (70% exclusion rate), changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. As required by accounting rules for interim financial reporting, we record our income tax provision or benefits based upon our estimated annual effective tax rate of 24% for 2007. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.

Liquidity and Capital Resources
In 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle other outstanding obligations. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. In 2004, we also entered into a new six-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property and our investment in shares of Safeco Corporation common stock).
Our current assets as of March 31, 2007 included cash and cash equivalents and restricted cash totalling $10.6 million, and we had working capital of $29.0 million. Restricted cash at March 31, 2007 and December 31, 2006 consists of funds held by a qualified intermediary, pending completion of a tax deferred exchange in accordance with Internal Revenue Code Section 1031. It is our intent to utilize these funds to finance one or more qualifying tax deferred exchanges in 2007, subject to applicable IRS rules and regulations. As of December 31, 2006, our current assets included cash and cash equivalents and restricted cash totalling $16.0 million, and we had working capital of $31.0 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of March 31, 2007, $20.0 million was available under the credit facility.
In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer is expected to close later in the second quarter of 2007, as FCC approval was received in April 2007. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.
In July 2006, we entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations currently provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, and on April 26, 2007, we finalized the purchase of the stations.
Net cash used in operating activities during the three months ended March 31, 2007 was $2.1 million compared to $2.4 million in the comparable period in 2006. Net cash used in operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by changes in deferred income tax and changes in operating assets and liabilities.
Net cash used in investing activities during the period ended March 31, 2007 was $3.5 million and consisted primarily of $3.1 million used to purchase property, plant and equipment, compared to $2.0 million used in the comparable period in 2006. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.
Net cash provided by financing activities in the three months ended March 31, 2007 was $34,000, compared to $187,000 in the comparable period in 2006. Net cash provided by financing activities consists primarily of proceeds from the exercise of stock options.
We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at March 31, 2007.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of March 31, 2007 is at a fixed rate. As of March 31, 2007, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2007 was approximately $160.3 million, which was approximately $10.3 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2007, amounted to approximately $6.6 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of March 31, 2007 was $200.1 million, compared to $188.3 million as of December 31, 2006. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of March 31, 2007, these shares represented 2.8% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $20.0 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended March 31, 2007, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended March 31, 2007, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the first fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
Item 1A. Risk Factors
There have not been any material changes during the quarter ended March 31, 2007 to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.
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

FISHER COMMUNICATIONS, INC.
(Registrant)

Dated: May 9, 2007	/s/ S. Mae Fujita Numata S. Mae Fujita Numata
Senior Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.