Form 10-Q
period 2007-06-30
FISHER COMMUNICATIONS INC
filed 2007-08-08
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Common Stock, $1.25 par value, outstanding as of August 1, 2007: 8,723,529

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations:
Three and six months ended June 30, 2007 and 2006

2.	Condensed Consolidated Balance Sheets:
June 30, 2007 and December 31, 2006

3.	Condensed Consolidated Statements of Cash Flows:
Six months ended June 30, 2007 and 2006

4.	Condensed Consolidated Statements of Comprehensive Income:
Three and six months ended June 30, 2007 and 2006

5.	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Item 4.	Controls and Procedures

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	June 30		June 30
	2007	2006	2007	2006
(in thousands, except per-share amounts)
(Unaudited)
Revenue	$75,542	$71,271	$41,299	$40,190

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $4,886, $4,149, $2,593, and $2,073, respectively, and amortization of program rights of $9,434, $9,336, $7,011, and $7,065, respectively, reported separately below)	28,050	25,398	13,775	12,567
Selling, general and administrative expenses	28,233	26,450	14,195	13,110
Amortization of program rights	9,434	9,336	7,011	7,065
Depreciation and amortization	5,857	5,027	3,016	2,511

	71,574	66,211	37,997	35,253

Income from operations	3,968	5,060	3,302	4,937
Other income, net	2,296	1,767	1,126	881
Interest expense, net	(6,904)	(6,822)	(3,410)	(3,368)

Income (loss) from continuing operations before income taxes	(640)	5	1,018	2,450
Provision (benefit) for federal and state income taxes	(71)		319	658

Income (loss) from continuing operations	(569)	5	699	1,792
Income from discontinued operations, net of income taxes	1,580	562	1,557	476

Net income	$1,011	$567	$2,256	$2,268

Income (loss) per share:
From continuing operations	$(0.06)	$—	$0.08	$0.21
From discontinued operations	0.18	0.07	0.18	0.05

Net income per share	$0.12	$0.07	$0.26	$0.26

Income (loss) per share assuming dilution:
From continuing operations	$(0.06)	$—	$0.08	$0.21
From discontinued operations	0.18	0.07	0.18	0.05

Net income per share assuming dilution	$0.12	$0.07	$0.26	$0.26

Weighted average shares outstanding	8,721	8,708	8,722	8,710

Weighted average shares outstanding assuming dilution	8,727	8,716	8,729	8,719
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,789	$7,477
Restricted cash		8,473
Receivables, net	31,846	30,131
Deferred income taxes	686	690
Prepaid expenses and other assets	4,731	3,592
Television and radio broadcast rights	3,231	6,676
Assets held for sale	3	19

Total current assets	50,286	57,058
Marketable securities, at market value	187,510	188,307
Cash value of life insurance and retirement deposits	16,355	15,959
Television and radio broadcast rights	535	1,041
Goodwill, net	36,054	32,714
Intangible assets	42,542	41,142
Investment in equity investee	2,617	2,789
Deferred financing fees and other assets	6,713	7,748
Assets held for sale	2,045	2,612
Property, plant and equipment, net	147,214	148,207

Total Assets	$491,871	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$2,753	$4,600
Accrued payroll and related benefits	6,062	7,567
Interest payable	3,773	3,809
Television and radio broadcast rights payable	1,449	5,667
Income taxes payable	385	486
Other current liabilities	4,576	3,626
Liabilities of businesses held for sale	99	289

Total current liabilities	19,097	26,044
Long-term debt	150,000	150,000
Accrued retirement benefits	19,067	19,027
Deferred income taxes	54,860	54,414
Other liabilities	8,436	8,527

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,722,471 as of June 30, 2007 and 8,720,091 as of December 31, 2006	10,903	10,900
Capital in excess of par	9,807	9,454
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	120,890	121,441
Accumulated loss	(1,721)	(1,735)
Prior service cost	(196)	(212)
Retained earnings	100,728	99,717

Total Stockholders’ Equity	240,411	239,565

Total Liabilities and Stockholders’ Equity	$491,871	$497,577

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30
	2007	2006
(in thousands)
(Unaudited)
Cash flows from operating activities
Net income	$1,011	$567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,857	5,155
Deferred income taxes	(56)	295
Dividends from equity investee	150
Amortization of deferred financing fees	316	316
Amortization of program rights	9,434	9,336
Payments for television and radio broadcast rights	(9,704)	(9,494)
Gain on sale of radio station	(1,491)
Equity in operations of equity investees	22	8
Stock-based compensation	328	287
Other	91	40
Change in operating assets and liabilities
Receivables	(1,584)	(3,167)
Prepaid expenses and other current assets	(1,123)	(944)
Cash value of life insurance and retirement deposits	(396)	(292)
Other assets	619	(275)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(2,643)	(665)
Income taxes receivable and payable	(101)
Accrued retirement benefits	40	80
Other liabilities	(88)	1,860

Net cash provided by operating activities	682	3,107

Cash flows from investing activities
Purchases of investments available-for-sale	(177)
Proceeds from sale of radio station	2,869
Purchase of television stations	(4,931)
Investment in equity investee		(4,000)
Deposit paid for purchase of Oregon television stations		(3,500)
Decrease in restricted cash	8,473
Purchase of property, plant and equipment	(4,638)	(6,903)

Net cash provided by (used in) investing activities	1,596	(14,403)

Cash flows from financing activities
Borrowings under borrowing agreements	6,000
Payments on borrowing agreements	(6,000)
Proceeds from exercise of stock options	34	177
Excess tax benefit from exercise of stock options		10

Net cash provided by financing activities	34	187

Net increase (decrease) in cash and cash equivalents	2,312	(11,109)
Cash and cash equivalents, beginning of period	7,477	19,622

Cash and cash equivalents, end of period	$9,789	$8,513

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended		Three months ended
	June 30		June 30
	2007	2006	2007	2006
(in thousands)
(Unaudited)
Net income	$1,011	$567	$2,256	$2,268

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(840)	(423)	(12,498)	18,429
Effect of income taxes	294	148	4,374	(6,450)

Accumulated loss	21		21
Effect of income taxes	(7)		(7)

Prior service cost	24		24
Effect of income taxes	(8)		(8)

Reclassification adjustment for gains included in net income	(8)		(8)
Effect of income taxes	3		3

Other comprehensive income (loss)	(521)	(275)	(8,099)	11,979

Comprehensive income (loss)	$490	$292	$(5,843)	$14,247

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Income taxes
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 10 for additional detail on the Company’s uncertain tax positions.

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
4. Acquisitions
In July 2006, the Company entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 the Company exercised its option to purchase these television stations for $5.0 million, and on April 26, 2007 the Company finalized the purchase of the stations.
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
5. Discontinued Operations
On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be actively marketed and held for sale. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.

Operational data for the radio stations is summarized as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2007	2006	2007	2006
Revenue	$977	$6,049	$533	$3,302
Income from discontinued operations:
Discontinued operating activities	$137	$868	$102	$734
Gain on sale	2,294		2,294

	2,431	868	2,396	734
Income tax effect	(851)	(306)	(839)	(258)

	$1,580	$562	$1,557	$476

The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	June 30	December 31
	2007	2006
Goodwill, net	$645	$1,129
Property, plant and equipment, net	635	718
Intangible assets	765	765
Other assets	3	19

	$2,048	$2,631

Liabilities of businesses held for sale	$99	$289
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
At June 30, 2007, the Company had commitments under license agreements amounting to $48.3 million for future rights to broadcast television and radio programs through 2012, and $2.9 million in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games through the 2008 season. The Company has exclusive rights to sell available advertising time for two radio stations in Seattle (“Joint Sales Agreements”). Under the Joint Sales Agreements, the Company has commitments for monthly payments totaling $9.2 million through 2011.
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

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company will continue to recognize periodic pension cost related to the program.
The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2007	2006	2007	2006
Interest cost	$532	$520	$266	$260
Amortization of loss	22	77	11	39

Net periodic pension cost	$554	$597	$277	$299

The discount rate used to determine net periodic pension cost was 5.80% and 5.48% for 2007 and 2006, respectively.
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
Basic and diluted net income per share has been computed as follows (in thousands, except per-share amounts):

	Six months		Three months
	ended June 30		ended June 30
	2007	2006	2007	2006
Income (loss) from continuing operations	$(569)	$5	$699	$1,792
Income from discontinued operations, net of income taxes	1,580	562	1,557	476

Net income	$1,011	$567	$2,256	$2,268

Weighted average shares outstanding — basic	8,721	8,708	8,722	8,710
Weighted effect of dilutive options and rights	6	8	7	9

Weighted average shares outstanding assuming dilution	8,727	8,716	8,729	8,719

Income (loss) per share:
From continuing operations	$(0.06)	$—	$0.08	$0.21
From discontinued operations	0.18	0.07	0.18	0.05

Net income per share	$0.12	$0.07	$0.26	$0.26

Income (loss) per share assuming dilution:
From continuing operations	$(0.06)	$—	$0.08	$0.21
From discontinued operations	0.18	0.07	0.18	0.05

Net income per share assuming dilution	$0.12	$0.07	$0.26	$0.26

The effect of options to purchase 200,685 and 282,730 shares are excluded from the calculation of weighted average shares outstanding for the six months ended June 30, 2007 and 2006, respectively, because such options were anti-dilutive. The effect of options to purchase 176,625 and 244,825 shares are excluded for the three months ended June 30, 2007 and 2006, respectively, because such options were anti-dilutive.

9. Stock-Based Compensation
Stock-based compensation expense related to stock-based awards under SFAS 123(R) is as follows (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2007	2006	2007	2006
Stock-based compensation expense	$328,000	$287,000	$181,000	$144,000
Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
10. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2003 and onward. In April 2007, the IRS completed their fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 1999 – 2002, and we received final settlement. The IRS is currently conducting a field examination of the Company’s 2003 – 2005 U.S. tax returns. The Company anticipates that this matter could be resolved within the next 12 months. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. This interest expense totaled $93,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively. A net reduction in interest expense of $20,000 and $36,000 was recognized for the three months ended June 30, 2007 and 2006, respectively, as a result of final settlement of the IRS examination of the Company’s 1999 – 2002 income tax returns. As of June 30, 2007 and December 31, 2006, the Company had approximately $640,000 and $547,000, respectively, of accrued interest related to uncertain tax positions.
As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefits based upon its estimated annual effective tax rate of 20% and 23% for the six months ended June 30, 2007 and 2006, respectively. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pretax income or loss.
11. Segment Information
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

Revenue for each segment is as follows (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2007	2006	2007	2006
Television	$51,578	$48,850	$26,980	$25,991
Radio	18,351	18,172	11,443	12,081
Fisher Plaza	5,689	4,292	2,914	2,128
Corporate and eliminations	(76)	(43)	(38)	(10)

	$75,542	$71,271	$41,299	$40,190

Inter-segment sales amounted to $76,000 and $104,000 for the six months ended June 30, 2007 and 2006, respectively, and $38,000 and $52,000 for the three months ended June 30, 2007 and 2006, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.
Income (loss) from continuing operations before interest and income taxes for each segment is as follows (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2007	2006	2007	2006
Television	$6,417	$8,684	$4,498	$6,085
Radio	(42)	(207)	(343)	183
Fisher Plaza	2,196	1,089	1,272	579
Corporate and eliminations	(2,307)	(2,739)	(999)	(1,029)

	$6,264	$6,827	$4,428	$5,818

The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2007	2006	2007	2006
Total segment income from continuing operations before interest and income taxes	$6,264	$6,827	$4,428	$5,818
Interest expense	(6,904)	(6,822)	(3,410)	(3,368)

Consolidated income (loss) from continuing operations before income taxes	$(640)	$5	$1,018	$2,450

Identifiable assets for each segment are as follows (in thousands):

		December 31
Total assets	June 30 2007	2006
Television	$127,610	$130,994
Radio	23,122	24,436
Fisher Plaza	119,369	119,872
Corporate and eliminations	219,722	219,644

	489,823	494,946
Assets held for sale	2,048	2,631

	$491,871	$497,577

Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
12. Subsequent Event
On August 3, 2007 the Company signed an agreement to purchase two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. The purchase price of $55 million may be paid through the use of existing cash and additional financing. A deposit on this transaction of $2,750,000 was paid and is being held in escrow.
13. Financial Information for Guarantors
The Company has $150.0 million of 8.625% senior notes outstanding, due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations for the six and three months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Also presented are the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$75,618	$(76)	$75,542

Costs and expenses
Direct operating costs		27,119	931	28,050
Selling, general and administrative expenses	4,247	24,993	(1,007)	28,233
Amortization of program rights		9,434		9,434
Depreciation and amortization	146	5,711		5,857

	4,393	67,257	(76)	71,574

Income (loss) from operations	(4,393)	8,361		3,968

Other income, net	2,069	227		2,296

Equity in income of subsidiaries	6,955		(6,955)	—

Interest expense, net	(6,904)			(6,904)

Income (loss) from continuing operations before income taxes	(2,273)	8,588	(6,955)	(640)

Provision (benefit) for federal and state income taxes	(3,284)	3,213		(71)

Income (loss) from continuing operations	1,011	5,375	(6,955)	(569)

Income from discontinued operations, net of income taxes		1,580		1,580

Net income (loss)	$1,011	$6,955	$(6,955)	$1,011

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$71,375	$(104)	$71,271

Costs and expenses
Direct operating costs		24,587	811	25,398
Selling, general and administrative expenses	4,223	23,142	(915)	26,450
Amortization of program rights		9,336		9,336
Depreciation and amortization	124	4,903		5,027

	4,347	61,968	(104)	66,211

Income (loss) from operations	(4,347)	9,407		5,060

Other income, net	1,576	191		1,767

Equity in income of subsidiaries	6,664		(6,664)

Interest expense, net	(6,817)	(5)		(6,822)

Income (loss) from continuing operations before income taxes	(2,924)	9,593	(6,664)	5

Provision (benefit) for federal and state income taxes	(3,491)	3,491

Income (loss) from continuing operations	567	6,102	(6,664)	5

Income from discontinued operations, net of income taxes		562		562

Net income (loss)	$567	$6,664	$(6,664)	$567

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$41,337	$(38)	$41,299

Costs and expenses
Direct operating costs		13,310	465	13,775
Selling, general and administrative costs	2,018	12,680	(503)	14,195
Amortization of program rights		7,011		7,011
Depreciation and amortization	74	2,942		3,016

	2,092	35,943	(38)	37,997

Income (loss) from operations	(2,092)	5,394		3,302

Other income, net	1,089	37		1,126

Equity in income of subsidiaries	4,911		(4,911)	—

Interest expense, net	(3,410)			(3,410)

Income (loss) from continuing operations before income taxes	498	5,431	(4,911)	1,018

Provision (benefit) for federal and state income taxes	(1,758)	2,077		319

Income (loss) from continuing operations	2,256	3,354	(4,911)	699

Income from discontinued operations, net of income taxes		1,557		1,557

Net income (loss)	$2,256	$4,911	$(4,911)	$2,256

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Revenue	$	$40,242	$(52)	$40,190

Costs and expenses
Direct operating costs		12,167	400	12,567
Selling, general and administrative expenses	1,782	11,780	(452)	13,110
Amortization of program rights		7,065		7,065
Depreciation and amortization	62	2,449		2,511

	1,844	33,461	(52)	35,253

Income (loss) from operations	(1,844)	6,781		4,937

Other income, net	789	92		881

Equity in income of subsidiaries	4,846		(4,846)

Interest expense, net	(3,366)	(2)		(3,368)

Income (loss) from continuing operations before income taxes	425	6,871	(4,846)	2,450

Provision (benefit) for federal and state income taxes	(1,843)	2,501		658

Income (loss) from continuing operations	2,268	4,370	(4,846)	1,792

Income from discontinued operations, net of income taxes		476		476

Net income (loss)	$2,268	$4,846	$(4,846)	$2,268

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of June 30, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,489	$300	$		$9,789
Receivables, net	875	30,971			31,846
Due from affiliate		28,253		(28,253)	—
Deferred income taxes	106	580			686
Prepaid expenses and other assets	352	4,379			4,731
Television and radio broadcast rights		3,231			3,231
Assets held for sale		3			3

Total current assets	10,822	67,717		(28,253)	50,286
Marketable securities, at market value	186,977	533			187,510
Investment in consolidated subsidiaries	260,589			(260,589)	—
Cash value of life insurance and retirement deposit	16,355				16,355
Television and radio broadcast rights		535			535
Goodwill, net		36,054			36,054
Intangible assets		42,542			42,542
Investment in equity investee		2,617			2,617
Deferred financing fees and other assets	4,235	2,478			6,713
Assets held for sale		2,045			2,045
Property, plant and equipment, net	714	146,500			147,214

Total Assets	$479,692	$301,021		$(288,842)	$491,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$955	$1,798	$		$2,753
Payable to affiliate	28,253			(28,253)	—
Accrued payroll and related benefits	867	5,195			6,062
Interest payable	3,773				3,773
Television and radio broadcast rights payable		1,449			1,449
Income taxes payable		385			385
Other current liabilities	1,399	3,177			4,576
Liabilities of businesses held for sale		99			99

Total current liabilities	35,247	12,103		(28,253)	19,097
Long-term debt	150,000				150,000
Accrued retirement benefits	18,983	84			19,067
Deferred income taxes	34,986	19,874			54,860
Other liabilities	65	8,371			8,436

Stockholders’ Equity
Common stock	10,903	1,131		(1,131)	10,903
Capital in excess of par	9,807	164,234		(164,234)	9,807
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	120,890				120,890
Accumulated loss	(1,721)				(1,721)
Prior service cost	(196)				(196)
Retained earnings	100,728	95,224		(95,224)	100,728

Total Stockholders’ Equity	240,411	260,589		(260,589)	240,411

Total Liabilities and Stockholders’ Equity	$479,692	$301,021		$(288,842)	$491,871

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$8,544		$(1,067)	$7,477
Restricted cash		8,473		8,473
Receivables, net	768	29,363		30,131
Due from affiliate		17,357	(17,357)
Deferred income taxes	106	584		690
Prepaid expenses and other assets	438	3,154		3,592
Television and radio broadcast rights		6,676		6,676
Assets held for sale		19		19

Total current assets	9,856	65,626	(18,424)	57,058
Marketable securities, at market value	187,833	474		188,307
Investment in consolidated subsidiaries	253,632		(253,632)
Cash value of life insurance and retirement deposits	15,959			15,959
Television and radio broadcast rights		1,041		1,041
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investment in equity investee		2,789		2,789
Deferred financing fees and other assets	4,538	3,210		7,748
Assets held for sale		2,612		2,612
Property, plant and equipment, net	813	147,394		148,207

Total Assets	$472,631	$297,002	$(272,056)	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,543	$4,124	$(1,067)	$4,600
Due to affiliate	17,357		(17,357)
Accrued payroll and related benefits	1,841	5,726		7,567
Interest payable	3,809			3,809
Television and radio broadcast rights payable		5,667		5,667
Income taxes payable		486		486
Other current liabilities	950	2,676		3,626
Liabilities of businesses held for sale		289		289

Total current liabilities	25,500	18,968	(18,424)	26,044
Long-term debt	150,000			150,000
Accrued retirement benefits	18,942	85		19,027
Deferred income taxes	38,559	15,855		54,414
Other liabilities	65	8,462		8,527

Stockholders’ Equity
Common stock	10,900	1,131	(1,131)	10,900
Capital in excess of par	9,454	164,234	(164,234)	9,454
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441			121,441
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	99,717	88,267	(88,267)	99,717

Total Stockholders’ Equity	239,565	253,632	(253,632)	239,565

Total Liabilities and Stockholders’ Equity	$472,631	$297,002	$(272,056)	$497,577

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
(in thousands)
Net cash provided by (used in) operating activities	$958	$(1,343)	$1,067	$682

Cash flows from investing activities
Proceeds from sale of radio station		2,869		2,869
Purchase of television stations		(4,931)		(4,931)
Decrease in restricted cash		8,473		8,473
Purchases of investments available-for-sale		(177)		(177)
Purchase of property, plant and equipment	(47)	(4,591)		(4,638)

Net cash provided by (used in) investing activities	(47)	1,643	—	1,596

Cash flows from financing activities
Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Proceeds from exercise of stock options	34			34

Net cash provided by financing activities	34	—	—	34

Net increase in cash and cash equivalents	945	300	1,067	2,312
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$9,489	$300	$—	$9,789

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2006

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
(in thousands)
Net cash provided by operating activities	$1,420	$1,687	$		$3,107

Cash flows from investing activities
Investment in equity investee		(4,000)			(4,000)
Deposit paid for purchase of Oregon television stations		(3,500)			(3,500)
Purchase of property, plant and equipment	(26)	(6,877)			(6,903)

Net cash used in investing activities	(26)	(14,377)		—	(14,403)

Cash flows from financing activities
Excess tax benefit from exercise of stock options	10				10
Proceeds from exercise of stock options	177				177

Net cash provided by financing activities	187	—		—	187

Net increase (decrease) in cash and cash equivalents	1,581	(12,690)		—	(11,109)
Cash and cash equivalents, beginning of period	3,660	15,962			19,622

Cash and cash equivalents, end of period	$5,241	$3,272		$—	$8,513

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six-month periods ended June 30, 2007, compared with the corresponding periods in 2006.
Overview
We are an integrated media company. We own and operate twelve full power (including a 50%-owned television station) and seven low power network-affiliated television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho and Montana. We also own and operate Fisher Plaza, a communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies. We also own approximately 3.0 million shares of common stock of Safeco Corporation, a publicly traded insurance company.
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
Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately seventy percent of our television broadcasting revenue, are affiliated with the ABC Television Network. Eight of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

On October 31, 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be actively marketed and held for sale. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.
In July 2006, we entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, and on April 26, 2007 we finalized the purchase of the stations.
On August 3, 2007 we signed an agreement to purchase two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. The purchase price of $55 million may be paid through the use of existing cash and additional financing. A deposit on this transaction of $2,750,000 was paid and is being held in escrow.
In November 2006 we finalized the purchase of two Oregon television stations. A second amendment to that purchase agreement in September 2006 included a one year option to purchase one to three additional television stations in the Northwest. In July 2007 this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option to August 29, 2007.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of June 30, 2007, approximately 91% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 93% occupied or committed for occupancy at December 31, 2006. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
Income taxes. We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 10 to the condensed consolidated financial statements for additional detail on our uncertain tax positions.
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
Consolidated Results of Operations
We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 19 network-affiliated television stations (including a 50%-owned television station). The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Six months				Three months
	ended June 30		Variance		ended June 30		Variance
	2007	2006	$	%	2007	2006	$	%
(Dollars in thousands)
(Unaudited)
Revenue
Television	$51,578	$48,850	$2,728	5.6%	$26,980	$25,991	$989	3.8%
Radio	18,351	18,172	179	1.0%	11,443	12,081	(638)	-5.3%
Fisher Plaza	5,689	4,292	1,397	32.5%	2,914	2,128	786	36.9%
Corporate and eliminations	(76)	(43)	(33)		(38)	(10)	(28)

Consolidated	75,542	71,271	4,271	6.0%	41,299	40,190	1,109	2.8%
Direct Operating Costs
Television	20,215	18,117	2,098	11.6%	10,099	9,036	1,063	11.8%
Radio	5,233	5,041	192	3.8%	2,436	2,490	(54)	-2.2%
Fisher Plaza	1,671	1,429	242	16.9%	775	641	134	20.9%
Corporate and eliminations	931	811	120	14.8%	465	400	65	16.3%

Consolidated	28,050	25,398	2,652	10.4%	13,775	12,567	1,208	9.6%
Selling, general and administrative expenses
Television	17,224	15,109	2,115	14.0%	8,374	7,410	964	13.0%
Radio	7,561	7,758	(197)	-2.5%	4,226	4,215	11	0.3%
Fisher Plaza	207	247	(40)	-16.2%	80	141	(61)	-43.3%
Corporate and eliminations	3,241	3,336	(95)	-2.8%	1,515	1,344	171	12.7%

Consolidated	28,233	26,450	1,783	6.7%	14,195	13,110	1,085	8.3%
Amortization of program rights
Television	4,274	4,135	139	3.4%	2,128	2,066	62	3.0%
Radio	5,160	5,201	(41)	-0.8%	4,883	4,999	(116)	-2.3%

Consolidated	9,434	9,336	98	1.0%	7,011	7,065	(54)	-0.8%
Depreciation and amortization
Television	3,622	2,935	687	23.4%	1,907	1,464	443	30.3%
Radio	473	442	31	7.0%	248	219	29	13.2%
Fisher Plaza	1,616	1,526	90	5.9%	787	766	21	2.7%
Corporate and eliminations	146	124	22	17.7%	74	62	12	19.4%

Consolidated	5,857	5,027	830	16.5%	3,016	2,511	505	20.1%
Income (loss) from operations
Television	6,243	8,554	(2,311)		4,472	6,015	(1,543)
Radio	(76)	(270)	194		(350)	158	(508)
Fisher Plaza	2,195	1,090	1,105		1,272	580	692
Corporate and eliminations	(4,394)	(4,314)	(80)		(2,092)	(1,816)	(276)

Consolidated	3,968	5,060	(1,092)		3,302	4,937	(1,635)

Other income, net	2,296	1,767	529		1,126	881	245
Interest expense, net	(6,904)	(6,822)	(82)		(3,410)	(3,368)	(42)

Income (loss) from continuing operations before income taxes	(640)	5	(645)		1,018	2,450	(1,432)
Provision (benefit) for federal and state income taxes	(71)	—	(71)		319	658	(339)

Income (loss) from continuing operations	(569)	5	(574)		699	1,792	(1,093)
Income from discontinued operations, net of income taxes	1,580	562	1,018		1,557	476	1,081

Net income	$1,011	$567	$444		$2,256	$2,268	$(12)

Comparison of Fiscal Six and Three-Month Periods Ended June 30, 2007 and June 30, 2006
Revenue
Television revenue increased in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006, primarily due to the acquisition of Spanish-language television stations late in 2006. These recently-purchased stations contributed $1.2 million and $2.2 million in additional television revenue in the three and six-month periods ended June 30, 2007, respectively. Revenues from our ABC-affiliated stations decreased 3.7% and 1.5% in the three and six-month periods ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to lower political advertising. Revenues from our CBS-affiliated stations increased 1.2% and 3.5%, respectively, over the same periods, due primarily to increased non-political local revenue.
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
Radio revenue decreased in the three-month period ended June 30, 2007, as compared to the same period in 2006, primarily as a result of reduced revenues associated with our agreement to broadcast Seattle Mariners baseball games. Radio revenue in the six-month period ended June 30, 2007 was comparable to the same period in 2006, increasing 1.0%. Excluding revenue specifically attributable to our agreement to broadcast Mariners baseball games, radio revenue increased 2.6% and 7.5% in the three and six-month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. We attribute this increase to improved ratings and a more aggressive sales strategy. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
The revenue increase at Fisher Plaza in the three and six-month periods ended June 30, 2007, as compared to the same periods in 2006, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
The increase in direct operating costs for the television segment in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006, is primarily the result of costs associated with operating our new Spanish-language television stations, as well as increased promotion expenses. In addition, expenses have risen as we have invested in our television news product and incurred news costs associated with our growing Internet business (which is included in our television segment).
Decreased direct operating costs at our radio segment in the three-month period ended June 30, 2007 as compared to the same period in 2006 was attributable to reduced promotional costs. Increased direct operating costs in the first six months of 2007 compared to the same period in 2006, was primarily attributable to increased labor costs.
The increase in direct operating costs at Fisher Plaza in the three and six-months ended June 30, 2007 compared to the same 2006 periods, was primarily attributable to increased engineering support.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses
The increase in selling, general and administrative expenses in the television segment in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006, was due primarily to the addition of the Spanish-language stations, as well as an increase in news research and development expenses and selling costs associated with our growing Internet business.
The decrease in selling, general and administrative expenses in the radio segment in the six-month period ended June 30, 2007 compared to the same period in 2006, was due primarily to decreased fees under a Joint Sales Agreement. Selling, general and administrative expenses in the three-month period ended June 30, 2007 were similar to the same period in 2006.
Selling, general and administrative expenses at Fisher Plaza decreased for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006, due primarily to a reduction in marketing costs.
The corporate group incurred higher selling, general and administrative expenses in the second quarter of 2007, as compared to the second quarter of 2006, due primarily to higher accounting fees. Selling, general and administrative expenses were lower in the six months ended June 30, 2007 as compared to the first half of 2006, due primarily to reductions in consulting fees and severance-related expenses.
Amortization of program rights
Amortization of program rights for the television segment increased 3% in both the three and six-month periods ended June 30, 2007 compared to the same periods in 2006.
Amortization of program rights for the radio segment are related to the agreement to broadcast Seattle Mariners baseball games, and decreased a minimal amount in the three and six-month periods ended June 30, 2007 compared to the same periods in the prior year.
Depreciation and amortization
Depreciation for all segments increased in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006, due primarily to significant television broadcast asset additions in late 2006.
Other income, net
Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the three and six-months ended June 30, 2007 compared to the same periods in 2006 was due primarily to an increase in the dividend rate of our investment in Safeco shares.
Interest expense, net
Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees. Interest expense in the three and six-month periods ended June 30, 2007 remained comparable to the same periods in 2006.
Provision (benefit) for federal and state income taxes
The benefit for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in provision and benefit for federal and state income taxes were primarily due to fluctuating income and loss from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock (70% exclusion rate), changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. As required by accounting rules for interim financial reporting, we record our income tax provision or benefits based upon our estimated annual effective tax rate of 20% and 23% for the six months ended June 30, 2007 and 2006, respectively. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Income from discontinued operations, net of income taxes
The income from discontinued operations is related to our small-market radio stations sold or held for sale, and is presented net of income taxes. On June 1, 2007 we closed the sale of one of these stations and recognized a gain on sale of $1.5 million, net of tax. The remaining five stations remain classified as held for sale as of June 30, 2007 (see Note 5 to the condensed consolidated financial statements).
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
Our current assets as of June 30, 2007 included cash and cash equivalents totalling $9.8 million, and we had working capital of $31.2 million. As of December 31, 2006, our current assets included cash and cash equivalents and restricted cash totalling $16.0 million, and we had working capital of $31.0 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of June 30, 2007, no cash was restricted and $20.0 million was available under the credit facility.
In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed June 1, 2007, for $3.0 million. The remaining five stations continue to be actively marketed and held for sale. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.
In July 2006, we entered into an LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 we exercised our option to purchase these television stations for $5.0 million, and on April 26, 2007, we finalized the purchase of the stations.
On August 3, 2007 we signed an agreement to purchase two television stations in the Bakersfield, California DMA, pending FCC approval and other closing conditions. The purchase price of $55 million may be paid through the use of existing cash and additional financing. A deposit on this transaction of $2,750,000 was paid and is being held in escrow.
In November 2006 we finalized the purchase of two Oregon television stations. A second amendment to that purchase agreement in September 2006 included a one year option to purchase one to three additional television stations in the Northwest. In July 2007 this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option to August 29, 2007.
Net cash provided by operating activities during the six months ended June 30, 2007 was $682,000, compared to $3.1 million in the comparable period in 2006. Net cash provided by operating activities consists of our net income, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by gain on sale of radio station (for the 2007 period), changes in deferred income tax and changes in operating assets and liabilities.
Net cash provided by investing activities during the six month period ended June 30, 2007 was $1.6 million, compared to net cash used in investing activities of $14.4 million in the comparable period in 2006. During the six months ended June 30, 2007, cash flows related to investing activities consisted primarily of $4.6 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, proceeds of $2.9 million from the sale of a radio station and a decrease of $8.5 million in restricted cash. During the six months ended June 30, 2006, cash flows related to investing activities consisted of $6.9 million in purchases of property plant and equipment, $4.0 million paid as an investment in equity investee and $3.5 million paid as a deposit on the purchase of Oregon television stations. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.
Net cash provided by financing activities in the six months ended June 30, 2007 was $34,000, compared to $187,000 in the comparable period in 2006. Net cash provided by financing activities consists primarily of proceeds from the exercise of stock options.
We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at June 30, 2007.
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
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of June 30, 2007 is at a fixed rate. As of June 30, 2007, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2007 was approximately $160.1 million, which was approximately $10.1 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2007, amounted to approximately $6.6 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of June 30, 2007 was $187.5 million, compared to $188.3 million as of December 31, 2006. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of June 30, 2007, these shares represented 2.9% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $18.8 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended June 30, 2007, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended June 30, 2007, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the second fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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
Item 1A. Risk Factors
There have not been any material changes during the quarter ended June 30, 2007 to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held April 26, 2007.
The three nominees elected to the Board of Directors for three-year terms expiring in 2010 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
Colleen B. Brown	5,590,317	2,486,549
Donald G. Graham, III	6,084,266	1,992,600
Brian P. McAndrews	5,595,641	2,481,225
Continuing as Directors are Richard L. Hawley, George F. Warren, Jr. and William W. Warren, Jr., whose terms expire in 2008 and Phelps K. Fisher, Deborah L. Bevier and Jerry St. Dennis whose terms expire in 2009. In addition, Mr. Michael D. Wortsman was elected to the Board of Directors of the Company on July 26, 2007, while the retirement of James W. Cannon as a Director became effective that same date. Mr. Wortsman’s initial term will expire in 2008.
The following additional matter brought for vote at the 2007 annual meeting of shareholders passed by the vote indicated:

	Votes for	Votes against	Votes abstain	Non votes
Amendments to the Incentive Plan of 2001	4,489,974	2,600,021	2,695	984,176

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

FISHER COMMUNICATIONS, INC. (Registrant)

Dated: August 8, 2007	/s/ S. Mae Fujita Numata S. Mae Fujita Numata Senior Vice President Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.