Form 10-Q
period 2007-09-30
FISHER COMMUNICATIONS INC
filed 2007-11-09
CIK 1034669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Common Stock, $1.25 par value, outstanding as of November 1, 2007: 8,724,616

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1. Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2007 and 2006

2. Condensed Consolidated Balance Sheets: September 30, 2007 and December 31, 2006

3. Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2007 and 2006

4. Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September 30, 2007 and 2006

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
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
(in thousands, except per-share amounts)	September 30		September 30
(Unaudited)	2007	2006	2007	2006

Revenue	$116,340	$109,983	$40,798	$38,712

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $7,198, $6,222, $2,312, and $2,073, respectively, and amortization of program rights of $16,804, $16,418, $7,370, and $7,082, respectively, reported separately below)	41,920	38,993	13,870	13,595
Selling, general and administrative expenses	43,285	40,139	15,052	13,689
Amortization of program rights	16,804	16,418	7,370	7,082
Depreciation and amortization	8,668	7,515	2,811	2,488

	110,677	103,065	39,103	36,854

Income from operations	5,663	6,918	1,695	1,858
Other income, net	3,683	2,814	1,387	1,047
Interest expense, net	(10,222)	(10,396)	(3,318)	(3,574)

Loss from continuing operations before income taxes	(876)	(664)	(236)	(669)
Provision for federal and state income taxes	294	115	365	115

Loss from continuing operations	(1,170)	(779)	(601)	(784)
Income from discontinued operations, net of income taxes	1,648	675	68	113

Net income (loss)	$478	$(104)	$(533)	$(671)

Income (loss) per share:
From continuing operations	$(0.14)	$(0.09)	$(0.07)	$(0.09)
From discontinued operations	0.19	0.08	0.01	0.01

Basic and diluted net income (loss) per share	$0.05	$(0.01)	$(0.06)	$(0.08)

Shares used in computation of basic and diluted net income (loss) per share	8,722	8,711	8,724	8,716
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	September 30	December 31
(Unaudited)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$7,479	$7,477
Restricted cash		8,473
Receivables, net	32,342	30,131
Deferred income taxes	686	690
Prepaid expenses and other assets	3,168	3,592
Television and radio broadcast rights	7,768	6,676
Assets held for sale	12	19

Total current assets	51,455	57,058
Marketable securities, at market value	184,394	188,307
Cash value of life insurance and retirement deposits	16,566	15,959
Television and radio broadcast rights	21	1,041
Goodwill, net	37,361	32,714
Intangible assets	42,799	41,142
Investment in equity investee	2,597	2,789
Deferred financing fees and other assets	9,212	7,748
Assets held for sale	2,045	2,612
Property, plant and equipment, net	146,499	148,207

Total Assets	$492,949	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$4,113	$4,600
Accrued payroll and related benefits	6,077	7,567
Interest payable	540	3,809
Television and radio broadcast rights payable	6,809	5,667
Income taxes payable	388	486
Other current liabilities	4,861	3,626
Liabilities of businesses held for sale	117	289

Total current liabilities	22,905	26,044
Long-term debt	150,000	150,000
Accrued retirement benefits	19,003	19,027
Deferred income taxes	53,651	54,414
Other liabilities	9,343	8,527

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,723,649 as of September 30, 2007 and 8,720,091 as of December 31, 2006	10,905	10,900
Capital in excess of par	9,997	9,454
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	118,852	121,441
Accumulated loss	(1,714)	(1,735)
Prior service cost	(188)	(212)
Retained earnings	100,195	99,717

Total Stockholders’ Equity	238,047	239,565

Total Liabilities and Stockholders’ Equity	$492,949	$497,577

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in thousands)	September 30
(Unaudited)	2007	2006

Cash flows from operating activities
Net income (loss)	$478	$(104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,668	7,623
Deferred income taxes	(167)	462
Dividends from equity investee	150
Amortization of deferred financing fees	474	474
Amortization of program rights	16,804	16,418
Payments for television and radio broadcast rights	(15,740)	(15,493)
Gain on sale of radio station	(1,491)
Equity in operations of equity investees	42	(10)
Stock-based compensation	514	349
Other	40	43
Change in operating assets and liabilities
Receivables	(2,199)	(1,821)
Prepaid expenses and other current assets	431	693
Cash value of life insurance and retirement deposits	(607)	(477)
Other assets	711	(329)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(4,235)	(2,838)
Income taxes receivable and payable	(98)
Accrued retirement benefits	(23)	89
Other liabilities	(418)	3,184

Net cash provided by operating activities	3,334	8,263

Cash flows from investing activities
Purchase of investments available-for-sale	(182)
Proceeds from sale of investments available-for-sale	133
Decrease in restricted cash	8,473
Proceeds from sale of radio station	2,869
Payments for options to purchase television stations		(1,100)
Deposits paid for purchase of television stations	(2,750)	(9,728)
Purchase of television stations	(4,931)	(16,142)
Purchase of online news service	(1,482)
Proceeds from sale of property, plant & equipment	1,250
Purchase of property, plant and equipment	(6,740)	(12,633)

Net cash used in investing activities	(3,360)	(39,603)

Cash flows from financing activities
Borrowings under borrowing agreements	6,000	15,000
Payments on borrowing agreements	(6,000)	(2,000)
Payment of capital lease obligation	(11)
Proceeds from exercise of stock options	39	546
Excess tax benefit from exercise of stock options		23

Net cash provided by financing activities	28	13,569

Net increase (decrease) in cash and cash equivalents	2	(17,771)
Cash and cash equivalents, beginning of period	7,477	19,622

Cash and cash equivalents, end of period	$7,479	$1,851

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
(in thousands)	September 30		September 30
(Unaudited)	2007	2006	2007	2006

Net income (loss)	$478	$(104)	$(533)	$(671)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(3,961)	7,343	(3,121)	7,766
Effect of income taxes	1,386	(2,570)	1,092	(2,718)
Accumulated loss	32		11
Effect of income taxes	(11)		(4)
Prior service cost	36		12
Effect of income taxes	(12)		(4)
Reclassification adjustment for gains included in net income (loss)	(22)		(14)
Effect of income taxes	8		5

Other comprehensive income (loss)	(2,544)	4,773	(2,023)	5,048

Comprehensive income (loss)	$(2,066)	$4,669	$(2,556)	$4,377

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

3. Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. The requirements of SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the implications of SFAS 159, and its impact on the Company’s financial statements has not yet been determined.
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
In July 2007, the Company entered into an asset purchase agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a multimedia local news service, specializing in providing personalized online local news, information and advertising. The primary assets acquired in the acquisition include intellectual property, software and licenses. The excess of the purchase price of the assets over the fair value of the tangible and intangible net assets was recorded as goodwill. The Company’s purchase price allocation as reflected in the accompanying condensed consolidated balance sheet is preliminary and has not been finalized. The Company does not anticipate any significant differences between current values recorded and the fair values upon finalizing the purchase price allocation.
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
Operational data for the radio stations is summarized as follows (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2007	2006	2007	2006

Revenue	$1,477	$7,830	$500	$1,781
Income from discontinued operations:
Discontinued operating activities	$242	$1,046	$105	$178
Gain on sale	2,294

	2,536	1,046	105	178
Income tax effect	(888)	(371)	(37)	(65)

	$1,648	$675	$68	$113

The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	September 30	December 31
	2007	2006
Goodwill, net	$645	$1,129
Property, plant and equipment, net	635	718
Intangible assets	765	765
Other assets	12	19

	$2,057	$2,631

Liabilities of businesses held for sale	$117	$289
6. Television and Radio Broadcast Rights and Other Broadcast Commitments
The Company acquires television and radio broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
At September 30, 2007, the Company had commitments under license agreements amounting to $38.7 million for future rights to broadcast television and radio programs through 2013, and $2.4 million in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games through the 2008 season. The Company has exclusive rights to sell available advertising time for two radio stations in Seattle (“Joint Sales Agreements”). Under the Joint Sales Agreements, the Company has commitments for monthly payments totaling $8.7 million through 2011.
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
The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2007	2006	2007	2006
Interest cost	$798	$779	$266	$259
Amortization of loss	32	116	10	39

Net periodic pension cost	$830	$895	$276	$298

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
Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Nine months		Three months
	ended September 30		ended September 30
	2007	2006	2007	2006

Loss from continuing operations	$(1,170)	$(779)	$(601)	$(784)
Income from discontinued operations, net of income taxes	1,648	675	68	113

Net income (loss)	$478	$(104)	$(533)	$(671)

Shares used in computation of basic and diluted net income (loss) per share	8,722	8,711	8,724	8,716

Income (loss) per share:
From continuing operations	$(0.14)	$(0.09)	$(0.07)	$(0.09)
From discontinued operations	0.19	0.08	0.01	0.01

Basic and diluted net income (loss) per share	$0.05	$(0.01)	$(0.06)	$(0.08)

The effect of 20,770 restricted stock rights and options to purchase 199,505 shares are excluded from the calculation of weighted average shares outstanding for the nine and three-month periods ended September 30, 2007, because such rights and options were anti-dilutive due to the loss from continuing operations for the periods; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
The effect of 7,900 restricted stock rights and options to purchase 219,425 shares are excluded from the calculation of weighted average shares outstanding for the nine and three-month periods ended September 30, 2006, because such rights and options were anti-dilutive due to the loss from continuing operations for the periods; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

9. Stock-Based Compensation
Stock-based compensation expense related to stock-based awards under SFAS 123(R) is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2007	2006	2007	2006
Stock-based compensation expense	$514	$349	$186	$62
Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
10. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2003 and onward. In April 2007, the IRS completed their fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 1999 – 2002, and the Company agreed on and paid final settlement. The IRS is currently conducting a field examination of the Company’s 2003 – 2005 U.S. tax returns. The Company anticipates that this matter could be resolved within the next 12 months. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $6,000 and an increase in interest expense of $202,000 was recognized for the nine months ended September 30, 2007 and 2006, respectively. A net reduction in interest expense of $99,000 and an increase in interest expense of $152,000 was recognized for the three months ended September 30, 2007 and 2006, respectively. The revisions to interest expense are a result of final settlement of the IRS examination of the Company’s 1999 – 2002 income tax returns. As of September 30, 2007 and December 31, 2006, the Company had approximately $218,000 and $547,000, respectively, of accrued interest related to uncertain tax positions.
As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated as 19% and 23% for the nine months ended September 30, 2007 and 2006, respectively. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pretax income or loss. In addition, during the three month periods ended September 30, 2007 and 2006, the company recognized additional federal income tax expense of $448,000 and $388,000, respectively, as a result of IRS examinations of prior year tax returns.
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

Revenue for each segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2007	2006	2007	2006
Television	$77,110	$73,322	$25,532	$24,472
Radio	30,844	29,986	12,493	11,814
Fisher Plaza	8,500	6,662	2,811	2,370
Corporate and eliminations	(114)	13	(38)	56

	$116,340	$109,983	$40,798	$38,712

Inter-segment sales amounted to $114,000 and $156,000 for the nine months ended September 30, 2007 and 2006, respectively, and $38,000 and $52,000 for the three months ended September 30, 2007 and 2006, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.
Income (loss) from continuing operations before interest and income taxes for each segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2007	2006	2007	2006
Television	$9,822	$12,303	$3,405	$3,619
Radio	(514)	(539)	(472)	(332)
Fisher Plaza	3,215	1,602	1,019	513
Corporate and eliminations	(3,177)	(3,634)	(870)	(895)

	$9,346	$9,732	$3,082	$2,905

The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2007	2006	2007	2006
Total segment income from continuing operations before interest and income taxes	$9,346	$9,732	$3,082	$2,905
Interest expense	(10,222)	(10,396)	(3,318)	(3,574)

Consolidated loss from continuing operations before income taxes	$(876)	$(664)	$(236)	$(669)

Identifiable assets for each segment are as follows (in thousands):

	September 30	December 31
	2007	2006
Total assets

Television	$135,230	$130,994
Radio	23,119	24,436
Fisher Plaza	118,310	119,872
Corporate and eliminations	214,233	219,644

	490,892	494,946
Assets held for sale	2,057	2,631

	$492,949	$497,577

Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
12. Commitments
On August 3, 2007, the Company signed an agreement to purchase two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. The purchase price of $55.0 million may be paid through the use of available cash, additional financing or a combination. As of September 30, 2007 a deposit of $2.75 million was held in escrow on this transaction and is included in deferred financing fees and other assets in the Condensed Consolidated Balance Sheet.
13. Financial Information for Guarantors
The Company has $150.0 million of 8.625% senior notes outstanding, due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
Presented below are condensed consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Also presented are the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$116,454	$(114)	$116,340
Costs and expenses
Direct operating costs		40,510	1,410	41,920
Selling, general and administrative expenses	6,399	38,410	(1,524)	43,285
Amortization of program rights		16,804		16,804
Depreciation and amortization	217	8,451		8,668

	6,616	104,175	(114)	110,677

Income (loss) from operations	(6,616)	12,279	—	5,663
Other income, net	3,413	270		3,683
Equity in income of subsidiaries	9,578		(9,578)	—
Interest expense, net	(10,214)	(8)		(10,222)

Income (loss) from continuing operations before income taxes	(3,839)	12,541	(9,578)	(876)
Provision (benefit) for federal and state income taxes	(4,317)	4,611		294

Income (loss) from continuing operations	478	7,930	(9,578)	(1,170)
Income from discontinued operations, net of income taxes		1,648		1,648

Net income (loss)	$478	$(9,578)	$9,578	$478

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$110,139	$(156)	$109,983
Costs and expenses
Direct operating costs		37,753	1,240	38,993
Selling, general and administrative expenses	6,144	35,391	(1,396)	40,139
Amortization of program rights		16,418		16,418
Depreciation and amortization	184	7,331		7,515

	6,328	96,893	(156)	103,065

Income (loss) from operations	(6,328)	13,246		6,918
Other income, net	2,551	263		2,814
Equity in income of subsidiaries	9,207		(9,207)	—
Interest expense, net	(10,391)	(5)		(10,396)

Income (loss) from continuing operations before income taxes	(4,961)	13,504	(9,207)	(664)
Provision (benefit) for federal and state income taxes	(4,857)	4,972		115

Income (loss) from continuing operations	(104)	8,532	(9,207)	(779)
Income from discontinued operations, net of income taxes		675		675

Net income (loss)	$(104)	$9,207	$(9,207)	$(104)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$40,836	$(38)	$40,798
Costs and expenses
Direct operating costs		13,391	479	13,870
Selling, general and administrative expenses	2,152	13,417	(517)	15,052
Amortization of program rights		7,370		7,370
Depreciation and amortization	71	2,740		2,811

	2,223	36,918	(38)	39,103

Income (loss) from operations	(2,223)	3,918		1,695
Other income, net	1,344	43		1,387
Equity in income of subsidiaries	2,623		(2,623)	—
Interest expense, net	(3,310)	(8)		(3,318)

Income (loss) from continuing operations before income taxes	(1,566)	3,953	(2,623)	(236)
Provision (benefit) for federal and state income taxes	(1,033)	1,398		365

Income (loss) from continuing operations	(533)	2,555	(2,623)	(601)
Income from discontinued operations, net of income taxes		68		68

Net income (loss)	$(533)	$2,623	$(2,623)	$(533)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$38,764	$(52)	$38,712
Costs and expenses
Direct operating costs		13,166	429	13,595
Selling, general and administrative expenses	1,921	12,249	(481)	13,689
Amortization of program rights		7,082		7,082
Depreciation and amortization	60	2,428		2,488

	1,981	34,925	(52)	36,854

Income (loss) from operations	(1,981)	3,839		1,858
Other income, net	975	72		1,047
Equity in income of subsidiaries	2,543		(2,543)	—
Interest expense, net	(3,574)			(3,574)

Income (loss) from continuing operations before income taxes	(2,037)	3,911	(2,543)	(669)
Provision (benefit) for federal and state income taxes	(1,366)	1,481		115

Income (loss) from continuing operations	(671)	2,430	(2,543)	(784)
Income from discontinued operations, net of income taxes		113		113

Net income (loss)	$(671)	$2,543	$(2,543)	$(671)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of September 30, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$7,042	$437	$		$7,479
Receivables, net	663	31,679			32,342
Due from affiliate		33,487		(33,487)	—
Deferred income taxes	106	580			686
Prepaid expenses and other assets	436	2,732			3,168
Television and radio broadcast rights		7,768			7,768
Assets held for sale		12			12

Total current assets	8,247	76,695		(33,487)	51,455
Marketable securities, at market value	183,846	548			184,394
Investment in consolidated subsidiaries	263,212			(263,212)	—
Cash value of life insurance and retirement deposits	16,566				16,566
Television and radio broadcast rights		21			21
Goodwill, net		37,361			37,361
Intangible assets		42,799			42,799
Investment in equity investee		2,597			2,597
Deferred financing fees and other assets	4,074	5,138			9,212
Assets held for sale		2,045			2,045
Property, plant and equipment, net	872	145,627			146,499

Total Assets	$476,817	$312,831		$(296,699)	$492,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,052	$3,061			$4,113
Payable to affiliate	33,487			(33,487)	—
Accrued payroll and related benefits	812	5,265			6,077
Interest payable	540				540
Television and radio broadcast rights payable		6,809			6,809
Income taxes payable		388			388
Other current liabilities	967	3,894			4,861
Liabilities of businesses held for sale		117			117

Total current liabilities	36,858	19,534		(33,487)	22,905
Long-term debt	150,000				150,000
Accrued retirement benefits	18,973	30			19,003
Deferred income taxes	32,874	20,777			53,651
Other liabilities	65	9,278			9,343

Stockholders’ Equity
Common stock	10,905	1,131		(1,131)	10,905
Capital in excess of par	9,997	164,234		(164,234)	9,997
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	118,852				118,852
Accumulated loss	(1,714)				(1,714)
Prior service cost	(188)				(188)
Retained earnings	100,195	97,847		(97,847)	100,195

Total Stockholders’ Equity	238,047	263,212		(263,212)	238,047

Total Liabilities and Stockholders’ Equity	$476,817	$312,831		$(296,699)	$492,949

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$8,544		$(1,067)	$7,477
Restricted cash		8,473		8,473
Receivables, net	768	29,363		30,131
Due from affiliate		17,357	(17,357)
Deferred income taxes	106	584		690
Prepaid expenses and other assets	438	3,154		3,592
Television and radio broadcast rights		6,676		6,676
Assets held for sale		19		19

Total current assets	9,856	65,626	(18,424)	57,058
Marketable securities, at market value	187,833	474		188,307
Investment in consolidated subsidiaries	253,632		(253,632)
Cash value of life insurance and retirement deposits	15,959			15,959
Television and radio broadcast rights		1,041		1,041
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investment in equity investee		2,789		2,789
Deferred financing fees and other assets	4,538	3,210		7,748
Assets held for sale		2,612		2,612
Property, plant and equipment, net	813	147,394		148,207

Total Assets	$472,631	$297,002	$(272,056)	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,543	$4,124	$(1,067)	$4,600
Due to affiliate	17,357		(17,357)
Accrued payroll and related benefits	1,841	5,726		7,567
Interest payable	3,809			3,809
Television and radio broadcast rights payable		5,667		5,667
Income taxes payable		486		486
Other current liabilities	950	2,676		3,626
Liabilities of businesses held for sale		289		289

Total current liabilities	25,500	18,968	(18,424)	26,044
Long-term debt	150,000			150,000
Accrued retirement benefits	18,942	85		19,027
Deferred income taxes	38,559	15,855		54,414
Other liabilities	65	8,462		8,527

Stockholders’ Equity
Common stock	10,900	1,131	(1,131)	10,900
Capital in excess of par	9,454	164,234	(164,234)	9,454
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441			121,441
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	99,717	88,267	(88,267)	99,717

Total Stockholders’ Equity	239,565	253,632	(253,632)	239,565

Total Liabilities and Stockholders’ Equity	$472,631	$297,002	$(272,056)	$497,577

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$(1,264)	$3,531	$1,067	$3,334

Cash flows from investing activities
Purchase of investments available-for-sale		(182)		(182)
Proceeds from sale of investments available-for-sale		133		133
Decrease in restricted cash		8,473		8,473
Proceeds from sale of radio station		2,869		2,869
Deposit paid for purchase of television stations		(2,750)		(2,750)
Purchase of television stations		(4,931)		(4,931)
Purchase of online news service		(1,482)		(1,482)
Proceeds from sale of property, plant and equipment		1,250		1,250
Purchase of property, plant and equipment	(277)	(6,463)		(6,740)

Net cash used in investing activities	(277)	(3,083)	—	(3,360)

Cash flows from financing activities
Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Payment of capital lease obligation		(11)		(11)
Proceeds from exercise of stock options	39			39

Net cash provided by (used in) financing activities	39	(11)	—	28

Net increase (decrease) in cash and cash equivalents	(1,502)	437	1,067	2
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$7,042	$437	$—	$7,479

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$(15,577)	$23,840		$8,263

Cash flows from investing activities
Payment of options for purchase of television stations		(1,100)		(1,100)
Purchase of television stations		(16,142)		(16,142)
Deposit paid for purchase of television stations		(9,728)		(9,728)
Purchase of property, plant and equipment	(169)	(12,464)		(12,633)

Net cash used in investing activities	(169)	(39,434)	—	(39,603)

Cash flows from financing activities
Borrowings under borrowing agreements	15,000			15,000
Payments on borrowing agreements	(2,000)			(2,000)
Excess tax benefit from exercise of stock options	23			23
Proceeds from exercise of stock options	546			546

Net cash provided by financing activities	13,569	—	—	13,569

Net decrease in cash and cash equivalents	(2,177)	(15,594)	—	(17,771)
Cash and cash equivalents, beginning of period	3,660	15,962		19,622

Cash and cash equivalents, end of period	$1,483	$368	$—	$1,851

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
This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine-month periods ended September 30, 2007, compared with the corresponding periods in 2006.
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
In July 2007, we entered into an asset purchase agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a multimedia local news service, specializing in providing personalized online local news, information and advertising.
In August 2007, we signed an agreement to purchase two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. The purchase price of $55.0 million may be paid through the use of available cash, additional financing or a combination. A deposit on this transaction of $2.75 million was paid and is being held in escrow.
In November 2006, we finalized the purchase of two Oregon television stations. A second amendment to that purchase agreement in September 2006 included a one year option to purchase one to three additional television stations in the Northwest. In July 2007 this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option. In October 2007 the option was amended to, among other things, increase the number of stations under option to five and extend the term of the option.
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
In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of September 30, 2007, approximately 96% of Fisher Plaza was occupied or committed for occupancy (42% was occupied by Fisher entities), compared to 93% occupied or committed for occupancy at December 31, 2006. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Nine months				Three months
	ended September 30		Variance		ended September 30		Variance
(Dollars in thousands)	2007	2006	$	%	2007	2006	$	%
Revenue
Television	$77,110	$73,322	$3,788	5.2%	$25,532	$24,472	$1,060	4.3%
Radio	30,844	29,986	858	2.9%	12,493	11,814	679	5.7%
Fisher Plaza	8,500	6,662	1,838	27.6%	2,811	2,370	441	18.6%
Corporate and eliminations	(114)	13	(127)		(38)	56	(94)

Consolidated	116,340	109,983	6,357	5.8%	40,798	38,712	2,086	5.4%
Direct operating costs
Television	30,353	27,825	2,528	9.1%	10,138	9,708	430	4.4%
Radio	7,650	7,579	71	0.9%	2,417	2,538	(121)	-4.8%
Fisher Plaza	2,507	2,349	158	6.7%	836	920	(84)	-9.1%
Corporate and eliminations	1,410	1,240	170	13.7%	479	429	50	11.7%

Consolidated	41,920	38,993	2,927	7.5%	13,870	13,595	275	2.0%
Selling, general and administrative expenses
Television	25,577	22,838	2,739	12.0%	8,353	7,729	624	8.1%
Radio	12,521	12,118	403	3.3%	4,960	4,360	600	13.8%
Fisher Plaza	311	391	(80)	-20.5%	104	144	(40)	-27.8%
Corporate and eliminations	4,876	4,792	84	1.8%	1,635	1,456	179	12.3%

Consolidated	43,285	40,139	3,146	7.8%	15,052	13,689	1,363	10.0%
Amortization of program rights
Television	6,304	6,168	136	2.2%	2,030	2,033	(3)	-0.1%
Radio	10,500	10,250	250	2.4%	5,340	5,049	291	5.8%

Consolidated	16,804	16,418	386	2.4%	7,370	7,082	288	4.1%
Depreciation and amortization
Television	5,257	4,361	896	20.5%	1,635	1,426	209	14.7%
Radio	726	649	77	11.9%	253	207	46	22.2%
Fisher Plaza	2,468	2,321	147	6.3%	852	795	57	7.2%
Corporate and eliminations	217	184	33	17.9%	71	60	11	18.3%

Consolidated	8,668	7,515	1,153	15.3%	2,811	2,488	323	13.0%
Income (loss) from operations
Television	9,619	12,130	(2,511)		3,376	3,576	(200)
Radio	(553)	(610)	57		(477)	(340)	(137)
Fisher Plaza	3,214	1,601	1,613		1,019	511	508
Corporate and eliminations	(6,617)	(6,203)	(414)		(2,223)	(1,889)	(334)

Consolidated	5,663	6,918	(1,255)		1,695	1,858	(163)

Other income, net	3,683	2,814	869		1,387	1,047	340
Interest expense, net	(10,222)	(10,396)	174		(3,318)	(3,574)	256

Loss from continuing operations before income taxes	(876)	(664)	(212)		(236)	(669)	433
Provision for federal and state income taxes	294	115	179		365	115	250

Loss from continuing operations	(1,170)	(779)	(391)		(601)	(784)	183
Income from discontinued operations, net of income taxes	1,648	675	973		68	113	(45)

Net income (loss)	$478	$(104)	$582		$(533)	$(671)	$138

Comparison of Fiscal Nine and Three-Month Periods Ended September 30, 2007 and September 30, 2006
Revenue
Television revenue increased in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, primarily due to the acquisition of Spanish-language television stations late in 2006. These recently-purchased stations contributed $669,000 and $2.8 million in additional television revenue in the three and nine-month periods ended September 30, 2007, respectively. In addition, revenues from our growing Internet business (which is included in our television segment) have increased significantly. Revenues from our ABC-affiliated stations decreased 0.9% and 1.3% in the three and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to lower political advertising. Revenues from our CBS-affiliated stations increased 2.7% and 3.3%, respectively, over the same periods, due primarily to increased non-political local and national revenue.
In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the terms of the agreements. In November 2006, we entered into affiliation agreements with Univision for our Spanish-language television stations for terms extending into 2011.
Radio revenue increased in the three and nine-month periods ended September 30, 2007, as compared to the same periods in 2006, primarily as a result of increases in non-political national revenue. Excluding revenue specifically attributable to our agreement to broadcast Mariners baseball games, radio revenue increased 10.5% and 8.5% in the three and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. We attribute this increase to improved ratings and a more aggressive sales strategy. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
The revenue increase at Fisher Plaza in the three and nine-month periods ended September 30, 2007, as compared to the same periods in 2006, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
The increase in direct operating costs for the television segment in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, is primarily the result of costs associated with operating our new Spanish-language television stations, as well as increased promotion expenses. In addition, expenses have risen as we have invested in our television news product and incurred news costs associated with our growing Internet business.
Decreased direct operating costs at our radio segment in the three-month period ended September 30, 2007 as compared to the same period in 2006, was attributable to reduced promotional costs. Increased direct operating costs in the first nine months of 2007 compared to the same period in 2006, was primarily attributable to increased labor costs.
The increase in direct operating costs at Fisher Plaza in the nine months ended September 30, 2007 compared to the same 2006 period is primarily attributable to increased property tax and utilities expenses. The decrease in direct operating costs in the three months ended September 30, 2007 compared to the same 2006 period is due to decreased engineering support.
The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-

related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.
Selling, general and administrative expenses
The increase in selling, general and administrative expenses in the television segment in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, was due primarily to the addition of the Spanish-language stations, as well as an increase in commissions, market research and development expenses and selling costs associated with our growing Internet business.
The increase in selling, general and administrative expenses in the radio segment in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006 was due primarily to increases in Mariners merchandising expense and commissions.
Selling, general and administrative expenses at Fisher Plaza decreased for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, due primarily to a reduction in marketing costs.
The corporate group incurred higher selling, general and administrative expenses in the three and nine-month periods ended September 30, 2007, compared to the same periods in 2006, due primarily to higher legal and professional services fees and stock-based compensation, partially offset by reductions in severance and recruiting costs.
Amortization of program rights
Amortization of program rights for the television segment increased 2% in the nine-month period ended September 30, 2007, compared to the same period in 2006. Amortization of program rights for the television segment in the three-month period ended September 30, 2007 was similar to the same period in 2006.
Amortization of program rights for the radio segment are related to the agreement to broadcast Seattle Mariners baseball games, and increased 2.4% and 5.8% in the three and nine-month periods ended September 30, 2007 compared to the same periods in the prior year.
Depreciation and amortization
Depreciation for all segments increased in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, due primarily to significant television broadcast and Plaza asset additions in late 2006.
Other income, net
Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The increase in the three and nine-months ended September 30, 2007 compared to the same periods in 2006 was due primarily to an increase in the dividend rate of our investment in Safeco shares.
Interest expense, net
Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees. Interest expense in the three and nine-month periods ended September 30, 2007 remained comparable to the same periods in 2006.
Provision (benefit) for federal and state income taxes
The provision for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in provision and benefit for federal and state income taxes were primarily due to fluctuating income and loss from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock (70% exclusion rate), changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity), and the impact of state income taxes. As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate, which is estimated as 19% and 23% for the nine months ended September 30, 2007 and 2006, respectively. The estimated effective tax rate in the 2007 period was lower than in the same period in 2006 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss. In addition, during the three month periods ended September 30, 2007 and 2006, the company recognized additional federal income tax expense of $448,000 and $388,000, respectively, as a result of IRS examinations of prior year tax returns.
Income from discontinued operations, net of income taxes
The income from discontinued operations is related to our small-market radio stations sold or held for sale, and is presented net of income taxes. On June 1, 2007 we closed the sale of one of these stations and recognized a gain on sale of $1.5 million, net of tax. The remaining five stations remain classified as held for sale as of September 30, 2007 (see Note 5 to the condensed consolidated financial statements).
Liquidity and capital resources
In 2004, we completed a $150.0 million offering of 8.625% senior notes due 2014 and used $143.9 million of the initial $144.5 million net proceeds to retire existing debt and to settle other outstanding obligations. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. In 2004, we also entered into a new nine-year senior credit facility with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property and our investment in shares of Safeco Corporation common stock).
Our current assets as of September 30, 2007 included cash and cash equivalents totalling $7.5 million, and we had working capital of $28.6 million. As of December 31, 2006, our current assets included cash and cash equivalents and restricted cash totalling $16.0 million, and we had working capital of $31.0 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of September 30, 2007, no cash was restricted and $20.0 million was available under the credit facility.
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
In July 2007, we entered into an asset purchase agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a multimedia local news service, specializing in providing personalized online local news, information and advertising.
In August 2007, we signed an agreement to purchase two television stations in the Bakersfield, California DMA, pending FCC approval and other closing conditions. The purchase price of $55.0 million may be paid through the use of available cash, additional financing or a combination. A deposit on this transaction of $2.75 million was paid and is being held in escrow.
In November 2006, we finalized the purchase of two Oregon television stations. A second amendment to that purchase agreement in September 2006 included a one year option to purchase one to three additional television stations in the Northwest. In July 2007, this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option. In October 2007, the option was amended to, among other things, increase the number of stations under option to five and extend the term of the option.
Net cash provided by operating activities during the nine months ended September 30, 2007 was $3.3 million, compared to $8.3 million in the comparable period in 2006. Net cash provided by operating activities consists of our net income (loss), adjusted by non-cash expenses such as depreciation and amortization, further adjusted by gain on sale of radio station (for the 2007 period), changes in deferred income tax and changes in operating assets and liabilities.
Net cash used in investing activities during the nine month period ended September 30, 2007 was $3.4 million, compared to $39.6 million in the comparable period in 2006. During the nine months ended September 30, 2007, cash flows related to investing activities consisted primarily of $6.7 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, $2.75 million paid as a deposit on the purchase of television stations and $1.5 million paid for the purchase of an online news service, partially offset by proceeds of $2.9 million from the sale of a radio station, $1.25 million in proceeds from the sale of property, plant and equipment, and a decrease of $8.5 million in restricted cash. During the nine months ended September 30, 2006, cash flows related to investing activities consisted of $12.6 million in purchases of property plant and equipment, $16.1 million paid for the purchase of television stations, $9.7 million paid as a deposit on the purchase of television stations and $1.1 million paid for options to purchase television stations. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items, except as related to the potential acquisition of two Bakersfield, California television stations as discussed above.
Net cash provided by financing activities in the nine months ended September 30, 2007 was $28,000, compared to $13.6 million in the comparable period in 2006. Net cash provided by financing activities in the nine months ended September 30, 2006 consisted primarily of net borrowing against our revolving credit facility.
We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at September 30, 2007.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.
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
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of September 30, 2007 is at a fixed rate. As of September 30, 2007, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2007 was approximately $154.9 million, which was approximately $4.9 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2007, amounted to approximately $6.5 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of September 30, 2007 was $184.4 million, compared to $188.3 million as of December 31, 2006. Marketable securities consist primarily of 3.0 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of September 30, 2007, these shares represented 3.1% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $18.4 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended September 30, 2007, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended September 30, 2007, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the third fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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
Item 1A. Risk Factors
There have not been any material changes during the quarter ended September 30, 2007 to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits:
10.1	Asset Purchase Agreement dated August 3, 2007 between Westwind Communications L.L.C. and Fisher Broadcasting Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)
Dated: November 8, 2007	/s/ S. Mae Fujita Numata
S. Mae Fujita Numata
Senior Vice President Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement dated August 3, 2007 between Westwind Communications L.L.C. and Fisher Broadcasting Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.