Form 10-K
period 2007-12-31
FISHER COMMUNICATIONS INC
filed 2008-03-14
CIK 1034669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.406 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $379,587,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2008 was:

Title of Class	Number of Shares Outstanding

Common Stock, $1.25 Par Value	8,728,858

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2008	Part III

PART I

ITEM 1.	BUSINESS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty and disclaim any responsibility to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. We conduct our operations through two subsidiaries, Fisher Broadcasting Company and Fisher Media Services Company. Our broadcasting operations provided approximately 93% of consolidated revenue from continuing operations in 2007, with television accounting for approximately 74% and radio accounting for approximately 26% of our 2007 broadcasting revenue.

Fisher Broadcasting Company owns and operates thirteen full power television stations (including a 50%-owned television station), eight low power television stations and eight radio stations in the Pacific Northwest. We have long-standing network affiliations with ABC and CBS, and have FOX, Univision and Telefutura (a division of Univision) duopolies in a majority of our markets. Our television and radio stations are located in Washington, Oregon, California, Idaho and Montana. Seattle and Portland are our two largest markets for both television and radio. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen Media Research (“Nielsen”). We also own three radio stations in Seattle, the 14th largest radio market, ranked by population, as determined by the Arbitron Company. Our television stations reach 3.8 million households (approximately 3.4% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

In November 2006, we completed the purchase of two Univision-affiliated Oregon television stations for $19 million. This transaction was initially announced in December 2005 and included the purchase of two Telefutura-affiliated Idaho TV stations that was completed in May 2006 for $1 million.

In October 2006, we sold eighteen of our twenty-four small-market radio stations located in Montana and Eastern Washington for $26 million. This transaction was structured as a like-kind exchange, for tax purposes, and we used a portion of the proceeds, $19 million, to purchase the two Oregon television stations in November 2006. We sold an additional Montana radio station in June 2007 for $3 million. The remaining five small-market radio stations continue to be held for sale, and we anticipate completing the sale of these remaining stations in 2008.

In September 2006, we completed the stock purchase of African-American Broadcasting of Bellevue by acquiring 75% of the stock for $12 million. We had purchased an initial 25% of the equity in June 2006 for $4 million.

In April 2007, the Company finalized the purchase of four low power television stations located in Eastern Washington for $5 million. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision.

In July 2007, the Company acquired the assets of Pegasus News, Inc. (“Pegasus”) for approximately $1.5 million. Pegasus is a local news service, specializing in providing personalized online local news, information and advertising.

In August 2007, the Company entered into an agreement to acquire the CBS and FOX affiliates in Bakersfield, California. On January 1, 2008, the Company finalized the purchase of the stations for $55 million.

Fisher Media Services Company owns and operates Fisher Plaza, a commercial building that includes a data center located near downtown Seattle designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of $116 million as of December 31, 2007.

We also own approximately 2.3 million shares of the common stock of Safeco Corporation, a publicly traded insurance and financial services corporation. Fisher has been a stockholder of Safeco Corporation since 1923. The market value of the investment in Safeco Corporation common stock as of December 31, 2007 was approximately $128 million. In December 2007, we sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million. The net proceeds from the sale were utilized to fund the January 2008 acquisition of the two television stations in Bakersfield, California.

Incorporated in the state of Washington, Fisher Communications, Inc. employed 882 full-time employees as of December 31, 2007. Approximately 16% of our workforce, located primarily at our KOMO TV, KATU TV, and KBCI TV operations, is subject to collective bargaining agreements. Note 14 to the Consolidated Financial Statements contains information regarding our segments for 2007, 2006, and 2005. We report financial data for three reportable segments: television, radio and Fisher Plaza.

Television Broadcasting

The following table sets forth selected information about our television stations as of December 31, 2007:

		DMA(1)	Network	Expiration Date of
Station	Market Area	Rank	Affiliation	Affiliation Agreement

KOMO TV	Seattle-Tacoma, WA	14	ABC	August 31, 2009
KUNS TV	Seattle-Tacoma, WA	14	Univision	September 12, 2011
KATU TV	Portland, OR	23	ABC	August 31, 2009
KUNP TV	LaGrande, OR	23	Univision	September 12, 2011
KUNP LP	Portland, OR	23	Univision	September 12, 2011
KVAL TV	Eugene, OR	120	CBS	February 29, 2016
KCBY TV	Coos Bay, OR	120	CBS	February 29, 2016
KPIC TV(2)	Roseburg, OR	120	CBS	February 29, 2016
KIMA TV	Yakima, WA	126	CBS	February 29, 2016
KEPR TV	Pasco/Richland/Kennewick, WA	126	CBS	February 29, 2016
KKFQ CA	Yakima, WA	126	Univision	September 12, 2011
KWWA CA	Ellensburg, WA	126	Univision	September 12, 2011
KVVK CA	Pasco/Richland/Kennewick, WA	126	Univision	September 12, 2011
KORX CA	Walla-Walla, WA	126	Univision	September 12, 2011
KLEW TV(3)	Lewiston, ID	NA	CBS	February 29, 2016
KBCI TV	Boise, ID	113	CBS	February 29, 2016
KUNB LP	Boise, ID	113	Telefutura	May 12, 2011
KIDK TV	Idaho Falls-Pocatello, ID	163	CBS	February 29, 2016
KPPP LP	Pocatello, ID	NA	Telefutura	May 12, 2011

(1)	DMA represents an exclusive geographic area of counties in which the home market stations are estimated to have the largest quarter-hour audience share. DMA Rank represents the DMA ranking by size of the market area in which our station is located. DMA Rank is based on January 2008 estimates published by Nielsen Media Research. “NA” refers to Not Available.

(2)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.

(3)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.

We have been affiliated with ABC since 1958, CBS since 1999, Univision since 2006, and Telefutura since 2006.

Television Markets and Stations

KOMO TV and KUNS TV, Seattle-Tacoma, Washington

KOMO TV and KUNS TV operate in the Seattle-Tacoma market, which has approximately 1.8 million television households and a population of approximately 4.4 million. In 2007, approximately 68% of the population subscribed to cable and 21% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems) (Nielsen Media Research). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Safeco Corporation, PACCAR, Inc., Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, Amazon.com, Inc., Washington Mutual, Inc. and Weyerhaeuser Company.

KOMO has been on the air since 1953. KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 39.5 hours of live local television news per week on its analog and digital channels. KOMO TV produces the Emmy-winning Northwest Afternoon, a Monday-Friday, 60-minute talk program, which premiered in 1984 and is the longest running locally produced talk show in the Northwest region. The Radio and Television News Directors Association (“RTNDA”) honored KOMO TV News with two Edward R. Murrow national awards — Feature Reporting and the Writing category — in 2007. The National Association of Television Arts and Sciences awarded 12 Emmys to the station for program and individual excellence in 2007.

KUNS went live as Seattle’s first Univision station in January 2007. The Seattle-Tacoma market has a Hispanic population of approximately 297,000. The market is the 29th largest Hispanic market in the United States. KUNS produces five hours of locally produced television news per week on its analog and digital channels.

KATU TV and KUNP TV, Portland, Oregon

KATU TV and KUNP TV serve the Portland market, which has approximately 1 million television households and a population of approximately 3 million. Approximately 56% of Portland’s population subscribed to cable in 2007, while approximately 28% of households are listed as subscribers to alternative delivery systems (Nielsen Media Research). The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU currently broadcasts 33 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday-Friday local talk/information programs. In 2007, KATU won a National Academy of Television Arts and Sciences (“NATAS”) Regional Emmy for Promotion-News Promo — Single Spot “KATU News — One Team”. In addition, KATU was nominated for seven other NATAS Regional Emmy awards. KATU was also nominated for a National Humanitarian Award and Public & Community Service Emmy Award for “Go Green! A Family Matters Earth Day Special”.

KUNP (formerly broadcasting as KPOU) has been our Portland Univision affiliate since 2006. The Portland market has a Hispanic population of approximately 301,000, the 28th largest Hispanic market in the United States. KUNP produces five hours of locally produced television news per week.

KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon

KVAL TV, KCBY TV, and KPIC TV (collectively “KVAL+”) serve the Eugene television market, which has approximately 236,000 television households and a population of approximately 557,000. The market has a 52% cable penetration and a 34% alternate delivery penetration. KVAL TV’s broadcast studios are located in Eugene, Oregon. KCBY TV, in Coos Bay and KPIC TV, in Roseburg, are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities — University of Oregon in Eugene and Oregon State University in Corvallis, as well as Hynix Semiconductor, Inc., Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Dell, Inc. and Roseburg Forest Products.

KVAL+ broadcasts 32 hours of live local news per week. KVAL has a long tradition of award-winning news, public affairs programming and information. In 2007, KVAL won seven Society of Professional Journalists awards, including three 1st place, three 2nd place, one 3rd place and an Honorable Mention. KVAL also won 12 Oregon Associated Press awards including five 1st place, three 2nd place and four 3rd place awards. KVAL was honored with a 1st place for “Best Television Commercial” by the Oregon Association of Broadcasters. United Way awarded KVAL the “Shining Light Award” in recognition of over 50 years of outstanding public service to the community.

KIMA TV, KEPR TV, KLEW TV, KKFQ CA, KWWA CA, KVVK CA, KORX CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

KIMA TV serves the Yakima, Washington area while its satellite stations, KEPR TV and KLEW TV, serve the Pasco-Richland-Kennewick (the “Tri-Cities”), Washington and Lewiston, Idaho areas, respectively. Together, the Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 213,000 television households and a population of approximately 636,400. The market has a 45% cable penetration and a 39% alternate delivery penetration. KLEW TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW TV serves approximately 165,000 people in approximately 65,000 TV households.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale food processing, retail service, health care and tourism industries, as well as being the core of “Washington Wine Country.” Major employers include Battelle, Inc., Con Agra Foods, Inc., Duratek, Inc., Tyson Foods, Inc., Energy Northwest, CH2M HILL Companies, Ltd., Fluor Corporation, Bechtel Corporation, Lockheed Martin Corporation, Potlatch Corporation, Siemens AG, Shields Bag and Printing Company, Tree Top, Inc., Noel Corp., ATK Manufacturing., and Boise Cascade.

KIMA and KEPR each broadcast 19.5 hours per week of scheduled live local news programs. KIMA is the leader in its market. According to Nielsen Media Research, KIMA/KEPR reaches 44% of the local news audience at 6 PM against both ABC and NBC local news, and KIMA TV alone has more than double the households of the other two news stations combined. In a poll conducted by the Yakima Valley Business Times, KIMA won four “Best” awards. KEPR won three Society of Professional Journalists honors in 2007, a 1st for feature story, 3rd for general news, plus one Honorable Mention. 2007 was the 8th year KEPR’s production of “Community Health Journal” received the National Healthcare Advertising Award. KLEW TV broadcasts five hours of live local news per week.

KKFQ, KWWA, KVVK and KORX are the Univision affiliates for the Yakima-Pasco-Richland-Kennewick market. The Yakima market has a Hispanic population of approximately 161,000. The market is the 51st largest Hispanic market in the United States. KKFQ produces five hours of locally produced television new per week.

KBCI TV and KUNB LP, Boise, Idaho

KBCI TV and KUNB LP serve the Boise, Idaho DMA, which has approximately 252,000 television households and a total population of approximately 690,000. An estimated 35% of the television households in the Boise DMA subscribe to cable television with another 40% subscribing to an alternative delivery system (Nielsen). Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include high-tech companies such as Micron Technology, Inc. and its subsidiaries, Hewlett-Packard Company, Boise State University, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, DirecTV, U.S. Bank, J.R. Simplot Company, Idaho Power Company, Boise Cascade (formerly Boise/Office Max), Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, and the Idaho State government. Boise was recognized by Forbes Magazine in 2005 as the Best Place in the United States for business and careers and as the seventh best area in the nation to do business. Boise was ranked as the second best city in the United States to do business by INC. Magazine in 2005.

KBCI currently broadcasts 24.5 hours per week of live local news programs. In May 2007, KBCI was given two 1st place, two 2nd place, three 3rd place and one Honorable Mention awards by the Idaho Press Club. In 2007, the Idaho State Broadcasters Association recognized KBCI for the Best Investigative Report, Best News Photography, and Best Special Project for “CBS 2 Food Drive”.

KUNB LP currently broadcasts Telefutura programming. The Boise market has a Hispanic population of approximately 73,000. The market is the 71st largest Hispanic market in the United States.

KIDK TV and KPPP LP, Idaho Falls-Pocatello, Idaho

KIDK TV and KPPP LP serve the Idaho Falls-Pocatello market, which has approximately 120,000 TV households and a population of approximately 327,000. An estimated 38% of the television households subscribe to cable, with another 46% subscribing to an alternative delivery system (Nielsen). The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, BYU-Idaho, EIRMC, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK broadcasts 17.5 hours per week of live local news programs. In 2007, KIDK was given three 1st place, two 2nd place and two 3rd place awards by the Idaho Press Club.

KPPP LP broadcasts Telefutura programming in Pocatello. The Idaho Falls-Pocatello market has a Hispanic population of approximately 28,000, the 118th largest Hispanic market in the United States.

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

There are approximately 113 million television households in the United States (household universe estimates), of which approximately 70 million are cable households, and a total of approximately 100 million receive television via cable or an alternative delivery service. Overall household television viewing is 57 hours per week, on average (Nielsen Media Research).

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

Our stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite (DBS) program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on these systems. To the extent cable, other multichannel video distribution system operators and broadcasters increase the amount of local news programming; the heightened competition for local news audiences could have a material adverse effect on our advertising revenue.

Other sources of competition for Fisher’s television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our television stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers, and IPTV. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Programming.  Competition for syndicated programming involves negotiating with national program distributors, or producers. Our stations compete against in-market broadcast stations, as well as station groups, for exclusive access to syndicated programming. Cable, DBS and IPTV system operators generally do not compete with local stations for programming; however, various national nonbroadcast programming networks acquire programs that might have otherwise been offered to local television stations.

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

Radio Markets and Stations

Seattle Radio

The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

National
Market
Market	Station	Dial Position	Power	Rank(1)	Format

Seattle, WA				14
	KOMO AM	1000 kHz	50 kW		News
	KVI AM	570 kHz	5 kW		Talk
	KPLZ -FM	101.5 MHz	100 kW		Hot Adult Contemporary

(1)	National Market Rank for Seattle, WA is based on 2007 data from the Arbitron Company.

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3,700,000 with news and entertainment radio services. KOMO (AM), KVI (AM) and KPLZ (FM) have been on the air since 1926, 1926 and 1959, respectively. Since November 2002, KOMO (AM), Seattle’s only all news format station, has been the flagship station for Seattle Mariners baseball serving 40 network affiliated radio stations in five states. KVI (AM) is the market’s Fox News and Talk radio station with a mix of local and national issue-oriented programming. KPLZ (FM) programs “Hot Adult Contemporary” music with veteran morning personalities Kent Phillips and Alan Budwill.

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

Fisher Radio Regional Group

In October 2006, we sold eighteen of our twenty-four small-market radio stations known as Fisher Radio Regional Group with stations located in Montana and Eastern Washington for $26 million. In June 2007, one additional station was granted FCC approval and the sale was completed for $3 million. The remaining five stations, located in Great Falls, Montana continue to be held for sale, and we anticipate completing the sale of these remaining stations in 2008.

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

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 GHz). Two companies, XM Satellite Radio, Inc. and Sirius Satellite Radio Inc., are currently offering programming via S-Band satellite channels. Each company offers numerous programming channels on a monthly fee basis. Some of their program channels contain commercial announcements, but they do not currently insert local commercials. Radios capable of receiving these digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to significantly compete for local advertising revenue, they compete for listenership, and may dilute the overall radio audience. XM currently provides traffic and weather reports into select local markets, including Seattle. XM also rebroadcasts the terrestrial radio broadcasts of Major League Baseball teams, including the Seattle Mariners. We own the terrestrial radio broadcast rights to the Seattle Mariners and XM Satellite Radio transmits the KOMO-AM fully produced broadcast. Such a rebroadcast may cause decreased listenership for our stations, the loss of regional sales growth opportunities and the loss of local advertisers that may not want their advertisements broadcast on a national scale.

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

Internet and Digital Television

Internet

Technology is impacting the distribution and consumption of traditional broadcast media. Developments in digital technology, the Internet, and other interactive media have fundamentally changed the competitive landscape and have created an entirely new way for consumers to experience media. In April 2006, Fisher formed the Fisher Interactive Network to bring together the digital media assets of the company. The following table sets forth selected information about our websites:

Property	Market Area	Website URL

KOMO-TV	Seattle-Tacoma, WA	www.komotv.com
KOMO AM	Seattle-Tacoma, WA	www.komoradio.com
KVI AM	Seattle-Tacoma, WA	www.570kvi.com
KPLZ-FM	Seattle-Tacoma, WA	www.star1015.com
KUNS-TV	Seattle-Tacoma, WA	www.univisionseattle.com
KATU-TV	Portland, OR	www.katu.com
KUNP-TV	Portland, OR	www.univisionportland.com
KVAL-TV	Eugene, OR	www.kval.com
KCBY-TV	Coos Bay, OR	www.kcby.com
KPIC-TV	Roseburg, OR	www.kpic.com
KIMA-TV	Yakima, WA	www.kimatv.com
KEPR-TV	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW-TV	Lewiston, ID	www.klewtv.com
KBCI-TV	Boise, ID	www.2news.tv
KIDK-TV	Idaho Falls-Pocatello, ID	www.kidk.com
Pegasus News	Dallas, TX	www.pegasusnews.com

Competition.  There is no limit to the number of websites that can be created. Individuals as well as multi-national companies can easily enter the Internet business with a limited amount of investment. Some organizations or individuals may have greater financial resources available affording them better access to content, talent, revenue and audience. Competition in the Internet industry takes place on several levels: competition for audience, competition for advertisers, competition for content and competition for staff and management. Websites are in a state of constant technological advancement and innovation and there is no limit to the number of websites one company or individual can operate. While there are few governmental restrictions on websites, changes from regulatory bodies could have a material adverse effect on the business.

Audience.  Our websites compete for audience on the basis of content, which has a direct effect on advertising rates. As a website grows in Page Impressions, unique visitors and the amount of time consumers spent on a website, the company is capable of charging a higher rate for advertising. New content and audience features are regularly created to target advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns, designed to improve the site’s overall audience share.

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

Competition.  With digital television, broadcasters are not restricted to sending one high-definition picture, but rather a standard-definition picture and multicast multiple channels of standard-definition television. Some broadcasters are planning to multicast many choices of programming during the day and reduce the number of channels in the evening in order to feed a high-definition signal for prime-time. Digital TV is going to offer more choices, and it is going to make the viewing experience more interactive. Like traditional television channels, competition in digital television will likely take place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. Our stations compete for television viewership share against traditional television stations, as well as against cable programming and alternate methods of television program distribution, such as direct broadcast satellite program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue. Other sources of competition for Fisher’s digital television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our multicast stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Audience.  Digital multicast stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. Many new multicast networks are forming and during periods of network programming, the stations are totally dependent on the performance of the network programs in attracting viewers.

Programming.  Competition for programming has yet to materialize for multicast stations. Many broadcasters are still looking to quantify the value these multicast signals may offer. However, these stations will compete against other multicast stations and traditional broadcast stations, as well as station groups, for exclusive access to programming. Cable system, IPTV and DBS operators generally do not compete with local stations for programming; however, various national cable networks acquire programs that might have otherwise been offered to local television stations.

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

The expiration date for the licenses of our television stations are as follows:

Station	Market Area	Expiration Date

KOMO TV	Seattle-Tacoma, WA	February 1, 2015
KUNS TV	Seattle-Tacoma, WA	February 1, 2015
KATU TV	Portland, OR	February 1, 2007(1)
KUNP TV	LaGrande, OR	February 1, 2015
KUNP LP	Portland, OR	February 1, 2015
KVAL TV	Eugene, OR	February 1, 2015
KCBY TV	Coos Bay, OR	February 1, 2015
KPIC TV	Roseburg, OR	February 1, 2015
KIMA TV	Yakima, WA	February 1, 2015
KEPR TV	Pasco/Richland/Kennewick, WA	February 1, 2015
KKFQ CA	Yakima, WA	February 1, 2015
KWWA CA	Ellensburg, WA	February 1, 2015
KVVK CA	Pasco/Richland/Kennewick, WA	February 1, 2015
KORX CA	Walla-Walla, WA	February 1, 2015
KLEW TV	Lewiston, ID	October 1, 2014
KBCI TV	Boise, ID	October 1, 2014
KUNB LP	Boise, ID	October 1, 2014
KIDK TV	Idaho Falls-Pocatello, ID	October 1, 2014
KPPP LP	Pocatello, ID	October 1, 2014

(1)	On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argues that the stations each failed to present adequate programming relating to state and local elections during the 2004 election campaign in their news and public affairs programming. Pursuant to FCC rules, we continue to operate KATU pending final action on the KATU license renewal application. We cannot predict when or how the FCC will address this petition or act on the KATU renewal application.

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

The FCC recently announced rules which would permit, in limited circumstances, a radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily English-language newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the “Broadcast-Newspaper Cross-Ownership Rule”). The text of that decision has not yet been released to the public. Parties who feel that the rules relaxation did not go far enough, as well as by parties who feel that no change should have been made to rules which prohibited such cross-ownership, have publicly stated their intent to seek reconsideration of, or to appeal, the FCC’s decision. We cannot predict the outcome of those appeals.

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

Joint Sales Agreements.  Some television and radio stations have entered into cooperative arrangements commonly known as joint sales agreements (“JSAs”). Typically these involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Currently, radio station JSAs involving more than 15% of the advertising of a radio station in the same market are deemed by the FCC to give the broker an attributable interest in the brokered station. We currently broker the sale for advertising time on an FM station in Seattle pursuant to a JSA. While that will result in Fisher being considered to have an attributable interest in that station, such attribution does not cause us to exceed the FCC’s local radio ownership or cross-ownership limitations. In contrast, television stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee at this time. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains unresolved.

Biennial Regulatory Reviews.  The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June, 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition for the markets measured by Arbitron, based upon geographic areas, rather than signal contours. That decision significantly modified the multiple ownership rules related to television. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Rules to permit a single party to have an attributable interest in up to three television stations in certain very large DMAs; and reduced the number of separately-owned full-power TV stations that must exist in a DMA to justify a party holding an attributable interest in two TV stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and TV stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and the FCC has undertaken a proceeding whether to establish a similar standard for television JSAs. Legislation adopted in January 2004 lowered the National Television Ownership Limits to 39% national aggregate audience reach. In June 2004, the U.S. Court of Appeals issued a decision upholding portions of the FCC decision, but concluded that the decision failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its existing stay of the effectiveness of those rules. It subsequently allowed those portions of the new rules relating to radio ownership to go into effect. The U.S. Supreme Court has declined to review the matter. The FCC announced in December, 2007, that it had decided to make certain changes to the newspaper/broadcast cross-ownership rule, but to retain its pre-June 2003, multiple ownership rules otherwise intact. The text to that decision has not yet been released to the public. Various parties have publicly stated their intent to appeal that decision. We cannot predict, whether, the decision will in fact be appealed, or the outcome of such appeal.

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

The FCC required all commercial television broadcasters to begin transmitting in DTV format by May 2002. The following table sets forth the DTV capabilities for each of our television stations.

		Analog	Digital	Currently
		Channel	Channel	Broadcasting in
Station	Market Area	Allocation	Allocation	Digital Format(1)

KOMO TV	Seattle-Tacoma, WA	4	38	Yes (HDTV)
KUNS TV	Seattle-Tacoma, WA	51	50	Yes
KATU TV	Portland, OR	2	43	Yes (HDTV)
KUNP TV	LaGrande, OR	16		No
KUNP LP	Portland, OR	47		No
KVAL TV	Eugene, OR	13	25	Yes (HDTV)
KCBY TV	Coos Bay, OR	11	21	Yes
KPIC TV	Roseburg, OR	4	19	Yes
KIMA TV	Yakima, WA	29	33	Yes (HDTV)
KEPR TV	Pasco/Richland/Kennewick, WA	19	18	Yes (HDTV)
KKFQ CA	Yakima, WA	2	32	No
KWWA CA	Ellensburg, WA	49		No
KVVK CA	Pasco/Richland/Kennewick, WA	15	34	No
KORX CA	Walla-Walla, WA	16		No
KLEW TV	Lewiston, ID	3	32	Yes (HDTV)
KBCI TV	Boise, ID	2	28	Yes (HDTV)
KUNB LP	Boise, ID	35		No
KIDK TV	Idaho Falls-Pocatello, ID	3	36	Yes
KPPP LP	Pocatello, ID	24		No

(1)	The FCC set 2002 as the deadline for initial DTV operations by all full power commercial TV stations. We met that date with respect to each of our stations. We have constructed and commenced operation of stations KOMO-DT, Seattle, KUNS-DT, Bellevue, KATU-DT, Portland, KVAL-DT, Eugene, KCBY-DT, Coos Bay, KPIC-DT, Roseburg, KEPR-DT, Pasco, KBCI-DT, Boise and KIDK-DT, Idaho Falls with digital facilities in compliance with the FCC’s rules pursuant to authorizations issued by the FCC. KIMA-DT, Yakima and KLEW-DT, Lewiston have commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. None of our low power television stations have been granted a digital companion channel. Pursuant to the FCC’s rules, we were required to have filed either a license application for digital facilities or a request for waiver of the deadline for each of our full power stations by July 7, 2006, or the station would lose interference protection in areas beyond that served on that date. We timely filed waiver requests for KIMA-DT and KLEW-DT, which requests remain pending. KUNP, La Grande was not originally granted a paired DTV channel. These three full power stations were not on the list of compliant stations due to the election of remaining on, or returning to their current analog channel for digital transmission (known as flash-cut). Congressional legislation sets a “hard” analog to digital transition date of February 17, 2009. On that date, all analog television stations must cease analog transmissions and operate only using digital technology, and all stations that were given a “paired” channel must cease operation on one channel so that the spectrum may be made available for other use.

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

Fisher Plaza

Through Fisher Media Services Company, we own and manage Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of technology and other media and communications companies as well as office and retail tenants. Fisher Plaza is designed to support the production and distribution of media content through numerous channels, including broadcast, satellite, cable, internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher occupants include data center facilities for Internap Network Services Corporation, Verizon Communications, Inc., Swedish Health Services, Princess Cruise Lines, and Adhost Internet. Fisher also provides colocation facilities for many of its tenants. Fisher Plaza was completed in the summer of 2003 and had a net book value of $116 million at December 31, 2007. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

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

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is sales of advertising. Our ability to sell advertising depends on many factors, including the following:

•	the health of the national economy, and particularly the economy of the Northwest region and Seattle, Washington and Portland, Oregon;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly network, cable television, direct satellite television and radio, and the Internet;

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders; and

•	other factors that may be beyond our control.

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

We had income from continuing operation before income taxes of $46 million in 2007; however, approximately $40 million of that income resulted from the sale of 699,700 shares of Safeco Corporation common stock. In 2006, we had income from continuing operations before income taxes of $9 million, and in 2005 we had a loss from continuing operations before income taxes of $16 million. We cannot assure you that our recent improvement in performance or our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future.

Our operating results are dependent on the success of programming aired by our television and radio stations.

Our television advertising revenues are dependent on the success of our news, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our Seattle and Portland television stations, which account for approximately seventy percent of our television broadcasting revenue, are affiliated with the ABC Television Network, nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Weak performance by ABC, a decline in performance by CBS, or a change in performance by other networks or network program suppliers, could harm our business and results of operations.

In May 2002, we acquired the radio broadcast rights for the Seattle Mariners baseball team for a term of six years, beginning with the 2003 baseball season and concluding with the 2008 season. The success of this programming is dependent on some factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team by the team’s owners. If the Seattle Mariners fail to maintain a significant fan base, the number of listeners to our radio broadcasts may decrease, which would harm our ability to generate anticipated advertising dollars.

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

As part of our business strategy, we plan to continue to evaluate opportunities to sell or acquire television and radio stations. During 2007, the Company completed the acquisition of four Spanish Language television stations for $5 million and acquired the assets of Pegasus News, Inc. (“Pegasus”) for approximately $1.5 million. On January 1, 2008, the Company finalized the purchase of two Bakersfield, California television stations for $55 million in cash. The combined purchase price of these acquisitions, totaling $61.5 million, was paid through the use of existing cash and the sale of Safeco Corporation common stock. If we make acquisitions in the future, we may need to incur more debt, sell additional shares of Safeco Corporation common stock or issue equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Further, we cannot provide assurance that we will find other attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such sales or acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be harmed. Any of these occurrences could harm our operating results and financial condition.

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

If our indebtedness produces such adverse effects, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 and our senior credit facility permits us to incur additional debt only if we meet certain financial and other covenants.

The non-renewal or modification of affiliation agreements with major television networks could harm our operating results.

Each of our television stations’ affiliation with one of the major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC into August 2009. In 2007, approximately seventy percent of our television broadcasting revenues (and nearly half of our total revenues) were derived from our ABC affiliated stations. During May 2005, we renewed our affiliation agreements with ABC Television Network, the terms of which included reduced network compensation from ABC. In January 2006, we renewed our affiliation agreements with CBS into February 2016. The terms of our agreements with CBS likewise include reduced network compensation. During November of 2006, we entered into affiliation agreements with Univision for our Spanish-language television stations for terms extending into 2011.

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

In June 2003, the FCC amended its multiple ownership rules, including, among other things, its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to three television stations in a single market, to own more than one television station in markets with fewer independently owned stations, and the rules would allow consolidated newspaper and broadcast ownership and operation in several of our markets. The new radio multiple ownership rules could limit our ability to acquire additional radio stations in existing markets that we serve. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. In December 2007, the FCC announced that it had completed its review of the multiple ownership following the court of appeals decision. It announced that it would relax certain portions of the rules relating to newspaper/broadcast cross-ownership, but otherwise retain its pre-2003 rules. The text of the decision has not yet been issued. We cannot predict whether the December 2007 decision will be appealed, or, if appealed, the outcome of such appeal.

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

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Except for KATU, discussed below, our television and radio station FCC licenses expire in 2013, 2014 and 2015. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argues that the stations each failed to present adequate programming relating to state and local elections during the 2004 election campaign in their news and public affairs programming. In conformity with FCC rules, we continue to operate KATU pending final action on the KATU license renewal application, which remains pending. We cannot predict when or how the FCC will address this petition or act on the KATU renewal application.

Action on many television license renewal applications, including those of KOMO-TV, KVAL, KIDK-TV and KBCI, had been delayed because of the pendency of complaints that network programming aired by the stations’ networks contained indecent material. In 2007 we entered into tolling agreements with the FCC whereby we agreed not to assert that the issuance of fines relating to such complaints is barred by statutes of limitation provisions in the Communications Act. This permitted the FCC to act upon these renewal applications, which were granted for the remainder of their statutory term.

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

Although most of our full power television stations currently comply with FCC rules requiring such stations to broadcast digital signals, our Yakima and Lewiston stations are operating pursuant to special authorizations issued by the FCC to utilize a lower antenna height for KLEW and lower operating power for KIMA. In addition, KUNP is not broadcasting in digital because it was not granted a digital channel by the FCC. The FCC issued a further decision in January 2008 listing full power television stations which have fully met their digital transition obligations, and requiring all other stations to build out the facilities specified in the FCC’s digital table of allotment by February 17, 2009, or face the possible loss of interference protection for those areas which are not served by their digital facility. All stations were required to report to the FCC on their digital transition plans by February 18, 2008. Three of our full power stations were not on the list of compliant stations due to the election of remaining on, or returning to their current analog channel for digital transmission (known as flash-cut). The Company will initiate additional capital expenditures to bring its non-compliant stations into compliance with the digital table of allotments. These additional digital broadcasting investments by some of our stations could result in less cash being available to fund other aspects of our business. The FCC has adopted a multi-step channel election and repacking process through which broadcast licenses and permittees will select their ultimate DTV channel. The process is currently underway, and we have been granted permanent digital channels for each of our stations except KUNP, for which our channel request remains pending. We are unable to predict at this time whether our channel request for KUNP will be granted or which DTV channel we will be able to obtain through this process.

We may lose audience share and advertising revenue if we are unable to reach agreement with cable and satellite companies regarding the retransmission of signals of our television stations.

By October 1, 2005, each of our television stations sent notices to cable systems in their market electing must-carry or retransmission consent status for the period from January 1, 2006 through December 31, 2008. Stations electing must-carry may require carriage of their signal on certain channels on cable systems within their market, whereas cable companies are prohibited from carrying the signals of stations electing retransmission consent unless an agreement between the station and the cable provider has been negotiated. We have elected must-carry for some stations in certain markets for the election period ending December 31, 2008. We have elected retransmission consent status with respect to a number of key cable systems. We will make new elections as to must-carry or retransmission status by October 1, 2008 and for those cable systems as to which we elect retransmission consent, will enter into a new round of negotiations covering the period from January 1, 2009, to December 31, 2012. Failure to reach timely agreement with the relevant cable operators may harm our business. There is no assurance that we will be able to agree on terms acceptable to us, which could lead to loss of cable earnings.

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

In December 2007, the Company sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. We own approximately 2.3 million shares of the common stock of Safeco Corporation, which, at December 31, 2007, represented 26% of our assets and approximately 36% of our stockholders’ equity (the appreciation in Safeco stock is presented, after estimated taxes, as “unrealized gain on marketable securities” within stockholders’ equity). Our investment in Safeco Corporation provided $4.2 million in dividend income in 2007, $3.3 million in dividend income in 2006, and $2.8 million in 2005. If Safeco Corporation reduces its periodic dividends, it will negatively affect our cash flow and earnings.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to audit and provide a separate opinion on their evaluation of our internal controls over financial reporting. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our independent registered public accountants discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with Section 404 of the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Our operations may be adversely affected by earthquakes and other natural catastrophes in the Northwest or California.

Our corporate headquarters and the majority of our operations are located in the Northwest. The Northwest and California have from time to time experienced earthquakes. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Our broadcasting towers may also be affected by other natural catastrophes, such as forest fires. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or other natural catastrophes.

A write-down of goodwill or intangible assets would harm our operating results.

Approximately $80 million, or 16% of our total assets as of December 31, 2007, consists of goodwill and intangible assets (primarily FCC licenses). Goodwill and intangible assets are tested at the reporting unit level annually or whenever events or circumstances occur indicating that goodwill or intangible assets might be impaired. If impairment is indicated as a result of future evaluations, we would record an impairment charge in accordance with accounting rules.

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

Our television stations operate from offices and studios owned by our Fisher Broadcasting subsidiary, other than KOMO TV, which operates from offices and studios in Fisher Plaza. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. Our Spanish-language television stations are being broadcast out of our Vashon Island, Washington satellite uplink facility. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the LLC from one of the participants under the terms of a 30-year lease with two options to extend the term for an additional five years. KBCI Television in Boise, Idaho is a participant with four other broadcast companies in the Deer Point Tower Venture LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The lease agreement is for a period of 15 years, expiring in December 2016. Radio studios, except for the Seattle stations, are generally located in leased space. Our corporate offices and the offices and studios of KOMO TV and the Seattle radio stations are located in Fisher Plaza, which is owned by Fisher Media Services Company. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

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

No matters were submitted to a vote of securities holders in the fourth quarter of 2007.

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

	Quarterly Common Stock Price Ranges
	2007		2006
Quarter	High	Low	High	Low

1st	$48.60	$41.32	$44.75	$41.43
2nd	51.90	47.16	44.94	41.51
3rd	51.99	44.77	44.36	38.89
4th	50.94	35.10	45.73	39.91

The Company estimates that at March 1, 2008, there were approximately 1,800 holders of the Company’s common stock, as estimated by the number of record holders, including holders represented by brokers and other institutions.

Dividends

No cash dividends were declared by the Company in 2007 or 2006, and we cannot know whether payment of dividends will resume in the future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fisher Communications under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher Communications’ common stock relative to the cumulative total returns of the S & P 500 index, and a customized peer group of nineteen companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Fisher Communications, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Fisher Communications, Inc.	100.00	95.81	92.72	78.58	83.86	72.00
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	121.65	91.22	82.63	86.34	79.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1) There are nineteen companies included in the customized peer group which are: Acme Communication Inc., Beasley Broadcast Group Inc., Belo Corp., Clear Channel Communications Inc., Cox Radio Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., Hearst-Argyle Television Inc., Ion Media Networks Inc., LIN TV Corp., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sinclair Broadcast Group Inc., Westwood One Inc. and Young Broadcasting Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company are derived from the Company’s historical financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per-share amounts)

Revenue	$160,424	$154,699	$137,086	$141,731	$127,083

Income (loss)
From continuing operations	$30,207	$6,256	$(6,131)	$(13,039)	$(15,834)
From discontinued operations	1,667	10,580	1,059	1,086	24,062

Net income (loss)	$31,874	$16,836	$(5,072)	$(11,953)	$8,228

Per share data
Income (loss) per share — basic
From continuing operations	$3.46	$0.72	$(0.70)	$(1.51)	$(1.84)
From discontinued operations	0.19	1.21	0.12	0.12	2.80

Net income (loss)	$3.65	$1.93	$(0.58)	$(1.39)	$0.96

Income (loss) per share assuming dilution
From continuing operations	$3.46	$0.72	$(0.70)	$(1.51)	$(1.84)
From discontinued operations	0.19	1.21	0.12	0.12	2.80

Net income (loss)	$3.65	$1.93	$(0.58)	$(1.39)	$0.96

	December 31,
	2007	2006	2005	2004	2003

Working capital(1)	$18,048	$30,373	$35,562	$33,181	$23,219
Total assets(1)	485,934	497,577	440,393	435,872	396,685
Total debt(1)	150,000	150,000	150,000	150,053	128,857
Stockholders’ equity	233,397	239,565	209,621	202,453	187,804

(1)	Includes discontinued operations and held for sale assets.

Income from continuing operations in 2007 includes a $40.4 million pre-tax gain resulting from the sale of 699,700 shares of Safeco Corporation common stock.

Certain amounts in the 2006 Consolidated Balance Sheet have been reclassified to conform to the 2007 presentation. See Note 1 to the Consolidated Financial Statements regarding the Company’s reclassifications impacting the Consolidated Balance Sheet.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2005 through 2007.

Overview

We are an integrated media company. We own and operate thirteen full power (including a 50%-owned television station) and eight low power network-affiliated television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho, California and Montana. We also own and operate Fisher Plaza, a mixed-use facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies. We also own approximately 2.3 million shares of common stock of Safeco Corporation, a publicly traded insurance company.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately seventy percent of our television broadcasting revenue, are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, and the remainder of our television stations are affiliated with Univision or Telefutura, a division of Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In August 2007, we signed an agreement to purchase two television stations in the Bakersfield, California Designated Market Area (“DMA”) and on January 1, 2008 we completed the purchase of the stations for $55 million in cash. As of December 31, 2007 a deposit of $2.75 million was held in escrow on this transaction, while $52.4 million was segregated and designated for financing the purchase.

In December 2007, we sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million. The net proceeds from the sale were utilized to fund the above-described acquisition of the two television stations in Bakersfield, California.

In July 2007, we entered into an agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a local news service, specializing in providing personalized online local news, information and advertising.

In July 2006, we entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. In February 2007, we exercised our option to purchase these television stations for $5.0 million, and in April 2007, we finalized the purchase of the stations.

In November 2006, we finalized the purchase of two Oregon television stations (KUNP and KUNP LP) for $19.3 million. A second amendment to that purchase agreement in September 2006 included a one-year option to purchase one to three additional television stations in the Northwest. In July 2007 this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option. In October 2007, the option was amended to, among other things, increase the number of stations under option to five and extend the term of the option.

In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed in June 2007, for $3.0 million. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be actively marketed and held for sale, and we anticipate completing the sale of these remaining stations in 2008. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.

In September 2006, we completed a stock purchase of African-American Broadcasting of Bellevue, Inc. (“AABB”), with its owner Christopher J. Racine. Under this agreement, we acquired 100 percent equity interest in AABB for $16.0 million.

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

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of December 31, 2007, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), compared to 93% occupied or committed for occupancy at December 31, 2006. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

We have $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year.

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

Goodwill and indefinite-lived intangible assets.  Goodwill represents the excess of purchase price of certain media properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis.

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

Pensions.  We maintain a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally we have acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. We are the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is recognized over the participants’ average expected future lifetime.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.88% at December 31, 2007, and 5.80% at December 31, 2006. The rate of increase in future compensation was no longer applicable at December 31, 2007 or 2006 (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by the Company may also affect future plan costs.

Income taxes.  Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments. Valuation allowances are established when we determine that there exists significant uncertainty that we will realize our deferred tax assets.

Effective January 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Accordingly, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

Variable Interest Entities  We may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, we make specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, we continue to operate the station under the agreement until the termination of such agreement. As a result of these agreements, we may determine that the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and that we are the primary beneficiary of the variable interest. This typically occurs if we also have an agreement to acquire a station and the conditions to close are considered to be perfunctory. We also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which we own and operate a station.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.

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

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 19 network-affiliated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended		2007 - 2006		Year Ended	2006 - 2005
	December 31,		Variance		December 31,	Variance
	2007	2006	$	%	2005	$	%
	(Dollars in thousands)

Revenue
Television	$110,817	$107,457	$3,360	3.1%	$93,083	$14,374	15.4%
Radio	38,434	37,615	819	2.2%	36,101	1,514	4.2%
Fisher Plaza	11,326	9,406	1,920	20.4%	8,061	1,345	16.7%
Corporate and eliminations	(153)	221	(374)		(159)	380

Consolidated	160,424	154,699	5,725	3.7%	137,086	17,613	12.8%
Direct operating costs
Television	40,995	38,149	2,846	7.5%	36,334	1,815	5.0%
Radio	9,861	9,746	115	1.2%	10,498	(752)	(7.2)%
Fisher Plaza	3,443	3,242	201	6.2%	2,751	491	17.8%
Corporate and eliminations	1,875	1,656	219	13.2%	1,562	94	6.0%

Consolidated	56,174	52,793	3,381	6.4%	51,145	1,648	3.2%
Selling, general and administrative expenses
Television	35,382	31,255	4,127	13.2%	34,173	(2,918)	(8.5)%
Radio	16,518	15,442	1,076	7.0%	14,765	677	4.6%
Fisher Plaza	512	508	4	0.8%	1,128	(620)	(55.0)%
Corporate and eliminations	7,868	6,770	1,098	16.2%	8,647	(1,877)	(21.7%)

Consolidated	60,280	53,975	6,305	11.7%	58,713	(4,738)	(8.1)%
Amortization of program rights
Television	8,186	8,396	(210)	(2.5)%	9,959	(1,563)	(15.7)%
Radio	10,500	10,250	250	2.4%	10,000	250	2.5%

Consolidated	18,686	18,646	40	0.2%	19,959	(1,313)	(6.6)%
Depreciation and amortization
Television	7,024	6,016	1,008	16.8%	7,940	(1,924)	(24.2)%
Radio	937	888	49	5.5%	1,106	(218)	(19.7)%
Fisher Plaza	3,305	3,116	189	6.1%	3,544	(428)	(12.1)%
Corporate and eliminations	286	257	29	11.3%	245	12	4.9%

Consolidated	11,552	10,277	1,275	12.4%	12,835	(2,558)	(19.9)%
Income (loss) from operations
Television	19,230	23,641	(4,411)		4,677	18,964
Radio	618	1,289	(671)		(268)	1,557
Fisher Plaza	4,066	2,540	1,526		638	1,902
Corporate and eliminations	(10,182)	(8,462)	(1,720)		(10,613)	2,151

Consolidated	13,732	19,008	(5,276)		(5,566)	24,574
Other income, net	45,688	3,881	41,807		3,629	252
Interest expense, net	(13,671)	(13,956)	285		(13,726)	(230)

Income (loss) from continuing operations before income taxes	45,749	8,933	36,816		(15,663)	24,596
Provision (benefit) for federal and state income taxes	15,542	2,677	12,865		(9,532)	12,209

Income (loss) from continuing operations	30,207	6,256	23,951		(6,131)	12,387
Income from discontinued operations, net of income taxes	1,667	10,580	(8,913)		1,059	9,521

Net Income (loss)	$31,874	$16,836	$15,038		$(5,072)	$21,908

Comparison of Fiscal Years Ended December 31, 2007, December 31, 2006, and December 31, 2005

Revenue

Television revenue increased in 2007, as compared to 2006, primarily due to the acquisition of Spanish-language television stations late in 2006. These recently-purchased stations contributed $3.3 million in additional television revenue for the year ended December 31, 2007. In addition, revenues from our growing Internet business (which is included in our television segment) have increased. Revenues from our ABC-affiliated stations decreased 2.1% for the year ended December 31, 2007, as compared to 2006, due primarily to lower political advertising, partially offset by increases in non-political national and local revenue. Revenues from our CBS-affiliated stations increased 1.6% over the same period, due primarily to increased non-political local and national revenue.

In May 2005, we signed agreements with ABC to renew the network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation and we are recognizing network compensation revenue on a straight-line basis over the term of the agreements. Television network compensation revenue was approximately $1.0 million in both 2007 and 2006, while decreasing approximately $1.0 million in 2006, as compared to 2005. In November 2006, we entered into affiliation agreements with Univision for our Spanish-language television stations for terms extending into 2011.

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

Radio revenue increased in 2007, as compared to 2006, primarily as a result of increases in non-political national revenue. Excluding revenue specifically attributable to our agreement to broadcast Mariners baseball games, radio revenue increased 6.0% for the year ended December 31, 2007, as compared to 2006. We attribute this increase to improved ratings and a growth in national market share. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.

Radio revenue increased in 2006, as compared to 2005, primarily as a result of increased local revenue. We attribute the increase to improved ratings and a more aggressive sales strategy.

Fisher Plaza first opened in May of 2000, and the second phase of the project was open for occupancy in the summer of 2003. Occupancy levels have increased at Fisher Plaza over the past three years, and recurring third-party rental and service revenues have also increased. Fisher Plaza occupancy was at 97% as of December 31, 2007, compared to 93% as of December 31, 2006, and 91% as of December 31, 2005.

The revenue increase at Fisher Plaza in 2007 as compared to 2006 and 2006 increase as compared to 2005 is due primarily to increased rental and service fees, as well as increased electrical infrastructure fees, parking garage fees and tenant reimbursements.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The increase in direct operating costs for the television segment for the year ended December 31, 2007 compared to 2006 is primarily the result of costs associated with operating our new Spanish-language television stations, as well as increased promotion expenses. In addition, expenses have risen as we have invested in our television news product and incurred news costs associated with our growing Internet business.

Direct operating costs in the television segment increased during 2006 as compared to 2005, primarily as a result of investments in our news product at certain stations and start up costs related to our Spanish-language operations.

Increased direct operating costs at our radio segment for the year ended December 31, 2007 compared to 2006 was primarily attributable to increased labor costs. The decrease in direct operating costs at our radio segment in 2006 as compared to 2005 was a result of decreased labor expense and a concerted effort to reduce overall expense. Expenses fluctuate seasonally consistent with the effect of the Seattle Mariners programming.

The increase in direct operating costs at Fisher Plaza in 2007 as compared to 2006 is primarily attributable to increased property tax and utilities expense. The increase in direct operating costs in 2006 as compared to 2005 was primarily attributable to higher third-party tenant occupancy, for which expense reimbursements are classified as revenue under applicable accounting rules.

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

Selling, general and administrative expenses

The increase in selling, general and administrative expenses in the television segment for the year ended December 31, 2007 compared to 2006 is due primarily to the addition of the Spanish-language stations, as well as an increase in commissions, market research and development expenses and selling costs associated with our growing Internet business.

The decrease in selling, general and administrative expenses in the television segment in 2006 as compared to 2005 were due primarily to a $4.3 million non-cash charge resulting from our December 2005 decision to change our national advertising representation firm for our television stations. This decrease was partially offset by increases in compensation costs and consulting fees in 2006.

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

The increase in selling, general and administrative expenses in the radio segment for the year ended December 31, 2007 compared to 2006 was due primarily to increases in Mariners merchandising expense and commissions. The increase in selling, general and administrative expenses in the radio segment in 2006 as compared to 2005 was due primarily to increased commission expense as a result of increased local revenue, partially offset by reduced administrative costs.

Selling, general and administrative expenses at Fisher Plaza in 2007 were essentially even with those of 2006. Reduced marketing costs were offset by an increase in professional services fees. Decreased selling, general and administrative expenses at Fisher Plaza in 2006 as compared to 2005 were due primarily to reduced marketing efforts and headcount levels as the property was becoming substantially occupied and administrative functions were centralized to corporate in mid 2005. As of December 31, 2007, approximately 97% of Fisher Plaza was occupied or committed for occupancy (93% at December 31, 2006 and 91% at December 31, 2005) and, consequently, broad-based selling and marketing initiatives have been reduced.

The corporate group incurred higher selling, general and administrative expenses for the year ended December 31, 2007 compared to 2006, due primarily to higher legal and professional services fees, compensation and payroll-related expenses and stock-based compensation, partially offset by reductions in severance and recruiting costs.

The corporate group incurred lower selling, general and administrative expenses in 2006 as compared to 2005 due primarily to reduced pension-related expense, decreased Sarbanes-Oxley related audit fees, and decreased severance-related expenses. In 2005, severance-related expense totaling approximately $1.4 million was recognized for the Company’s former chief executive officer and other executive-level restructuring. During 2006, approximately $300,000 of severance-related expense was recognized for an executive officer. As 2006 was the third year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, related expenses were significantly reduced from prior year levels. Lower pension-related costs were recognized during 2006 due to the curtailment of a supplemental employee retirement plan in the second quarter of 2005.

Amortization of program rights

Amortization of program rights for the television segment decreased slightly in 2007 as compared to 2006. Amortization of program rights declined in 2006 as compared to 2005, primarily due to increased syndicated programming costs in 2005 for a television program that was cancelled in late 2005; 2006 replacement programming was at a lower cost.

Amortization of program rights for the radio segment are related the agreement to broadcast Seattle Mariners baseball games, which increased slightly in 2007, as compared to 2006 and in 2006, as compared to 2005.

Depreciation and amortization

Depreciation for all segments increased in 2007 as compared to 2006, due primarily to significant television broadcast and Plaza asset additions in late 2006. Depreciation for the television, radio and Plaza segments declined in 2006 as compared to 2005, primarily as a result of certain assets becoming fully depreciated.

Other income, net

Other income, net, includes gain on sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The significant increase in 2007 as compared to 2006 is due primarily to the December 2007 sale of 699,700 shares of Safeco Corporation common stock, resulting in a pre-tax gain of $40.4 million. In addition, a portion of the increase was due to an increase in the dividend rate on our investment in Safeco shares.

The increase in 2006 as compared to 2005 was due primarily to an increase in the dividend rate on our investment in Safeco shares.

Interest expense, net

Interest expense consists primarily of interest on our $150.0 million senior notes, amortization of loan fees, and interest on borrowings under our $20.0 million senior credit facility.

The decrease in interest expense in 2007 as compared to 2006, as well as the increase in 2006 as compared to 2005, is due primarily to interest expense recognized related to uncertain tax positions and borrowings on our $20 million senior credit facility in 2006. This borrowing facilitated the purchase of three television stations in Oregon and Washington during 2006.

Provision (benefit) for federal and state income taxes

The provision for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in provision and benefit for federal and state income taxes were primarily due to fluctuating income and loss from continuing operations before income taxes. In addition, the 2005 benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005. The effective tax rate varies from the statutory rate primarily due to the 2005 deduction for worthless stock, deduction for dividends received from our investment in Safeco Corporation common stock (70% exclusion rate), and changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity). In addition, the Company recognized additional federal income tax expense of $448,000 and $388,000 as a result of IRS examinations of prior year tax returns in 2007 and 2006, respectively. Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes (see Note 12 to the Consolidated Financial Statements).

Income from discontinued operations, net of income taxes

The income from discontinued operations is related to our small-market radio stations sold or held for sale, and is presented net of income taxes. In June 2007, we closed the sale of one of these stations and recognized a gain on sale of $1.5 million, net of tax. In October 2006, we closed the sale of 18 of these stations and recognized a gain on sale of $10.0 million, net of tax. The remaining five stations are classified as held for sale as of December 31, 2007 (see Note 2 to the Consolidated Financial Statements).

Liquidity and Capital Resources

We have $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Additionally, we have a senior credit facility, expiring 2010, with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property and our investment in shares of Safeco Corporation common stock). No amounts were outstanding under this credit facility as of December 31, 2007.

Our current assets at December 31, 2007 included cash and cash equivalents totaling $6.5 million, and we had working capital of $18.0 million. As of December 31, 2006, our current assets included cash and cash equivalents and restricted cash totaling $16.0 million, and we had working capital of $30.4 million. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of December 31, 2007, $20.0 million was available under the credit facility.

In August 2007, we signed an agreement to purchase two television stations in the Bakersfield, California DMA and on January 1, 2008 we completed the purchase of the stations for $55 million in cash. As of December 31, 2007 a deposit of $2.75 million was held in escrow on this transaction, while $52.4 million was segregated and designated for financing the purchase.

In December 2007, we sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million. The net proceeds from the sale were utilized to fund the January 2008 acquisition of the two television stations in Bakersfield, California.

In July 2007, we entered into an agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a local news service, specializing in providing personalized online local news, information and advertising.

In July 2006, we entered into a LMA with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, we entered into an option agreement with WatchTV to acquire the stations. In February 2007, we exercised our option to purchase these television stations for $5.0 million, and in April 2007, we finalized the purchase of the stations.

In November 2006, we finalized the purchase of two Oregon television stations for $19.3 million. A second amendment to that purchase agreement in September 2006 included a one-year option to purchase one to three additional television stations in the Northwest. In July 2007 this option was amended to, among other things, change the number of stations under option to two and change the expiration date of the option. In October 2007, the option was amended to, among other things, increase the number of stations under option to five and extend the term of the option.

In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be actively marketed and held for sale, and we anticipate completing the sale of these remaining stations in 2008. The small-market radio stations are treated as discontinued operations in the accompanying financial statements.

In September 2006, we completed the purchase of all of the outstanding equity of AABB for $16.0 million.

Net cash provided by operating activities during 2007 was $17.2 million, compared to $24.7 million in 2006 and $5.6 million in 2005. Net cash provided by operating activities consists of our net income (loss), adjusted by non-cash expenses such as depreciation and amortization and stock-based compensation, further adjusted by gain on sale of marketable securities (for the 2007 period) and gain on sale of radio stations (for the 2007 and 2006 periods), changes in deferred income tax and changes in operating assets and liabilities.

Net cash used in investing activities during 2007 was $18.1 million, compared to $37.4 million in 2006 and $5.3 million in 2005. During 2007, cash flows related to investing activities consisted primarily of a $43.9 million increase in restricted cash, $9.3 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, $2.75 million paid as a deposit on the purchase of television stations, $1.5 million paid for the purchase of an online news service and $924,000 paid for purchases of marketable securities, partially offset by proceeds of $41.0 million from the sale of marketable securities, $2.9 million from the sale of a radio station and $1.25 million in proceeds from the sale of property, plant and equipment. Net cash used in investing activities during 2006 included $23.2 million in proceeds from the sale of 18 small market radio stations, less an $8.5 million increase in restricted cash that was set aside from this transaction for further purchases of television stations under a like-kind tax exchange. In addition, investing activities included $16.1 million paid as an investment in AABB, $1.1 million paid for options to purchase additional television stations, $19.6 million paid for the purchase of the Oregon television stations from EBC, and $15.4 million used to purchase property, plant and equipment. Net cash used in investing activities during 2005 consisted primarily of $7.5 million to purchase property, plant and equipment, partially offset by the collection of two notes receivable totaling $1.6 million related to prior year asset sales. Broadcasting is a capital-intensive business; however, except for the January 2008 acquisition of two Bakersfield, California television stations as discussed above, we have no significant commitments for the purchase of capital items.

Net cash used in financing activities during 2007 was $6,000. Net cash provided by financing activities in 2006 was $569,000, consisting primarily of proceeds from exercise of stock options. Net cash provided by financing activities in 2005 was $3.3 million, comprised primarily of $3.4 million in proceeds from the exercise of stock options

We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing (see Note 9 of the Consolidated Financial Statements). The Company was in compliance with all debt covenant requirements at December 31, 2007 and 2006.

As of December 31, 2007, the following table presents our contractual obligations:

	Debt	Interest	Broadcast	Other	Lease
12 Months Ending December 31	Maturities	Payments	Rights	Obligations	Obligations	Total

2008	$	$12,938	$17,513	$4,435	$1,917	$36,803
2009		12,938	8,625	1,920	1,760	25,243
2010		12,938	8,567	1,920	1,710	25,135
2011		12,938	7,050	960	1,642	22,590
2012		12,938	3,479		1,649	18,066
Thereafter	150,000	25,873			3,621	179,494

	$150,000	$90,563	$45,234	$9,235	$12,299	$307,331

Commitments for broadcasting rights consist of $4.9 million recorded in the Consolidated Balance Sheet as television and radio broadcast rights payable as of December 31, 2007 and $40.3 million for future rights to broadcast television and radio programs. Other obligations consist of $2.4 million in related fees primarily associated with our contract to broadcast Seattle Mariners baseball games and $6.8 million for commitments under joint sales agreements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption. See also discussion of the interpretation of this pronouncement below.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. We have not yet determined the impact, if any, FAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of January 1, 2009 for the Company). We have not yet determined the impact, if any, that FAS 160 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

As a result of our 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of December 31, 2007, is at a fixed rate. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at December 31, 2007 was approximately $153.0 million, which was approximately $3.0 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2007, amounted to approximately $6.6 million. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

As of December 31, 2006, our fixed-rate debt totaled $150.0 million. The estimated fair value of our long-term debt at December 31, 2006 was approximately $158.7 million, which was approximately $8.7 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2006, amounted to approximately $7.0 million.

Marketable Securities Exposure

The fair value of our investments in marketable securities as of December 31, 2007 was $129.2 million. Marketable securities consist primarily of 2.3 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of December 31, 2007, these shares represented 2.6% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $12.9 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that, as of December 31, 2007, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no changes in internal control over financial reporting during the fourth fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2007, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 30, 2008, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 30, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the discussion below, the information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 30, 2008, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

We maintain two equity incentive compensation plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communication Incentive Plan of 2001

(the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to stock options, restricted stock rights and performance stock rights through 2002. As of December 31, 2007 options and rights for 134,473 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to stock awards, stock options, restricted stock rights and performance stock rights through 2008. As of December 31, 2007, awards, options and rights for 281,125 shares had been issued, net of forfeitures. The Plans were approved by shareholders and no non-Plan awards are outstanding (see Note 11 to the Consolidated Financial Statements for further information).

The number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights, and the number of securities remaining for future issuance under the Plans are summarized as follows:

Number of Securities to be Issued	Weighted Average Exercise	Number of Securities
Upon Exercise of Outstanding	Price of Outstanding	Remaining Available
Options and Rights	Options and Rights	for Future Issuance

216,625	$45.61	318,875

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 30, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 30, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006, and 2005

•	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

•	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The company changed the manner in which it accounts for share-based compensation in 2006, as discussed in Note 11 to the consolidated financial statements.

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

/s/  PricewaterhouseCoopers LLP
Seattle, Washington
March 14, 2008

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	(In thousands, except per-share
	amounts)

Revenue	$160,424	$154,699	$137,086

Costs and expenses
Direct operating costs (exclusive of annual depreciation and amortization of $9,549, $8,488 and $10,749, respectively, and amortization of program rights of $18,686, $18,646 and $19,959, respectively, reported separately below)	56,174	52,793	51,145
Selling, general and administrative expenses	60,280	53,975	58,713
Amortization of program rights	18,686	18,646	19,959
Depreciation and amortization	11,552	10,277	12,835

	146,692	135,691	142,652

Income (loss) from operations	13,732	19,008	(5,566)
Other income, net	45,688	3,881	3,629
Interest expense, net	(13,671)	(13,956)	(13,726)

Income (loss) from continuing operations before income taxes	45,749	8,933	(15,663)
Provision (benefit) for federal and state income taxes	15,542	2,677	(9,532)

Income (loss) from continuing operations	30,207	6,256	(6,131)
Income from discontinued operations, net of income taxes	1,667	10,580	1,059

Net income (loss)	$31,874	$16,836	$(5,072)

Income (loss) per share:
From continuing operations	$3.46	$0.72	$(0.70)
From discontinued operations	0.19	1.21	0.12

Net income (loss) per share	$3.65	$1.93	$(0.58)

Income (loss) per share assuming dilution:
From continuing operations	$3.46	$0.72	$(0.70)
From discontinued operations	0.19	1.21	0.12

Net income (loss) per share assuming dilution	$3.65	$1.93	$(0.58)

Weighted average shares outstanding	8,723	8,713	8,678
Weighted average shares outstanding assuming dilution	8,728	8,716	8,678

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2007	2006
	(In thousands, except share and per-share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$6,510	$7,477
Restricted cash		8,473
Receivables, net	30,498	30,131
Deferred income taxes	785	690
Prepaid expenses and other assets	3,855	3,592
Television and radio broadcast rights	5,934	6,676
Assets held for sale	37	19

Total current assets	47,619	57,058
Restricted cash	52,365
Marketable securities, at market value	129,223	188,307
Cash value of life insurance and retirement deposits	16,809	15,959
Television and radio broadcast rights	7	1,041
Goodwill	37,361	32,714
Intangible assets	42,782	41,142
Investment in equity investee	2,635	2,789
Deferred financing fees and other assets	9,072	7,748
Assets held for sale	2,053	2,612
Property, plant and equipment, net	146,008	148,207

Total Assets	$485,934	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$3,737	$4,600
Accrued payroll and related benefits	7,614	7,008
Interest payable	3,773	3,809
Television and radio broadcast rights payable	4,940	5,667
Income taxes payable	3,959	486
Current portion of accrued retirement benefits	1,230	1,200
Other current liabilities	4,218	3,626
Liabilities of businesses held for sale	100	289

Total current liabilities	29,571	26,685
Long-term debt	150,000	150,000
Accrued retirement benefits	18,552	18,386
Deferred income taxes	45,274	54,414
Other liabilities	9,140	8,527
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,725,516 in 2007 and 8,720,091 in 2006	10,907	10,900
Capital in excess of par	10,220	9,454
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	82,818	121,441
Accumulated loss	(1,958)	(1,735)
Prior service cost	(181)	(212)
Retained earnings	131,591	99,717

Total Stockholders’ Equity	233,397	239,565

Total Liabilities and Stockholders’ Equity	$485,934	$497,577

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess	Deferred	Comprehensive	Retained	Total
	Shares	Amount	of Par	Compensation	Income	Earnings	Equity
	(In thousands except share amounts)

Balance December 31, 2004	8,618,781	$10,773	$4,535	$—	$99,192	$87,953	$202,453
Net loss						(5,072)	(5,072)
Other comprehensive income					8,236		8,236
Issuance of common stock rights			188	(188)			—
Amortization of deferred compensation				29			29
Compensation expense for accelerated option vesting			340				340
Issuance of common stock under rights and options, and related tax benefit	86,260	108	3,527				3,635

Balance December 31, 2005	8,705,041	10,881	8,590	(159)	107,428	82,881	209,621
Net loss						16,836	16,836
Other comprehensive income					12,066		12,066
Elimination of deferred stock-based compensation upon adoption of SFAS 123R			(159)	159			—
Stock-based compensation			473				473
Issuance of common stock under rights and options, and related tax benefit	15,050	19	550				569

Balance December 31, 2006	8,720,091	10,900	9,454	—	119,494	99,717	239,565
Net income						31,874	31,874
Other comprehensive loss					(38,815)		(38,815)
Stock-based compensation			733				733
Issuance of common stock under awards, rights and options, and related tax benefit	5,425	7	33				40

Balance December 31, 2007	8,725,516	$10,907	$10,220	$—	$80,679	$131,591	$233,397

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income (loss)	$31,874	$16,836	$(5,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,552	10,385	13,085
Deferred income taxes	10,760	2,636	(8,991)
Equity in operations of equity investees	4	(30)	(46)
Amortization of deferred financing fees	633	633	646
Amortization of program rights	18,686	18,646	19,959
Payments for television and radio broadcast rights	(17,645)	(17,633)	(18,953)
Gain on sale of radio stations	(1,491)	(9,971)
Gain on sale of marketable securities	(40,421)
Dividends from equity investee	150		112
Stock-based compensation	733	473
Other	(21)	224	229
Change in operating assets and liabilities
Receivables	(356)	(1,964)	(573)
Prepaid expenses and other assets	(281)	201	(642)
Cash value of life insurance and retirement deposits	(850)	(656)	(332)
Other assets	693	(440)	(260)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	57	1,012	(781)
Income taxes receivable and payable	3,473	1,472	2,369
Accrued retirement benefits	196	(618)	677
Other liabilities	(583)	3,527	4,146

Net cash provided by operating activities	17,163	24,733	5,573

Cash flows from investing activities
Proceeds from collection of notes receivable			1,585
Purchase of marketable securities	(924)
Proceeds from sale of marketable securities	41,009		247
Restricted cash	(43,892)	(8,473)
Proceeds from sale of radio stations	2,869	23,238
Payment for options to purchase television stations		(1,100)
Deposits paid for purchase of television stations	(2,750)
Purchase of television stations	(4,931)	(35,681)
Purchase of online news service	(1,482)
Proceeds from sale of commercial property and property, plant and equipment	1,250		418
Purchase of property, plant and equipment	(9,273)	(15,431)	(7,523)

Net cash used in investing activities	(18,124)	(37,447)	(5,273)

Cash flows from financing activities
Net payments under notes payable			(53)
Borrowings under borrowing agreements	6,000	15,000
Payments on borrowing agreements	(6,000)	(15,000)
Payment of deferred financing fees			(87)
Payment of capital lease obligation	(45)
Proceeds from exercise of stock options	39	546	3,437
Excess tax benefit from exercise of stock options		23

Net cash provided by (used in) financing activities	(6)	569	3,297

Net increase (decrease) in cash and cash equivalents	(967)	(12,145)	3,597
Cash and cash equivalents, beginning of period	7,477	19,622	16,025

Cash and cash equivalents, end of period	$6,510	$7,477	$19,622

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Net income (loss)	$31,874	$16,836	$(5,072)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(18,998)	18,217	12,779
Effect of income taxes	6,649	(6,377)	(4,473)
Accumulated loss	(343)	673	56
Effect of income taxes	120	(235)	(20)
Prior service cost	48	(326)
Effect of income taxes	(17)	114
Reclassification adjustment for gains included in net income (loss)	(40,421)		(163)
Effect of income taxes	14,147		57

Other comprehensive Income (loss)	(38,815)	12,066	8,236

Comprehensive income (loss)	$(6,941)	$28,902	$3,164

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the Company) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a mixed-use facility that houses a variety of office, retail, technology and other media and communications companies. The Company conducts its business primarily in Washington, Oregon, Idaho, California and Montana. A summary of significant accounting policies is as follows:

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

Television and radio broadcast licenses The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses. The cost of certain acquired indefinite-lived television licenses is included in Intangible Assets in the Consolidated Balance Sheets.

Revenue recognition Television and radio revenue is recognized when the advertisement is broadcast. The Company may barter unsold advertising time for products or services; barter transactions are reported at the estimated fair value of the product or service received. Barter revenue is reported when commercials are broadcast, and expense for goods or services received are reported when received or used. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease, while revenue from related service fees is recognized when the services are delivered.

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

Restricted cash Restricted cash at December 31, 2007 consists of segregated funds designated for financing the close of the Company’s purchase of two television stations in Bakersfield, California. These funds were utilized to finance the acquisition of the stations in January 2008. Restricted cash at December 31, 2006 generally consists of funds held by a Qualified Intermediary, pending completion of a tax deferred exchange in accordance with Internal

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Code Section 1031. The Company utilized a portion of the 2006 funds to finance a qualifying tax deferred exchange in 2007, subject to applicable IRS rules and regulations, with the balance of the funds released to the Company.

Marketable securities Marketable securities at December 31, 2007 and 2006 consist primarily of shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of December 31, 2007 and 2006, these shares represented 2.6% and 2.9%, respectively of the outstanding common stock of Safeco Corporation. The Company has classified its investments as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related income tax effect. Dividends received of $4,213,000 $3,348,000 and $2,850,000 are included in other income, net for 2007, 2006 and 2005, respectively.

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

Investments in equity investees Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method of accounting (See Note 6).

Goodwill and indefinite-lived intangible assets Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and if considered appropriate, will consult with independent appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

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

For financial reporting purposes, depreciation of property, plant and equipment is determined primarily by the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10–55 years
Machinery and equipment	3–25 years
Land improvements	10–30 years

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

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of the Company’s estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on the Company’s future results of operations.

Fair value of financial instruments The carrying amount of cash and cash equivalents, restricted cash, receivables, marketable securities, trade accounts payable, and television and radio broadcast rights asset and payable approximate the fair values due to their short maturities.

The estimated fair value of the Company’s long-term debt at December 31, 2007 and 2006 was $153.0 million and $158.7 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. Currently, the Company does not anticipate settlement of long-term debt at other than book value.

Deferred financing costs The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in 2004 are amortized over the 10-year life of the senior notes; costs corresponding to the Company’s $20 million revolving credit facility, which expires in 2010, are amortized over the 6-year availability of this financing agreement.

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

Advertising The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $2,881,000, $3,085,000 and $3,825,000 in 2007, 2006, and 2005, respectively.

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

Capital leases For equipment under capital lease arrangements, an asset is established on the balance sheet based on the present value of the lease payments, which may not exceed the fair value of the underlying leased equipment, and a corresponding long-term liability is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 12 for additional detail on the Company’s uncertain tax positions.

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

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per-share amounts):

Year Ended December 31	2007	2006	2005

Net income (loss)	$31,874	$16,836	$(5,072)
Weighted average shares outstanding — basic	8,723	8,713	8,678
Weighted effect of dilutive options and rights	5	3

Weighted average shares outstanding assuming dilution	8,728	8,716	8,678

Basic net income (loss) per share	$3.65	$1.93	$(0.58)

Diluted net income (loss) per share	$3.65	$1.93	$(0.58)

The effect of options to purchase 172,005 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2007 because such options were anti-dilutive. The effect of 13,250 restricted stock rights and options to purchase 190,185 shares are excluded for the year ended December 31, 2006 because such rights and options were anti-dilutive. The effect of 4,000 restricted stock rights and options to purchase 275,430 shares are excluded for the year ended December 31, 2005 because such rights and options were anti-dilutive due to the Company’s net loss.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements for 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005, and stock-based awards granted subsequent to December 31, 2005.

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

2005

Net loss, as reported	$(5,072)
Add: stock-based compensation included in net loss, net of tax	221
Deduct: total stock-based compensation determined under fair value method for all awards, net of tax	(1)

Pro forma net loss	$(4,852)

Basic and diluted net loss per share:
As reported	$(0.58)
Pro forma	$(0.56)

Reclassifications Certain amounts in the 2006 Consolidated Balance Sheet have been reclassified to conform to the 2007 presentation. The current portion ($1,125,000) of accrued retirement benefits associated with the Company’s supplemental retirement program at December 31, 2006 is included in current portion of accrued retirement benefits in the current year presentation. The current portion ($75,000) of accrued retirement benefits associated with the Company’s postretirement health insurance program at December 31, 2006 is included in current portion of accrued retirement benefits in the current year presentation, while the long-term portion ($484,000) is included in accrued retirement benefits.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year beginning January 1, 2008. The Company is currently evaluating the implications of SFAS 159, and its impact on the Company’s financial statements has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its financial statements upon adoption. See also discussion of the interpretation of this pronouncement below.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The Company has not yet determined the impact, if any, FAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of January 1, 2009 for the Company). The Company has not yet determined the impact, if any, that FAS 160 will have on its consolidated financial statements.

NOTE 2

Discontinued Operations

On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The Company received $24.4 million in cash, and $1.6 million was placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the radio

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stations due to the Company’s assessment that no liabilities will arise under the indemnification provisions of the agreement. The current portion ($833,000) of the escrowed amount was included in prepaid expenses and other assets, with the balance included in deferred financing fees and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2006. The remaining funds held in escrow ($1.0 million) as of December 31, 2007 are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. Of the $24.4 million in cash received, $18.0 million was deposited directly with a Qualified Intermediary (“QI”) in order to facilitate a tax deferred exchange under Internal Revenue Code Section 1031. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. The remaining five stations were excluded from this agreement in order to secure FCC approval, but continue to be held for sale, and the Company anticipates completing the sale of these remaining stations in 2008. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.

Operational data for the radio stations is summarized as follows (in thousands):

Year Ended December 31	2007	2006	2005

Revenue	$1,929	$8,507	$12,233
Income from discontinued operations:
Discontinued operating activities	$271	$938	$1,629
Gain on sale	2,294	15,339

	2,565	16,277	1,629
Income tax effect	(898)	(5,697)	(570)

Income from discontinued operations	$1,667	$10,580	$1,059

The following table summarizes the classes of assets and liabilities held for sale (in thousands):

December 31	2007	2006

Goodwill	$645	$1,129
Property, plant and equipment, net	643	718
Intangible assets	765	765
Other assets	37	19

Assets held for sale	$2,090	$2,631

Liabilities of businesses held for sale	$100	$289

NOTE 3

Sale of Safeco Corporation Common Stock

In December 2007, the Company sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million, which is included in other income, net for 2007. The net proceeds from the sale were utilized to fund the January 2008 acquisition of two television stations in Bakersfield, California (See Note 16).

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4

Acquisitions

In July 2006, the Company entered into a Local Marketing Agreement (“LMA”) with WatchTV, Inc. to manage four of their television stations located in Eastern Washington. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision. Contemporaneously with the LMA, the Company entered into an option agreement with WatchTV to acquire the stations. On February 15, 2007 the Company exercised its option to purchase these television stations for $5.0 million, and on April 26, 2007 the Company finalized the asset purchase of the stations. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. The purchase price of the stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets — FCC license (indefinite life, non-amortizing)	$1,400
Goodwill (non-amortizing, tax deductible)	3,417
Property, plant and equipment	214

$5,031

In July 2007, the Company entered into an agreement with Pegasus News, Inc. (“Pegasus”) to acquire, for approximately $1.5 million, substantially all of the assets used or held for use by Pegasus in connection with its business and operations. Pegasus is a local news service, specializing in providing personalized online local news, information and advertising in Dallas, Texas. The excess of the purchase price of the assets over the fair value of the tangible and intangible net assets was recorded as goodwill. The purchase price, including direct costs of the acquisition and net of cash acquired, has been allocated as follows (in thousands):

Intangible assets — Technology (useful life of 4 years)	$270
Goodwill (non-amortizing, tax deductible)	1,231
Property, plant and equipment	15
Other	4

$1,520

On June 26, 2006, the Company entered into a stock purchase agreement with African-American Broadcasting of Bellevue, Inc. (“AABB”), and its owner Christopher J. Racine. Under this agreement, the Company acquired an immediate 25 percent equity interest in AABB for $4.0 million and the rights and obligation to acquire the remaining equity interest in AABB pending FCC approval of the transaction and the fulfillment of certain other closing conditions by AABB. On September 26, 2006, the Company acquired the remaining 75 percent equity interest in AABB for $12.0 million. The purchase price of AABB, including liabilities assumed and direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets — FCC license (indefinite life, non-amortizing)	$24,012
Property, plant and equipment	790
Deferred tax liabilities	(8,626)

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$19,554

In accordance with Rule 3-05 of Regulation S-X promulgated by the Securities and Exchange Commission, no financial statements or proforma financial information for the transactions discussed above are required to be presented or filed.

NOTE 5

Receivables

Receivables are summarized as follows (in thousands):

December 31	2007	2006

Trade accounts	$29,580	$26,978
Other	1,769	3,614

	31,349	30,592
Less-Allowance for doubtful accounts	851	461

Total receivables	$30,498	$30,131

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

NOTE 6

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in South West Oregon Television is summarized as follows (in thousands):

Balance, December 31, 2004	$2,825
Dividends	(112)
Equity in net income	46

Balance, December 31, 2005	2,759
Equity in net income	30

Balance, December 31, 2006	2,789
Dividends	(150)
Equity in net loss	(4)

Balance, December 31, 2007	$2,635

NOTE 7

Goodwill and Intangible Assets

The Company’s goodwill totaled $37,361,000 and $32,714,000 at December 31, 2007 and 2006, respectively. Goodwill with a carrying value of $484,000 and $7.6 million was disposed of in conjunction with the Company’s sale of small-market radio stations in 2007 and 2006, respectively. Goodwill of $645,000 and $1.1 million associated with the remaining stations to be sold is classified as held for sale at December 31, 2007 and 2006, respectively (See Note 2). Intangible assets totaling $42,782,000 and $41,142,000 at December 31, 2007 and 2006, respectively, consist primarily of amounts incurred to acquire certain television and radio broadcast licenses. The goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.

The Company follows SFAS 142, which requires the Company to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. The required annual impairment test was performed in the fourth quarter of 2007, 2006 and 2005, resulting in no impairment.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

December 31	2007	2006

Building and improvements	$132,865	$132,323
Machinery and equipment	119,478	113,316
Land and improvements	7,369	7,369

	259,712	253,008
Less-Accumulated depreciation	113,704	104,801

Total	$146,008	$148,207

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (See Note 15). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1,250,000 recorded under this capital lease, offset by deferred gain of $631,000 at December 31, 2007. Accumulated depreciation associated with the capital lease asset totals $60,000 at December 31, 2007.

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2007, consists of Fisher Plaza and includes buildings, equipment and improvements of $142,886,000, and land and improvements of $4,354,000, less accumulated depreciation of $31,246,000. The Company receives rental income principally from the lease of data center, office and retail space under leases and agreements, which expire at various dates through 2019. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements, which were in effect at December 31, 2007, are as follows (in thousands):

Year	Rentals
2008	$3,100
2009	2,210
2010	1,834
2011	1,473
2012	1,173
Thereafter	2,580

$12,370

The Company did not capitalize any interest expense in 2007, 2006 or 2005.

NOTE 9

Long Term Debt

Long-term debt and borrowing agreements

In 2004, the Company issued $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company (See Note 18). Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 20, 2004 the Company also entered into a new six-year senior credit facility (the “Revolver”). The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver places limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), requires compliance with a cash flow ratio, and requires prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at December 31, 2007 and 2006, and no amounts were outstanding under the Revolver at December 31, 2007. Total transaction costs of $5,978,000 were capitalized, of which $5,457,000 related to the senior notes, and $521,000 related to the Revolver. The capitalized balances are amortized to interest expense using the effective interest method over 10 years for the senior notes and over 6 years for the Revolver.

Cash paid for interest during 2007, 2006, and 2005 was $13,428,000, $13,076,000 and $12,804,000 respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10

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

At December 31, 2007 the Company had commitments under license agreements amounting to $40,287,000 for future rights to broadcast television and radio programs through 2012 and $2,440,000 in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games in 2008. The broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under Joint Sales Agreements, the broadcasting subsidiary has commitments for monthly payments totaling $6,795,000 through 2011.

Television and radio broadcast rights acquired under contractual arrangements were $16,911,000 and $17,769,000 in 2007 and 2006, respectively. The Company periodically performs impairment tests of its capitalized broadcast rights and as a result recorded a charge of $84,000 in 2005, to write the asset balance down to its estimated net realizable value. No such charges were recorded in 2007 or 2006.

NOTE 11

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

The Company maintains two incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”) and the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon stock award, option exercise or rights vesting. As of December 31, 2007, options and rights for 134,473 shares, net of forfeitures, had been issued. No further options and rights will be issued pursuant to the 1995 Plan. The 2001 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2008. As of December 31, 2007, awards, options and rights for 281,125 shares had been issued, net of forfeitures.

Stock options The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The options generally vest over five years and generally expire ten years from the date of grant. Non-cash compensation expense of $372,000 ($242,000 after- tax) and $382,000 ($248,000 after-tax) related to the options was recorded for 2007 and 2006, respectively. During 2005, the vesting on certain previously granted options was accelerated as part of a separation agreement with an executive; as a result, the Company recognized non-cash compensation expense of $340,000 ($221,000 after-tax).

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock rights The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The rights generally vest over five years and expire upon termination of employment. Non-cash compensation expense of $204,000 ($133,000 after-tax), $91,000 ($59,000 after-tax), and $29,000 ($19,000 after-tax) related to the rights was recorded during 2007, 2006 and 2005, respectively.

Stock awards Beginning with the annual retainer payable for the second quarter of 2007, the Company’s non-employee directors began receiving 25% of their annual retainer in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. Non-employee directors are permitted to elect to receive all or any portion of their remaining annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award. In 2007, 2,025 shares of common stock were issued to non-employee directors associated with compensation earned in the second and third quarters of 2007, while 1,442 shares were issued in January 2008 associated with director compensation earned in the fourth quarter of 2007. Non-cash compensation expense of $157,000 ($102,000 after-tax) related to the awards was recorded during 2007.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31
	2007	2006	2005

Assumptions:
Weighted average risk-free interest rate	4.5%	4.6%	4.1%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	28.6%	31.3%	30.8%
Expected life of options	6 years	6 years	6 years
Weighted average fair value at date of grant	$17.15	$17.25	$19.27

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for 2007 and 2006 totaled $733,000 and $473,000, respectively, which is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 2007 and 2006, the Company had approximately $1,554,000 and $1,863,000 respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of approximately five years (or a weighted average period of 1.81 years). For awards granted prior to January 1, 2006, the Company utilizes the provisions of APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.

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

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
		Weighted	Weighted
		Average	Average			Weighted
		Exercise	Remaining	Aggregate		Average
	Number	Price per	Contractual	Intrinsic	Number	Grant-Date
	of Shares	Share	Life	Value	of Shares	Fair Value

Outstanding at December 31, 2004	487,490	$52.32			60	$59.88
Options and stock rights granted	69,600	50.33			4,000	46.89
Options exercised/stock rights vested	(86,200)	40.11			(60)	59.88
Options and stock rights forfeited	(195,460)	56.21

Outstanding at December 31, 2005	275,430	52.88			4,000	46.89
Options and stock rights granted	85,800	43.44			19,650	44.20
Options exercised/stock rights vested	(14,800)	36.86			(850)	40.07
Options expired	(4,000)	37.25
Options and stock rights forfeited	(141,745)	53.26			(2,250)	45.05

Outstanding at December 31, 2006	200,685	50.14			20,550	44.51
Options and stock rights granted	15,000	45.73			2,000	45.90
Options exercised/stock rights vested	(920)	42.70			(4,630)	40.92
Options expired	(12,060)	57.50
Options and stock rights forfeited	(3,200)	42.70			(800)	42.70
Outstanding at December 31, 2007	199,505	$49.52	5.94	$11,550	17,120	$44.73

Exercisable at December 31, 2007	111,965	$52.92	4.01	$11,550

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 10,500 options that had exercise prices that were lower than the $37.96 closing market price of the Company’s common stock at December 31, 2007.

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $2,000, $69,000 and $956,000, respectively, determined as of the date of exercise. During 2007, 4,630 restricted stock rights vested, with a total fair value of $192,000. During 2006, 850 restricted stock rights vested, with a total fair value of $34,000. During 2005, 60 restricted stock rights vested, with a total fair value of $3,000.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12

Income Taxes

Income taxes have been provided as follows (in thousands):

Year Ended December 31	2007	2006	2005

Current tax expense (benefit)
Continuing operations	$3,959	$465	$29
Discontinued operations		21

	3,959	486	29

Deferred tax expense (benefit)
Continuing operations	11,583	2,212	(9,561)
Discontinued operations	898	5,676	570

	12,481	7,888	(8,991)

Total	$16,440	$8,374	$(8,962)

Income taxes are allocated as follows:
Continuing operations	$15,542	$2,677	$(9,532)
Discontinued operations	898	5,697	570

	$16,440	$8,374	$(8,962)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

Year Ended December 31	2007	2006	2005

Normal expense (benefit) computed at 35% of pretax income	$16,012	$3,127	$(5,482)
Dividends received deduction	(1,022)	(820)	(690)
State taxes, net of federal tax benefit	209	733	(119)
Change in state tax valuation allowance	(209)	(733)	119
Pension death and disability benefits, and increases in pension values	(276)	(301)	(291)
Non-deductible expenses	361	325	252
Worthless stock deduction of liquidated subsidiary			(3,437)
Other	467	346	116

	$15,542	$2,677	$(9,532)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liabilities are summarized as follows (in thousands):

December 31	2007	2006

Assets
Accrued employee benefits	$8,697	$8,150
Allowance for doubtful accounts	324	171
Net operating loss carryforwards	947	8,936
Contract termination charge	1,827	1,955
Other		1,015

	11,795	20,227

Liabilities
Marketable securities	(35,675)	(53,791)
Property, plant and equipment	(8,711)	(11,645)
Goodwill and intangible assets	(10,610)	(7,491)
Prepaid insurance	(424)	(427)
Other	(476)

	(55,896)	(73,354)

Valuation allowance	(388)	(597)
Net	$(44,489)	$(53,724)

Current	785	690
Noncurrent	(45,274)	(54,414)

	$(44,489)	$(53,724)

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $388,000 and $597,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had utilized all of its prior year federal net operating losses.

The 2005 income tax benefit includes a $3.4 million benefit for worthless stock that became available upon the dissolution of an inactive subsidiary in December 2005.

Net cash paid for income taxes during 2007 was $1.3 million and cash received from income tax refunds during 2006 was $1.0 million. Net cash paid for income taxes during 2005 was $2.3 million.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2003 and onward. In April 2007, the IRS completed its fieldwork with regards to its examination of the Company’s consolidated federal income tax returns for tax years 1999 — 2002, and the Company agreed upon and paid a final settlement in the amount of $1.1 million. The IRS has completed a field examination of the Company’s 2003 — 2005 U.S. income tax returns and the Company has received final notice of settlement. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $6,000 and an increase in interest expense of $242,000 was recognized for years ended December 31, 2007 and 2006, respectively. The revisions to interest expense are a result of final settlement of the IRS examination of the Company’s 1999 — 2002 income tax returns. As of December 31, 2007 and December 31, 2006, the Company had approximately $218,000 and $549,000, respectively, of accrued interest related to uncertain tax positions.

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

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

Year Ended December 31	2007	2006

Projected benefit obligation, beginning of year	$18,935	$19,559
Service cost
Interest cost	1,063	1,039
Assumption changes	192	(690)
Actuarial loss	240	226
Benefit payments	(1,139)	(1,199)

Projected benefit obligation, end of year	$19,291	$18,935

Unfunded status	$19,291	$18,935
Accumulated loss	(3,111)	(2,722)

Net amount recognized	$16,180	$16,213

Amounts recognized in consolidated balance sheets consist of (in thousands):

December 31	2007	2006

Accrued pension liability	$19,291	$18,935
Accumulated other comprehensive loss	(3,111)	(2,722)

Net amount recognized	$16,180	$16,213

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine pension obligations are as follows:

	2007	2006

Discount rate	5.88%	5.80%
Rate of compensation increase	N/A	N/A

In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term US corporate bonds on the measurement date of December 31, and is intended to reflect prevailing market conditions. At December 31, 2007 and 2006, the Company has estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

Year Ended December 31	2007		2006		2005

Service cost	$		$		$80
Interest cost		1,063		1,039	1,028
Amortization of transition obligation					52
Recognition of remaining transition obligation, curtailment loss					451
Amortization of loss		43		154	267

Net periodic pension cost		$1,106		$1,193	$1,878

Assumptions used to determine net periodic pension costs are as follows:

	2007	2006	2005

Discount rate	5.80%	5.48%	5.02% - 5.74%
Rate of compensation increase	NA	NA	0.00% - 3.00%

The accumulated benefit obligation of the Company’s supplemental retirement program was $19,291,000 and $18,935,000 as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was $510,000 and $559,000 as of December 31, 2007 and 2006, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

		Postretirement
	Supplemental	Health Insurance
	Retirement Program	Program

2008	$1,198	$69
2009	1,169	74
2010	1,171	64
2011	1,207	67
2012	1,286	70
Next 5 years	7,343	279

The aggregate expected contributions by the Company to fund the supplemental retirement program and postretirement health insurance program for 2008 are $1,198,000 and $69,000, respectively.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. Employer contributions to the plan were $735,000 in 2007. The Company did not make a contribution during 2006 or 2005.

NOTE 14

Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s owned and operated 19 network-affiliated television stations (including a 50%-owned station) and Internet business. The radio reportable segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

Year Ended December 31	2007	2006	2005

Television	$110,817	$107,457	$93,083
Radio	38,434	37,615	36,101
Fisher Plaza	11,326	9,406	8,061
Corporate and eliminations	(153)	221	(159)

	$160,424	$154,699	$137,086

Depreciation and amortization

Year Ended December 31	2007	2006	2005

Television	$7,024	$6,016	$7,940
Radio	937	888	1,106
Fisher Plaza	3,305	3,116	3,544
Corporate and eliminations	286	257	245

	$11,552	$10,277	$12,835

The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

Year Ended December 31	2007	2006	2005

Television	$19,620	$23,903	$5,032
Radio	668	1,377	(177)
Fisher Plaza	4,068	2,542	627
Corporate and eliminations	35,064	(4,933)	(7,419)

Total segment income (loss) from continuing operations before interest and income taxes	$59,420	$22,889	$(1,937)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

Year Ended December 31	2007	2006	2005

Total segment income (loss) from continuing operations before interest and income taxes	$59,420	$22,889	$(1,937)
Interest expense	(13,671)	(13,956)	(13,726)

Consolidated income (loss) from countinuting operations before income taxes	$45,749	$8,933	$(15,663)

The following tables provide further segment data, as indicated (in thousands):

Total assets

December 31	2007	2006

Television	$136,341	$130,994
Radio	20,030	24,436
Fisher Plaza	117,688	119,872
Corporate and eliminations	209,785	219,644

	483,844	494,946
Assets held for sale	2,090	2,631

	$485,934	$497,577

Goodwill

December 31	2007	2006

Television	$29,145	$24,498
Radio	8,216	8,216

	$37,361	$32,714

Capital expenditures

Year Ended December 31	2007	2006	2005

Television	$4,833	$8,304	$4,260
Radio	438	841	595
Fisher Plaza	3,488	6,120	2,361
Corporate and eliminations	514	166	307

	$9,273	$15,431	$7,523

Inter-segment sales amounted to $153,000, $162,000 and $173,000 in 2007, 2006 and 2005, respectively, related primarily to telecommunications fees charged from Fisher Plaza. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rental expense was $1,213,000, $910,000 and $1,211,000 in 2007, 2006 and 2005, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Minimum future payments for all capital and operating leases as of December 31, 2007 are as follows (in thousands):

	Capital	Operating
Year	Leases	Leases

2008	873	1,044
2009	900	860
2010	926	784
2011	954	688
2012	983	666
Thereafter	1,621	2,000

	6,257	$6,042

Less executory costs	(4,711)

Net minimum lease payments	1,546
Less amounts representing interest	(342)

Present value of net minimum lease payments	1,204
Less current portion of obligations under capital leases	(144)

Long-term portion of obligations under capital leases	$1,060

The current portion of obligations under capital lease is included in other current liabilities in the Consolidated Balance Sheet at December 31, 2007, while the long-term portion is included in other liabilities.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 16

Subsequent Event

On August 3, 2007 the Company signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. On January 1, 2008, the Company finalized the purchase of the stations for $55 million in cash. This acquisition serves to diversify the Company’s broadcast operations, and continues the Company’s strategy of creating duopolies in the markets it serves. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets will be recorded as goodwill. As of December 31, 2007 a deposit of $2.75 million was held in escrow on this transaction and is included in deferred financing fees and other assets in the Consolidated Balance Sheet. As of December 31, 2007, $52.4 million of cash was segregated and designated for financing the close of the transaction and is reported as restricted cash in the Consolidated Balance Sheet. The Company’s purchase price allocations are preliminary and have not been finalized. The purchase price of the stations, including direct costs of the acquisition, is currently estimated to be allocated as follows (in thousands):

Intangible assets — FCC licenses (indefinite life, non-amortizing)	$30,200
Intangible assets — Network affiliation agreement	3,200
Goodwill (non-amortizing, tax deductible)	15,850
Property, plant and equipment	6,000

$55,250

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17

Interim Financial Information (Unaudited)

The Company separately reports as discontinued operations the historical operating results attributable to stations sold or held for sale and the applicable gain or loss on the disposition of the properties.

Quarterly financial information is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Revenue
2007	$34,243	$41,299	$40,798	$44,084	$160,424
2006	$31,081	$40,190	$38,712	$44,716	$154,699
Income (loss) from continuing operations
2007	$(1,268)	$699	$(601)	$31,377	$30,207
2006	$(1,787)	$1,792	$(784)	$7,035	$6,256
Income from discontinued operations
2007	$23	$1,557	$68	$19	$1,667
2006	$86	$476	$113	$9,905	$10,580
Net income (loss)
2007	$(1,245)	$2,256	$(533)	$31,396	$31,874
2006	$(1,701)	$2,268	$(671)	$16,940	$16,836
Income (loss) per share — basic:
From continuing operations
2007	$(0.14)	$0.08	$(0.07)	$3.60	$3.46
2006	$(0.21)	$0.21	$(0.09)	$0.81	$0.72
From discontinued operations
2007	$—	$0.18	$0.01	$—	$0.19
2006	$0.01	$0.05	$0.01	$1.13	$1.21
Net income (loss)
2007	$(0.14)	$0.26	$(0.06)	$3.60	$3.65
2006	$(0.20)	$0.26	$(0.08)	$1.94	$1.93
Income (loss) per share, assuming dilution:
From continuing operations
2007	$(0.14)	$0.08	$(0.07)	$3.60	$3.46
2006	$(0.21)	$0.21	$(0.09)	$0.81	$0.72
From discontinued operations
2007	$—	$0.18	$0.01	$—	$0.19
2006	$0.01	$0.05	$0.01	$1.13	$1.21
Net income (loss)
2007	$(0.14)	$0.26	$(0.06)	$3.60	$3.65
2006	$(0.20)	$0.26	$(0.08)	$1.94	$1.93

Income from continuing operations for the fourth quarter of 2007 includes a $40.4 million pre-tax gain resulting from the sale of 699,700 shares of Safeco Corporation common stock. Income from discontinued

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for the second quarter of 2007 includes a gain on sale of a radio station of $1.5 million, net of income taxes.

Income from discontinued operations for the fourth quarter of 2006 includes a gain on sale of radio stations of $10.0 million, net of income taxes.

NOTE 18

Financial Information for Guarantors

In 2004 the Company completed the private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Company exchanged the notes for freely tradable notes registered under the Securities Act on February 2, 2005. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

Presented below are condensed consolidated statements of operations and cash flows for 2007, 2006 and 2005 and the condensed consolidated balance sheets as of December 31, 2007 and 2006. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the year ended December 31, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands, except per-share amounts)

Revenue	$	$160,443	$(19)	$160,424
Costs and expenses Direct operating costs		55,975	199	56,174
Selling, general and administrative expenses	9,893	50,605	(218)	60,280
Amortization of program rights		18,686		18,686
Depreciation and amortization	286	11,266		11,552

	10,179	136,532	(19)	146,692

Income (loss) from operations	(10,179)	23,911		13,732
Other income, net	45,209	479		45,688
Equity in income of subsidiaries	17,083		(17,083)	—
Interest expense, net	(13,639)	(32)		(13,671)

Income (loss) from continuing operations before income taxes	38,474	24,358	(17,083)	45,749
Provision for federal and state income taxes	6,600	8,942		15,542

Income (loss) from continuing operations	31,874	15,416	(17,083)	30,207
Income from discontinued operations net of income taxes		1,667		1,667

Net income (loss)	$31,874	$17,083	$(17,083)	$31,874

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the year ended December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands, except per-share amounts)

Revenue	$	$154,712	$(13)	$154,699
Costs and expenses Direct operating costs		52,616	177	52,793
Selling, general and administrative expenses	8,496	45,669	(190)	53,975
Amortization of program rights		18,646		18,646
Depreciation and amortization	257	10,020		10,277

	8,753	126,951	(13)	135,691

Income (loss) from operations	(8,753)	27,761		19,008
Other income, net	3,498	383		3,881
Equity in income of subsidiaries	28,577		(28,577)
Interest expense, net	(13,951)	(5)		(13,956)

Income (loss) from continuing operations before income taxes	9,371	28,139	(28,577)	8,933
Provision (benefit) for federal and state income taxes	(7,465)	10,142		2,677

Income (loss) from continuing operations	16,836	17,997	(28,577)	6,256
Income from discontinued operations net of income taxes		10,580		10,580

Net income (loss)	$16,836	$28,577	$(28,577)	$16,836

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations
for the year ended December 31, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
	(In thousands except per-share amounts)

Revenue	$	$137,099	$(13)	$137,086
Costs and expenses Direct operating costs		51,019	126	51,145
Selling, general and administrative expenses	10,018	48,834	(139)	58,713
Amortization of program rights		19,959		19,959
Depreciation and amortization	243	12,592		12,835

	10,261	132,404	(13)	142,652

Income (loss) from operations	(10,261)	4,695		(5,566)
Other income, net	2,936	693		3,629
Equity in income of subsidiaries	4,543		(4,543)
Interest expense, net	(13,703)	(23)		(13,726)

Income (loss) from continuing operations before income taxes	(16,485)	5,365	(4,543)	(15,663)
Provision (benefit) for federal and state income taxes	(11,413)	1,881		(9,532)

Income (loss) from continuing operations	(5,072)	3,484	(4,543)	(6,131)
Income from discontinued operations net of income taxes		1,059		1,059

Net income (loss)	$(5,072)	$4,543	$(4,543)	$(5,072)

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet
as of December 31, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
	Inc.	Subsidiaries	Eliminations		Subsidiaries
	(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$5,804	$706	$		$6,510
Receivables, net	582	29,916			30,498
Due from affiliate		40,567		(40,567)
Deferred income taxes	123	662			785
Prepaid expenses and other assets	237	3,618			3,855
Television and radio broadcast rights		5,934			5,934
Assets held for sale		37			37

Total current assets	6,746	81,440		(40,567)	47,619
Restricted cash	52,365				52,365
Marketable securities, at market value	128,201	1,022			129,223
Investment in consolidated subsidiaries	270,717			(270,717)
Cash value of life insurance and retirement deposits	16,809				16,809
Television and radio broadcast rights		7			7
Goodwill, net		37,361			37,361
Intangible assets		42,782			42,782
Investments in equity investee		2,635			2,635
Deferred financing fees and other assets	3,913	5,159			9,072
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,030	144,978			146,008

Total Assets	$479,781	$317,437		$(311,284)	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$924	$2,813	$		$3,737
Due to affiliate	40,567			(40,567)
Accrued payroll and related benefits	1,656	5,958			7,614
Interest payable	3,773				3,773
Television and radio broadcast rights payable		4,940			4,940
Income taxes payable		3,959			3,959
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,033	3,185			4,218
Liabilities of businesses held for sale		100			100

Total current liabilities	49,183	20,955		(40,567)	29,571
Long-term debt	150,000				150,000
Accrued retirement benefits	18,552				18,552
Deferred income taxes	28,590	16,684			45,274
Other liabilities	59	9,081			9,140
Stockholders’ Equity
Common stock	10,907	1,131		(1,131)	10,907
Capital in excess of par	10,220	164,234		(164,234)	10,220
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	82,818				82,818
Accumulated loss	(1,958)				(1,958)
Prior service cost	(181)				(181)
Retained earnings	131,591	105,352		(105,352)	131,591

Total Stockholders’ Equity	233,397	270,717		(270,717)	233,397

Total Liabilities and Stockholders’ Equity	$479,781	$317,437		$(311,284)	$485,934

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet
as of December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

ASSETS
Current Assets Cash and cash equivalents	$8,544	$	$(1,067)	$7,477
Restricted cash		8,473		8,473
Receivables, net	768	29,363		30,131
Due from affiliate		17,357	(17,357)
Deferred income taxes	106	584		690
Prepaid expenses and other assets	438	3,154		3,592
Television and radio broadcast rights		6,676		6,676
Assets held for sale		19		19

Total current assets	9,856	65,626	(18,424)	57,058
Marketable securities, at market value	187,833	474		188,307
Investment in consolidated subsidiaries	253,632		(253,632)
Cash value of life insurance and retirement deposits	15,959			15,959
Television and radio broadcast rights		1,041		1,041
Goodwill, net		32,714		32,714
Intangible assets		41,142		41,142
Investments in equity investee		2,789		2,789
Deferred financing fees and other assets	4,538	3,210		7,748
Assets held for sale		2,612		2,612
Property, plant and equipment, net	813	147,394		148,207

Total Assets	$472,631	$297,002	$(272,056)	$497,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,543	$4,124	$(1,067)	$4,600
Due to affiliate	17,357		(17,357)
Accrued payroll and related benefits	1,282	5,726		7,008
Interest payable	3,809			3,809
Television and radio broadcast rights payable		5,667		5,667
Income taxes payable		486		486
Current portion of accrued retirement benefits	1,200			1,200
Other current liabilities	950	2,676		3,626
Liabilities of businesses held for sale		289		289

Total current liabilities	26,141	18,968	(18,424)	26,685
Long-term debt	150,000			150,000
Accrued retirement benefits	18,301	85		18,386
Deferred income taxes	38,559	15,855		54,414
Other liabilities	65	8,462		8,527
Stockholders’ Equity
Common stock	10,900	1,131	(1,131)	10,900
Capital in excess of par	9,454	164,234	(164,234)	9,454
Deferred compensation Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	121,441			121,441
Accumulated loss	(1,735)			(1,735)
Prior service cost	(212)			(212)
Retained earnings	99,717	88,267	(88,267)	99,717

Total Stockholders’ Equity	239,565	253,632	(253,632)	239,565

Total Liabilities and Stockholders’ Equity	$472,631	$297,002	$(272,056)	$497,577

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

Net cash provided by operating activities	$9,492	$6,604	$1,067	$17,163
Cash flows from investing activities
Purchase of marketable securities		(924)		(924)
Proceeds from sale of marketable securities	40,598	411		41,009
(Increase) decrease in restricted cash	(52,365)	8,473		(43,892)
Proceeds from sale of radio stations		2,869		2,869
Deposit paid for purchase of television stations		(2,750)		(2,750)
Purchase of television stations		(4,931)		(4,931)
Purchase of online news service		(1,482)		(1,482)
Proceeds from sale of property, plant and equipment		1,250		1,250
Purchase of property, plant and equipment	(504)	(8,769)		(9,273)

Net cash used in investing activities	(12,271)	(5,853)		(18,124)

Cash flows from financing activities Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Payment of capital lease obligation		(45)		(45)
Proceeds from exercise of stock options	39			39

Net cash provided by (used in) financing activities	39	(45)	—	(6)

Net increase (decrease) in cash and cash equivalents	(2,740)	706	1,067	(967)
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$5,804	$706	$—	$6,510

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2006

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

Net cash provided by (used in) operating activities	$4,481	$21,319	$(1,067)	$24,733
Cash flows from investing activities
Proceeds from sale of radio stations		23,238		23,238
Purchase of television stations		(35,681)		(35,681)
Option payment for purchase of television stations		(1,100)		(1,100)
Increase in restricted cash		(8,473)		(8,473)
Purchase of property, plant and equipment	(166)	(15,265)		(15,431)

Net cash used in investing activities	(166)	(37,281)		(37,447)

Cash flows from financing activities
Borrowings under borrowing agreements	15,000			15,000
Payments on borrowing agreements	(15,000)			(15,000)
Excess tax benefit from exercise of stock options	23			23
Proceeds from exercise of stock options	546			546

Net cash provided by financing activities	569	—		569

Net increase (decrease) in cash and cash equivalents	4,884	(15,962)	(1,067)	(12,145)
Cash and cash equivalents, beginning of period	3,660	15,962		19,622

Cash and cash equivalents, end of period	$8,544	$—	$(1,067)	$7,477

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows
for the Year Ended December 31, 2005

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
	Inc.	Subsidiaries	Eliminations	Subsidiaries
		(In thousands)

Net cash provided by (used in) operating activities	$(417)	$5,990	$	$5,573
Cash flows from investing activities
Proceeds from collection of notes receivable		1,585		1,585
Proceeds from sale of marketable securities	73	174		247
Proceeds from sale of property, plant and equipment		418		418
Purchase of property, plant and equipment	(309)	(7,214)		(7,523)

Net cash used in investing activities	(236)	(5,037)		(5,273)

Cash flows from financing activities
Net payments under notes payable	(44)	(9)		(53)
Payment of deferred financing fees	(87)			(87)
Proceeds from exercise of stock options	3,437			3,437

Net cash provided by (used in) financing activities	3,306	(9)		3,297

Net increase in cash and cash equivalents	2,653	944		3,597
Cash and cash equivalents, beginning of period	1,007	15,018		16,025

Cash and cash equivalents, end of period	$3,660	$15,962	$	$19,622

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31	2007	2006	2005
	(In thousands)

Allowance for doubtful accounts
Balance at beginning of year	$461	$503	$651
Additions charged to expense	681	694	492
Balances written off, net of recoveries	(291)	(736)	(640)

Balance at end of year	$851	$461	$503

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

Fisher Communications, Inc.
(Registrant)

By:	/s/ Colleen B. Brown
Colleen B. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Colleen B. Brown Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ S. Mae Fujita Numata S. Mae Fujita Numata	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Deborah L. Bevier Deborah L. Bevier	Director	March 14, 2008

/s/ Phelps K. Fisher Phelps K. Fisher	Director	March 14, 2008

/s/ Donald G. Graham, III Donald G. Graham, III	Director	March 14, 2008

/s/ Richard L. Hawley Richard L. Hawley	Director	March 14, 2008

/s/ Brian P. Mcandrews Brian P. Mcandrews	Director	March 14, 2008

/s/ Jerry A. St. Dennis Jerry A. St. Dennis	Director	March 14, 2008

/s/ George F. Warren, Jr George F. Warren, Jr	Director	March 14, 2008

/s/ William W. Warren, Jr William W. Warren, Jr	Director	March 14, 2008

/s/ Michael D. Wortsman Michael D. Wortsman	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Asset Purchase Agreement between Fisher Radio Regional Group, Inc. and Equity Broadcasting Corporation, dated December 7, 2005 (filed as Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
3	.1*	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-22439)).
3	.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed December 10, 1997 (filed as Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22439)).
3	.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 8, 2001 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22439)).
3	.4*	Bylaws as of April 26, 2007 (filed as Exhibit 3.1 to the Current Report on Form 8-K dated May 2, 2007 (File No. 000-22439)).
4	.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated September 20, 2004).
4	.2*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Current Report on Form 8-K dated September 20, 2004).
4	.3*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 20, 2004).
10	.1*+	Amended and Restated Fisher Communications, Inc. Supplemental Pension Plan, dated December 31, 2005 (filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.2*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KJEO-TV, KJEO-TV, KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).
10	.3*+	Amended and Restated Fisher Communications Incentive Plan of 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).
10	.4*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (Filed as Appendix A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 26, 2007 (File No. 000-22439)).
10	.5*	Credit Agreement, dated September 20, 2004, among Fisher Communications, Inc., certain subsidiary guarantors, the lenders thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439).
10	.6*+	Form of Non-Qualified Stock Option Contract (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).
10	.7*+	Form of Restricted Stock Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005 (File No. 000-22439)).
10	.8*†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. (“ABC”) and Fisher Broadcasting Company, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2005 (File No. 000-22439)).
10	.9*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Oregon TV LLC (filed as Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.10*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Washington TV LLC. (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.11*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — Idaho TV LLC (filed as Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

Exhibit No.		Description

10	.12*†	Renewal Letter Agreements dated January 6, 2006 between CBS Television and Fisher Broadcasting — S.E. Idaho TV LLC (filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).
10	.13*	Joint Sales Agreement dated July 1, 2006 between La Grande Broadcasting, Inc., Fisher Broadcasting — Portland TV, L.L.C. and Equity Broadcasting Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439)).
10	.14*	Amendment No. 2 to Purchase and Sale Agreement dated August 24, 2006 by and among Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439))
10	.15*	Second Amendment and Agreement Regarding Asset Purchase Agreement dated September 22, 2006 by and among Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-22439))
10	.16*	Amendment and Agreement Regarding Asset Purchase Agreement dated May 1, 2006 between Fisher Radio Regional Group Inc., Equity Broadcasting Corporation, La Grande Broadcasting, Inc., EBC Boise, Inc. and EBC Pocatello, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006 (File No. 000-22439)).
10	.17*	Purchase and Sale Agreement dated May 30, 2006 by and between Cherry Creek Radio LLC, Fisher Communications, Inc. and Fisher Radio Regional Group Inc (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.18*	Stock Purchase Agreement dated June 26, 2006 by and among Christopher J. Racine, African-American Broadcasting of Bellevue, Inc. and Fisher Broadcasting Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.19*	Local Marketing Agreement dated June 26, 2006 by and between Fisher Broadcasting Company and African-American Broadcasting of Bellevue, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-22439)).
10	.20*+	Change in Control Severance Agreement with Colleen B. Brown, dated October 10, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).
10	.21*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2005 (File No. 000-22439)).
10	.22*	Offer Letter to S. Mae Fujita Numata, dated October 20, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated March 14, 2007 (File No. 000-22439)).
10	.23*	Asset Purchase Agreement dated August 3, 2007 between Westwind Communications L.L.C. and Fisher Broadcasting Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 000-22439)).
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.