Form 10-Q
period 2008-03-31
FISHER COMMUNICATIONS INC
filed 2008-05-09
CIK 1034669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock, $1.25 par value, outstanding as of May 1, 2008: 8,731,402

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
     The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations: Three months ended March 31, 2008 and 2007

2.	Condensed Consolidated Balance Sheets: March 31, 2008 and December 31, 2007

3.	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2008 and 2007

4.	Condensed Consolidated Statements of Comprehensive Income: Three months ended March 31, 2008 and 2007

5.	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Item 4.	Controls and Procedures

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31
	2008	2007
(in thousands, except per-share amounts)
(Unaudited)
Revenue	$37,721	$34,243

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $2,598 and $2,293, respectively, and amortization of program rights of $2,446 and $2,423, respectively, reported separately below)	17,494	15,816
Selling, general and administrative expenses	13,707	12,497
Amortization of program rights	2,446	2,423
Depreciation and amortization	3,127	2,841

	36,774	33,577

Income from operations	947	666
Other income, net	1,026	1,170
Interest expense, net	(3,358)	(3,494)

Loss from continuing operations before income taxes	(1,385)	(1,658)
Benefit for federal and state income taxes	(344)	(390)

Loss from continuing operations	(1,041)	(1,268)
Income (loss) from discontinued operations, net of income taxes	(25)	23

Net loss	$(1,066)	$(1,245)

Income (loss) per share:
From continuing operations	$(0.12)	$(0.14)
From discontinued operations

Basic and diluted net loss per share	$(0.12)	$(0.14)

Shares used in computation of basic and diluted net loss per share	8,728	8,720
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
(in thousands, except share and per-share amounts)
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,367	$6,510
Receivables, net	30,062	30,498
Deferred income taxes	785	785
Prepaid expenses and other assets	4,291	3,855
Television and radio broadcast rights	5,410	5,934
Assets held for sale	65	37

Total current assets	46,980	47,619
Restricted cash		52,365
Marketable securities, at market value	101,910	129,223
Cash value of life insurance and retirement deposits	17,010	16,809
Television and radio broadcast rights	268	7
Goodwill	52,293	37,361
Intangible assets	78,800	42,782
Investment in equity investee	2,613	2,635
Deferred financing fees and other assets	6,184	9,072
Assets held for sale	2,053	2,053
Property, plant and equipment, net	148,507	146,008

Total Assets	$456,618	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior credit facility	$8,000	$
Trade accounts payable	4,258	3,737
Accrued payroll and related benefits	6,187	7,614
Interest payable	559	3,773
Television and radio broadcast rights payable	3,393	4,940
Income taxes payable	1,070	3,959
Current portion of accrued retirement benefits	1,230	1,230
Other current liabilities	5,187	4,218
Liabilities of businesses held for sale	102	100

Total current liabilities	29,986	29,571
Long-term debt	150,000	150,000
Accrued retirement benefits	18,562	18,552
Deferred income taxes	34,377	45,274
Other liabilities	8,879	9,140

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,729,238 as of March 31, 2008 and 8,725,516 as of December 31, 2007	10,912	10,907
Capital in excess of par	10,374	10,220
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	65,125	82,818
Accumulated loss	(1,949)	(1,958)
Prior service cost	(173)	(181)
Retained earnings	130,525	131,591

Total Stockholders’ Equity	214,814	233,397

Total Liabilities and Stockholders’ Equity	$456,618	$485,934

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31
	2008	2007
(in thousands)
(Unaudited)
Cash flows from operating activities
Net loss	$(1,066)	$(1,245)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,127	2,841
Deferred income taxes	(1,370)	(374)
Amortization of deferred financing fees	158	158
Amortization of program rights	2,446	2,423
Payments for television and radio broadcast rights	(3,483)	(3,556)
Equity in operations of equity investees	22	17
Stock-based compensation	165	147
Other	57	(4)
Change in operating assets and liabilities
Receivables	436	2,591
Prepaid expenses and other current assets	(670)	(534)
Cash value of life insurance and retirement deposits	(201)	(229)
Other assets	(22)	(107)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(3,190)	(4,100)
Income taxes receivable and payable	(2,889)	(101)
Accrued retirement benefits	10	76
Other liabilities	(430)	(60)

Net cash used in operating activities	(6,900)	(2,057)

Cash flows from investing activities
Purchase of investments available-for-sale	(22)	(172)
Proceeds from sale of investments available-for-sale	110
(Increase) decrease in restricted cash	52,365	(157)
Purchase of television stations	(52,365)
Purchase of property, plant and equipment	(1,296)	(3,134)

Net cash used in investing activities	(1,208)	(3,463)

Cash flows from financing activities
Borrowings under borrowing agreements	8,000
Payment of capital lease obligation	(35)
Proceeds from exercise of stock options		34

Net cash provided by financing activities	7,965	34

Net decrease in cash and cash equivalents	(143)	(5,486)
Cash and cash equivalents, beginning of period	6,510	7,477

Cash and cash equivalents, end of period	$6,367	$1,991

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
	March 31
	2008	2007
(in thousands)
(Unaudited)
Net loss	$(1,066)	$(1,245)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(27,231)	11,658
Effect of income taxes	9,531	(4,080)

Accumulated loss	13
Effect of income taxes	(4)

Prior service cost	12
Effect of income taxes	(4)

Reclassification adjustment for losses included in net loss	11
Effect of income taxes	(4)

Other comprehensive income (loss)	(17,676)	7,578

Comprehensive income (loss)	$(18,742)	$6,333

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair statement, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.
          Reclassifications
     Certain amounts in the 2007 condensed consolidated statement of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling approximately $1.5 million for the three months ended March 31, 2007, which were previously reported within “Selling, general and administrative expenses”, are now reported within “Direct operating costs”. The reclassifications have no effect on income from operations, shareholders’ equity, cash flows from operating, or investing or financing activities.
2. Summary of Significant Accounting Policies
     The significant accounting policies used in preparation of the consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Additional significant accounting policies for 2008 are disclosed below.
          Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. The adoption of SFAS 157 did not have any impact on the Company’s results of operations, financial position or cash flows.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-tier hierarchy, which prioritizes the inputs used to measure fair value as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total		Significant
	Carrying	Quoted Prices in	Other	Significant
	Value as of	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Marketable Securities	$101,910	$101,910
(see Note 13)

Total	$101,910	$101,910	$—	$—

3. Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The Company has not yet determined the impact, if any, that adoption of FAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.
4. Acquisitions
     On August 3, 2007 the Company signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”), pending FCC approval and other closing conditions. On January 1, 2008, the Company finalized the purchase of the stations for $55.3 million in cash. This acquisition serves to diversify the Company’s broadcast operations, and continues the Company’s strategy of creating duopolies in the markets it serves. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. The Company’s purchase price allocations are preliminary and have not been finalized. The Company does not anticipate any significant differences between current values recorded and the fair values upon finalizing the purchase price allocation. The purchase price of the stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets — FCC licenses (indefinite life, non-amortizing)	$32,200
Intangible assets — Network affiliation agreement (useful life of 15 years)	3,900
Goodwill (non-amortizing, tax deductible)	14,932
Property, plant and equipment	4,281

$55,313

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
     Operational data for the radio stations is summarized as follows (in thousands):

	Three months ended
	March 31
	2008	2007
Revenue	$360	$444
Income (loss) from discontinued operations:
Discontinued operating activities	$(39)	$35
Income tax effect	14	(12)

	$(25)	$23

     The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	March 31	December 31
	2008	2007
Goodwill, net	$645	$645
Property, plant and equipment, net	643	643
Intangible assets	765	765
Other assets	65	37

	$2,118	$2,090

Liabilities of businesses held for sale	$102	$100

6. Senior Credit Facility
     On September 20, 2004, the Company entered into a six-year senior credit facility (the “Revolver”), expiring 2010. The Revolver provides for borrowings up to $20.0 million and is secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. Amounts borrowed under the Revolver bear interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. At March 31, 2008, $8.0 million was outstanding under the Revolver, at an interest rate of 5.36%. No amounts were outstanding under the Revolver at December 31, 2007.
7. Television and Radio Broadcast Rights and Other Broadcast Commitments
     The Company acquires television and radio broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
     At March 31, 2008, the Company had commitments under license agreements amounting to $39.1 million for future rights to broadcast television and radio programs through 2013, and $1.6 million in related fees primarily associated with the Company’s contract to broadcast Seattle Mariners baseball games in 2008. The broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the Company has commitments for monthly payments totaling $6.2 million through 2011.
     8. Retirement Benefits
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
     The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended
	March 31
	2008	2007
Interest cost	$275	$266
Amortization of loss	15	11

Net periodic pension cost	$290	$277

The discount rate used to determine net periodic pension cost was 5.88% and 5.80% for 2008 and 2007, respectively.

9. Income (loss) per share
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
Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Three months
	ended March 31
	2008	2007
Loss from continuing operations	$(1,041)	$(1,268)
Income (loss) from discontinued operations, net of income taxes	(25)	23

Net loss	$(1,066)	$(1,245)

Shares used in computation of basic and diluted net loss per share	8,728	8,720

Income (loss) per share:
From continuing operations	$(0.12)	$(0.14)
From discontinued operations

Basic and diluted net loss per share	$(0.12)	$(0.14)

     The effect of 38,287 restricted stock rights and options to purchase 274,255 shares are excluded from the calculation of weighted average shares outstanding for the three-month period ended March 31, 2008, because such rights and options were anti-dilutive due to the loss from continuing operations for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
     The effect of 21,650 restricted stock rights and options to purchase 199,625 shares are excluded from the calculation of weighted average shares outstanding for the three-month period ended March 31, 2007, because such rights and options were anti-dilutive due to the loss from continuing operations for the period; therefore, there is no difference in the calculation between basic and diluted per-share amounts.
10. Stock-Based Compensation
Stock-based compensation expense related to stock-based awards under SFAS 123(R) totalled $165,000 and $147,000 for the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
11. Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2006 and onward. In April 2007, the IRS completed their fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 1999 — 2002, and the Company agreed on and paid final settlement in the amount of $1.1 million. The IRS has completed a field examination of the Company’s 2003 — 2005 U.S. tax returns during the three-month period ended March 31, 2008, and the Company has received and paid final notice of settlement in the amount of $68,000. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $135,000 and an increase in interest expense of $113,000 were recognized for the three months ended March 31, 2008 and 2007, respectively. The revisions to interest expense for the three months ended March 31, 2008 are a result of final settlement of the IRS examination of the Company’s 2003 — 2005 income tax returns. As of March 31, 2008, the Company had no accrued interest related to uncertain tax positions, while $218,000 was accrued as of December 31, 2007.
     As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated as 30% and 24% for the three months ended March 31, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 period was higher than in the same period in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pretax income or loss.
12. Segment Information
     The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 21 network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants. Revenue for each segment is as follows (in thousands):

	Three months
	ended March 31
	2008	2007
Television	$27,935	$24,598
Radio	6,515	6,908
Fisher Plaza	3,313	2,775
Corporate and eliminations	(42)	(38)

	$37,721	$34,243

     Inter-segment sales amounted to $42,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.
     The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

	Three months
	ended March 31
	2008	2007
Television	$2,155	$1,919
Radio	(330)	301
Fisher Plaza	1,414	924
Corporate and eliminations	(1,266)	(1,308)

	$1,973	$1,836

     The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated loss from continuing operations before income taxes (in thousands):

	Three months
	ended March 31
	2008	2007
Total segment income from continuing operations before interest and income taxes	$1,973	$1,836
Interest expense	(3,358)	(3,494)

Consolidated loss from continuing operations before income taxes	$(1,385)	$(1,658)

Identifiable assets for each segment are as follows (in thousands):

	March 31	December 31
	2008	2007
Total assets
Television	$187,628	$136,341
Radio	20,713	20,030
Fisher Plaza	116,257	117,688
Corporate and eliminations	129,902	209,785

	454,500	483,844
Assets held for sale	2,118	2,090

	$456,618	$485,934

     Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally marketable securities.
13. Subsequent Events
     On April 28, 2008, the Company terminated its agreement with its national advertising representation firm. The successor firm will satisfy the Company’s contractual termination obligation to the predecessor firm with no cash payment made by the Company. In the second quarter of 2008, the Company will recognize a non-cash termination charge of approximately $7.4 million to selling, general and administrative expenses and amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, the Company will recognize a non-cash benefit of approximately $2.3 million in the second quarter of 2008, representing the remaining unamortized balance of the Company’s 2005 non-cash charge resulting from the termination of its national advertising representation agreement.
     In April 2008, Liberty Mutual Group announced that it had agreed to acquire all outstanding shares of Safeco Corporation common stock for $68.25 per share in cash. According to Safeco’s public disclosures, the proposed transaction has been approved by the Boards of Directors of both companies, and is not subject to financing contingencies. Safeco also announced that the transaction is subject to approval by Safeco’s shareholders as well as the customary regulatory approvals and conditions and that the transaction is expected to close by the end of the third quarter of 2008. At the proposed offer price of $68.25 per share, the Company’s current holdings of approximately 2.3 million shares of common stock of Safeco Corporation have a value of $157.2 million. The book basis of the Company’s Safeco shares totals approximately $781,000. The fair value of the Company’s investment in Safeco Corporation common stock as of March 31, 2008 was $101.0 million. Based on the closing per-share sale price as reported on the New York Stock Exchange of $66.90, the fair value of the Company’s investment in Safeco Corporation common stock as of May 1, 2008 was approximately $154.0 million.
14. Financial Information for Guarantors
     The Company has $150.0 million of 8.625% senior notes outstanding, due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the 100% owned subsidiaries of the Company.
     Presented below are condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 and the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended March 31, 2008

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$37,727	$(6)	$37,721

Costs and expenses
Direct operating costs	70	17,381	43	17,494
Selling, general and administrative expenses	2,493	11,263	(49)	13,707
Amortization of program rights		2,446		2,446
Depreciation and amortization	231	2,896		3,127

	2,794	33,986	(6)	36,774

Income (loss) from operations	(2,794)	3,741		947

Other income, net	1,037	(11)		1,026

Equity in income of subsidiaries	2,296		(2,296)	—

Interest expense, net	(3,335)	(23)		(3,358)

Income (loss) from continuing operations before income taxes	(2,796)	3,707	(2,296)	(1,385)
Provision (benefit) for federal and state income taxes	(1,730)	1,386		(344)

Income (loss) from continuing operations	(1,066)	2,321	(2,296)	(1,041)

Loss from discontinued operations, net of income taxes		(25)		(25)

Net income (loss)	$(1,066)	$2,296	$(2,296)	$(1,066)

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2007

		100% Owned		Fisher
	Fisher	Guarantor		Communications, Inc.
(in thousands, except per-share amounts)	Communications, Inc.	Subsidiaries	Eliminations	and Subsidiaries

Revenue	$	$34,248	$(5)	$34,243
Costs and expenses
Direct operating costs		15,766	50	15,816
Selling, general and administrative expenses	2,229	10,323	(55)	12,497
Amortization of program rights		2,423		2,423
Depreciation and amortization	72	2,769		2,841

	2,301	31,281	(5)	33,577

Income (loss) from operations	(2,301)	2,967		666
Other income, net	980	190		1,170
Equity in income of subsidiaries	2,044		(2,044)	—
Interest expense, net	(3,494)			(3,494)

Income (loss) from continuing operations before income taxes	(2,771)	3,157	(2,044)	(1,658)
Provision (benefit) for federal and state income taxes	(1,526)	1,136		(390)

Income (loss) from continuing operations	(1,245)	2,021	(2,044)	(1,268)
Income from discontinued operations, net of income taxes		23		23

Net income (loss)	$(1,245)	$2,044	$(2,044)	$(1,245)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of March 31, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$5,275	$1,092	$		$6,367
Receivables, net	642	29,420			30,062
Due from affiliate	10,975			(10,975)	—
Deferred income taxes	123	662			785
Prepaid expenses and other assets	381	3,910			4,291
Television and radio broadcast rights		5,410			5,410
Assets held for sale		65			65

Total current assets	17,396	40,559		(10,975)	46,980
Marketable securities, at market value	100,997	913			101,910
Investment in consolidated subsidiaries	273,012			(273,012)	—
Cash value of life insurance and retirement deposits	17,010				17,010
Television and radio broadcast rights		268			268
Goodwill		52,293			52,293
Intangible assets		78,800			78,800
Investment in equity investee		2,613			2,613
Deferred financing fees and other assets	3,752	2,432			6,184
Assets held for sale		2,053			2,053
Property, plant and equipment, net	958	147,549			148,507

Total Assets	$413,125	$327,480		$(283,987)	$456,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$8,000	$	$		$8,000
Trade accounts payable	896	3,362			4,258
Due to affiliate		10,975		(10,975)	—
Accrued payroll and related benefits	901	5,286			6,187
Interest payable	559				559
Television and radio broadcast rights payable		3,393			3,393
Income taxes payable		1,070			1,070
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	799	4,388			5,187
Liabilities of businesses held for sale		102			102

Total current liabilities	12,385	28,576		(10,975)	29,986
Long-term debt	150,000				150,000
Accrued retirement benefits	18,562				18,562
Deferred income taxes	17,364	17,013			34,377
Other liabilities		8,879			8,879

Stockholders’ Equity
Common stock	10,912	1,131		(1,131)	10,912
Capital in excess of par	10,374	164,234		(164,234)	10,374
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	65,125				65,125
Accumulated loss	(1,949)				(1,949)
Prior service cost	(173)				(173)
Retained earnings	130,525	107,647		(107,647)	130,525

Total Stockholders’ Equity	214,814	273,012		(273,012)	214,814

Total Liabilities and Stockholders’ Equity	$413,125	$327,480		$(283,987)	$456,618

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$5,804	$706	$		$6,510
Receivables, net	582	29,916			30,498
Due from affiliate		40,567		(40,567)
Deferred income taxes	123	662			785
Prepaid expenses and other assets	237	3,618			3,855
Television and radio broadcast rights		5,934			5,934
Assets held for sale		37			37

Total current assets	6,746	81,440		(40,567)	47,619
Restricted cash	52,365				52,365
Marketable securities, at market value	128,201	1,022			129,223
Investment in consolidated subsidiaries	270,717			(270,717)
Cash value of life insurance and retirement deposits	16,809				16,809
Television and radio broadcast rights		7			7
Goodwill		37,361			37,361
Intangible assets		42,782			42,782
Investments in equity investee		2,635			2,635
Deferred financing fees and other assets	3,913	5,159			9,072
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,030	144,978			146,008

Total Assets	$479,781	$317,437		$(311,284)	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$924	$2,813	$		$3,737
Due to affiliate	40,567			(40,567)
Accrued payroll and related benefits	1,656	5,958			7,614
Interest payable	3,773				3,773
Television and radio broadcast rights payable		4,940			4,940
Income taxes payable		3,959			3,959
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,033	3,185			4,218
Liabilities of businesses held for sale		100			100

Total current liabilities	49,183	20,955		(40,567)	29,571
Long-term debt	150,000				150,000
Accrued retirement benefits	18,552				18,552
Deferred income taxes	28,590	16,684			45,274
Other liabilities	59	9,081			9,140

Stockholders’ Equity
Common stock	10,907	1,131		(1,131)	10,907
Capital in excess of par	10,220	164,234		(164,234)	10,220
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	82,818				82,818
Accumulated loss	(1,958)				(1,958)
Prior service cost	(181)				(181)
Retained earnings	131,591	105,352		(105,352)	131,591

Total Stockholders’ Equity	233,397	270,717		(270,717)	233,397

Total Liabilities and Stockholders’ Equity	$479,781	$317,437		$(311,284)	$485,934

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

Net cash provided by (used in) operating activities	$(8,369)	$1,469	$		$(6,900)

Cash flows from investing activities
Purchase of investments available-for-sale		(22)			(22)
Proceeds from sale of investments available-for-sale		110			110
Decrease in restricted cash	52,365				52,365
Purchase of television stations	(52,365)				(52,365)
Purchase of property, plant and equipment	(160)	(1,136)			(1,296)

Net cash used in investing activities	(160)	(1,048)		—	(1,208)

Cash flows from financing activities
Borrowings under borrowing agreements	8,000				8,000
Payment of capital lease obligation		(35)			(35)

Net cash provided by (used in) financing activities	8,000	(35)		—	7,965

Net increase (decrease) in cash and cash equivalents	(529)	386		—	(143)
Cash and cash equivalents, beginning of period	5,804	706		—	6,510

Cash and cash equivalents, end of period	$5,275	$1,092		$—	$6,367

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the three months ended March 31, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$(5,885)	$3,434	$394	$(2,057)

Cash flows from investing activities
Purchases of investments available-for-sale		(172)		(172)
Increase in restricted cash		(157)		(157)
Purchase of property, plant and equipment	(29)	(3,105)		(3,134)

Net cash used in investing activities	(29)	(3,434)	—	(3,463)

Cash flows from financing activities
Proceeds from exercise of stock options	34			34

Net cash provided by financing activities	34	—	—	34

Net increase (decrease) in cash and cash equivalents	(5,880)	—	394	(5,486)
Cash and cash equivalents, beginning of period	8,544	—	(1,067)	7,477

Cash and cash equivalents, end of period	$2,664	$—	$(673)	$1,991

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as `aims, anticipates, believes, estimates, expects, hopes, intends, plans, predicts, projects or targets’ or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 14, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
     This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three-month period ended March 31, 2008, compared with the corresponding period in 2007.
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
     Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately sixty-five percent of our television broadcasting revenue, are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, and the remainder of our television stations are affiliated with Univision or its sister station Telefutura. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
     In August 2007, we signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”) and on January 1, 2008 we completed the purchase of the stations for $55.3 million in cash.

     In April 2008, Liberty Mutual Group announced that it had agreed to acquire all outstanding shares of Safeco Corporation common stock for $68.25 per share in cash. According to Safeco’s public disclosures, the proposed transaction has been approved by the Boards of Directors of both companies, and is not subject to financing contingencies. Safeco also announced that the transaction is subject to approval by Safeco’s shareholders as well as the customary regulatory approvals and conditions and that the transaction is expected to close by the end of the third quarter of 2008. At the proposed offer price of $68.25 per share, our current holdings of approximately 2.3 million shares of common stock of Safeco Corporation have a value of $157.2 million. The book basis of our Safeco shares totals approximately $781,000. The fair value of our investment in Safeco Corporation common stock as of March 31, 2008 was $101.0 million. Based on the closing per-share sale price as reported on the New York Stock Exchange of $66.90, the fair value of our investment in Safeco Corporation common stock as of May 1, 2008 was approximately $154.0 million.
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
     In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of March 31, 2008, approximately 98% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2007. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.
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
Critical Accounting Policies
     The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used in determining the recoverability of goodwill and other indefinite-lived intangible assets, the recoverability of long-lived tangible assets, the value of television and radio broadcast rights, the cost of pension programs, the amount of tax accruals, the amount of the allowance for doubtful accounts, the existence of and accounting for variable interest entities and the amount of stock-based compensation. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.
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
Consolidated Results of Operations
     We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 21 network-affiliated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

     Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three months
	ended March 31		Variance
(Dollars in thousands)	2008	2007	$	%
Revenue
Television	$27,935	$24,598	$3,337	13.6%
Radio	6,515	6,908	(393)	-5.7%
Fisher Plaza	3,313	2,775	538	19.4%
Corporate and eliminations	(42)	(38)	(4)

Consolidated	37,721	34,243	3,478	10.2%
Direct operating costs
Television	13,064	11,445	1,619	14.1%
Radio	3,020	3,010	10	0.3%
Fisher Plaza	927	895	32	3.6%
Corporate and eliminations	483	466	17	3.6%

Consolidated	17,494	15,816	1,678	10.6%
Selling, general and administrative expenses
Television	8,723	7,521	1,202	16.0%
Radio	3,137	3,123	14	0.4%
Fisher Plaza	140	127	13	10.2%
Corporate and eliminations	1,707	1,726	(19)	-1.1%

Consolidated	13,707	12,497	1,210	9.7%
Amortization of program rights
Television	1,991	2,146	(155)	-7.2%
Radio	455	277	178	64.3%

Consolidated	2,446	2,423	23	0.9%
Depreciation and amortization
Television	1,987	1,715	272	15.9%
Radio	233	225	8	3.6%
Fisher Plaza	832	829	3	0.4%
Corporate and eliminations	75	72	3	4.2%

Consolidated	3,127	2,841	286	10.1%
Income (loss) from operations
Television	2,170	1,771	399
Radio	(330)	273	(603)
Fisher Plaza	1,414	924	490
Corporate and eliminations	(2,307)	(2,302)	(5)

Consolidated	947	666	281

Other income, net	1,026	1,170	(144)
Interest expense, net	(3,358)	(3,494)	136

Loss from continuing operations before income taxes	(1,385)	(1,658)	273
Benefit for federal and state income taxes	(344)	(390)	46

Loss from continuing operations	(1,041)	(1,268)	227
Income (loss) from discontinued operations, net of income taxes	(25)	23	(48)

Net loss	$(1,066)	$(1,245)	$179

Reclassifications
Certain amounts in the 2007 condensed consolidated statement of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling approximately $1.5 million for the three months ended March 31, 2007, which were previously reported within “Selling, general and administrative expenses,” are now reported within “Direct operating costs.”

Comparison of the Three-Month Periods Ended March 31, 2008 and March 31, 2007
Revenue
     Television revenue increased in the three-month period ended March 31, 2008 compared to the same period in 2007, primarily due to the acquisition of the two Bakersfield, California television stations on January 1, 2008. These new stations contributed $2.7 million in additional television revenue in the three-month period ended March 31, 2008. In addition, revenues from our growing Spanish-language television stations have increased significantly. Revenues from our ABC-affiliated stations increased 2.3% in the three-month period ended March 31, 2008 as compared to the same period in 2007, due primarily to increased local revenue. Revenues from our CBS-affiliated stations, excluding the new Bakersfield, California CBS affiliate, decreased 5.0% over the same period, due primarily to reduced national and local revenue.
     In May 2005, we signed agreements with ABC to renew that network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation, and we are recognizing network compensation revenue on a straight-line basis over the terms of the agreements. In November 2006, we entered into affiliation agreements with Univision for our Spanish-language television stations for terms extending into 2011. With the acquisition of the two Bakersfield, California television stations in January 2008, we assumed the stations’ existing network affiliation agreements with CBS and FOX, expiring in March 2016 and June 2010, respectively.
     Radio revenue decreased in the three-month period ended March 31, 2008, as compared to the same period in 2007, primarily as a result of decreased local and national revenue. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
     The revenue increase at Fisher Plaza in the three-month period ended March 31, 2008, as compared to the same period in 2007, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
     Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
     The increase in direct operating costs for the television segment in the three-month period ended March 31, 2008 compared to the same period in 2007, is primarily the result of costs associated with operating our new Bakersfield television stations, in addition to increasing expenses associated with our growing Internet business.
     Direct operating costs remained relatively flat at our radio segment and Fisher Plaza in the three-month period ended March 31, 2008 as compared to the same period in 2007.
     The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.
Selling, general and administrative expenses
     The increase in selling, general and administrative expenses in the television segment in the three -month period ended March 31, 2008 compared to the same period in 2007, was due primarily to costs associated with operating our new Bakersfield television stations, as well as increasing expenses associated with our growing Internet business.
     Selling, general and administrative expenses remained relatively flat at our radio segment, Fisher Plaza and the corporate group in the three-month period ended March 31, 2008 as compared to the same period in 2007.

Amortization of program rights
     Amortization of program rights for the television segment decreased 7.2% in the three-month period ended March 31, 2008 compared to the same period in 2007, due primarily to renewal of several syndicated television programming contracts at reduced rates.
     Amortization of program rights for the radio segment are related to the agreement to broadcast Seattle Mariners baseball games, and increased in the three-month period ended March 31, 2008 compared to the same period in the prior year. This rise in expense is due primarily to an increase in the annual fee amount for the 2008 season, in addition to the timing of opening day (opening day for the 2008 baseball season occurred in the first quarter, whereas opening day in the prior year did not occur until the second quarter of 2007).
Depreciation and amortization
     Depreciation and amortization for the television segment increased in the three-month period ended March 31, 2008 compared to the same period in 2007, due primarily to the acquisition of the two new Bakersfield stations in January 2008.
     Depreciation and amortization for the other segments remained relatively flat in the three-month period ended March 31, 2008 compared to the same period in 2007.
Other income, net
     Other income, net, includes dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The decrease in the three-months ended March 31, 2008 compared to the same period in 2007 was a result of a reduction in interest income, due to a decrease in average cash and restricted cash balances and falling interest rates.
Interest expense, net
     Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees. Interest expense in the three-month period ended March 31, 2008 decreased from the same period in 2007, as the first quarter of 2007 included interest expense recognized related to uncertain tax positions, while the first quarter of 2008 included a net reduction in interest expense related to final determination of uncertain tax positions.
Benefit for federal and state income taxes
     The provision for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in benefit for federal and state income taxes were primarily due to fluctuating loss from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco corporate common stock (70% exclusion rate), and changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity). As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate, which is estimated as 30% and 24% for the three months ended March 31, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 period was higher than in the same period in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Income (loss) from discontinued operations, net of income taxes
     The income (loss) from discontinued operations is related to our small-market radio stations sold or held for sale, and is presented net of income taxes. As of March 31, 2008, five stations remain classified as held for sale (see Note 5 to the condensed consolidated financial statements).
Liquidity and capital resources
     Our current assets as of March 31, 2008 included cash and cash equivalents totalling $6.4 million, and we had working capital of $17.0 million. As of December 31, 2007, our current assets included cash and cash equivalents totalling $6.5 million, and we had working capital of $18.0 million. We have $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Additionally, we have a senior credit facility, expiring 2010, with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property and our investment in shares of Safeco Corporation common stock). As of March 31, 2008, $8.0 million was outstanding under this credit facility. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of March 31, 2008, no cash was restricted, and $12.0 million was available under the credit facility.
     In August 2007, we signed an agreement to purchase the assets of two television stations in the Bakersfield, California DMA and on January 1, 2008 we completed the purchase of the stations for $55.3 million in cash.
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
     As noted above, Liberty Mutual Group announced that it had agreed to acquire all outstanding shares of Safeco Corporation common stock for $68.25 per share in cash, subject to shareholder and regulatory approvals. At the proposed offer price, our current holdings of approximately 2.3 million shares have a value of $157.2 million. The book basis of our Safeco shares totals approximately $781,000. The fair value of our investment as of March 31, 2008 was $101.0 million. Based on the closing per-share sale price of $66.90 on May 1, 2008 as reported on the New York Stock Exchange, the fair value of our investment as of such date was approximately $154.0 million.
     Net cash used in operating activities during the three-months ended March 31, 2008 was $6.9 million, compared to $2.1 million in the comparable period in 2007. Net cash used in operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, changes in deferred income tax and changes in operating assets and liabilities.
     Net cash used in investing activities during the three-month period ended March 31, 2008 was $1.2 million, compared to $3.5 million in the comparable period in 2007. During the three months ended March 31, 2008, we used $52.4 million of restricted cash to complete the purchase of two television stations in Bakersfield, and used $1.3 million of cash to purchase property, plant and equipment. During the three months ended March 31, 2007, cash flows related to investing activities consisted primarily of $3.1 million in purchases of property plant and equipment. Broadcasting is a capital-intensive business; however, we have no significant commitments for the purchase of capital items.
     Net cash provided by financing activities in the three months ended March 31, 2008 was $8.0 million, compared to $34,000 in the comparable period in 2007. Net cash provided by financing activities in the three months ended March 31, 2008 consisted primarily of borrowings under our revolving credit facility.
     We are subject to various debt covenants and other restrictions – including the requirement for early payments upon the occurrence of certain events, including the sale of assets – the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at March 31, 2008.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The Company has not yet determined the impact, if any, that adoption of FAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of March 31, 2008 is at a fixed rate. As of March 31, 2008, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2008 was approximately $151.5 million, which was approximately $1.5 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2008, amounted to approximately $6.3 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of March 31, 2008 was $101.9 million, compared to $129.2 million as of December 31, 2007. Marketable securities consist primarily of 2.3 million shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of March 31, 2008, these shares represented 2.6% of the outstanding common stock of Safeco Corporation. We have classified the investments as available-for-sale under applicable accounting standards. A hypothetical 10% change in market prices underlying these securities would result in a $10.2 million change in the fair value of the marketable securities portfolio. Although changes in securities prices would affect the fair value of the marketable securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended March 31, 2008, these disclosure controls and procedures are effective in ensuring that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that, as of the end of the Company’s fiscal quarter ended March 31, 2008, the disclosure controls and procedures are effective in ensuring that the information required to be reported is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no changes in internal control over financial reporting during the first fiscal quarter of 2008 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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
Item 1A. Risk Factors
There have not been any material changes during the quarter ended March 31, 2008 to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
10.1*	Fisher Communications, Inc. Management Short-Term Incentive Plan.

10.2*	Target Bonuses for Named Executive Officers under Fisher Communications, Inc. Management Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC. (Registrant)
Dated: May 9, 2008	/s/ Jodi A. Colligan
Jodi A. Colligan
Vice President Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Fisher Communications, Inc. Management Short-Term Incentive Plan.

10.2*	Target Bonuses for Named Executive Officers under Fisher Communications, Inc. Management Short-Term Incentive Plan.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.