Form 10-Q
period 2008-06-30
FISHER COMMUNICATIONS INC
filed 2008-08-08
CIK 1034669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-22439
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
Common Stock, $1.25 par value, outstanding as of August 1, 2008: 8,732,860

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
     The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.
1.	Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2008 and 2007

2.	Condensed Consolidated Balance Sheets: June 30, 2008 and December 31, 2007

3.	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2008 and 2007

4.	Condensed Consolidated Statements of Comprehensive Income: Three and six months ended June 30, 2008 and 2007

5.	Unaudited Notes to Condensed Consolidated Financial Statements
EXHIBIT 3.1
EXHIBIT 4.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
(in thousands, except per-share amounts)	June 30		June 30
(Unaudited)	2008	2007	2008	2007

Revenue	$83,013	$75,542	$45,292	$41,299

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $5,160, $4,886, $2,562, and $2,593, respectively, and amortization of program rights of $9,461, $9,434, $7,015, and $7,011, respectively, reported separately below)	35,375	31,081	17,881	15,265
Selling, general and administrative expenses	34,881	25,202	21,174	12,705
Amortization of program rights	9,461	9,434	7,015	7,011
Depreciation and amortization	6,253	5,857	3,126	3,016

	85,970	71,574	49,196	37,997

Income (loss) from operations	(2,957)	3,968	(3,904)	3,302
Other income, net	105,756	2,296	104,730	1,126
Interest expense, net	(6,902)	(6,904)	(3,544)	(3,410)

Income (loss) from continuing operations before income taxes	95,897	(640)	97,282	1,018
Provision (benefit) for federal and state income taxes	33,282	(71)	33,626	319

Income (loss) from continuing operations	62,615	(569)	63,656	699
Income (loss) from discontinued operations, net of income taxes	(7)	1,580	18	1,557

Net income	$62,608	$1,011	$63,674	$2,256

Income (loss) per share:
From continuing operations	$7.17	$(0.06)	$7.29	$0.08
From discontinued operations	—	0.18	—	0.18

Net income per share	$7.17	$0.12	$7.29	$0.26

Income (loss) per share assuming dilution:
From continuing operations	$7.17	$(0.06)	$7.29	$0.08
From discontinued operations	—	0.18	—	0.18

Net income per share assuming dilution	$7.17	$0.12	$7.29	$0.26

Weighted average shares outstanding	8,730	8,721	8,731	8,722

Weighted average shares outstanding assuming dilution	8,732	8,727	8,735	8,729
See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	June 30	December 31
(Unaudited)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$74,871	$6,510
Receivable from broker	14,412
Marketable securities, at market value	50,620
Receivables, net	33,560	30,498
Deferred income taxes	785	785
Prepaid expenses and other assets	4,275	3,855
Television and radio broadcast rights	2,596	5,934
Assets held for sale	29	37

Total current assets	181,148	47,619

Restricted cash		52,365
Marketable securities, at market value	893	129,223
Cash value of life insurance and retirement deposits	17,222	16,809
Television and radio broadcast rights	266	7
Goodwill	52,294	37,361
Intangible assets	78,626	42,782
Investment in equity investee	2,636	2,635
Deferred financing fees and other assets	4,997	9,072
Assets held for sale	2,053	2,053
Property, plant and equipment, net	149,581	146,008

Total Assets	$489,716	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$4,577	$3,737
Accrued payroll and related benefits	6,456	7,614
Interest payable	3,800	3,773
Television and radio broadcast rights payable	1,488	4,940
Income taxes payable	20,212	3,959
Deferred income taxes	17,627
Current portion of accrued retirement benefits	1,230	1,230
Other current liabilities	5,934	4,218
Liabilities of businesses held for sale	121	100

Total current liabilities	61,445	29,571
Long-term debt	150,000	150,000
Accrued retirement benefits	18,563	18,552
Deferred income taxes	729	45,274
Other liabilities	12,651	9,140

Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,731,402 as of June 30, 2008 and 8,725,516 as of December 31, 2007	10,914	10,907
Capital in excess of par	10,630	10,220
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	32,690	82,818
Accumulated loss	(1,940)	(1,958)
Prior service cost	(165)	(181)
Retained earnings	194,199	131,591

Total Stockholders’ Equity	246,328	233,397

Total Liabilities and Stockholders’ Equity	$489,716	$485,934

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in thousands)	June 30
(Unaudited)	2008	2007

Cash flows from operating activities
Net income	$62,608	$1,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,253	5,857
Deferred income taxes	74	(56)
Dividends from equity investee		150
Amortization of deferred financing fees	316	316
Amortization of program rights	9,461	9,434
Payments for television and radio broadcast rights	(9,588)	(9,704)
Gain on sale of marketable securities	(103,621)
Gain on sale of radio station		(1,491)
Net non-cash contract termination fee	4,990	—
Amortization of non-cash contract termination fee	(533)	(434)
Equity in operations of equity investees	(1)	22
Stock-based compensation	426	328
Other	182	91
Change in operating assets and liabilities
Receivables	(3,062)	(1,584)
Prepaid expenses and other current assets	(618)	(1,123)
Cash value of life insurance and retirement deposits	(413)	(396)
Other assets	1,005	619
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	818	(2,643)
Income taxes receivable and payable	16,253	(101)
Accrued retirement benefits	11	40
Other liabilities	(483)	346

Net cash provided by (used in) operating activities	(15,922)	682

Cash flows from investing activities
Purchases of marketable securities	(56)	(177)
Proceeds from sales of marketable securities	89,845
Proceeds from sale of radio station		2,869
Purchase of television stations	(52,365)	(4,931)
Decrease in restricted cash	52,365	8,473
Purchase of property, plant and equipment	(5,436)	(4,638)

Net cash provided by investing activities	84,353	1,596

Cash flows from financing activities
Borrowings under borrowing agreements	14,000	6,000
Payments on borrowing agreements	(14,000)	(6,000)
Payment of capital lease obligation	(70)
Proceeds from exercise of stock options		34

Net cash provided by (used in) financing activities	(70)	34

Net increase in cash and cash equivalents	68,361	2,312
Cash and cash equivalents, beginning of period	6,510	7,477

Cash and cash equivalents, end of period	$74,871	$9,789

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended		Three months ended
(in thousands)	June 30		June 30
(Unaudited)	2008	2007	2008	2007

Net income	$62,608	$1,011	$63,674	$2,256

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	26,491	(840)	53,722	(12,498)
Effect of income taxes	(9,272)	294	(18,803)	4,374

Accumulated loss	27	21	14	21
Effect of income taxes	(9)	(7)	(5)	(7)

Prior service cost	24	24	12	24
Effect of income taxes	(8)	(8)	(4)	(8)

Reclassification adjustment for gains included in net income	(103,611)	(8)	(103,622)	(8)
Effect of income taxes	36,264	3	36,268	3

Other comprehensive loss	(50,094)	(521)	(32,418)	(8,099)

Comprehensive income (loss)	$12,514	$490	$31,256	$(5,843)

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
          Reclassifications
     Certain amounts in the 2007 condensed consolidated statement of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2007, respectively, which were previously reported within “Selling, general and administrative expenses”, are now reported within “Direct operating costs”. The reclassifications have no effect on income from operations, shareholders’ equity, cash flows from operating, or investing or financing activities.
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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of $51.5 million at June 30, 2008 is measured using Level 1 inputs.
3. Recent Accounting Pronouncements
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), Business Combinations. The requirements of FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). The impact that FSP 142-3 will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.
     In February 2008, the FASB issued FSP No. FAS 157-2, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The Company has not yet determined the impact, if any, that adoption of FAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.
4. Sale of Safeco Corporation Common Stock
     In June 2008, the Company sold 1,548,956 shares of Safeco Corporation common stock, which represented 67.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds to the Company of approximately $104.1 million. Of this amount, $14.4 million is included in receivable from broker on the consolidated balance sheet at June 30, 2008, representing the sales proceeds from trades occurring in June 2008 that were not settled until July 2008. The book basis of the shares sold totalled approximately $526,000, resulting in a pre-tax gain on sale of $103.6 million, which is included in other income, net for the three and six-month periods ended June 30, 2008.
     In July 2008, the Company sold the remaining 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds to the Company of approximately $49.3 million. The book basis of the shares sold totalled approximately $256,000, resulting in a pre-tax gain on sale of $49.0 million.
      The Company’s debt agreements contain provisions that limit its ability to distribute proceeds from asset sales, which includes proceeds from the sale of the Company’s Safeco shares. In the event that the Company does not use the proceeds from asset sales for qualifying purposes within 365 days from the date of sale it will be required to offer to repurchase its outstanding senior notes at their principal amount. A copy of the indenture governing the Company’s senior notes has been filed as an exhibit to its Annual Report on Form 10-K.

5. Acquisitions
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

Intangible assets — FCC licenses (indefinite life, non-amortizing)	$32,200
Intangible assets — Network affiliation agreement (useful life of 15 years)	3,900
Goodwill (non-amortizing, tax deductible)	14,933
Property, plant and equipment	4,281

$55,314

6. Termination of Agreement with National Advertising Representation Firm
     On April 28, 2008, the Company terminated its agreement with its national advertising representation firm. The successor firm will satisfy the Company’s contractual termination obligation to the predecessor firm with no cash payment made by the Company. In the second quarter of 2008, the Company recognized a non-cash termination charge of approximately $7.3 million to selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, the Company recognized a non-cash benefit of approximately $2.3 million to selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of the Company’s 2005 non-cash charge resulting from the termination of its national advertising representation agreement.
7. Forfeiture of Non-Refundable Option Payment
     In November 2006, the Company finalized the purchase of two Oregon television stations (KUNP and KUNP LP) for $19.3 million. A second amendment to that purchase agreement in September 2006 included an additional $1.0 million payment for an option to purchase one to three additional television stations in the Northwest. In June 2008, after finalizing its evaluation of various acquisition alternatives, the Company determined that it would not exercise its option to purchase additional stations. Accordingly, the Company recognized a $1.0 million charge to selling, general and administrative expenses in the second quarter of 2008 for the forfeiture of the non-refundable option payment.
8. Discontinued Operations
     On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. At June 30, 2008, $1.0 million is held in escrow and is included in prepaid expenses and other assets, pending final resolution of claims made by the buyer against the escrow amount. The buyer filed a claim on May 7, 2008 asserting breach of representations and damages in excess of $1.0 million. The Company believes the claim is without merit and intends to vigorously pursue the release and collection of the escrow funds. The remaining five stations continue to be held for sale, and the Company anticipates completing the sale of these remaining stations in 2008. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying condensed consolidated financial statements. These stations were included in the Company’s radio segment.

     Operational data for the radio stations is summarized as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007
Revenue	$813	$977	$453	$533
Income (loss) from discontinued operations:
Discontinued operating activities	$(10)	$137	$29	$102
Gain on sale	—	2,294	—	2,294

	(10)	2,431	29	2,396
Income tax effect	3	(851)	(11)	(839)

	$(7)	$1,580	$18	$1,557

     The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	June 30	December 31
	2008	2007
Goodwill, net	$645	$645
Property, plant and equipment, net	643	643
Intangible assets	765	765
Other assets	29	37

	$2,082	$2,090

Liabilities of businesses held for sale	$121	$100
9. Television and Radio Broadcast Rights and Other Broadcast Commitments
     The Company acquires television and radio broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
     At June 30, 2008, the Company had commitments under license agreements amounting to $34.9 million for future rights to broadcast television and radio programs through 2013. The broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under the Joint Sales Agreement, the Company has commitments for monthly payments totaling $5.8 million through 2011.
10. Retirement Benefits
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

     The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007
Interest cost	$550	$532	$275	$266
Amortization of loss	30	22	15	11

Net periodic pension cost	$580	$554	$290	$277

     The discount rate used to determine net periodic pension cost was 5.88% and 5.80% for 2008 and 2007, respectively.
11. Income (loss) per share
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
     Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Six months		Three months
	ended June 30		ended June 30
	2008	2007	2008	2007
Income (loss) from continuing operations	$62,615	$(569)	$63,656	$699
Income (loss) from discontinued operations, net of income taxes	(7)	1,580	18	1,557

Net income	$62,608	$1,011	$63,674	$2,256

Weighted average shares outstanding — basic	8,730	8,721	8,731	8,722
Weighted effect of dilutive options and rights	2	6	4	7

Weighted average shares outstanding assuming dilution	8,732	8,727	8,735	8,729

Income (loss) per share:
From continuing operations	$7.17	$(0.06)	$7.29	$0.08
From discontinued operations	—	0.18	—	0.18

Net income per share	$7.17	$0.12	$7.29	$0.26

Income (loss) per share assuming dilution:
From continuing operations	$7.17	$(0.06)	$7.29	$0.08
From discontinued operations	—	0.18	—	0.18

Net income per share assuming dilution	$7.17	$0.12	$7.29	$0.26

     The effect of options to purchase 257,465 shares are excluded from the calculation of weighted average shares outstanding for each of the six and three-month periods ended June 30, 2008, because such options were anti-dilutive.

     The effect of options to purchase 200,685 and 176,625 shares are excluded from the calculation of weighted average shares outstanding for the six and three-month periods ended June 30, 2007, respectively, because such options were anti-dilutive.
12. Stock-Based Compensation
     Stock-based compensation expense related to stock-based awards under SFAS 123(R) totalled $426,000 and $328,000 for the six months ended June 30, 2008 and 2007, respectively, and $261,000 and $181,000 for the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
13. Income Taxes
     As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated as 35% and 20% for the six months ended June 30, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 period was higher than in the same period in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pretax income or loss.
     The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS completed a field examination of the Company’s 2003 to 2005 U.S. tax returns during March 2008 and the Company paid final notice of settlement in the amount of $68,000. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2008, the Company had no accrued interest related to uncertain tax positions, while $218,000 was accrued as of December 31, 2007.
14. Segment Information
     The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 20 network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.
     Revenue for each segment is as follows (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2008	2007	2008	2007
Television	$58,885	$51,578	$30,950	$26,980
Radio	17,665	18,351	11,150	11,443
Fisher Plaza	6,505	5,689	3,192	2,914
Corporate and eliminations	(42)	(76)		(38)

	$83,013	$75,542	$45,292	$41,299

     Inter-segment sales amounted to $42,000 and $76,000 for the six months ended June 30, 2008 and 2007, respectively, and zero and $38,000 for the three months ended June 30, 2008 and 2007, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.

     Income (loss) from continuing operations before interest and income taxes for each segment is as follows (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2008	2007	2008	2007
Television	$1,955	$6,417	$(200)	$4,498
Radio	(1,789)	(42)	(1,459)	(343)
Fisher Plaza	2,699	2,196	1,285	1,272
Corporate and eliminations	99,934	(2,307)	101,200	(999)

	$102,799	$6,264	$100,826	$4,428

     Corporate income from continuing operations for the three and six-month periods ended June 30, 2008 includes the pre-tax gain of $103.6 million on sale of Safeco Corporation common stock (see Note 4).
     The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Six months		Three months
	ended June 30		ended June 30
	2008	2007	2008	2007
Total segment income from continuing operations before interest and income taxes	$102,799	$6,264	$100,826	$4,428
Interest expense	(6,902)	(6,904)	(3,544)	(3,410)

Consolidated income (loss) from continuing operations before income taxes	$95,897	$(640)	$97,282	$1,018

     Identifiable assets for each segment are as follows (in thousands):

		December 31
	June 30 2008	2007
Total assets

Television	$187,835	$136,341
Radio	22,179	20,030
Fisher Plaza	115,023	117,688
Corporate and eliminations	162,597	209,785

	487,634	483,844
Assets held for sale	2,082	2,090

	$489,716	$485,934

     Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally cash, cash equivalents and marketable securities.

15. Subsequent Event
     On July 30, 2008 the Company’s Board of Directors declared a special dividend of $3.50 per share on its common stock. This dividend is payable on August 29, 2008 to shareholders of record on August 15, 2008.
16. Financial Information for Guarantors
     The Company has outstanding $150.0 million of 8.625% senior notes outstanding, due 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.
     Presented below are condensed consolidated statements of operations for the six and three months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Also presented are the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments in marketable securities.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2008

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$83,019	$(6)	$83,013
Costs and expenses
Direct operating costs	147	35,131	97	35,375
Selling, general and administrative expenses	6,780	28,204	(103)	34,881
Amortization of program rights		9,461		9,461
Depreciation and amortization	463	5,790		6,253

	7,390	78,586	(6)	85,970

Income (loss) from operations	(7,390)	4,433		(2,957)
Other income, net	105,712	44		105,756
Equity in income of subsidiaries	2,713		(2,713)	—
Interest expense, net	(6,857)	(45)		(6,902)

Income (loss) from continuing operations before income taxes	94,178	4,432	(2,713)	95,897
Provision for federal and state income taxes	31,570	1,712		33,282

Income (loss) from continuing operations	62,608	2,720	(2,713)	62,615
Loss from discontinued operations, net of income taxes		(7)		(7)

Net income (loss)	$62,608	$2,713	$(2,713)	$62,608

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the six months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$75,551	$(9)	$75,542
Costs and expenses
Direct operating costs		30,982	99	31,081
Selling, general and administrative expenses	4,247	21,063	(108)	25,202
Amortization of program rights		9,434		9,434
Depreciation and amortization	146	5,711		5,857

	4,393	67,190	(9)	71,574

Income (loss) from operations	(4,393)	8,361		3,968
Other income, net	2,069	227		2,296
Equity in income of subsidiaries	6,955		(6,955)	—
Interest expense, net	(6,904)			(6,904)

Income (loss) from continuing operations before income taxes	(2,273)	8,588	(6,955)	(640)
Provision (benefit) for federal and state income taxes	(3,284)	3,213		(71)

Income (loss) from continuing operations	1,011	5,375	(6,955)	(569)
Income from discontinued operations, net of income taxes		1,580		1,580

Net income (loss)	$1,011	$6,955	$(6,955)	$1,011

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

Revenue	$	$45,292	$		$45,292
Costs and expenses
Direct operating costs	77	17,750		54	17,881
Selling, general and administrative expenses	4,287	16,941		(54)	21,174
Amortization of program rights		7,015			7,015
Depreciation and amortization	232	2,894			3,126

	4,596	44,600		—	49,196

Income (loss) from operations	(4,596)	692			(3,904)
Other income, net	104,675	55			104,730
Equity in income of subsidiaries	417			(417)	—
Interest expense, net	(3,522)	(22)			(3,544)

Income (loss) from continuing operations before income taxes	96,974	725		(417)	97,282
Provision for federal and state income taxes	33,300	326			33,626

Income (loss) from continuing operations	63,674	399		(417)	63,656
Income from discontinued operations, net of income taxes		18			18

Net income (loss)	$63,674	$417		$(417)	$63,674

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$41,303	$(4)	$41,299
Costs and expenses
Direct operating costs		15,216	49	15,265
Selling, general and administrative costs	2,018	10,740	(53)	12,705
Amortization of program rights		7,011		7,011
Depreciation and amortization	74	2,942		3,016

	2,092	35,909	(4)	37,997

Income (loss) from operations	(2,092)	5,394		3,302
Other income, net	1,089	37		1,126
Equity in income of subsidiaries	4,911		(4,911)	—
Interest expense, net	(3,410)			(3,410)

Income (loss) from continuing operations before income taxes	498	5,431	(4,911)	1,018
Provision (benefit) for federal and state income taxes	(1,758)	2,077		319

Income (loss) from continuing operations	2,256	3,354	(4,911)	699
Income from discontinued operations, net of income taxes		1,557		1,557

Net income (loss)	$2,256	$4,911	$(4,911)	$2,256

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of June 30, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$74,248	$623	$		$74,871
Receivable from broker	14,412				14,412
Marketable securities, at market value	50,620				50,620
Receivables, net	43	33,517			33,560
Due from affiliate	9,063			(9,063)	—
Deferred income taxes	123	662			785
Prepaid expenses and other assets	396	3,879			4,275
Television and radio broadcast rights		2,596			2,596
Assets held for sale		29			29

Total current assets	148,905	41,306		(9,063)	181,148
Marketable securities, at market value		893			893
Investment in consolidated subsidiaries	273,430			(273,430)	—
Cash value of life insurance and retirement deposits	17,222				17,222
Television and radio broadcast rights		266			266
Goodwill		52,294			52,294
Intangible assets		78,626			78,626
Investment in equity investee		2,636			2,636
Deferred income taxes	15,932			(15,932)	—
Deferred financing fees and other assets	3,591	1,406			4,997
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,620	147,961			149,581

Total Assets	$460,700	$327,441		$(298,425)	$489,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,285	$3,292	$		$4,577
Due to affiliate		9,063		(9,063)	—
Accrued payroll and related benefits	589	5,867			6,456
Interest payable	3,800				3,800
Television and radio broadcast rights payable		1,488			1,488
Income taxes payable	20,128	84			20,212
Deferred income taxes	17,627				17,627
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,150	4,784			5,934
Liabilities of businesses held for sale		121			121

Total current liabilities	45,809	24,699		(9,063)	61,445
Long-term debt	150,000				150,000
Accrued retirement benefits	18,563				18,563
Deferred income taxes		16,661		(15,932)	729
Other liabilities		12,651			12,651

Stockholders’ Equity
Common stock	10,914	1,131		(1,131)	10,914
Capital in excess of par	10,630	164,234		(164,234)	10,630
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	32,690				32,690
Accumulated loss	(1,940)				(1,940)
Prior service cost	(165)				(165)
Retained earnings	194,199	108,065		(108,065)	194,199

Total Stockholders’ Equity	246,328	273,430		(273,430)	246,328

Total Liabilities and Stockholders’ Equity	$460,700	$327,441		$(298,425)	$489,716

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$5,804	$706	$		$6,510
Receivables, net	582	29,916			30,498
Due from affiliate		40,567		(40,567)
Deferred income taxes	123	662			785
Prepaid expenses and other assets	237	3,618			3,855
Television and radio broadcast rights		5,934			5,934
Assets held for sale		37			37

Total current assets	6,746	81,440		(40,567)	47,619
Restricted cash	52,365				52,365
Marketable securities, at market value	128,201	1,022			129,223
Investment in consolidated subsidiaries	270,717			(270,717)
Cash value of life insurance and retirement deposits	16,809				16,809
Television and radio broadcast rights		7			7
Goodwill		37,361			37,361
Intangible assets		42,782			42,782
Investments in equity investee		2,635			2,635
Deferred financing fees and other assets	3,913	5,159			9,072
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,030	144,978			146,008

Total Assets	$479,781	$317,437		$(311,284)	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$924	$2,813	$		$3,737
Due to affiliate	40,567			(40,567)
Accrued payroll and related benefits	1,656	5,958			7,614
Interest payable	3,773				3,773
Television and radio broadcast rights payable		4,940			4,940
Income taxes payable		3,959			3,959
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,033	3,185			4,218
Liabilities of businesses held for sale		100			100

Total current liabilities	49,183	20,955		(40,567)	29,571
Long-term debt	150,000				150,000
Accrued retirement benefits	18,552				18,552
Deferred income taxes	28,590	16,684			45,274
Other liabilities	59	9,081			9,140

Stockholders’ Equity
Common stock	10,907	1,131		(1,131)	10,907
Capital in excess of par	10,220	164,234		(164,234)	10,220
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	82,818				82,818
Accumulated loss	(1,958)				(1,958)
Prior service cost	(181)				(181)
Retained earnings	131,591	105,352		(105,352)	131,591

Total Stockholders’ Equity	233,397	270,717		(270,717)	233,397

Total Liabilities and Stockholders’ Equity	$479,781	$317,437		$(311,284)	$485,934

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

Net cash provided by (used in) operating activities	$(20,545)	$4,623	$		$(15,922)

Cash flows from investing activities
Purchase of marketable securities		(56)			(56)
Proceeds from sale of marketable securities	89,735	110			89,845
Decrease in restricted cash	52,365				52,365
Purchase of television stations	(52,365)				(52,365)
Purchase of property, plant and equipment	(746)	(4,690)			(5,436)

Net cash provided by (used in) investing activities	88,989	(4,636)		—	84,353

Cash flows from financing activities
Borrowings under borrowing agreements	14,000				14,000
Payments on borrowing agreements	(14,000)				(14,000)
Payment of capital lease obligation		(70)			(70)

Net cash used in financing activities	—	(70)		—	(70)

Net increase (decrease) in cash and cash equivalents	68,444	(83)		—	68,361
Cash and cash equivalents, beginning of period	5,804	706		—	6,510

Cash and cash equivalents, end of period	$74,248	$623		$—	$74,871

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$958	$(1,343)	$1,067	$682

Cash flows from investing activities
Proceeds from sale of radio station		2,869		2,869
Purchase of television stations		(4,931)		(4,931)
Decrease in restricted cash		8,473		8,473
Purchases of investments available-for-sale		(177)		(177)
Purchase of property, plant and equipment	(47)	(4,591)		(4,638)

Net cash provided by (used in) investing activities	(47)	1,643	—	1,596

Cash flows from financing activities
Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Proceeds from exercise of stock options	34			34

Net cash provided by financing activities	34	—	—	34

Net increase in cash and cash equivalents	945	300	1,067	2,312
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$9,489	$300	$—	$9,789

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 14, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.
     This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six-month periods ended June 30, 2008, compared with the corresponding periods in 2007.
Overview
     We are an integrated media company. We own and operate thirteen full power (including a 50%-owned television station) and seven low power network-affiliated television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho, California and Montana. We also own and operate Fisher Plaza, a mixed-use facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies.
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
     Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately 65% of our television broadcasting revenue, are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, and the remainder of our television stations are affiliated with Univision or its sister station Telefutura. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
     In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of June 30, 2008, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2007 and 91% occupied or committed for occupancy at June 30, 2007. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties. During the second quarter of 2008, we announced that we were exploring strategic options for our real estate assets, most notably Fisher Plaza.
     Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations” below.
     On July 30, 2008 our Board of Directors declared a special dividend of $3.50 per share on its common stock, payable on August 29, 2008 to shareholders of record on August 15, 2008. We anticipate funding the special dividend from the proceeds of short-term borrowings and cash from operations.
     In June 2008, we sold 1,548,956 shares of Safeco Corporation common stock, which represented 67.3% of our total Safeco holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds of approximately $104.1 million. Of this amount, $14.4 million is included in receivable from broker on the consolidated balance sheet at June 30, 2008, representing the sales proceeds from trades occurring in June 2008 that were not settled until July 2008. The book basis of the shares sold totalled approximately $526,000, resulting in a pre-tax gain on sale of $103.6 million, which is included in other income, net for the three and six-month periods ended June 30, 2008.
     In July 2008, we sold our remaining 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds of approximately $49.3 million. The book basis of the shares sold totalled approximately $256,000, resulting in a pre-tax gain on sale of $49.0 million.
     In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by the Company. In the second quarter of 2008, we recognized a non-cash termination charge of approximately $7.3 million to selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, we recognized a non-cash benefit of approximately $2.3 million to selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of our 2005 non-cash charge resulting from the termination of our national advertising representation agreement.
     On January 1, 2008 we completed the purchase of the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”) for $55.3 million in cash.
     In November 2006, we finalized the purchase of two Oregon television stations (KUNP and KUNP LP) for $19.3 million. A second amendment to that purchase agreement in September 2006 included an option to purchase one to three additional television stations in the Northwest. In June 2008, after finalizing our evaluation of various acquisition alternatives, we determined that we would not exercise the option to purchase additional stations. Accordingly, we recognized a $1.0 million charge to selling, general and administrative expenses in the second quarter of 2008 for the forfeiture of the non-refundable option payment.
     In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed in June 2007, for $3.0 million. The remaining five stations continue to be actively marketed and held for sale, and we anticipate completing the sale of these remaining stations in 2008. The small-market radio stations are treated as discontinued operations in the accompanying condensed consolidated financial statements.
     In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Rights Agreement is greater during periods that include the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each calendar year is less than what is expected for the second and third quarters of the calendar year. The success of this programming is dependent, in part, on factors beyond our control, such as the competitiveness of the Seattle Mariners and the successful marketing of the team. In July 2008, we announced that we would not renew the Rights Agreement with the Seattle Mariners; therefore, 2008 will be the final year of our commitments under this agreement.

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
Consolidated Results of Operations
     We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s owned and operated 20 network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza, a communications center located near downtown Seattle that serves as the home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

     Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Six months				Three months
(Dollars in thousands)	ended June 30		Variance		ended June 30		Variance
(Unaudited)	2008	2007	$	%	2008	2007	$	%
Revenue
Television	$58,885	$51,578	$7,307	14.2%	$30,950	$26,980	$3,970	14.7%
Radio	17,665	18,351	(686)	-3.7%	11,150	11,443	(293)	-2.6%
Fisher Plaza	6,505	5,689	816	14.3%	3,192	2,914	278	9.5%
Corporate and eliminations	(42)	(76)	34		—	(38)	38

Consolidated	83,013	75,542	7,471	9.9%	45,292	41,299	3,993	9.7%
Direct Operating Costs
Television	26,502	22,847	3,655	16.0%	13,438	11,403	2,035	17.8%
Radio	6,086	5,632	454	8.1%	3,066	2,622	444	16.9%
Fisher Plaza	1,774	1,671	103	6.2%	847	775	72	9.3%
Corporate and eliminations	1,013	931	82	8.8%	530	465	65	14.0%

Consolidated	35,375	31,081	4,294	13.8%	17,881	15,265	2,616	17.1%
Selling, general and administrative expenses
Television	22,460	14,592	7,868	53.9%	13,737	7,070	6,667	94.3%
Radio	7,438	7,162	276	3.9%	4,301	4,040	261	6.5%
Fisher Plaza	400	207	193	93.2%	260	80	180	225.0%
Corporate and eliminations	4,583	3,241	1,342	41.4%	2,876	1,515	1,361	89.8%

Consolidated	34,881	25,202	9,679	38.4%	21,174	12,705	8,469	66.7%
Amortization of program rights
Television	3,979	4,274	(295)	-6.9%	1,988	2,128	(140)	-6.6%
Radio	5,482	5,160	322	6.2%	5,027	4,883	144	2.9%

Consolidated	9,461	9,434	27	0.3%	7,015	7,011	4	0.1%
Depreciation and amortization
Television	4,016	3,622	394	10.9%	2,029	1,907	122	6.4%
Radio	449	473	(24)	-5.1%	216	248	(32)	-12.9%
Fisher Plaza	1,632	1,616	16	1.0%	800	787	13	1.7%
Corporate and eliminations	156	146	10	6.8%	81	74	7	9.5%

Consolidated	6,253	5,857	396	6.8%	3,126	3,016	110	3.6%
Income (loss) from operations
Television	1,928	6,243	(4,315)		(242)	4,472	(4,714)
Radio	(1,790)	(76)	(1,714)		(1,460)	(350)	(1,110)
Fisher Plaza	2,699	2,195	504		1,285	1,272	13
Corporate and eliminations	(5,794)	(4,394)	(1,400)		(3,487)	(2,092)	(1,395)

Consolidated	(2,957)	3,968	(6,925)		(3,904)	3,302	(7,206)

Other income, net	105,756	2,296	103,460		104,730	1,126	103,604
Interest expense, net	(6,902)	(6,904)	2		(3,544)	(3,410)	(134)

Income (loss) from continuing operations before income taxes	95,897	(640)	96,537		97,282	1,018	96,264
Provision (benefit) for federal and state income taxes	33,282	(71)	33,353		33,626	319	33,307

Income (loss) from continuing operations	62,615	(569)	63,184		63,656	699	62,957
Income (loss) from discontinued operations, net of income taxes	(7)	1,580	(1,587)		18	1,557	(1,539)

Net income	$62,608	$1,011	$61,597		$63,674	$2,256	$61,418

Reclassifications
Certain amounts in the 2007 condensed consolidated statements of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling approximately $3.0 million and $1.5 million for the six and three-month periods ended June 30, 2007, respectively, which were previously reported within “Selling, general and administrative expenses,” are now reported within “Direct operating costs.”

Comparison of Six and Three-Month Periods Ended June 30, 2008 and June 30, 2007
Revenue
     Television revenue increased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007, primarily due to the acquisition of the two Bakersfield, California television stations on January 1, 2008 as well as increased political advertising in certain markets. These new stations contributed approximately $2.6 million and $5.3 million in additional television revenue in the three and six-month periods ended June 30, 2008, respectively. Revenues from our ABC-affiliated stations increased 2.9% and 2.6% in the three and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007, due primarily to increased political revenue. Revenues from our CBS-affiliated stations, excluding the new Bakersfield, California CBS affiliate, increased 3.9% in the three-month period ended June 30, 2008, as compared to the same period in 2007, while remaining relatively flat in the six-month period ended June 30, 2008 as compared to the same period in 2007. In addition, revenues from our growing Spanish-language television stations have increased.
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
     Radio revenue decreased in the three-month period ended June 30, 2008, as compared to the same period in 2007, primarily as a result of decreased local and non-traditional revenue, which was partially offset by increased national political revenue. Radio revenue decreased in the six-month period ended June 30, 2008, as compared to the same period in 2007, primarily as a result of decreased local and national revenue. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
     The revenue increase at Fisher Plaza in the three and six-month periods ended June 30, 2008, as compared to the same periods in 2007, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
     Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
     The increase in direct operating costs for the television segment in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007, is primarily the result of increased costs associated with operating our two new Bakersfield, California television stations, in addition to increasing expenses associated with our strategy to grow our internet business.
     Direct operating costs increased at our radio segment in the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007. The increased cost was primarily attributable to increased promotional expenses and rights fees related to our agreement to broadcast the Seattle Mariners baseball games.
     Direct operating costs increased at Fisher Plaza in the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 due primarily to higher costs associated with increased occupancy levels.
     The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-

related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.
Selling, general and administrative expenses
     The increase in selling, general and administrative expenses in the television segment in the three and six -month periods ended June 30, 2008 compared to the same periods in 2007, was due primarily to a net $5.0 million non-cash charge resulting from our April 2008 decision to change our national advertising representation firm as well as costs associated with operating our two new Bakersfield, California television stations and increasing expenses associated with our growing Internet business.
     In April 2008, we terminated an agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by the Company. We recognized a non-cash termination charge of approximately $7.3 million to television selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, we recognized a non-cash benefit of approximately $2.3 million to television selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of our 2005 non-cash charge resulting from the termination of our national advertising representation agreement.
     Selling, general and administrative expenses increased at our radio segment in the three and six-month periods ended June, 2008 as compared to the same periods in 2007 due primarily to increased marketing and personnel costs related to our agreement to broadcast the Seattle Mariners baseball games.
     Selling, general and administrative expenses increased at Fisher Plaza in the three and six-month periods ended June 2008 as compared to the same periods in 2007 primarily due to marketing expenses associated with our exploration of strategic alternatives for Fisher Plaza.
     Our corporate selling, general and administrative expenses increased primarily due to a $1.0 million non-cash charge for the forfeiture of a non-refundable option payment related to our decision not to exercise an option to acquire additional television stations, as well as increased legal and professional fees and payroll-related expenses.
Amortization of program rights
     Amortization of program rights for the television segment decreased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007, due primarily to renewal of several syndicated television programming contracts at reduced rates.
     Amortization of program rights for the radio segment are related to the agreement to broadcast Seattle Mariners baseball games and increased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007. This rise in expense is due primarily to an increase in the annual fee amount for the 2008 season.
Depreciation and amortization
     Depreciation and amortization for the television segment increased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007 due primarily to the acquisition of the two new Bakersfield, California stations in January 2008.
     Depreciation and amortization for the other segments remained relatively flat in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007.
Other income, net
     Other income, net, includes gain on sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The significant increase in the three and six-months ended June 30, 2008 compared to the same periods in 2007 was the result of our June 2008 sale of 1,548,856 shares of Safeco Corporation common stock, resulting in a pre-tax gain of $103.6 million.

Interest expense, net
     Interest expense consists primarily of interest on our $150 million senior notes and amortization of loan fees, and interest on borrowings under our $20 million senior credit facility. Interest expense in the three-month period ended June 30, 2008 increased from the same period in 2007 due primarily to borrowings on our $20 million senior credit facility.
Provision (benefit) for federal and state income taxes
     The provision for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in provision and benefit for federal and state income taxes were primarily due to fluctuating income and loss from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco Corporation common stock (70% exclusion rate), and changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity). As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate, which is estimated as 35% and 20% for the six months ended June 30, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 periods was higher than in the same periods in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Income from discontinued operations, net of income taxes
     The income from discontinued operations is related to our small-market radio stations sold or held for sale, and is presented net of income taxes. On June 1, 2007 we closed the sale of one of these stations and recognized a gain on sale of $1.5 million, net of tax. The remaining five stations remain classified as held for sale as of June 30, 2008. See Note 8 to the condensed consolidated financial statements for more information on our discontinued operations.
Liquidity and capital resources
     Our current assets as of June 30, 2008 included cash and cash equivalents totaling $74.9 million and marketable securities totaling $50.6 million, and we had working capital of $119.7 million. As of December 31, 2007, our current assets included cash and cash equivalents totaling $6.5 million, and we had working capital of $18.0 million. The significant increase in current assets and working capital is due to the sale of our investment in Safeco Corporation common stock. We have outstanding $150.0 million of 8.625% senior notes due 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Additionally, we have a senior credit facility, expiring 2010, with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property). As of June 30, 2008, and December 31, 2007, no amounts were outstanding under the senior credit facility. We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of the senior credit facility. As of June 30, 2008, no cash was restricted and $20.0 million was available under the credit facility.
     On July 30, 2008 our Board of Directors declared a special dividend of $3.50 per share on our common stock, payable on August 29, 2008 to shareholders of record on August 15, 2008. We anticipate funding the special dividend from the proceeds of short-term borrowings and cash from operations.
     In June 2008, we sold 1,548,956 shares of Safeco Corporation common stock, which represented 67.3% of our total Safeco holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds to the Company of approximately $104.1 million. Of this amount, $14.4 million is included in receivable from broker on the consolidated balance sheet at June 30, 2008, representing the sales proceeds from trades occurring in June 2008 that were not settled until July 2008. The book basis of the shares sold totalled approximately $526,000, resulting in a pre-tax gain on sale of $103.6 million, which is included in other income, net for the three and six-month periods ended June 30, 2008.
     In July 2008, we sold the remaining 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds of approximately $49.3 million. The book basis of the shares sold totalled approximately $256,000, resulting in a pre-tax gain on sale of $49.0 million.
     We are currently evaluating the redeployment of cash proceeds from the sale of our Safeco holdings as well as the proceeds from the possible sale of Fisher Plaza. We do not anticipate finalizing our evaluation or communicating our strategy for the use of the cash proceeds until we reach a decision on whether to sell Fisher Plaza.
     Our debt agreements contain provisions that limit our ability to distribute proceeds from asset sales, which includes proceeds from the sale of our Safeco shares. In the event that we do not use the proceeds from asset sales for qualifying purposes within 365 days from the date of sale we will be required to offer to repurchase our outstanding senior notes at their principal amount. A copy of the indenture governing our senior notes has been filed as an exhibit to our Annual Report on Form 10-K.
     On January 1, 2008 we completed the purchase of the assets of two television stations in the Bakersfield, California DMA for $55.3 million in cash.
     In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed in June 2007, for $3.0 million. At June 30, 2008, $1.0 million is held in escrow and is included in prepaid expenses and other assets, pending final resolution of claims made by the buyer against the escrow amount. The buyer filed a claim on May 7, 2008 asserting breach of representations and damages in excess of $1.0 million. We believe the claim is without merit and intend to vigorously pursue the release and collection of the escrow funds. The remaining five stations continue to be actively marketed and held for sale, and we anticipate completing the sale of these remaining stations in 2008. The small-market radio stations are treated as discontinued operations in the accompanying condensed consolidated financial statements.
     Net cash used in operating activities during the six-months ended June 30, 2008 was $15.9 million, compared to $682,000 provided by operating activities in the comparable period in 2007. Net cash used in operating activities consists of our net income, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by gain on the sale of marketable securities (for the 2008 period) and gain on the sale of radio stations (for the 2007 period), changes in current and deferred income tax and changes in operating assets and liabilities.
     Net cash provided by investing activities during the six-month period ended June 30, 2008 was $84.4 million, compared to $1.6 million in the comparable period in 2007. During the six months ended June 30, 2008, we received proceeds from the sale of marketable securities of $89.8 million, used $52.4 million of restricted cash to complete the purchase of two television stations in Bakersfield, and used $5.4 million of cash to purchase property, plant and equipment. During the six months ended June 30, 2007, cash flows related to investing activities consisted primarily of $4.6 million in purchases of property, plant and equipment, $4.9 million for the purchase of television stations, proceeds of $2.9 million from the sale of a radio station and a decrease of $8.5 million in restricted cash. Broadcasting is a capital-intensive business; however, we had no significant commitments for the purchase of capital items as of June 30, 2008.
     Net cash used in financing activities in the six month period ended June 30, 2008 was $70,000, compared to $34,000 provided by financing activities in the comparable period in 2007. Net cash used in financing activities in the six months ended June 30, 2008 consisted of payments of a capital lease obligation. Net cash provided by financing activities in the six months ended June 30, 2007 consisted of proceeds from the exercise of stock options.
     We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at June 30, 2008.
Recent Accounting Pronouncements
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), Business Combinations. The requirements of FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). The impact that FSP 142-3 will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.
     In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The Company has not yet determined the impact, if any, that adoption of FAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

(d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of June 30, 2008 is at a fixed rate. As of June 30, 2008 and December 31, 2007, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2008 was approximately $157.7 million, which was approximately $7.7 million more than its carrying value, compared to approximately $153.0 million at December 31, 2007. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2008, amounted to approximately $6.0 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Marketable Securities Exposure
The fair value of our investments in marketable securities as of June 30, 2008 was $51.5 million, compared to $129.2 million as of December 31, 2007. Marketable securities at June 30, 2008 and December 30, 2007 consisted primarily of 754,000 and 2.3 million shares, respectively, of Safeco Corporation common stock, valued based on the closing per-share sales price on the specific-identification basis as reported on the New York Stock Exchange. As of June 30, 2008, these shares represented 0.8% of the outstanding shares of common stock of Safeco Corporation. Subsequent to June 30, 2008, we sold our remaining 754,000 shares of Safeco Corporation common stock. We have classified the investments as available-for-sale under applicable accounting standards. As of June 30, 2008, a hypothetical 10% change in market prices underlying these securities would result in a $5.2 million change in the fair value of the marketable securities portfolio.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the Company’s fiscal quarter ended June 30, 2008. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended June 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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
ITEM 1A. RISK FACTORS
There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Shareholders was held April 30, 2008.
The four nominees elected to the Board of Directors for three-year terms expiring in 2011 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
Richard L. Hawley	4,199,385	4,105,305
George F. Warren, Jr.	4,210,763	4,093,927
William W. Warren, Jr.	4,157,754	4,146,936
Michael D. Wortsman	4,199,511	4,105,179
Continuing as Directors are Colleen B. Brown, Donald G. Graham, III and Brian P. McAndrews, whose terms expire 2010, and Phelps K. Fisher, Deborah L. Bevier and Jerry A. St. Dennis, whose terms expire in 2009.
The following additional matters brought for vote at the 2008 Annual Meeting of Shareholders passed by the vote indicated:

				Broker Non-
	Votes for	Votes against	Votes abstain	votes
Approval of the Fisher Communications, Inc. 2008 Equity Incentive Plan	4,518,779	3,371,208	68,975	345,728

Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	8,230,759	71,323	2,608	0

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
3.1	Articles of Incorporation, as amended to date.

4.1	Form of Common Stock Certificate.

10.1*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2008 (File No. 000-22439)).

10.2+	Summary of Non-Employee Director Fees.

10.3+	Form of Option Agreement under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.4+	Form of Restricted Stock Unit under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.5+	Terms of Equity Grant Program for Nonemployee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
Date: August 8, 2008	/s/ Jodi A. Colligan
Jodi A. Colligan
Vice President Finance and Chief Accounting Officer (Signing on behalf of registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended to date.

4.1	Form of Common Stock Certificate.

10.1*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2008 (File No. 000-22439)).

10.2+	Summary of Non-Employee Director Fees.

10.3+	Form of Option Agreement under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.4+	Form of Restricted Stock Unit under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.5+	Terms of Equity Grant Program for Nonemployee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.