Form 10-Q
period 2008-09-30
FISHER COMMUNICATIONS INC
filed 2008-11-10
CIK 1034669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1.25 par value, outstanding as of November 1, 2008: 8,735,101

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
     The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
(in thousands, except per-share amounts)	September 30		September 30
(Unaudited)	2008	2007	2008	2007

Revenue	$124,958	$116,340	$41,945	$40,798

Costs and expenses
Direct operating costs (exclusive of depreciation and amortization of $7,728, $7,198, $2,568, and $2,312, respectively, and amortization of program rights of $16,818, $16,804, $7,357, and $7,370, respectively, reported separately below)	53,079	46,387	17,704	15,305
Selling, general and administrative expenses	49,675	38,818	14,794	13,617
Amortization of program rights	16,818	16,804	7,357	7,370
Depreciation and amortization	9,352	8,668	3,099	2,811

	128,924	110,677	42,954	39,103

Income (loss) from operations	(3,966)	5,663	(1,009)	1,695
Other income, net	155,800	3,683	50,044	1,387
Interest expense, net	(10,343)	(10,222)	(3,441)	(3,318)

Income (loss) from continuing operations before income taxes	141,491	(876)	45,594	(236)
Provision for federal and state income taxes	49,141	294	15,859	365

Income (loss) from continuing operations	92,350	(1,170)	29,735	(601)
Income from discontinued operations, net of income taxes	33	1,648	40	68

Net income (loss)	$92,383	$478	$29,775	$(533)

Income (loss) per share:
From continuing operations	$10.58	$(0.14)	$3.41	$(0.07)
From discontinued operations	—	0.19	—	0.01

Net income (loss) per share	$10.58	$0.05	$3.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$10.58	$(0.14)	$3.41	$(0.07)
From discontinued operations	—	0.19	—	0.01

Net income (loss) per share assuming dilution	$10.58	$0.05	$3.41	$(0.06)

Weighted average shares outstanding	8,731	8,722	8,733	8,724

Weighted average shares outstanding assuming dilution	8,735	8,722	8,741	8,724

Dividends declared per share	$3.50	$—	$3.50	$—

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	September 30	December 31
(Unaudited)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$19,167	$6,510
Short-term investments	59,195
Receivables, net	29,719	30,498
Deferred income taxes	785	785
Prepaid expenses and other assets	2,828	3,855
Television and radio broadcast rights	8,387	5,934
Assets held for sale	43	37

Total current assets	120,124	47,619
Restricted cash		52,365
Marketable securities, at market value	899	129,223
Cash value of life insurance and retirement deposits	17,476	16,809
Television and radio broadcast rights	80	7
Goodwill	52,294	37,361
Intangible assets	78,820	42,782
Investment in equity investee	2,684	2,635
Deferred financing fees and other assets	4,803	9,072
Assets held for sale	2,052	2,053
Property, plant and equipment, net	148,235	146,008

Total Assets	$427,467	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$3,757	$3,737
Accrued payroll and related benefits	4,969	7,614
Interest payable	539	3,773
Television and radio broadcast rights payable	8,366	4,940
Income taxes payable	—	3,959
Current portion of accrued retirement benefits	1,230	1,230
Other current liabilities	7,376	4,218
Liabilities of businesses held for sale	59	100

Total current liabilities	26,296	29,571
Long-term debt	150,000	150,000
Accrued retirement benefits	18,568	18,552
Deferred income taxes	7,783	45,274
Other liabilities	11,852	9,140

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,733,200 as of September 30, 2008 and 8,725,516 as of December 31, 2007	10,917	10,907
Capital in excess of par	10,907	10,220
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on marketable securities	(56)	82,818
Accumulated loss	(1,933)	(1,958)
Prior service cost	(157)	(181)
Retained earnings	193,290	131,591

Total Stockholders’ Equity	212,968	233,397

Total Liabilities and Stockholders’ Equity	$427,467	$485,934

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in thousands)	September 30
(Unaudited)	2008	2007

Cash flows from operating activities
Net income	$92,383	$478
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	9,352	8,668
Deferred income taxes	7,134	(167)
Dividends from equity investee	—	150
Amortization of deferred financing fees	474	474
Amortization of program rights	16,818	16,804
Payments for television and radio broadcast rights	(15,849)	(15,740)
Gain on sale of marketable securities	(152,610)	—
Amortization of short-term investment discount	(286)	—
Net non-cash contract termination fee	4,990	—
Amortization of non-cash contract termination fee	(898)	(652)
Gain on sale of radio station	—	(1,491)
Equity in operations of equity investees	(50)	42
Stock-based compensation	665	514
Other	366	40
Change in operating assets and liabilities
Receivables	779	(2,199)
Prepaid expenses and other current assets	815	431
Cash value of life insurance and retirement deposits	(667)	(607)
Other assets	1,042	711
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(3,370)	(4,235)
Income taxes receivable and payable	(3,959)	(98)
Accrued retirement benefits	16	(23)
Other liabilities	(704)	234

Net cash provided by (used in) operating activities	(43,559)	3,334

Cash flows from investing activities
Purchases of marketable securities	(77)	(182)
Purchases of short-term investments	(58,909)	—
Proceeds from sales of marketable securities	153,513	133
Deposits paid for purchase of television stations	—	(2,750)
Proceeds from sale of radio station	—	2,869
Purchase of television stations	(52,365)	(4,931)
Decrease in restricted cash	52,365	8,473
Purchase of online news service	—	(1,482)
Purchase of intangible assets	(285)	—
Proceeds from sale of property, plant & equipment	—	1,250
Purchase of property, plant and equipment	(7,235)	(6,740)

Net cash provided by (used in) investing activities	87,007	(3,360)

Cash flows from financing activities
Borrowings under borrowing agreements	21,000	6,000
Payments on borrowing agreements	(21,000)	(6,000)
Payment of capital lease obligation	(107)	(11)
Proceeds from exercise of stock options	—	39
Cash dividends paid	(30,684)	—

Net cash provided by (used in) financing activities	(30,791)	28

Net increase in cash and cash equivalents	12,657	2
Cash and cash equivalents, beginning of period	6,510	7,477

Cash and cash equivalents, end of period	$19,167	$7,479

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
(in thousands)	September 30		September 30
(Unaudited)	2008	2007	2008	2007

Net income (loss)	$92,383	$478	$29,775	$(533)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	25,111	(3,961)	(1,380)	(3,121)
Effect of income taxes	(8,789)	1,386	483	1,092

Accumulated loss	40	32	13	11
Effect of income taxes	(14)	(11)	(5)	(4)

Prior service cost	36	36	12	12
Effect of income taxes	(13)	(12)	(5)	(4)

Reclassification adjustment for gains included in net income	(152,610)	(22)	(48,999)	(14)
Effect of income taxes	53,414	8	17,150	5

Other comprehensive loss	(82,825)	(2,544)	(32,731)	(2,023)

Comprehensive income (loss)	$9,558	$(2,066)	$(2,956)	$(2,556)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (the “Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair statement, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company on March 14, 2008 have been omitted. The financial information herein is not necessarily representative of a full year’s operations.
          Reclassifications
     Certain amounts in the 2007 condensed consolidated statement of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling $1.4 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, which were previously reported within “Selling, general and administrative expenses”, are now reported within “Direct operating costs”. The reclassifications have no effect on income from operations, shareholders’ equity, cash flows from operating, or investing or financing activities.
2. Summary of Significant Accounting Policies
     The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Additional significant accounting policies for 2008 are disclosed below.
          Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008; however, the FASB provides a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. The adoption of SFAS 157 did not have any impact on the Company’s results of operations, financial position or cash flows.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of $899,000 at September 30, 2008 is measured using Level 1 inputs.
3. Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have an impact on the preparation of its consolidated financial statements.
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
4. Sale of Safeco Corporation Common Stock
     In June 2008, the Company sold 1,548,956 shares of Safeco Corporation (“Safeco”) common stock, which represented 67.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds to the Company of $104.1 million. The book basis of the shares sold totalled $526,000, resulting in a pre-tax gain on sale of $103.6 million.

     In July 2008, the Company sold the remaining 753,720 shares of Safeco common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds to the Company of $49.3 million. The book basis of the shares sold totalled $256,000, resulting in a pre-tax gain on sale of $49.0 million.
     The pre-tax gain on 2008 sales of $49.0 million and $152.6 million for the three and nine-month periods ended September 30, 2008, respectively, is included in other income, net.
     The Company’s senior notes indenture contains provisions that limit its ability to distribute proceeds from asset sales, which includes the proceeds from the sale of the Company’s shares of Safeco Corporation common stock. In the event that the Company does not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, the Company will be required to offer to repurchase its outstanding senior notes at par value to the extent of such unused proceeds. The credit agreement for the Company’s senior revolving credit facility also contains restrictions on the use of proceeds from asset sales for purposes that are not qualifying purposes, as specified in the credit agreement.
5. Short-Term Investments
     The Company’s short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. The carrying value of $59.2 million approximates fair value at September 30, 2008. Fair values for these investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.
6. Acquisitions
     On August 3, 2007 the Company signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area pending FCC approval and other closing conditions. On January 1, 2008, the Company finalized the purchase of the stations for $55.3 million in cash. This acquisition serves to diversify the Company’s broadcast operations, and continues the Company’s strategy of creating duopolies in the markets it serves. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. The purchase price of the stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets — FCC licenses (indefinite life, non-amortizing)	$32,200
Intangible assets — Network affiliation agreement (useful life of 15 years)	3,900
Goodwill (non-amortizing, tax deductible)	14,933
Property, plant and equipment	4,281

$55,314

7. Termination of Agreement with National Advertising Representation Firm
     On April 28, 2008, the Company terminated its agreement with its national advertising representation firm. The successor firm will satisfy the Company’s contractual termination obligation to the predecessor firm with no cash payment made by the Company. In the second quarter of 2008, the Company recognized a non-cash termination charge of $7.3 million to selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, the Company recognized a non-cash benefit of $2.3 million to selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of the Company’s 2005 non-cash charge resulting from the termination of its national advertising representation agreement.

8. Forfeiture of Non-Refundable Option Payment
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
9. Discontinued Operations
     On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million. At September 30, 2008, $1.0 million is held in escrow and is included in prepaid expenses and other assets, pending final resolution of claims made by the buyer against the escrow amount. The buyer filed a claim on May 7, 2008 asserting breach of representations and damages in excess of $1.0 million. The Company believes the claim is without merit and intends to vigorously pursue the release and collection of the escrow funds.
     The remaining five stations continue to be held for sale, and the Company anticipates completing the sale of these remaining stations by the end of the first quarter of 2009. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying financial statements. These stations were included in the Company’s radio segment.
     Operational data for the radio stations is summarized as follows (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007
Revenue	$1,225	$1,477	$412	$500
Income from discontinued operations:
Discontinued operating activities	$51	$242	$61	$105
Gain on sale	—	2,294	—	—

	51	2,536	61	105
Income tax	(18)	(888)	(21)	(37)

	$33	$1,648	$40	$68

     The following table summarizes the classes of assets and liabilities held for sale (in thousands):

	September 30	December 31
	2008	2007
Goodwill, net	$645	$645
Property, plant and equipment, net	642	643
Intangible assets	765	765
Other assets	43	37

	$2,095	$2,090

Liabilities of businesses held for sale	$59	$100
10. Television and Radio Broadcast Rights and Other Broadcast Commitments
     The Company acquires television and radio broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.
     At September 30, 2008, the Company had commitments under license agreements amounting to $28.3 million for future rights to broadcast television programs through 2013. The broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle (the “Joint Sales Agreement”). Under the Joint Sales Agreement, the Company has commitments for monthly payments totaling $5.3 million through 2011.
11. Retirement Benefits
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

     The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007
Interest cost	$824	$798	$274	$266
Amortization of loss	45	32	15	10

Net periodic pension cost	$869	$830	$289	$276

     The discount rate used to determine net periodic pension cost was 5.88% and 5.80% for 2008 and 2007, respectively.
12. Income (loss) per share
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
     Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Nine months		Three months
	ended September 30		ended September 30
	2008	2007	2008	2007
Income (loss) from continuing operations	$92,350	$(1,170)	$29,735	$(601)
Income from discontinued operations, net of income taxes	33	1,648	40	68

Net income (loss)	$92,383	$478	$29,775	$(533)

Weighted average shares outstanding — basic	8,731	8,722	8,733	8,724
Weighted effect of dilutive options and rights	4	—	8	—

Weighted average shares outstanding assuming dilution	8,735	8,722	8,741	8,724

Income (loss) per share:
From continuing operations	$10.58	$(0.14)	$3.41	$(0.07)
From discontinued operations	—	0.19	—	0.01

Net income (loss) per share	$10.58	$0.05	$3.41	$(0.06)

Income (loss) per share assuming dilution:
From continuing operations	$10.58	$(0.14)	$3.41	$(0.07)
From discontinued operations	—	0.19	—	0.01

Net income (loss) per share assuming dilution	$10.58	$0.05	$3.41	$(0.06)

     The effect of options to purchase 265,126 shares are excluded from the calculation of weighted average shares outstanding for each of the nine and three-month periods ended September 30, 2008, because such options were anti-dilutive.
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
13. Stock-Based Compensation
     Stock-based compensation expense related to stock-based awards under SFAS 123(R) totalled $665,000 and $514,000 for the nine months ended September 30, 2008 and 2007, respectively, and $239,000 and $186,000 for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
14. Income Taxes
     As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated as 35% and 19% for the nine months ended September 30, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 period was higher than in the same period in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and the Company’s estimated annual pre-tax income or loss.
     The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS is currently conducting a field examination of the Company’s 2006 and 2007 U.S. tax returns. The IRS completed a field examination of the Company’s 2003, 2004 and 2005 U.S. tax returns during March 2008, and the Company paid final notice of settlement in the amount of $68,000. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2008, the Company had no accrued interest related to uncertain tax positions, while $218,000 was accrued as of December 31, 2007.
15. Dividends
     On July 30, 2008 the Company’s Board of Directors declared a special dividend of $3.50 per share on the Company’s common stock. This dividend totaling $30.7 million was paid on August 29, 2008 to shareholders of record on August 15, 2008.
16. Segment Information
     The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

     Revenue for each segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2008	2007	2008	2007
Television	$86,288	$77,110	$27,403	$25,532
Radio	28,926	30,844	11,261	12,493
Fisher Plaza	9,794	8,500	3,289	2,811
Corporate and eliminations	(50)	(114)	(8)	(38)

	$124,958	$116,340	$41,945	$40,798

     Inter-segment sales amounted to $50,000 and $114,000 for the nine months ended September 30, 2008 and 2007, respectively, and $8,000 and $38,000 for the three months ended September 30, 2008 and 2007, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.
     Income (loss) from continuing operations before interest and income taxes for each segment is as follows (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2008	2007	2008	2007
Television	$3,894	$9,822	$1,939	$3,405
Radio	(3,545)	(514)	(1,756)	(472)
Fisher Plaza	4,138	3,215	1,439	1,019
Corporate and eliminations	147,347	(3,177)	47,413	(870)

	$151,834	$9,346	$49,035	$3,082

     Corporate income from continuing operations for the nine and three-month periods ended September 30, 2008 includes the pre-tax gain of $152.6 million and $49.0 million, respectively, on sale of Safeco common stock (see Note 4).
     The following table reconciles total segment income from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Nine months		Three months
	ended September 30		ended September 30
	2008	2007	2008	2007
Total segment income from continuing operations before interest and income taxes	$151,834	$9,346	$49,035	$3,082
Interest expense	(10,343)	(10,222)	(3,441)	(3,318)

Consolidated income (loss) from continuing operations before income taxes	$141,491	$(876)	$45,594	$(236)

     Identifiable assets for each segment are as follows (in thousands):

Total assets	September 30 2008	December 31 2007
Television	$189,991	$136,341
Radio	19,911	20,030
Fisher Plaza	113,730	117,688
Corporate and eliminations	101,740	209,785

	425,372	483,844
Assets held for sale	2,095	2,090

	$427,467	$485,934

     Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally cash, cash equivalents and investments.
17. Financial Information for Guarantors
     The Company has $150.0 million of 8.625% senior notes due 2014 outstanding. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.
     Presented below are condensed consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Also presented are the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2008

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$124,965	$(7)	$124,958
Costs and expenses
Direct operating costs	240	52,693	146	53,079
Selling, general and administrative expenses	8,950	40,878	(153)	49,675
Amortization of program rights		16,818		16,818
Depreciation and amortization	740	8,612		9,352

	9,930	119,001	(7)	128,924

Income (loss) from operations	(9,930)	5,964		(3,966)
Other income, net	155,698	102		155,800
Equity in income of subsidiaries	3,674		(3,674)	—
Interest expense, net	(10,276)	(67)		(10,343)

Income from continuing operations before income taxes	139,166	5,999	(3,674)	141,491
Provision for federal and state income taxes	46,783	2,358		49,141

Income from continuing operations	92,383	3,641	(3,674)	92,350
Income from discontinued operations, net of income taxes		33		33

Net income	$92,383	$3,674	$(3,674)	$92,383

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the nine months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$116,454	$(114)	$116,340
Costs and expenses
Direct operating costs		44,977	1,410	46,387
Selling, general and administrative expenses	6,399	33,943	(1,524)	38,818
Amortization of program rights		16,804		16,804
Depreciation and amortization	217	8,451		8,668

	6,616	104,175	(114)	110,677

Income (loss) from operations	(6,616)	12,279	—	5,663
Other income, net	3,413	270		3,683
Equity in income of subsidiaries	9,578		(9,578)	—
Interest expense, net	(10,214)	(8)		(10,222)

Income (loss) from continuing operations before income taxes	(3,839)	12,541	(9,578)	(876)
Provision (benefit) for federal and state income taxes	(4,317)	4,611		294

Income from continuing operations	478	7,930	(9,578)	(1,170)
Income from discontinued operations, net of income taxes		1,648		1,648

Net income	$478	$9,578	$(9,578)	$478

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2008

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$41,946	$(1)	$41,945
Costs and expenses
Direct operating costs	93	17,562	49	17,704
Selling, general and administrative expenses	2,170	12,674	(50)	14,794
Amortization of program rights		7,357		7,357
Depreciation and amortization	277	2,822		3,099

	2,540	40,415	(1)	42,954

Income (loss) from operations	(2,540)	1,531		(1,009)
Other income, net	49,986	58		50,044
Equity in income of subsidiaries	961		(961)	—
Interest expense, net	(3,419)	(22)		(3,441)

Income from continuing operations before income taxes	44,988	1,567	(961)	45,594
Provision for federal and state income taxes	15,213	646		15,859

Income from continuing operations	29,775	921	(961)	29,735
Income from discontinued operations, net of income taxes		40		40

Net income	$29,775	$961	$(961)	$29,775

Financial Information for Guarantors
Condensed Consolidated Statement of Operations
for the three months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Revenue	$	$40,836	$(38)	$40,798
Costs and expenses
Direct operating costs		14,826	479	15,305
Selling, general and administrative costs	2,152	11,982	(517)	13,617
Amortization of program rights		7,370		7,370
Depreciation and amortization	71	2,740		2,811

	2,223	36,918	(38)	39,103

Income (loss) from operations	(2,223)	3,918		1,695
Other income, net	1,344	43		1,387
Equity in income of subsidiaries	2,623		(2,623)	—
Interest expense, net	(3,310)	(8)		(3,318)

Income (loss) from continuing operations before income taxes	(1,566)	3,953	(2,623)	(236)
Provision (benefit) for federal and state income taxes	(1,033)	1,398		365

Income (loss) from continuing operations	(533)	2,555	(2,623)	(601)
Income from discontinued operations, net of income taxes		68		68

Net income (loss)	$(533)	$2,623	$(2,623)	$(533)

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of September 30, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$18,482	$685	$		$19,167
Short-term investments	59,195				59,195
Receivables, net		29,719			29,719
Due from affiliate	2,000			(2,000)	—
Deferred income taxes	123	662			785
Prepaid expenses and other assets	445	2,383			2,828
Television and radio broadcast rights		8,387			8,387
Assets held for sale		43			43

Total current assets	80,245	41,879		(2,000)	120,124
Marketable securities, at market value		899			899
Investment in consolidated subsidiaries	274,391			(274,391)	—
Cash value of life insurance and retirement deposits	17,476				17,476
Television and radio broadcast rights		80			80
Goodwill		52,294			52,294
Intangible assets		78,820			78,820
Investment in equity investee		2,684			2,684
Deferred income taxes	8,877			(8,877)	—
Deferred financing fees and other assets	3,430	1,373			4,803
Assets held for sale		2,052			2,052
Property, plant and equipment, net	1,843	146,392			148,235

Total Assets	$386,262	$326,473		$(285,268)	$427,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$887	$2,870	$		$3,757
Due to affiliate		2,000		(2,000)	—
Accrued payroll and related benefits	476	4,493			4,969
Interest payable	539				539
Television and radio broadcast rights payable		8,366			8,366
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,594	5,782			7,376
Liabilities of businesses held for sale		59			59

Total current liabilities	4,726	23,570		(2,000)	26,296
Long-term debt	150,000				150,000
Accrued retirement benefits	18,568				18,568
Deferred income taxes		16,660		(8,877)	7,783
Other liabilities		11,852			11,852

Stockholders’ Equity
Common stock	10,917	1,131		(1,131)	10,917
Capital in excess of par	10,907	164,234		(164,234)	10,907
Accumulated other comprehensive income, net of income taxes:
Unrealized gain on marketable securities	(56)				(56)
Accumulated loss	(1,933)				(1,933)
Prior service cost	(157)				(157)
Retained earnings	193,290	109,026		(109,026)	193,290

Total Stockholders’ Equity	212,968	274,391		(274,391)	212,968

Total Liabilities and Stockholders’ Equity	$386,262	$326,473		$(285,268)	$427,467

Financial Information for Guarantors
Condensed Consolidated Balance Sheet
as of December 31, 2007

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$5,804	$706	$		$6,510
Receivables, net	582	29,916			30,498
Due from affiliate		40,567		(40,567)
Deferred income taxes	123	662			785
Prepaid expenses and other assets	237	3,618			3,855
Television and radio broadcast rights		5,934			5,934
Assets held for sale		37			37

Total current assets	6,746	81,440		(40,567)	47,619
Restricted cash	52,365				52,365
Marketable securities, at market value	128,201	1,022			129,223
Investment in consolidated subsidiaries	270,717			(270,717)
Cash value of life insurance and retirement deposits	16,809				16,809
Television and radio broadcast rights		7			7
Goodwill		37,361			37,361
Intangible assets		42,782			42,782
Investments in equity investee		2,635			2,635
Deferred financing fees and other assets	3,913	5,159			9,072
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,030	144,978			146,008

Total Assets	$479,781	$317,437		$(311,284)	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$924	$2,813	$		$3,737
Due to affiliate	40,567			(40,567)
Accrued payroll and related benefits	1,656	5,958			7,614
Interest payable	3,773				3,773
Television and radio broadcast rights payable		4,940			4,940
Income taxes payable		3,959			3,959
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,033	3,185			4,218
Liabilities of businesses held for sale		100			100

Total current liabilities	49,183	20,955		(40,567)	29,571
Long-term debt	150,000				150,000
Accrued retirement benefits	18,552				18,552
Deferred income taxes	28,590	16,684			45,274
Other liabilities	59	9,081			9,140

Stockholders’ Equity
Common stock	10,907	1,131		(1,131)	10,907
Capital in excess of par	10,220	164,234		(164,234)	10,220
Accumulated other comprehensive income — net of income taxes:
Unrealized gain on marketable securities	82,818				82,818
Accumulated loss	(1,958)				(1,958)
Prior service cost	(181)				(181)
Retained earnings	131,591	105,352		(105,352)	131,591

Total Stockholders’ Equity	233,397	270,717		(270,717)	233,397

Total Liabilities and Stockholders’ Equity	$479,781	$317,437		$(311,284)	$485,934

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2008

		100%			Fisher
	Fisher	Owned			Communications,
	Communications,	Guarantor			Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations		Subsidiaries

Net cash provided by (used in) operating activities	$(50,036)	$6,477	$		$(43,559)

Cash flows from investing activities
Purchase of marketable securities		(77)			(77)
Purchases of short-term investments	(58,909)				(58,909)
Proceeds from sale of marketable securities	153,403	110			153,513
Decrease in restricted cash	52,365				52,365
Purchase of television stations	(52,365)				(52,365)
Purchase of intangible assets		(285)			(285)
Purchase of property, plant and equipment	(1,096)	(6,139)			(7,235)

Net cash provided by (used in) investing activities	93,398	(6,391)		—	87,007

Cash flows from financing activities
Borrowings under borrowing agreements	21,000				21,000
Payments on borrowing agreements	(21,000)				(21,000)
Payment of capital lease obligation		(107)			(107)
Cash dividends paid	(30,684)				(30,684)

Net cash used in financing activities	(30,684)	(107)		—	(30,791)

Net increase (decrease) in cash and cash equivalents	12,678	(21)		—	12,657
Cash and cash equivalents, beginning of period	5,804	706		—	6,510

Cash and cash equivalents, end of period	$18,482	$685		$—	$19,167

Financial Information for Guarantors
Condensed Consolidated Statement of Cash Flows
for the nine months ended September 30, 2007

		100%		Fisher
	Fisher	Owned		Communications,
	Communications,	Guarantor		Inc. and
(in thousands)	Inc.	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by (used in) operating activities	$(1,264)	$3,531	$1,067	$3,334

Cash flows from investing activities
Proceeds from sale of radio station		2,869		2,869
Deposit paid for purchase of television stations		(2,750)		(2,750)
Purchase of television stations		(4,931)		(4,931)
Decrease in restricted cash		8,473		8,473
Proceeds from sale of investments available-for-sale		133		133
Purchases of investments available-for-sale		(182)		(182)
Purchase of online news service		(1,482)		(1,482)
Proceeds from sale of property, plant and equipment		1,250		1,250
Purchase of property, plant and equipment	(277)	(6,463)		(6,740)

Net cash used in investing activities	(277)	(3,083)	—	(3,360)

Cash flows from financing activities
Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Payment of capital lease obligation		(11)		(11)
Proceeds from exercise of stock options	39			39

Net cash provided by (used in) financing activities	39	(11)	—	28

Net increase (decrease) in cash and cash equivalents	(1,502)	437	1,067	2
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$7,042	$437	$—	$7,479

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
     This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine-month periods ended September 30, 2008, compared with the corresponding periods in 2007.
Overview
     We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low power network-affiliated television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho, California and Montana. We also own and operate Fisher Plaza, a mixed-use facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies.
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
     Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, which account for approximately 60% of our television broadcasting revenue, are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, and the remainder of our television stations are affiliated with Univision or its sister network, Telefutura. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.
     In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of September 30, 2008, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2007 and 96% occupied or committed for occupancy at September 30, 2007. Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties. During the second quarter of 2008, we announced that we were exploring strategic options for our real estate assets, most notably Fisher Plaza. During the third quarter of 2008, we postponed these efforts in light of credit market conditions.
     Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations” below.
Significant Developments
     The following significant developments affect the comparability of our financial statements for the three and nine-month periods ended September 30, 2008 and 2007.
     Sale of Safeco Corporation Shares. In June 2008, we sold 1,548,956 shares of Safeco Corporation common stock, which represented 67.3% of our total Safeco Corporation holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds of $104.1 million. The book basis of the shares sold totalled $526,000, resulting in a pre-tax gain on sale of $103.6 million.
     In July 2008, we sold our remaining 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds of $49.3 million. The book basis of the shares sold totalled $256,000, resulting in a pre-tax gain on sale of $49.0 million.
     The pre-tax gain on 2008 sales of $49.0 million and $152.6 million for the three and nine-month periods ended September 30, 2008, respectively, is included in other income, net.
     Special Dividend. On July 30, 2008 our Board of Directors declared a special dividend of $3.50 per share on our common stock, which was paid on August 29, 2008 to shareholders of record on August 15, 2008. The total dividend paid of $30.7 million was funded from the proceeds of our sale of Safeco Corporation common stock.
     Termination of Seattle Mariners Radio Rights Agreement. In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Rights Agreement was greater during periods that included the broadcast of Mariners baseball games; therefore, the impact on the first and fourth quarters of each calendar year was less than for the second and third quarters of the calendar year. In July 2008, we announced that we would not renew the Rights Agreement with the Seattle Mariners; therefore, the 2008 season was the final year of our commitments under this agreement. As of September 30, 2008, all commitments under the Rights Agreement had been satisfied.
     Termination of National Advertising Representation Agreement. In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by the Company. In the second quarter of 2008, we recognized a non-cash termination charge of $7.3 million to selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five year term of the new agreement. In addition, we recognized a non-cash benefit of $2.3 million to selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of our 2005 non-cash charge resulting from the termination of our national advertising representation agreement.
     Purchase of Bakersfield, California Television Stations. On January 1, 2008 we completed the purchase of the assets of two television stations in the Bakersfield, California Designated Market Area for $55.3 million in cash.
     Option to Purchase Television Stations. In November 2006, we finalized the purchase of two Oregon television stations (KUNP and KUNP LP) for $19.3 million. A second amendment to that purchase agreement in September 2006 included an option to purchase one to three additional television stations in the Northwest. In June 2008, after finalizing our evaluation of various acquisition alternatives, we determined that we would not exercise the option to purchase additional stations. Accordingly, we recognized a $1.0 million charge to selling, general and administrative expenses in the second quarter of 2008 for the forfeiture of the non-refundable option payment.

     Sale of Radio Stations. In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed in June 2007, for $3.0 million. The remaining five stations continue to be actively marketed and held for sale, and we anticipate completing the sale of these remaining stations by the end of the first quarter of 2009. The small-market radio stations are treated as discontinued operations in the accompanying condensed consolidated financial statements.
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
Consolidated Results of Operations
     We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s three Seattle radio stations, while operations of the Company’s small-market radio stations are reported as discontinued operations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza, a communications center located near downtown Seattle that serves as the home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio operations.

     The following table sets forth our results of operations for the three and nine-month periods ended September 30, 2008 and September 30, 2007, including the dollar and percentage variances between such periods. Percentage variances have been omitted within the following table where they are not considered meaningful.

	Nine months				Three months
(Dollars in thousands)	ended September 30		Variance		ended September 30		Variance
(Unaudited)	2008	2007	$	%	2008	2007	$	%
Revenue
Television	$86,288	$77,110	$9,178	11.9%	$27,403	$25,532	$1,871	7.3%
Radio	28,926	30,844	(1,918)	-6.2%	11,261	12,493	(1,232)	-9.9%
Fisher Plaza	9,794	8,500	1,294	15.2%	3,289	2,811	478	17.0%
Corporate and eliminations	(50)	(114)	64		(8)	(38)	30

Consolidated	124,958	116,340	8,618	7.4%	41,945	40,798	1,147	2.8%
Direct Operating Costs
Television	39,885	34,245	5,640	16.5%	13,383	11,397	1,986	17.4%
Radio	8,910	8,225	685	8.3%	2,824	2,593	231	8.9%
Fisher Plaza	2,758	2,507	251	10.0%	984	836	148	17.7%
Corporate and eliminations	1,526	1,410	116	8.2%	513	479	34	7.1%

Consolidated	53,079	46,387	6,692	14.4%	17,704	15,305	2,399	15.7%
Selling, general and administrative expenses
Television	30,503	21,685	8,818	40.7%	8,043	7,094	949	13.4%
Radio	12,173	11,946	227	1.9%	4,735	4,784	(49)	-1.0%
Fisher Plaza	526	311	215	69.1%	126	104	22	21.2%
Corporate and eliminations	6,473	4,876	1,597	32.8%	1,890	1,635	255	15.6%

Consolidated	49,675	38,818	10,857	28.0%	14,794	13,617	1,177	8.6%
Amortization of program rights
Television	6,068	6,304	(236)	-3.7%	2,089	2,030	59	2.9%
Radio	10,750	10,500	250	2.4%	5,268	5,340	(72)	-1.3%

Consolidated	16,818	16,804	14	0.1%	7,357	7,370	(13)	-0.2%
Depreciation and amortization
Television	6,055	5,257	798	15.2%	2,039	1,635	404	24.7%
Radio	642	726	(84)	-11.6%	193	253	(60)	-23.7%
Fisher Plaza	2,372	2,468	(96)	-3.9%	740	852	(112)	-13.1%
Corporate and eliminations	283	217	66	30.4%	127	71	56	78.9%

Consolidated	9,352	8,668	684	7.9%	3,099	2,811	288	10.2%
Income (loss) from operations
Television	3,777	9,619	(5,842)		1,849	3,376	(1,527)
Radio	(3,549)	(553)	(2,996)		(1,759)	(477)	(1,282)
Fisher Plaza	4,138	3,214	924		1,439	1,019	420
Corporate and eliminations	(8,332)	(6,617)	(1,715)		(2,538)	(2,223)	(315)

Consolidated	(3,966)	5,663	(9,629)		(1,009)	1,695	(2,704)

Other income, net	155,800	3,683	152,117		50,044	1,387	48,657
Interest expense, net	(10,343)	(10,222)	(121)		(3,441)	(3,318)	(123)

Income (loss) from continuing operations before income taxes	141,491	(876)	142,367		45,594	(236)	45,830
Provision for federal and state income taxes	49,141	294	48,847		15,859	365	15,494

Income (loss) from continuing operations	92,350	(1,170)	93,520		29,735	(601)	30,336
Income from discontinued operations, net of income taxes	33	1,648	(1,615)		40	68	(28)

Net income (loss)	$92,383	$478	$91,905		$29,775	$(533)	$30,308

Reclassifications
Certain amounts in the 2007 condensed consolidated statements of operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling approximately $4.5 million and $1.4 million for the nine and three-month periods ended September 30, 2007, respectively, which were previously reported within “Selling, general and administrative expenses,” are now reported within “Direct Operating Costs.”

Comparison of Nine and Three-Month Periods Ended September 30, 2008 and September 30, 2007
Revenue
     While the U.S. financial crisis and broader economic slowdown and the resulting sharp declines in advertising spending negatively impacted our television and radio revenue during 2008, our television revenue increased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007. This increase was primarily due to our acquisition of the two Bakersfield, California television stations on January 1, 2008 as well as increased political advertising in certain markets. These new Bakersfield stations contributed $2.1 million and $7.4 million in additional television revenue in the three and nine-month periods ended September 30, 2008, respectively. Revenues from our ABC-affiliated stations decreased 6.1% and 0.2% in the three and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, due primarily to reduced local and national revenue, partially offset by increased political revenue. Revenues from our CBS-affiliated stations, excluding the new Bakersfield, California CBS affiliate, increased 5.7% and 1.7% in the three and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, due primarily to increased political revenue, partially offset by reduced local and national revenue. In addition, revenues from our Spanish-language television stations have increased 21.9% and 34.4% in the three and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. 2007 was the first full year of our operation of these stations, and the increased revenue in 2008 reflects our continued development of the stations.
     Our radio revenue during 2008 has been negatively affected by the same economic factors discussed above, and it decreased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007. The decrease was primarily attributable to a decrease in revenues associated with the broadcast of Seattle Mariners baseball games. Revenue and expenses from our small-market radio operations have been included in the discontinued operations category due to the held-for-sale status of those stations.
     The revenue increase at Fisher Plaza in the three and nine-month periods ended September 30, 2008, as compared to the same periods in 2007, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees and tenant reimbursements.
Direct operating costs
     Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.
     The increase in direct operating costs for the television segment in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007, is primarily the result of increased costs associated with operating our two new Bakersfield, California television stations, in addition to increasing expenses associated with our strategy to grow our Internet business.
     Direct operating costs increased at our radio segment in the three and nine-month periods ended September 30, 2008 as compared to the same periods in 2007. The increase was primarily attributable to increased compensation-related costs associated with news and programming.
     Direct operating costs increased at Fisher Plaza in the three and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 due primarily to higher repair and maintenance expenses.
     The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses
     The increase in selling, general and administrative expenses in the television segment in the three-month period ended September 30, 2008 compared to the same period in 2007, was due primarily to costs associated with operating our two new Bakersfield, California television stations and increasing expenses associated with our growing Internet business. The increase in selling, general and administrative expenses in the nine-month period ended September 30, 2008 compared to the same period in 2007, was due primarily to a net $5.0 million non-cash charge resulting from our April 2008 decision to change our national advertising representation firm as well as costs associated with operating our two new Bakersfield stations and increasing expenses associated with our Internet business.
     In April 2008, we terminated an agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by the Company. We recognized a non-cash termination charge of $7.3 million to television selling, general and administrative expenses and will amortize the resulting liability as a non-cash benefit over the five-year term of the new agreement. In addition, we recognized a non-cash benefit of $2.3 million to television selling, general and administrative expenses in the second quarter of 2008, representing the remaining unamortized balance of our 2005 non-cash charge resulting from the termination of our national advertising representation agreement.
     Selling, general and administrative expenses at our radio segment remained relatively unchanged in the three and nine-month periods ended September 30, 2008 as compared to the same periods in 2007.
     Selling, general and administrative expenses increased at Fisher Plaza in the three and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 primarily due to expenses associated with our exploration of strategic alternatives for Fisher Plaza.
     Our corporate selling, general and administrative expenses increased in the three-month period ended September 30, 2008 compared to the same period in 2007 due primarily to increased legal and professional fees and payroll-related expenses. The increase in the nine-month period ended September 30, 2008 compared to the same period in 2007 is primarily due to a $1.0 million non-cash charge for the forfeiture of a non-refundable option payment related to our decision not to exercise an option to acquire additional television stations, as well as increased legal and professional fees and payroll-related expenses.
Amortization of program rights
     Amortization of program rights for the television segment increased in the three-month period ended September 30, 2008 compared to the same period in 2007, due primarily to programming costs incurred for the two new Bakersfield, California stations, which was partially offset by the renewal of several syndicated television programming contracts at reduced rates. Amortization of program rights decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007, due primarily to renewal of several syndicated television programming contracts at reduced rates, which was partially offset by programming costs incurred for the new Bakersfield stations.
     Amortization of program rights for the radio segment are related to the Rights Agreement to broadcast Seattle Mariners baseball games and increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 due to an increase in the annual fee amount for the 2008 baseball season. The slight decrease in the three-month period ended September 30, 2008 compared to the same period in 2007 is due to timing differences resulting from fewer baseball games during the third quarter of 2008 compared to the same quarter of 2007.
Depreciation and amortization
     Depreciation and amortization for the television segment increased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007 due primarily to the acquisition of the two new Bakersfield, California stations.
     Depreciation and amortization for the radio and Fisher Plaza segments decreased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007, as certain assets have become fully depreciated.
     Corporate depreciation and amortization increased for the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007, due primarily to asset additions associated with information technology infrastructure upgrades.

Other income, net
     Other income, net, includes gain on sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income. The significant increase in the three and nine-months ended September 30, 2008 compared to the same periods in 2007 was the result of the sale of all of our Safeco Corporation common stock, resulting in pre-tax gains of $49.0 million and $152.6 million, respectively.
Interest expense, net
     Interest expense, net, consists primarily of interest on our $150 million senior notes and amortization of loan fees, and interest on borrowings under our $20 million senior revolving credit facility. Interest expense in the three-month period ended September 30, 2008 increased from the same period in 2007, as the prior year period included a net reduction in interest expense of $99,000 related to uncertain tax positions. Interest expense in the nine-month period ended September 30, 2008 increased from the same period in 2007 due primarily to increased borrowings on our revolving credit facility, which we subsequently repaid.
Provision for federal and state income taxes
     The provision for federal and state income taxes varies with pre-tax income or loss. Consequently, the changes in provision and benefit for federal and state income taxes were primarily due to fluctuating income and loss from continuing operations before income taxes. The effective tax rate varies from the statutory rate primarily due to a deduction for dividends received from our investment in Safeco Corporation common stock (70% exclusion rate), and changes in cash surrender value of life insurance policies held by the Company (for which proceeds are received tax-free if held to maturity). As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate, which is estimated as 35% and 19% for the nine months ended September 30, 2008 and 2007, respectively. The estimated effective tax rate in the 2008 periods was higher than in the same periods in 2007 due primarily to the relationship between the amount of estimated annual permanent differences and our estimated annual pretax income or loss.
Income from discontinued operations, net of income taxes
     The income from discontinued operations is related to our small-market radio stations that have either been sold or are currently held for sale, and is presented net of income taxes. On June 1, 2007 we closed the sale of one of these stations and recognized a gain on sale of $1.5 million, net of tax. The remaining five stations remain classified as held for sale as of September 30, 2008. See Note 9 to our condensed consolidated financial statements for more information on our discontinued operations.
Liquidity and capital resources
     Our current assets as of September 30, 2008 included cash and cash equivalents totaling $19.2 million and short-term investments totaling $59.2 million, and we had working capital of $93.8 million. As of December 31, 2007, our current assets included cash and cash equivalents totaling $6.5 million, and we had working capital of $18.0 million. The significant increase in current assets and working capital is due to the sale of our investment in Safeco Corporation common stock.
     We are currently evaluating the redeployment of cash proceeds from the sale of our Safeco Corporation holdings. In light of our recent decision to postpone the marketing of Fisher Plaza due to current credit market conditions, we anticipate finalizing our evaluation and communicating our strategy for the use of the cash proceeds in the fourth quarter of 2008.
     Our senior notes indenture contains provisions that limit our ability to distribute proceeds from asset sales, which includes the proceeds from the sale of our shares of Safeco Corporation common stock. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase our outstanding senior notes at par value to the extent of such unused proceeds. The credit agreement for our senior revolving credit facility also contains restrictions on the use of proceeds from asset sales for purposes that are not qualifying purposes as specified in the credit agreement.

     We intend to finance working capital, debt service and capital expenditures primarily through operating activities and use of our senior revolving credit facility described below under “Description of Indebtedness”. Currently, no cash is restricted and $20.0 million is available for borrowings under the credit facility.
Summary of Cash Flows
     Net cash used in operating activities during the nine months ended September 30, 2008 was $43.6 million, compared to $3.3 million provided by operating activities in the comparable period in 2007. Net cash used in operating activities consists of our net income, adjusted by non-cash expenses such as depreciation and amortization, further adjusted by gain on the sale of marketable securities (for the 2008 period) and gain on the sale of radio stations (for the 2007 period), changes in current and deferred income tax and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2008 includes $46.0 million in net cash paid for income taxes, resulting primarily from taxable gains realized on our sale of Safeco Corporation common stock.
     Net cash provided by investing activities during the nine-month period ended September 30, 2008 was $87.0 million, compared to $3.4 million used in investing activities in the comparable period in 2007. During the nine months ended September 30, 2008, we received proceeds from the sale of marketable securities of $153.5 million, used $58.9 million of cash to purchase short-term investments, used $52.4 million of restricted cash to complete the purchase of two television stations in Bakersfield, and used $7.2 million of cash to purchase property, plant and equipment. During the nine months ended September 30, 2007, cash flows related to investing activities consisted primarily of $6.7 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, $2.75 million paid as a deposit on the purchase of television stations and $1.5 million paid for the purchase of an online news service, partially offset by proceeds of $2.9 million from the sale of a radio station, $1.25 million in proceeds from the sale of property, plant and equipment, and a decrease of $8.5 million in restricted cash. Broadcasting is a capital-intensive business; however, we had no material commitments for the purchase of capital items as of September 30, 2008.
     Net cash used in financing activities in the nine month period ended September 30, 2008 was $30.8 million, compared to $28,000 provided by financing activities in the comparable period in 2007. Net cash used in financing activities in the nine months ended September 30, 2008 consisted primarily of cash dividends paid of $30.7 million. Net cash provided by financing activities in the nine months ended September 30, 2007 consisted primarily of proceeds from the exercise of stock options.
Description of Indebtedness
     We have $150.0 million of 8.625% senior notes due 2014 outstanding. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Additionally, we have a senior revolving credit facility, expiring 2010, with a financial institution for borrowings of up to $20.0 million. The credit facility is collateralized by substantially all of our assets (excluding certain real property). As of September 30, 2008, and December 31, 2007, no amounts were outstanding under this credit facility.
     We are subject to various debt covenants and other restrictions — including the requirement for early payments upon the occurrence of certain events, including the sale of assets — the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. The Company was in compliance with all debt covenant requirements at September 30, 2008.
Recent Accounting Pronouncements
     Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding and investing activities.
Interest Rate Exposure
As a result of our September 20, 2004 placement of $150.0 million of 8.625% senior notes due 2014, substantially all of our debt as of September 30, 2008 is at a fixed rate. As of September 30, 2008 and December 31, 2007, our fixed-rate debt totaled $150.0 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2008 was $150.0 million, which is equal to its carrying value, compared to $153.0 million at December 31, 2007. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2008, amounted to $6.0 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.
Our short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year, and we have classified our short-term investments as held-to-maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. Commercial paper prices are susceptible to changes in market interest rates; however, the relatively short-term nature of these investments minimizes interest rate risk. Our short-term investments are classified as held-to-maturity and carried at amortized cost; therefore, fluctuations in market interest rates do not affect the carrying value or interest income recognized. Due to the short duration and nature of these instruments, we do not believe that we have a significant exposure to interest rate risk related to our short-term investments. As of September 30, 2008, our short-term investment carrying value of $59.2 million approximated fair value. Fair values for these instruments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.
Marketable Securities Exposure
In the third quarter of 2008 we sold our remaining 754,000 shares of Safeco Corporation common stock. Our investment in Safeco Corporation, which has been liquidated over the past year, represented nearly all of our investments in marketable securities. Accordingly, our exposure to market risk in the area of securities prices was not significant as of September 30, 2008. As of December 31, 2007, the fair value of our investments in marketable securities, consisting primarily of 2.3 million shares of Safeco common stock, was $129.2 million.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the Company’s fiscal quarter ended September 30, 2008. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s fiscal quarter ended September 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

10.1*+	Form of Option Agreement under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

10.2*+	Form of Restricted Stock Unit under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

10.3*+	Terms of the Equity Grant Program for Nonemployee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.
Date: November 10, 2008	/s/ Joseph L. Lovejoy
Joseph L. Lovejoy
Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*+	Form of Option Agreement under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

10.2*+	Form of Restricted Stock Unit under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

10.3*+	Terms of the Equity Grant Program for Nonemployee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Fisher Communications, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-22439)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.