Form 10-K
period 2008-12-31
FISHER COMMUNICATIONS INC
filed 2009-03-16
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.406 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $259,253,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 5, 2009 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,740,060

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009	Part III

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this annual report entitled “Risk Factors,” as well as those discussed elsewhere in this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as otherwise required by law, we disclaim any responsibility to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Unless the context requires otherwise, references in this annual report to “Fisher,” “the Company,” “we,” “us,” or “our” refer to Fisher Communications, Inc. and its consolidated subsidiaries.

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. Fisher Communications, Inc. is incorporated in the State of Washington. We conduct our operations through two subsidiaries, Fisher Broadcasting Company (“Fisher Broadcasting”) and Fisher Media Services Company (“Fisher Media Services”). Our broadcasting operations provided approximately 92% of consolidated revenue from continuing operations in 2008, with television accounting for approximately 77% and radio accounting for approximately 23% of our 2008 broadcasting revenue.

Fisher Broadcasting Company owns and operates 13 full power television stations (including a 50%-owned television station), eight low power television stations and eight radio stations in the Western United States. We have long-standing network affiliations with ABC and CBS, and also operate FOX and Univision affiliates as part of duopolies in several of our markets. Our television and radio stations are located in Washington, Oregon, California, Idaho and Montana. Seattle and Portland are our two largest markets for both television and radio. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen Media Research (“Nielsen”). We also own three radio stations in Seattle, the 13th largest radio market, ranked by population, as determined by the Arbitron, Inc. (“Arbitron”). Our television stations reach 4.0 million households (approximately 3.5% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

As part of the ongoing development of our business, in recent years we completed the following transactions:

•

In November 2006, we completed the purchase of two Univision-affiliated Oregon television stations for $19 million. As part of the same transaction, which was initially announced in December 2005, we also acquired two low-power Idaho TV stations in May 2006 for $1 million.

•	In October 2006, we sold 18 of our 24 small-market radio stations located in Montana and Eastern Washington for $26 million. This transaction was structured as a like-kind exchange, for tax purposes,

and we used a portion of the proceeds, $19 million, to purchase the two Oregon television stations in November 2006. We sold an additional Montana radio station in June 2007 for $3 million. We continue to operate five radio stations in Great Falls, Montana.

•

In September 2006, we completed the stock purchase of African-American Broadcasting of Bellevue by acquiring 75% of the stock for $12 million. We had purchased an initial 25% of the equity in June 2006 for $4 million.

•

In April 2007, we finalized the purchase of four low power television stations located in Eastern Washington for $5 million. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision.

•	In January 2008, we completed the acquisition of the CBS and FOX affiliates in Bakersfield, California for $55.3 million in cash.

•

In December 2008, we completed the sale by our wholly-owned subsidiary, Fisher Broadcasting, of 100% of the outstanding membership interests in Panlocal Media LLC, which owned and operated Pegasus News, an online hyper-local media pioneer based in Dallas, Texas. As consideration for the sale, the buyer paid Fisher Broadcasting $1.5 million in cash and granted us and our affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in our existing television and radio markets to deliver personalized online local news, information and advertising. We acquired Pegasus for approximately $1.5 million in July 2007.

•

During 2008, we sold our remaining 2.3 million shares of the common stock of Safeco Corporation, a publicly traded insurance and financial services corporation. Fisher had been a shareholder of Safeco Corporation since 1923. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to the Company of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008. In December 2007, we sold 699,700 shares of Safeco Corporation common stock, which, at the time, represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million. A portion of the net proceeds from the Safeco stock sales were utilized to fund the January 2008 acquisition of the two television stations in Bakersfield, California.

Fisher Media Services Company owns and operates Fisher Plaza, a commercial building that includes a data center located near downtown Seattle. The data center is designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of approximately $111 million as of December 31, 2008.

Fisher Communications, Inc. employed 776 full-time employees as of December 31, 2008. Approximately 14% of our workforce, located primarily at our KOMO TV, KATU TV, KBAK TV, KBFX CA and KBCI TV operations, is subject to collective bargaining agreements.

We report financial data for three reportable segments: television, radio and Fisher Plaza. Note 15 to the Consolidated Financial Statements contains information about the financial results of our segments for 2008, 2007, and 2006.

Our Television Stations

The following table sets forth selected information about our television stations as of December 31, 2008:

Station	Market Area	DMA (1) Rank	Network Affiliation	Expiration Date of Affiliation Agreement
KOMO TV	Seattle-Tacoma, WA	14	ABC	August 31, 2009
KUNS TV	Seattle-Tacoma, WA	14	Univision	September 12, 2011
KATU TV	Portland, OR	22	ABC	August 31, 2009
KUNP TV	LaGrande, OR	22	Univision	September 12, 2011
KUNP LP	Portland, OR	22	Univision	September 12, 2011
KVAL TV	Eugene, OR	119	CBS	February 29, 2016
KCBY TV	Coos Bay, OR	119	CBS	February 29, 2016
KPIC TV (2)	Roseburg, OR	119	CBS	February 29, 2016
KIMA TV	Yakima, WA	126	CBS	February 29, 2016
KEPR TV	Pasco/Richland/Kennewick, WA	126	CBS	February 29, 2016
KBAK TV	Bakersfield, CA	125	CBS	March 3, 2016
KBFX CA	Bakersfield, CA	125	FOX	June 30, 2010
KUNW CA	Yakima, WA	126	Univision	September 12, 2011
KVVK CA	Pasco/Richland/Kennewick, WA	126	Univision	September 12, 2011
KORX CA	Walla-Walla, WA	126	Univision	September 12, 2011
KLEW TV (3)	Lewiston, ID	N/A	CBS	February 29, 2016
KBCI TV	Boise, ID	112	CBS	February 29, 2016
KUNB LP	Boise, ID	112	Independent	N/A
KIDK TV	Idaho Falls-Pocatello, ID	162	CBS	February 29, 2016
KPPP LP	Pocatello, ID	162	Independent	N/A

(1)	“Market Area” refers to the television market served by each station. Most stations are located in Nielsen Media Research Designated Market Areas (“DMAs”), which represent exclusive geographic areas of counties in which the home market stations are estimated to have the largest quarter-hour audience share. DMA Rank represents the DMA ranking by size of the market area in which each station is located. DMA Rank is based on January 2009 estimates published by Nielsen Media Research. The legend “NA” in the DMA rank column designates that the station is not located in a Nielsen DMA.
(2)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.
(3)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.

We have been affiliated with ABC since 1958, CBS since 1999, Univision since 2006 and FOX since 2008.

KOMO TV and KUNS TV, Seattle-Tacoma, Washington

KOMO TV and KUNS TV operate in the Seattle-Tacoma market, which has approximately 1.8 million television households and a population of approximately 4.4 million. In 2008, approximately 69% of the population subscribed to cable and 21% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems) (Nielsen). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Liberty Mutual Group, PACCAR Inc, Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, Amazon.com, Inc., JPMorgan Chase & Co. and Weyerhaeuser Company.

KOMO has been on the air since 1953. KOMO TV’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO TV produces 38 hours of live local television news per week on its analog and digital channels. In 2008, the Radio and Television News Directors Association honored KOMO TV News with the Edward R. Murrow national award for Overall Excellence and regional awards for Investigative Reporting, Newscast, Sports Reporting, and Writing. In 2008, the National Association of Television Arts and Sciences awarded 14 Emmys to the station for program and individual excellence.

KUNS went live as Seattle’s first Univision station in January 2007. The Seattle-Tacoma market has a Hispanic population of approximately 319,000. The market is the 27th largest Hispanic market in the United States. KUNS produces five hours of locally produced television news per week on its analog and digital channels.

KATU TV and KUNP TV, Portland, Oregon

KATU TV and KUNP TV serve the Portland market, which has approximately 1.2 million television households and a population of approximately 3 million. Approximately 53% of Portland’s population subscribed to cable in 2008, while approximately 31% of households are listed as subscribers to alternative delivery systems (Nielsen). The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Oregon Health & Science University, Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU currently broadcasts 40 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday-Friday local talk/information programs.

In 2008, KATU won a Television Emmy Award for Human Interest, as well as receiving four first place Associated Press awards.

KUNP (formerly broadcasting as KPOU) has been our Portland Univision affiliate since 2006. The Portland market has a Hispanic population of approximately 319,000, the 31st largest Hispanic market in the United States. KUNP produces five hours of locally produced television news per week.

KVAL TV, KCBY TV, KPIC TV, Eugene, Coos Bay and Roseburg, Oregon

KVAL TV, KCBY TV, and KPIC TV (collectively “KVAL+”) serve the Eugene television market, which has approximately 243,000 television households and a population of approximately 568,000. The market has a 48% cable penetration and a 35% alternate delivery penetration (Nielsen). KVAL TV’s broadcast studios are located in Eugene. KCBY TV, in Coos Bay and KPIC TV, in Roseburg, are KVAL’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities—University of Oregon in Eugene and Oregon State University in Corvallis, Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Enterprise Car Rental, and Roseburg Forest Products.

KVAL+ broadcasts 27 hours of live local news per week. KVAL has a long tradition of award-winning news, public affairs programming and information. In 2008, KVAL won 15 Oregon Associated Press awards including six 1st place, two 2nd place and seven 3rd place awards. KVAL was also nominated for a regional Emmy Award for best breaking news.

KIMA TV, KEPR TV, KLEW TV, KUNW CA, KVVK CA, KORX CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho.

KIMA TV serves the Yakima, Washington area while its satellite stations, KEPR TV and KLEW TV, serve the Pasco-Richland-Kennewick, Washington (the “Tri-Cities”), and Lewiston, Idaho, respectively. Together, the

Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 217,000 television households and a population of approximately 600,000. The market has a 41% cable penetration and a 43% alternate delivery penetration (Nielsen). KLEW TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW TV serves approximately 165,000 people in approximately 65,000 TV households.

The area covered by KIMA, KEPR and KLEW has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale food processing and tourism industries, as well as being the core of “Washington Wine Country.” Major employers include Battelle, Inc., Clearwater Paper, Con Agra Foods, Inc., Duratek, Inc., Tyson Foods, Inc., Energy Northwest, CH2M HILL Companies, Ltd., Fluor Corporation, Bechtel Corporation, Lockheed Martin Corporation, Siemens AG, Tree Top, Inc., Noel Corp., and Boise Cascade.

KIMA and KEPR each broadcast 20 hours per week of scheduled live local news programs. KIMA is a leader in its market. According to Nielsen Media Research, KIMA/KEPR reaches 44% of the local news audience at 6 p.m. against both ABC and NBC local news, and KIMA TV alone has more than double the households of the other two news stations combined. In 2008, KIMA was nominated for an Emmy for “Best Newscast”. In 2008, the station also won eight awards from the Society of Professional Journalists (“SPJ”), including first place for Spot News. KEPR won four SPJ awards, including a sweep of the Investigative category. In 2008, the Idaho State Broadcasters’ Association honored KLEW for having the “Best Sports Program.”

KUNW, KVVK and KORX are the Univision affiliates for the Yakima-Pasco-Richland-Kennewick market. The Yakima market has a year-round Hispanic population of approximately 165,000. The market is the 51st largest Hispanic market in the United States. KUNW produces a daily local newscast, and also broadcasts interviews with members of the Hispanic community throughout the day. These run on all three stations.

KBCI TV and KUNB LP, Boise, Idaho

KBCI TV and KUNB LP serve the Boise, Idaho DMA, which has approximately 262,000 television households and a total population of approximately 677,000. An estimated 31% of the television households in the Boise DMA subscribe to cable television with another 44% subscribing to an alternative delivery system (Nielsen). Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include Hewlett-Packard Company, Micron Technology, Inc., Boise State University, Albertson’s, Saint Alphonsus Regional Medical Center, St. Luke’s Regional Medical Center, J.R. Simplot Company, Idaho Power Company, Boise Cascade, Sears Boise Regional Credit Card Operations Center, Washington Group International (formerly Morrison Knudson), Mountain Home Air Force Base, and the Idaho State government. Boise was recognized by Forbes Magazine in 2008 as the second-best “Place for Business and Careers”. Kiplinger’s July 2008 issue ranked Boise fourth among the “10 Greatest Places to Live, Work and Play.”

KBCI currently broadcasts 25 hours per week of live local news programs. In 2008, KBCI was nominated for three Emmy’s, including “Best Newscast”. The station was also honored by the Idaho Press Club for “Best News Series” and “Best Sports”. KBCI also produced six hours of local special news programming during 2008, in addition to three hours of locally produced “Project Green” programs. KUNB LP currently rebroadcasts KBCI’s programming.

KIDK TV and KPPP LP, Idaho Falls-Pocatello, Idaho

KIDK TV and KPPP LP serve the Idaho Falls-Pocatello market, which has approximately 124,000 television households and a population of approximately 339,000. An estimated 35% of the television households subscribe to cable, with another 46% subscribing to an alternative delivery system (Nielsen). The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, Brigham Young University-Idaho, Eastern Idaho Regional Medical Center, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK broadcasts 19.5 hours per week of live local news programs. In 2007, KIDK received two first place awards by the Idaho Press Club. KPPP LP currently rebroadcasts KIDK’s programming.

KBAK TV and KBFK CA, Bakersfield, California

KBAK-TV (CBS) and KBFX-CA (Fox) serve the Bakersfield, California market. Ranked as the 125th largest television market, Bakersfield has approximately 225,000 television households and a population of approximately 679,000. In 2008, approximately 52% of the population subscribed to cable, while approximately 30% of households are listed as subscribers to alternative delivery systems (Nielsen). The Bakersfield economy is based on agriculture (ranching and row crops), petroleum, and the defense and aerospace industries. The U.S. Department of Defense accounts for approximately 28% of total Kern County employment. The area continues to grow in the areas of manufacturing, distribution, health care, and agriculture-related business services. Major employers in the Bakersfield area include Occidental, Chevron, Frito Lay, Nestle, and the University of California at Bakersfield.

KBAK currently broadcasts 25 hours of live local news weekly, and KBFX broadcasts 16 hours of news weekly. KBAK produces Health Alert, a locally produced program on health issues, which airs on Saturday evenings at 6:30 p.m. Major station community initiatives include Cancer Fighters, targeted to cancer prevention, research, and treatment. In recent years, KBAK has been recognized with numerous awards, including the Mark Twain Award and Associated Press Awards, and in 2006 a story on methamphetamine addiction won a National Edward R. Murrow Award.

Television Broadcasting Industry

The Federal Communications Commission (“FCC”) grants licenses to build and operate broadcast television stations. Currently, a limited number of channels are available for television broadcasting in any one geographic area.

In the United States, legislation setting the mandatory switch-off of all analog terrestrial television broadcasts was signed into law in early 2006. Some stations began broadcasting exclusively digital on February 17, 2009. Stations that are switching to a channel other than their current Digital Television (“DTV”) channel for post-transition operation are, with few exceptions, required to construct DTV transmission facilities specified by the FCC by June 12, 2009.

There are approximately 114 million television households in the United States (household universe estimates), of which approximately 70 million are cable households, and a total of approximately 101 million receive television via cable or an alternative delivery service. On average, overall household television viewing is 57 hours per week (Nielsen).

Television stations primarily receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenue render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenue of individual broadcast television stations. We are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies (as has been the case recently), employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of our revenue in election years depends on many factors, such as whether Washington, Oregon, and Idaho are contested states in a presidential election and the extent of local and regional ballot initiatives.

Digital Television (“DTV”) Transition

The Digital Television, or DTV, standard, developed after years of research, and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same size channel (6 MHz) as the current analog standard television system. All full-power television stations in the United States are required by law to discontinue analog service and operate only in digital no later than June 12, 2009. Some stations already have completed this transition, and certain other stations that are not licensed as full-power television stations are permitted to transition later than June 12, 2009. This transition to digital television requires consumers who rely on over-the-air reception of broadcast signals to purchase new television receivers that are capable of displaying DTV signals or set-top boxes that can receive digital signals and convert them to analog signals for display on existing receivers.

DTV brings with it major changes to the way viewers experience television. Specifically, DTV technology permits the distribution of high-definition television (“HDTV”) programming, which includes higher-quality sound and pictures with substantially higher resolution than analog television programming. DTV technology also allows broadcasters to provide multiple channels of programming on one 6 MHz channel, a practice known as “multicasting.”

Television station operators may use a portion of their DTV signals to provide ancillary services, such as transmission of data, interactive programming, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services, it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. A commercial television station is also required to pay the FCC a fee equal to 5% of the gross revenues derived from all ancillary services provided over such station’s DTV signal for which it received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting. Because multicast programming, described above, is available to the public without charge, it is not subject to this fee.

Beginning in 2002, the FCC required all commercial television broadcasters to transmit programming in DTV format in addition to their existing analog service. The FCC allotted to each station a temporary DTV channel, in addition to its existing analog channel, for this purpose. During 2008, the FCC completed its proceeding to allot DTV channels to each full-power station for post-transition use. The FCC authorized most stations to operate on either their existing DTV channel or their existing analog channel after the DTV transition; a few stations have been allotted a third channel for post-transition use.

Stations that are switching to a channel other than their current DTV channel for post-transition operation are, with few exceptions, required to construct DTV transmission facilities specified by the FCC by June 12, 2009. In general, stations will be able to serve approximately the same number of viewers using their post-transition facilities as they currently serve using their analog facilities. However, a number of technical and regulatory factors may cause a station to be permitted to serve more or less viewers after the transition.

The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Analog Channel Allotment	Post- Transition Digital Channel Allotment	Currently Broadcasting in Digital Format (1)
KOMO TV	Seattle-Tacoma, WA	4	38	Yes (HDTV)
KUNS TV	Seattle-Tacoma, WA	51	50	Yes
KATU TV	Portland, OR	2	43	Yes (HDTV)
KUNP TV	LaGrande, OR	16		No
KUNP LP	Portland, OR	47		No
KVAL TV	Eugene, OR	13	25	Yes (HDTV)
KCBY TV	Coos Bay, OR	11	21	Yes
KPIC TV	Roseburg, OR	4	19	Yes
KIMA TV	Yakima, WA	29	33	Yes (HDTV)
KEPR TV	Pasco/Richland/Kennewick, WA	19	18	Yes (HDTV)
KBAK TV	Bakersfield, CA	29	33	Yes (HDTV)
KBFX CA	Bakersfield, CA	58		No
KUNW CA	Yakima, WA	2	32	No
KVVK CA	Pasco/Richland/Kennewick, WA	15	34	No
KORX CA	Walla-Walla, WA	16		No
KLEW TV	Lewiston, ID	3	32	Yes (HDTV)
KBCI TV	Boise, ID	2	28	Yes (HDTV)
KUNB LP	Boise, ID	35		No
KIDK TV	Idaho Falls-Pocatello, ID	3	36	Yes
KPPP LP	Pocatello, ID	24		No

(1)	We have constructed and commenced operation of stations KOMO-DT, Seattle, KUNS-DT, Bellevue, KATU-DT, Portland, KVAL-DT, Eugene, KCBY-DT, Coos Bay, KPIC-DT, Roseburg, KEPR-DT, Pasco, KBCI-DT, Boise, KIDK-DT, Idaho Falls and KBAK-DT, Bakersfield with digital facilities in compliance with the FCC’s rules pursuant to authorizations issued by the FCC. KIMA-DT, Yakima and KLEW-DT, Lewiston have commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC. None of our low power television stations have been granted a digital companion channel. Pursuant to the FCC’s rules, we were required to have filed either a license application for digital facilities or a request for waiver of the deadline for each of our full power stations by July 7, 2006, or the station would lose interference protection in areas beyond that served on that date. We timely filed waiver requests for KIMA-DT and KLEW-DT, which requests remain pending. KUNP, La Grande was not originally granted a paired DTV channel. These three full power stations were not on the list of compliant stations due to the election of remaining on, or returning to their current analog channel for digital transmission (known as flash-cut).

The FCC has adopted rules to limit the amount of interference that full-power DTV stations may cause to other stations. It also has acknowledged that the DTV transition may involve interference to existing low-power TV stations and translators, particularly in major television markets. Although most low-power stations are required to accept interference from full-power television stations, certain low-power stations, known as “Class A” stations, have greater interference protection rights. Some low-power and translator stations also were “displaced” by the FCC’s channel allotment process for full-power stations, and the FCC has allowed such stations to either apply for a “paired” digital channel on which they can operate simultaneously with their existing analog operations or to choose to convert directly from analog to digital transmissions in the future. Accordingly, the transition to digital television service may materially adversely affect the operations of our full-power and low-power stations.

The regulatory matters discussed in the sections below are impacted by television stations’ transition to digital television, and those matters could materially impact our stations’ operations. In addition, it is not yet clear whether the transition to digital television will impact broadcast stations’ competition with other sources of video programming, including if viewers do not purchase DTV receivers or converter boxes, and whether and how TV broadcast stations will be able to avail themselves of or profit by the transition to DTV.

The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended, or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our broadcast operations.

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”) by which one entity agrees to provide administrative and other services to a station operated by another entity, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.

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

Our stations compete for television viewership share against local network-affiliated and independent stations, as well as against programming provided by cable, direct broadcast satellite (“DBS”), and similar multichannel video programming services. These service providers can increase competition faced by a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience to the extent permitted by the FCC’s rules, and also by serving as a distribution system for nonbroadcast programming originated on these systems. To the extent cable and other multichannel video distribution system operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue.

Other sources of competition for Fisher’s television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our television stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers, and Internet Protocol Television (“IPTV”). We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Programming.    Competition for syndicated programming involves negotiating with national program distributors, or producers. Our stations compete against in-market broadcast stations, as well as station groups, for exclusive access to syndicated programming. Operators of cable, DBS and similar systems (including video services offered by telephone companies such as AT&T and Verizon) generally do not compete with local stations for programming. However, various national non-broadcast programming networks acquire programs that might have otherwise been offered to local television stations.

Advertising.    Television advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Our stations compete for advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, DBS services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is paid political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Our television stations are located in highly competitive markets.

Digital Television

With digital television, broadcasters are not restricted to sending one high-definition picture, but rather a standard-definition picture and multicast multiple channels of standard-definition television. Some broadcasters are planning to multicast many choices of programming during the day and reduce the number of channels in the evening in order to feed a high-definition signal for prime-time. DTV technology will make it possible for broadcasters to offer more choices to viewers. Like traditional television channels, competition in digital television will likely take place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. Our stations compete for television viewership share against traditional television stations, as well as against cable programming and alternate methods of television program distribution, such as DBS program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for nonbroadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue. Other sources of competition for Fisher’s digital television stations include home entertainment systems (including video cassette recorder and playback systems, DVD players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices. Our multicast stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Radio Markets and Stations

Seattle Radio

The following table sets forth certain information regarding our radio stations located in Seattle, Washington.

Market	Station	Dial Position	Power	National Market Rank (1)	Format
Seattle, WA				13
	KOMO AM	1000 kHz	50 kW		News
	KVI AM	570 kHz	5 kW		Talk
	KPLZ -FM	101.5 MHz	100 kW		Hot Adult Contemporary

(1)	National Market Rank for Seattle, WA is based on 2008 data from Arbitron.

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3.4 million with news and entertainment radio services. KOMO (AM), KVI (AM) and KPLZ (FM) have been on the air since 1926, 1926 and 1959, respectively. KOMO (AM) is Seattle’s only all news format station. KVI (AM) is the market’s Fox News station with a talk radio format and a mix of local and national issue-oriented programming. KPLZ (FM) programs “Hot Adult Contemporary” music with veteran morning personalities Kent Phillips and Alan Budwill.

Effective March 1, 2002, Fisher Broadcasting Seattle Radio LLC entered into a JSA with classical music station KING FM. Pursuant to the agreement, the licensee of the station, Classic Radio, Inc., retains all operating accountability, while we pay KING FM a flat fee, subject to annual adjustment, and a share of the net revenue generated by the sale of advertising time for the right to sell substantially all the commercial advertising on the station. This agreement was amended during 2006 and the term was extended through June 30, 2011.

Great Falls, Montana Radio

The following table sets forth certain information regarding our radio stations located in Great Falls, Montana.

Market	Station	Dial Position	Power	National Market Rank	Format
Great Falls, MT				N/A
	KXGF AM	1400 kHz	1 kW		Traditional Country
	KQDI AM	1450 kHz	1 kW		Talk
	KQDI FM	106.1 MHz	100 kW		Classic Rock
	KIKF FM	104.9 MHz	94 kW		Country
	KINX FM	107.3 MHz	94 kW		4 decades of hits

In October 2006, we sold 18 of our 24 small-market radio stations known as Fisher Radio Regional Group with stations located in Montana and Eastern Washington for $26.1 million. In June 2007, one additional station in Great Falls, Montana was sold for $3.0 million following FCC approval.

Radio Broadcasting Industry

Only a limited number of frequencies are available for commercial radio broadcasting in any one geographic area. The FCC grants the license to operate a radio station. Currently, two commercial radio broadcast bands provide free, over-the-air radio service, each of which employs different methods of delivering the radio signal to radio receivers. The AM band (amplitude modulation) consists of frequencies from 530 kilohertz (“kHz”) to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 megahertz (“MHz”) to 107.9 MHz.

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

Competition in the radio industry, including each of the markets in which our radio stations compete, takes place on several levels: competition for audience, competition for advertisers, competition for programming and competition for on-air talent, staff and management. Additional significant factors affecting a radio station’s competitive position include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 GHz). Sirius XM Radio Inc. is currently offering programming via S-Band satellite channels. The company offers numerous programming channels on a monthly fee basis. Some of its program channels contain commercial announcements, but they do not currently insert local commercials. Radios capable of receiving these digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to significantly compete for local advertising revenue, they compete for listenership, and may dilute the overall radio audience growth scale.

Audience.    Our radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched through large-scale perceptual studies, auditorium-style music tests and weekly call-outs. All are designed to evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, Internet, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station’s cumulative audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the time spent listening, both of which are intended to establish a station’s share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create disruptions that can harm the performance of the station, especially in the time period immediately following a format change. We have experienced this effect in the past in connection with our prior station format changes.

The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations, as have “podcasts” which contain programming compilations intended to be recorded on personal audio devices and replayed later, and personal audio systems like iPods and MP3 players. These Internet channels provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations.

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

Property	Market Area	Website URL
KOMO-TV	Seattle-Tacoma, WA	www.komonews.com
KOMO AM	Seattle-Tacoma, WA	www.komoradio.com
KVI AM	Seattle-Tacoma, WA	www.570kvi.com
KPLZ-FM	Seattle-Tacoma, WA	www.star1015.com
KUNS-TV	Seattle-Tacoma, WA	www.univisionseattle.com
KATU-TV	Portland, OR	www.katu.com
KUNP-TV	Portland, OR	www.univisionportland.com
KVAL-TV	Eugene, OR	www.kval.com
KCBY-TV	Coos Bay, OR	www.kcby.com
KPIC-TV	Roseburg, OR	www.kpic.com
KIMA-TV	Yakima, WA	www.kimatv.com
KEPR-TV	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW-TV	Lewiston, ID	www.klewtv.com
KBCI-TV	Boise, ID	www.2news.tv
KIDK-TV	Idaho Falls-Pocatello, ID	www.kidk.com
KBAK-TV/KBFX-CA	Bakersfield, CA	www.bakersfieldnow.com

Competition.    Individuals as well as multi-national companies can easily enter the Internet business with a limited amount of investment. Some organizations or individuals may have greater financial resources available affording them better access to content, talent, revenue and audience. Competition in the Internet industry takes place on several levels: competition for audience, competition for advertisers, competition for content and competition for staff and management. Websites are in a state of constant technological advancement and innovation and there is no limit to the number of websites one company or individual can create or operate. While there are few governmental restrictions on websites, changes from regulatory bodies could have a material adverse effect on the business.

Audience.    Our websites compete for audience on the basis of content, which has a direct effect on advertising rates. As a website grows its page-impressions, unique visitors and the amount of time consumers spend browsing on the site, the company is capable of charging a higher rate for advertising. New content and audience features are regularly created to target advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns, designed to improve the site’s overall audience share.

Advertising.    Internet advertising rates are based on the mix of media outlets in the geo-targeting area, the page-impressions and unique visitors of the website, the ability of the website to target various demographic and psychographic groups, the number of advertisers competing for available inventory, the availability of alternative advertising media in the geo-target area, the presence of aggressive and knowledgeable sales forces and the development of projects and features that tie advertisers’ messages to the content. Our websites compete for revenue with other websites and, to a lesser degree, with other advertising media such as television, radio, cable, newspapers, yellow page directories, direct mail, outdoor and transit advertising. Competition for advertising dollars occurs at the national and local level and is subject to changes in rates generally. While there are no geographic barriers to accessing websites, most news and information based websites serving a local market compete for audience and revenue on a geo-targeted basis.

Federal Regulation

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover many areas of station ownership and operation, including but not limited to allotment of television and radio channels to particular communities, approval of station operating parameters, issuance, renewal, revocation or modification of licenses, changes in the ownership or control of licensees, regulation of equipment, and the ownership, operation, and employment practices of stations. The FCC has the power to impose penalties, including fines or license revocations, for violations of its rules.

Programming and Operation.    The Communications Act requires broadcasters to serve the “public interest.” Stations must periodically document their presentation of programming responsive to local community problems, needs and interests. Complaints concerning programming may be considered by the FCC at any time. Stations also must follow various laws and rules that regulate, among other things, the maximum rates that stations may charge for certain political advertising, sponsorship identification, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount of content of commercials in and adjacent to children’s programming, the advertising of cigarettes or smokeless tobacco, obscene and indecent broadcasts and technical operations.

New Licenses.    Television and radio channels are allotted to particular communities. The FCC may change such allotments from time to time. The FCC periodically accepts applications for authority to construct new television and radio stations on unused allotted channels. New AM stations are approved based upon a sophisticated engineering demonstrating compliance with the complex technical rules designed to limit interference with existing stations. Auctions are held by the FCC if more than one party files an application for the same unused FM or television allotment and for any new AM facility. A petition to deny a winning application must be resolved through FCC consideration of the applicant’s qualifications and the application’s compliance with FCC rules.

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

The expiration date for the licenses of our television stations are as follows:

Station	Market Area	Expiration Date
KOMO TV	Seattle-Tacoma, WA	February 1, 2015
KUNS TV	Seattle-Tacoma, WA	February 1, 2015
KATU TV	Portland, OR	February 1, 2007(1)
KUNP TV	LaGrande, OR	February 1, 2015
KUNP LP	Portland, OR	February 1, 2015
KVAL TV	Eugene, OR	February 1, 2015
KCBY TV	Coos Bay, OR	February 1, 2015
KPIC TV	Roseburg, OR	February 1, 2015
KIMA TV	Yakima, WA	February 1, 2015
KEPR TV	Pasco/Richland/Kennewick, WA	February 1, 2015
KBAK TV	Bakersfield, CA	December 1, 2014
KBFX CA	Bakersfield, CA	December 1, 2014
KUNW CA	Yakima, WA	February 1, 2015
KVVK CA	Pasco/Richland/Kennewick, WA	February 1, 2015
KORX CA	Walla-Walla, WA	February 1, 2015
KLEW TV	Lewiston, ID	October 1, 2014
KBCI TV	Boise, ID	October 1, 2014
KUNB LP	Boise, ID	October 1, 2014
KIDK TV	Idaho Falls-Pocatello, ID	October 1, 2014
KPPP LP	Pocatello, ID	October 1, 2014

(1)	On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it.

The license terms for all of our Montana radio stations expire on April 1, 2013. The license terms of our radio stations in Seattle, Washington expire February 1, 2014. The non-renewal or revocation of one or more of our FCC licenses could harm our radio broadcasting operations.

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

National Television Ownership Limits

FCC rules prohibit a single entity from holding an attributable interest in television stations that have an aggregate national audience reach exceeding 39% of television households (the “National Television Ownership Limits”). The FCC counts the television households in each Nielsen DMA in which a party has an attributable interest in a television station as a percentage of the total television households in the DMAs. Only 50% of the television households in a DMA are counted toward the 39% national restriction if the owned station is a ultra high frequency station.

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power television station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple television stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two television stations in the same DMA is permitted where there is no Grade B contour overlap among the stations, where a specified number of separately-owned full-power television stations will remain after the combination is created, or where certain waiver criteria are met. A party may have attributable interests in both television and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending primarily on the number of independent media voices in the market. Low Power Television Stations (LPTVs) are not subject to such limits.

Local Radio Ownership Limits

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by Arbitron, or, in the case of communities outside of Arbitron-rated markets, certain overlapping or intersecting signal contours. Depending on the size of market, a single entity may have an attributable interest in from two to eight commercial radio stations.

Cross-Ownership Restrictions

A party may have attributable interests in both television and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending on the number of independent media voices in the market (the Television-Radio Cross-Ownership Rule”). A single entity may own attributable interests from as few as one television and one radio station in the market to as many as two television and six radio stations (or one television and seven radio stations). LPTVs are not considered in determining compliance with such restrictions.

In 2008, the FCC announced rules which would permit, in limited circumstances, a radio or television broadcast station to be licensed to an entity that, directly or indirectly, owns, operates or controls a daily English-language newspaper that is published in a community within certain defined signal strength contours of the broadcast station (the “Broadcast-Newspaper Cross-Ownership Rule”). Under the modified rules, the FCC will assess proposed newspaper/broadcast combinations on a case-by-case basis, but in limited circumstances will presumptively approve the common ownership of attributable interests in a newspaper and one television station or one radio station in the 20 largest markets, and will presumptively not approve such interests outside the 20 largest markets. The FCC stated that it would consider permitting newspaper/broadcast cross-ownership in smaller markets if it can be shown either (i) that the broadcast property is “failed” or “failing,” or (ii) that the transaction will result in a new source of news in the market, that is, at least seven new hours of local news per week on a broadcast station that previously has not aired local news. Because the U.S. Court of Appeals for the

Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its June 2004 order, the modified daily newspaper cross-ownership rule will not go into effect until the court has completed its review. A number of media companies and public interest groups have challenged in court the FCC’s modification of the daily newspaper cross-ownership rule and its retention of the other ownership rules. These challenges are pending before the U.S. Court of Appeals for the Third Circuit. Several public interest groups also have asked the FCC to reconsider its 2008 order; this request is pending. We cannot predict the manner in which these matters will be resolved.

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

Local Marketing Agreements.    A number of television and radio stations have entered into LMAs. Such agreements typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station brokering more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the brokered station. When the FCC decided to attribute LMAs for ownership purposes, it grandfathered LMAs that were executed prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated that at the conclusion of the 2004 biennial review it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period. To date, the FCC has not commenced that review. We cannot predict when or whether the FCC will begin its review of those LMAs.

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

Biennial Regulatory Reviews.    The FCC concluded its Biennial Regulatory Review of Broadcast Ownership Rules in June 2003, by adoption of a decision which modified a number of its media ownership limits. Those rules set forth a new radio market definition for the markets measured by Arbitron, based upon geographic areas, rather than signal contours. That decision significantly modified the multiple ownership rules related to television. It modified the National Television Ownership Limits to permit an entity to have a 45% national aggregate audience reach. The new rules modified the Local Television Ownership Limits to permit a single party to have an attributable interest in up to three television stations in certain very large DMAs; and reduced the number of separately-owned full-power television stations that must exist in a DMA to justify a party holding an attributable interest in two television stations in the same DMA. The FCC also eased the Television-Radio Cross-Ownership Rules relating to the ownership of interests in both radio and television stations in the same market, and modified the Broadcast-Newspaper Cross-Ownership Rule to permit common ownership of television stations and newspapers in many markets. The FCC decision adopted rules relating to radio JSAs under which stations for which a licensee sells time would be deemed to be attributable interests of that licensee, and the FCC has undertaken a proceeding whether to establish a similar standard for television JSAs. Legislation adopted in January 2004 lowered the National Television Ownership Limits to a 39% national aggregate audience reach. In June 2004, the U.S. Court of Appeals issued a decision upholding portions of the FCC decision, but concluded that the decision failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retained jurisdiction over the matter, and maintained its existing stay of the effectiveness of those rules. It subsequently allowed those portions of the new rules relating to radio ownership to go into effect. The U.S. Supreme Court has declined to review the matter. The FCC has made certain changes to the newspaper/broadcast cross-ownership rule, but it has indicated that it plans to retain the pre-June 2003 multiple ownership rules otherwise intact. The text to that decision has not yet been released to the public. Various parties have publicly stated their intent to appeal that decision. We cannot predict, whether the decision will in fact be appealed, or the outcome of such appeal.

Foreign Ownership.    The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a broadcast licensee entity, or more than a 25% interest in the parent entity of a licensee. As presently organized, we comply with the FCC’s foreign ownership restrictions.

Network Affiliate Issues.    FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

Other Matters.    The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed captioning to assist television viewing by hearing impaired viewers, requirements for visual display of emergency information, minimum amounts of television programming designed to serve the educational and informational needs of children, limitations on the amount of advertising within children’s television programming, and equal employment opportunities (“EEO”) rules requiring broadcast licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. The EEO rules also require each station to (i) widely disseminate information concerning its full-time job vacancies, with limited exceptions, (ii) provide notice of each full-time vacancy to certain recruitment organizations and (iii) periodically complete a certain number of recruitment initiatives. Licensees are also required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of its station operations, including its EEO performance.

Another FCC rule prohibits the broadcast of indecent or profane material from 6 a.m. through 10 p.m., local time, and the willful or repeated violation of these rules could result in fines of up to $325,000 per violation, renewal of a station license for less than the normal term, loss of a station’s license to operate, or even criminal penalties. The U.S. Courts of Appeal of the Second and Third Circuits recently have reversed certain of the FCC’s decisions regarding enforcement of its indecency rule, and one of these cases is currently under consideration by the U.S. Supreme Court. While we cannot predict the resolution of this litigation, it may materially impact the risks associated with operating broadcast stations.

Cable and satellite carriage of broadcast television signals is also affected by FCC rules. An election is made by television stations every third year specifying, on a system-by-system basis, whether they will assert their right to mandatory carriage of their signals by local cable systems (known as “must carry”), subject to certain limitations set forth in the rules, or whether the system must contract for “retransmission consent” in order to carry their signal. Under the FCC’s rules, cable operators are required to carry the digital signals of so-called “must-carry” stations and to distribute each station’s HDTV programming, to the extent offered by the station, to cable subscribers. For a limited period, cable operators must also ensure that HDTV programming is available in standard definition to viewers who do not have television equipment capable of displaying HDTV signals. In addition, a must-carry station broadcasting only in digital is entitled to carriage of only one of its programming streams, but it is permitted to designate which of its programming streams will be carried by a cable operator.

Under the Satellite Home Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”), satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. “Unserved households” which cannot receive the over-the-air signal of a network station with a specified signal strength may be eligible to receive by satellite a “distant signal” of that network which originates outside the local television market. The distant signal provisions of SHVERA will expire at the end of 2009. Congress is expected to consider an extension to these provisions along with other changes to the law, including changes to reflect the transition to digital television.

In an order released during March 2008, the FCC required satellite carriers to carry digital-only stations upon request in markets in which they are providing any local-into-local service. The same order required satellite carriers, over a four-year period, to begin transmitting the high definition (“HD”) signals of all stations that offer them in markets where any station’s signals are carried in HD. The FCC also is considering, in a pending proceeding, what obligations it should impose on satellite delivery of HD signals to subscribers who do not have HD-capable equipment.

Proposed Legislation and Regulation.    Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. Such matters include, for example, EEO regulations, spectrum use fees, political advertising rates, standardized and enhanced public interest disclosure requirements and potential restrictions on the advertising of certain products. Other matters that could affect our broadcast properties include assignment by the FCC of channels for additional broadcast stations or wireless cable systems, as well as technological innovations and developments generally affecting competition in the mass communications industry.

Seasonality

Our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures.

Fisher Plaza

Through Fisher Media Services, we own and manage Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of technology and other media and communications companies as well as office and retail tenants. Fisher Plaza is designed to support the production and distribution of media content through numerous channels, including broadcast, satellite, cable, internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher occupants include data center facilities for Internap Network Services Corporation, Verizon Communications, Inc., Swedish Health Services, Princess Cruise Lines, and Adhost Internet. Fisher also provides colocation facilities for many of its tenants. Fisher Plaza was completed in the summer of 2003 and had a net book value of approximately $111 million at December 31, 2008. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

Available Information

Our website address is www.fsci.com. We make available on this website under “Investor Information—SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”).

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

The continued economic slowdown in the United States and the ongoing financial crisis may continue to adversely affect our results of operations, cash flows and financial condition.

The current economic slowdown in the United States is likely to continue to adversely affect our operating results and the broadcast industry in general by, among other things, reducing demand for local and national broadcast advertising and making it more difficult for customers to pay their accounts. Some companies have experienced downward pressure on their stock price and credit capacity without regard to their underlying financial strength. If current levels of market disruption and volatility continue or worsen, our business, financial condition, results of operations and cash flows may continue to be adversely affected, possibly materially. In addition, our ability to access the capital markets may be severely restricted which could reduce our flexibility to react to changing economic and business conditions. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. In addition, our cash balances will not yield significant interest income in this low-interest rate environment. Such measures could include deferring capital expenditures and other discretionary uses of cash.

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on many factors, including the following:

•	the health of the economy, and particularly the economy of the Pacific Northwest region and Seattle, Washington and Portland, Oregon;

•	the popularity of our programming;

•	pricing fluctuations in local and national advertising;

•

the activities of our competitors, including increased competition from other forms of advertising-based media, particularly network, cable television, direct satellite television and radio, and the Internet;

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders;

•	changes in the makeup of the population in the areas where our stations are located; and

•	other factors that may be beyond our control.

Our advertising revenue has decreased due to adverse developments in many of the above factors, and if the decrease continues, it will adversely affect our operating results and financial condition.

In addition, our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures.

We have incurred losses in the past. We cannot assure you that we will be able to maintain profitability.

During 2008 and 2007, we had income from continuing operations before income taxes of $71 million and $47 million respectively. However, approximately $153 million of income for 2008 and $40 million of income for 2007 resulted from our sale of shares of Safeco Corporation common stock. In 2006, we had income from continuing operations before income taxes of $9 million, and in 2005 we had a loss from continuing operations before income taxes of $16 million. We cannot assure you that our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future, especially given the current state of the national and Pacific Northwest economies.

As of the end of 2008, after conducting an impairment review, we recorded a total impairment charge of $78.2 million, consisting of impairments of goodwill ($38.4 million), intangible assets ($38.3 million) and equity investment ($1.5 million). Approximately $55.6 million of goodwill, intangible assets (primarily FCC licenses) and equity investment remain on our balance sheet (or 15% of our total assets) as of December 31, 2008. We test goodwill and intangible assets at the reporting unit level annually in October or whenever certain triggering events or circumstances occur, including, but not limited to changing business conditions and outlook, significant slowdown in the economic environment, and significant reduction in our market capitalization, indicating that goodwill or intangible assets might be impaired. If impairment is indicated as a result of future evaluations, we would record a further impairment charge in accordance with accounting rules, which would reduce any reported net income or increase any reported net loss for the period in which the charge is taken, and which could adversely affect the value of our stock. We may need to take additional impairments in the future, and historical trends may not be indicative of our future impairments. From the end of 2008 until the date of this filing, our market capitalization has decreased significantly. Since significant reduction of market capitalization is one of the key trigger events for us to conduct an interim goodwill and intangible assets impairment review, we could recognize further impairments in future quarters on the approximately $55.6 million goodwill, intangibles and equity investment currently included in our total assets.

Although we expect to generate sufficient taxable income to realize the deferred tax asset set up as a result of the goodwill and intangible impairment, significant changes in expectations and future results could require us to establish a valuation allowance.

Our operating results are dependent on the success of programming aired by our television and radio stations, which depends in part upon factors beyond our control.

Our advertising revenues are dependent on the success of our local, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our Seattle and Portland television stations, which account for approximately 63% of our television broadcasting revenue, are affiliated with the ABC Television Network, nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, two of our television stations are independent and the remainder of our television stations are affiliated with Univision. Any performance decline by ABC, CBS, or by other networks or network program suppliers, could harm our business and operating results.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

Our television and radio stations face intense competition, including competition from the following sources:

•	local network affiliates and independent stations;

•	cable, direct broadcast satellite and alternative methods of broadcasting brought about by technological advances and innovations, including pay-per-view and home video and entertainment systems; and

•	other sources of news, information and entertainment, including streaming video broadcasts over the Internet, podcasting, newspapers, movie theaters and live sporting events.

In addition to competing with other media outlets for audience share, we also compete for advertising revenue that comprises our primary source of revenue. Our stations compete for advertising revenue with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems.

Our operating results are dependent in part upon the ability of each of our stations to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have, or may in the future obtain, greater resources, our ability to compete successfully in our broadcasting markets may be impeded.

If we are unable to respond to changes in technology and evolving industry trends, our television and radio businesses may not be able to compete effectively.

New technologies could adversely affect our television and radio stations. Information delivery and programming alternatives including cable, direct satellite-to-home services, satellite radio, pay-per-view, the Internet, digital video recorders and home video and entertainment systems and MP3 players have fractionalized television and radio audiences. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes including the increased usage of video-on-demand have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or the future results of our television businesses. Our inability to effectively respond to these technological changes may result in our inability to effectively compete for advertising revenue and programming.

Because significant portions of our cost of services are relatively fixed, downturns in the economy harm our operations, revenue, cash flow and earnings.

Nearly all of our operations are concentrated in the Pacific Northwest region. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial well-being. Operating results over the past several years, including 2008, have been adversely impacted by a deteriorating regional economy. Continued

weak economic conditions in these markets would harm our operations and financial condition. Because significant portions of our costs of services are relatively fixed, we may be unable to materially reduce costs to offset declines in our revenues. As a result, we could suffer net losses, which could increase if the current economic downturn accelerates. In addition, the significant downturn in the national economy that began in 2008 resulted (and may in the future continue to result) in decreased national advertising sales. If this continues, it could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

The current economic downturn has particularly affected certain key categories of national broadcast advertising segments, including specifically, the automobile industry, which on a national basis represents the largest spending category in the broadcasting industry. Reductions in advertising spending by key segments in 2008 negatively affected our financial results, and a prolonged downturn in these industries could continue to harm our cash flows and results of operations.

We may experience disruptions in our business if we sell or acquire and integrate new television or radio stations.

As part of our business strategy and subject to market conditions, we plan to continue to evaluate opportunities to sell or acquire television and radio stations. On January 1, 2008, we finalized our purchase of KBAK and KBFX, our two Bakersfield, California television stations, for approximately $55 million in cash. The purchase price of this acquisition was paid with existing cash and proceeds from our sale of Safeco Corporation common stock. If we make acquisitions in the future, we may need to use more of our existing cash, incur more debt, or issue equity securities, and we may incur contingent liabilities and amortization and/or impairment expenses related to intangible assets. Further, we cannot provide assurance that we will find other attractive acquisition candidates or effectively manage the integration of acquired stations into our existing business. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, if the costs of such integration exceed expectations or if undertaking such sales or acquisitions diverts management’s attention from normal daily operations of the business, our operating results and financial condition could be harmed.

In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Radio and television programming revenue may be negatively affected by the cancellation of syndication agreements.

Syndication agreements are licenses to broadcast programs that are produced by production companies. Such programming can form a significant component of a station’s programming schedule. Syndication agreements are subject to cancellation, which may affect a station’s programming schedule, and we cannot assure you that we will continue to be able to acquire rights to syndicated programs once our current contracts for these programs end.

Our indebtedness could materially and adversely affect our business.

As of December 31, 2008, we had total debt, in the form of 8.625% senior notes due 2014, in the aggregate principal amount of $150 million. Our indebtedness could have a material adverse effect on our business. For example, it could:

•	increase our vulnerability to the current general adverse economic and industry conditions and resulting downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general business purposes;

•	reduce the funds available to purchase the rights to television and radio programs;

•	limit our flexibility in planning for, or reacting to, changes in our industries, making us more vulnerable to economic downturns, including the current one;

•	limit our ability to raise additional funding; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

If our indebtedness produces such adverse effects, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 permits us to incur additional debt only if we satisfy certain financial tests and comply with other covenants. Refer to Note 10 in the accompanying notes to the consolidated financial statements for a description of the covenants included in the indenture. The failure to comply with the covenants in the indenture could be an event of default, which, if not cured or waived, would permit acceleration of the notes payment obligations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion on our debt.

The non-renewal, modification, or cancellation of affiliation agreements with major television networks, including our affiliation agreements with ABC Television Network for KOMO and KATU, could harm our operating results.

Each of our television stations’ affiliation with one of the major television networks has a significant impact on the composition of the station’s programming, revenue, expenses and operations. In some instances, network affiliation agreements are not renewed, or in limited circumstances, may be cancelled by the network. For example, if a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market.

Our two largest television stations, KOMO, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC with current terms expiring in August 2009. While we expect to renew such affiliation agreements prior to expiration, there can be no assurances that we will do so at all, or on terms that are beneficial to the Company. In 2008, approximately 63% percent of our television broadcasting revenues (and approximately 45% of our total revenues) were derived from our two ABC-affiliated stations. Consequently, if we are unable to renew our ABC affiliation agreements, our operating results would be materially adversely affected.

The major network affiliations for our television stations other than KOMO and KATU are with CBS or Fox. Our affiliation agreements with CBS generally expire in February 2016. Our only affiliation agreement with the FOX Network generally expires in June 2010. Although none of our affiliation agreements with CBS or FOX are scheduled for renewal in 2009, any modification, cancellation or eventual non-renewal of any of these agreements could harm our operating results.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include the following:

•

increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience;

•	short term loss of market share or slower market growth due to advertiser uncertainty about the switch;

•	costs of building a new or larger news operation and other increases in station programming costs, if necessary; and

•	the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation.

Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s audience share and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market.

Changes in FCC regulations regarding ownership have increased the uncertainty surrounding the competitive position of our stations in the markets we serve.

In June 2003, the FCC relaxed certain of its local media ownership rules, including its local television ownership limitations and its prohibition on common ownership of newspapers and broadcast stations in the same market. It also modified its local radio ownership limitations in a way that could limit our ability to acquire additional radio stations in existing markets that we serve. The FCC’s new rules were to have become effective on September 4, 2003 but were stayed by the U.S. Court of Appeals for the Third Circuit. Then, in June 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis of the record in order to justify its decision. In September 2004 the Third Circuit court lifted its stay insofar as it applied to the modified local radio ownership rules, which are largely in effect. In all other respects the rules that were in effect prior to June 2003 will remain in effect until the appeals are resolved or the stay is lifted.

In a remand order released in February 2008, the FCC liberalized its broadcast/newspaper cross-ownership rule. Because the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its June 2004 order, the modified broadcast/newspaper rule will not go into effect until the court has completed its review. In its 2008 order, the FCC declined to modify its other ownership rules, including the local television ownership limitations. A number of media companies and public interest groups have challenged the FCC’s modification of the broadcast/newspaper cross-ownership rule and its retention of the other ownership rules. These challenges are pending before the U.S. Court of Appeals for the Third Circuit. Several public interest groups also have asked the FCC to reconsider its February 2008 order, and that request is pending. We cannot predict the outcome of these challenges or the effect that any particular outcome will have on our stations and business.

Under existing law a single entity is permitted to have an attributable interest in television stations serving up to 39% of U.S. television households. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis. We expect that the consolidation of ownership of broadcasting and newspapers in the hands of a smaller number of competitors would intensify the competition in our markets, which could harm our future operating results.

The FCC’s extensive regulation of the broadcasting industry limits our ability to own and operate television and radio stations and other media outlets.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us. Issuance, renewal or transfer of broadcast station operating licenses requires FCC approval, and we cannot operate our stations without FCC licenses. Except for KATU, discussed below, FCC licenses for our various television and radio stations expire in 2013, 2014 or 2015. Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it.

The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, such entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. We may further be prevented from implementing certain joint operations with competitors which might make the operation of our stations more efficient. Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

We will be required to make additional investments in DTV technology, which could harm our ability to fund other operations or repay debt.

Although nearly all of our stations are operating within their FCC technical requirements, there are several exceptions. KVAL and KCBY will be transitioning back to their analog channels and work is nearing completion to accomplish these conversions. KIMA, KLEW and KBCI are currently operating at power levels or antenna heights less than that in their FCC allocations. KIMA and KBCI applied to increase transmission power during an FCC filing window in June 2008, and KBCI has completed the first phase of that power increase. KLEW continues to operate at a reduced antenna height pursuant to an FCC granted Special Temporary Authorization pending the analog shut down. The analog antenna can then be removed and the digital antenna repositioned to the top of the tower. We applied to change KUNP’s digital channel to that of the analog channel and “flash cut” to digital operation when analog operation ceases. This application was granted by the FCC. Additionally, during the FCC filing window in June 2008, KOMO, KPIC, KEPR, and KIDK filed applications to maximize coverage by relocating their digital antennas to the top of their towers once the analog antennas can be removed and for the relocation of KUNS to the KOMO transmitter site. During a filing window for low power stations in August 2008 KUNW and KVVK either applied for or modified existing construction permits for digital transmissions. These additional digital broadcasting investments by some of our stations could result in less cash being available to fund other aspects of our business or repay our debt.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent negotiations for carriage. On or before October 1, 2008, consistent with FCC rules, each of our television stations sent notices to each of the cable systems in its market electing retransmission consent status for the period from January 1, 2009 through December 31, 2011. Failure to reach timely retransmission consent agreements with the relevant cable operators may harm our business. There is no assurance that we will be able to agree on terms acceptable to us, which could lead to reduction in our cable earnings.

Some of our television stations are located in markets in which direct-to-home satellite operators are distributing local television signals to their subscribers (“local into local”). Television stations in such markets have the opportunity to elect must-carry or retransmission consent status according to the same triennial cycle applicable to cable carriage, described above. Stations not sending such elections are deemed to have elected retransmission consent status, in which case the satellite operator may not retransmit that station’s signal without the permission of the station after January 1, 2009. We have elected must-carry status from satellite providers for some of our stations in certain markets for the election period ending December 31, 2011, and for our other stations, we have elected retransmission consent status. Our stations in “local into local” markets are presently being carried by DirecTV, one of the two major direct-to-home satellite operators pursuant to an existing retransmission consent agreement. Failure to reach agreement with DirecTV prior to the expiration of the existing contract may harm our business. There is no assurance that we will be able to agree on terms acceptable to us prior to the contract’s expiration date.

Our retransmission consent agreement with the other major direct-to-home satellite operator, DISH Network, expired on December 17, 2008. As a result, our television stations have not been carried by DISH Network since December 2008. We continue to be in talks with DISH Network to reach an agreement that will allow our stations to return to DISH Network. However, there can be no assurance as to the timing or terms of any such agreement or whether, in fact, an agreement will be reached. Until we reach an agreement with DISH Network, our business and financial results may continue to be adversely affected, possibly materially.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. We do not enter into employment agreements with most of our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results.

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

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, because space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise, especially in light of the current difficult economic environment. We also risk facing lower rents due to the current economic downturn and abundance of available commercial space in downtown Seattle. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing. We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable, or in excess of our current insurance coverage limits. If an uninsured loss occurs with respect to Fisher Plaza, it could harm our operating results.

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

Our operations may be adversely affected by earthquakes and other natural catastrophes in the Pacific Northwest or California.

Our corporate headquarters, Fisher Plaza and the majority of our operations are located in the Pacific Northwest and we own two television stations in California. The Pacific Northwest and California have from time to time experienced earthquakes. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Our broadcasting towers may also be affected by other natural catastrophes, such as forest fires. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or other natural catastrophes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Television Segment Properties.    Our television stations operate from offices and studios owned by our Fisher Broadcasting subsidiary, other than KOMO TV, which operates from offices and studios in Fisher Plaza. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting, although some towers are sited on leased land. Our Spanish-language television stations are being broadcast out of our Vashon Island, Washington satellite uplink facility. KATU Television in Portland, Oregon is a participant with three other broadcast companies in the Sylvan Tower LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which this facility is sited is leased by the Sylvan Tower LLC from one of the participants under the terms of a 30-year lease with two options to extend the term for an additional five years. KBCI Television in Boise, Idaho is a participant with four other broadcast companies in the Deer Point Tower Venture LLC, formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The lease agreement is for a period of 15 years, expiring in December 2016.

Radio Segment Properties.    Radio studios, except for our Seattle stations, that are located in Fisher Plaza, are generally located in leased space. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except KPLZ FM and the stations operated by Fisher Radio Regional Group, where such facilities are situated on leased land.

Fisher Plaza Segment Properties.    Fisher Media Services owns and manages Fisher Plaza, a facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including communications and media companies. See the section entitled “Business—Fisher Plaza” for a description of Fisher Plaza.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “FSCI.” The following table sets forth the high and low sales prices for our common stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on The Nasdaq Global Market.

	Quarterly Common Stock Price Ranges
	2008		2007
Quarter	High	Low	High	Low
1st	$44.99	$28.37	$48.60	$41.32
2nd	38.56	29.55	51.90	47.16
3rd	39.98	29.99	51.99	44.77
4th	39.65	15.08	50.94	35.10

The Company estimates that at March 1, 2009, there were approximately 1,900 beneficial holders of the Company’s common stock, including holders represented by brokers and other institutions.

Dividends

On July 30, 2008 the Company’s Board of Directors declared a special cash dividend of $3.50 per share on the Company’s common stock. This dividend totaling $30.7 million was paid on August 29, 2008 to shareholders of record on August 15, 2008. No cash dividends were declared by the Company in 2007.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fisher under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher’s common stock relative to the cumulative total returns of the S & P 500 Index, and a customized peer group of 18 companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
Fisher Communications, Inc.	100.00	96.77	82.02	87.53	75.15	44.74
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	79.40	61.14	51.30	38.11	8.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1)	There are 18 companies included in the customized peer group which are: Acme Communication Inc., Beasley Broadcast Group Inc., Belo Corp., Cox Radio Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., Hearst-Argyle Television Inc., Ion Media Networks Inc., LIN TV Corp., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sinclair Broadcast Group Inc., Westwood One Inc. and Young Broadcasting Inc. We previously included Clear Channel Communications, Inc. in our peer group but they were acquired in July 2008 and are no longer a public company.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company are derived from the Company’s historical financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year ended December 31,
	2008 (2)	2007 (3)	2006	2005	2004
	(In thousands, except per-share amounts)
Revenue	$173,791	$162,266	$156,537	$137,086	$141,731

Income (loss)
From continuing operations	$45,730	$30,879	$6,527	$(6,131)	$(13,039)
From discontinued operations	(1,072)	995	10,309	1,059	1,086

Net income (loss)	$44,658	$31,874	$16,836	$(5,072)	$(11,953)

Per share data

Income (loss) per share—basic
From continuing operations	$5.23	$3.54	$0.75	$(0.70)	$(1.51)
From discontinued operations	(0.12)	0.11	1.18	0.12	0.12

Net income (loss)	$5.11	$3.65	$1.93	$(0.58)	$(1.39)

Income (loss) per share assuming dilution
From continuing operations	$5.23	$3.54	$0.75	$(0.70)	$(1.51)
From discontinued operations	(0.12)	0.11	1.18	0.12	0.12

Net income (loss)	$5.11	$3.65	$1.93	$(0.58)	$(1.39)

Dividends declared per share	$3.50	$—	$—	$—	$—

	December 31,
	2008	2007	2006	2005	2004
Working capital (1)	$104,905	$18,048	$30,373	$35,562	$33,181
Total assets (1)	371,293	485,934	497,577	440,393	435,872
Total debt (1)	150,000	150,000	150,000	150,000	150,053
Stockholders’ equity	164,744	233,397	239,565	209,621	202,453

(1)	Includes discontinued operations and held for sale assets.
(2)	Income from continuing operations in 2008 includes a $152.6 million pre-tax gain resulting from the sale of 2,302,676 shares of Safeco Corporation common stock and an impairment charge of $78.2 million for goodwill, intangibles and equity investment.
(3)	Income from continuing operations in 2007 includes a $40.4 million pre-tax gain resulting from the sale of 699,700 shares of Safeco Corporation common stock.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus News, Inc. from continuing operations to discontinued operations (See Note 2 to our Consolidated Financial Statements), and the results of our five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2 to our Consolidated Financial Statements). These reclassifications have no effect on previously reported net income (loss).

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period 2006 through 2008.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low-power television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho, California and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also houses a variety of unaffiliated companies, including media and communications companies.

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. Excluding revenue derived from seasonal sports rights, the advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations—KOMO TV and KATU TV, which account for approximately 63% percent of our television broadcasting revenue, are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, two of our television stations are independent, and the remainder of our television stations are affiliated with Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of December 31, 2008, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2007 (43% was occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general U.S. economic climate, and the Seattle economic climate in particular, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the 12 months ended December 31, 2008, 2007 and 2006.

Goodwill and Intangibles Impairment.    We conduct our annual impairment review in October. Given the rapid economic deterioration and significant decline in our market capitalization during the fourth quarter, we conducted an additional interim assessment at year-end.

Based on this interim review we recorded a goodwill and intangible assets impairment charge of $76.7 million as of December 31, 2008 (excluding the $1.5 million impairment of investment in equity investee). Please refer to Note 8 in the accompanying notes to our consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test.

Investment in equity investee impairment.    During the fourth quarter of 2008, as a result of an impairment review, we recorded an impairment charge of $1.5 million on the investment in equity investee.

As such, we recorded total impairments of $78.2 million in 2008.

Special Dividend.    On July 30, 2008 our Board of Directors declared a special cash dividend of $3.50 per share on our common stock, which was paid on August 29, 2008 to shareholders of record on August 15, 2008. The dividend amount was $30.7 million in the aggregate.

Sale of Safeco Corporation Shares.    In June 2008, we sold 1,548,956 shares of Safeco Corporation common stock, which represented 67.3% of our total Safeco Corporation holdings. The shares were sold at an average price of $67.27 per share, resulting in pre-tax net proceeds of $104.1 million. The book basis of the shares sold totaled $526,000, resulting in a pre-tax gain on sale of $103.6 million.

In July 2008, we sold our remaining 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds of $49.3 million. The book basis of the shares sold totaled $256,000, resulting in a pre-tax gain on sale of $49.0 million.

The pre-tax gain on 2008 sales of $152.6 million is included in other income, net.

Expiration of Seattle Mariners Radio Rights Agreement.    In May 2002, we entered into a radio rights agreement (the “Rights Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Rights Agreement was greater during periods that included the broadcast of Mariners baseball games. Accordingly, the impact on the first and fourth quarters of each calendar year was less than for the second and third quarters of the calendar year. In July 2008, we announced that we would not renew the Rights Agreement with the Seattle Mariners. Therefore, the 2008 season was the final year of our commitments under this agreement. All commitments under the Rights Agreement have been satisfied.

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

Purchase of Bakersfield, California Television Stations.    On January 1, 2008 we completed the purchase of the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”)—KBAK TV and KBFX-CA, for $55.3 million in cash.

Option to Purchase Television Stations.    In November 2006, we finalized the purchase of two Oregon television stations (KUNP and KUNP LP) for $19.3 million in cash. The purchase agreement, as amended, included an option to purchase one to three additional television stations in the Northwest. In June 2008, after finalizing our evaluation of various acquisition alternatives, we determined that we would not exercise the option to purchase additional stations. Accordingly, we recognized a $1.0 million charge to selling, general and administrative expenses in the second quarter of 2008 for the forfeiture of the non-refundable option payment.

Sale of Radio Stations.    In October 2006, we completed the sale of 18 of 24 small-market radio stations located in Montana and Eastern Washington for $26.1 million. The sale of one additional Montana station to the same buyer closed in June 2007, for $3.0 million. The remaining five stations had continued to be actively marketed and held for sale until the fourth quarter of 2008.

During the fourth quarter of 2008, we determined that in view of the uncertainty around the timing or probability of a sale of the remaining five stations, the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” necessary to classify the remaining five radio stations as discontinued operations were no longer met and that it was appropriate to present the stations as held for use in our continuing operations as of the fourth quarter of 2008 and going forward. The assets and liabilities of the five stations have been classified as held for use in the consolidated balance sheet as of December 31, 2008, and the results of operations of the five stations through December 31, 2008 have been classified as continuing operations in our radio segment in the consolidated statements of operations for all periods presented.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this annual report. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the consolidated financial statements included in this annual report.

We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them, as presented in this annual report.

Goodwill and indefinite-lived intangible assets.    Approximately $54.3 million or 15% of our total assets as of December 31, 2008 consisted of unamortized goodwill and intangible assets. Goodwill represents the excess of purchase price of certain media properties over the fair value of tangible and identifiable intangible net assets acquired and is accounted for under the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”). Indefinite-lived intangible assets include broadcast licenses (primarily FCC licenses).

Under SFAS 142, goodwill and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis.

The impairment step for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

In the fourth quarter of 2008, we recorded an impairment loss of $76.7 million for our goodwill and intangible assets (primarily broadcasting licenses).

As of December 31, 2008, our total market capitalization was $15.6 million greater than our equity book value. We believe this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay in the event we were acquired.

From the end of 2008 until the date of this filing, our market capitalization has decreased significantly. Since significant reduction in market capitalization is one of the key trigger events for us to conduct an interim goodwill and intangible assets impairment review, we could recognize further impairments in future quarters on the approximately $54.3 million of goodwill and intangibles currently included in our total assets.

We believe our estimate of the value of our goodwill and broadcasting licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Please refer to Note 8 in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test.

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

Television and radio broadcast rights.    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. We periodically assess net realizable value for our capitalized broadcast rights, in which we compare estimated future revenues on a program-by-program basis to the carrying value of the related asset. Impairments, if any, are charged to programming expenses in the period of the impairment.

Revenue recognition.    Television and radio revenue is recognized when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission.

Rentals from real estate leases are recognized on a straight-line basis over the term of the lease, while revenue from related service fees is recognized when the services are delivered.

Pensions.    We maintain a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally we have acquired annuity contracts and life insurance on the lives of the individual participants to assist in payment of retirement benefits. We are the owner and beneficiary of such policies. Accordingly, the cash values of the policies as well as the accrued liability are reported in the financial statements. The program requires continued employment or disability through the date of expected retirement. The cost of the program is recognized over the participants’ average expected future lifetime.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use actuarial consulting services to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.50% at December 31, 2008, and

5.88% at December 31, 2007. The rate of increase in future compensation was no longer applicable at December 31, 2008 or 2007 (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by us may also affect future plan costs.

Income taxes.    The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover some or all our deferred tax assets prior to their expiration, and are required to establish valuation allowances against that portion of our deferred tax assets not considered recoverable. The determination of required valuation allowances involves significant management judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations and actual future results could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $2.8 million and $388,000 at December 31, 2008 and 2007, respectively. As of December 31, 2007, we had utilized all of our prior year federal net operating losses.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Accordingly, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2007 and 2008 pursuant to FIN 48.

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

Variable Interest Entities.    We may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, we make specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, we continue to operate the station under the agreement until the termination of such agreement. As a result of these agreements, we may determine that the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and that we are the primary beneficiary of the variable interest. This typically occurs if we also have an agreement to acquire a station and the conditions to close are considered to be perfunctory. We also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which we own and operate a station. We did not have any VIE’s in 2008 or 2007.

Stock-based compensation.    We use the Black-Scholes option pricing model as our method of valuation for stock option awards. Our determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

Contingencies.    In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our owned and operated 20 network-affiliated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of our three Seattle radio stations and five radio stations in Montana. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza. Fisher-owned entities that reside at Fisher Plaza do not pay rent. However, these entities do pay common-area maintenance expenses. The segmental data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to the Seattle-based television and radio segments.

The following table presents our results of operations for the years ended December 31, 2008, 2007 and 2006 and percentage variances between periods. Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2008 – 2007 Variance		Year Ended December 31, 2006	2007 – 2006 Variance
(dollars in thousands)	2008	2007	$	%		$	%
Revenue
Television	$124,001	$110,790	$13,211	11.9%	$107,457	$3,333	3.1%
Radio	36,719	40,303	(3,584)	-8.9%	39,453	850	2.2%
Fisher Plaza	13,122	11,326	1,796	15.9%	9,406	1,920	20.4%
Corporate and eliminations	(51)	(153)	102		221	(374)

Consolidated	173,791	162,266	11,525	7.1%	156,537	5,729	3.7%
Direct operating costs
Television	52,627	45,838	6,789	14.8%	42,955	2,883	6.7%
Radio	11,420	10,898	522	4.8%	10,675	223	2.1%
Fisher Plaza	3,719	3,443	276	8.0%	3,242	201	6.2%
Corporate and eliminations	2,044	1,875	169	9.0%	1,656	219	13.2%

Consolidated	69,810	62,054	7,756	12.5%	58,528	3,526	6.0%
Selling, general and administrative expenses
Television	39,259	29,910	9,349	31.3%	26,449	3,461	13.1%
Radio	16,683	16,953	(270)	-1.6%	15,903	1,050	6.6%
Fisher Plaza	814	512	302	59.0%	508	4	0.8%
Corporate and eliminations	9,103	7,868	1,235	15.7%	6,770	1,098	16.2%

Consolidated	65,859	55,243	10,616	19.2%	49,630	5,613	11.3%
Amortization of program rights
Television	8,538	8,186	352	4.3%	8,396	(210)	-2.5%
Radio	10,750	10,500	250	2.4%	10,250	250	2.4%

Consolidated	19,288	18,686	602	3.2%	18,646	40	0.2%
Impairment of goodwill and intangible assets
Television	75,332	—	75,332		—	—
Radio	1,410	—	1,410		—	—

Consolidated	76,742	—	76,742		—	—
Impairment of investment in equity investee
Television	1,468	—	1,468		—	—

Consolidated	1,468	—	1,468		—	—
Depreciation and amortization
Television	8,053	6,990	1,063	15.2%	6,016	974	16.2%
Radio	1,018	937	81	8.6%	918	19	2.1%
Fisher Plaza	3,117	3,305	(188)	-5.7%	3,116	189	6.1%
Corporate and eliminations	515	286	229	80.1%	257	29	11.3%

Consolidated	12,703	11,518	1,185	10.3%	10,307	1,211	11.7%
Income (loss) from operations
Television	(61,276)	19,866	(81,142)		23,641	(3,775)
Radio	(4,562)	1,015	(5,577)		1,707	(692)
Fisher Plaza	5,472	4,066	1,406		2,540	1,526
Corporate and eliminations	(11,713)	(10,182)	(1,531)		(8,462)	(1,720)

Consolidated	(72,079)	14,765	(86,844)		19,426	(4,661)

Other income, net	156,570	45,688	110,882		3,880	41,808
Interest expense, net	(13,928)	(13,671)	(257)		(13,956)	285

Income from continuing operations before income taxes	70,563	46,782	23,781		9,350	37,432
Provision for federal and state income taxes	24,833	15,903	8,930		2,823	13,080

Income from continuing operations	45,730	30,879	14,851		6,527	24,352
Income (loss) from discontinued operations, net of income taxes	(1,072)	995	(2,067)		10,309	(9,314)

Net Income	$44,658	$31,874	$12,784		$16,836	$15,038

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include certain employment-related expenses from “Selling, general and administrative expenses” to “Direct operating costs” (See Note 1 to our Consolidated Financial Statements), the results of Pegasus News, Inc. from continuing operations to discontinued operations (See Note 2 to our Consolidated Financial Statements), and the results of our five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2 to our Consolidated Financial Statements). These reclassifications have no effect on previously reported net income.

Comparison of Fiscal Years Ended December 31, 2008, December 31, 2007, and December 31, 2006

Revenue

Television revenue increased in 2008 as compared to 2007, primarily due to increased political advertising offset by a decrease in non-political national and local advertising revenue due to overall weak advertising demand in the economic downturn. The acquisition of our two Bakersfield, California television stations in January 2008 contributed $10.2 million in additional television revenue for the year ended December 31, 2008.

Revenues from our ABC-affiliated stations were relatively flat for the year ended December 31, 2008, as compared to 2007, due primarily to increases in political advertising offset by weak demand in non-political national and local advertising. Revenues from our CBS-affiliated stations increased 1% over the same period, excluding the addition of our Bakersfield CBS station due to weak demand in non-political national and local advertising at our other CBS stations.

In May 2005, we signed agreements with ABC to renew the network’s affiliation at KOMO TV in Seattle and KATU TV in Portland through August 2009. In January 2006, we also renewed affiliation agreements with CBS through February 2016. The terms of the renewals include decreasing network compensation which we recognize on a straight-line basis over the term of the agreements. Television network compensation revenue was approximately $1.0 million in each of 2008, 2007 and 2006. In November 2006, we entered into affiliation agreements with Univision for our Spanish-language television stations for terms extending into 2011.

Television revenue increased in 2007 as compared to 2006, primarily due to the acquisition of Spanish-language television stations late in 2006. These stations contributed $3.3 million in additional television revenue for the year ended December 31, 2007. In addition, revenues from our growing Internet business (which is included in our television segment) have increased. Revenues from our ABC-affiliated stations decreased 2.1% for the year ended December 31, 2007, as compared to 2006, due primarily to lower political advertising, partially offset by increases in non-political national and local advertising. Revenues from our CBS-affiliated stations increased 1.6% over the same period, due primarily to increased non-political local and national advertising.

Radio revenue decreased in 2008, as compared to 2007, primarily as a result of a decline in local advertising revenue and in revenue attributed to our broadcasting of Seattle Mariners baseball games. As discussed above, the 2008 season was the last year of our broadcasting of Seattle Mariners baseball games. Excluding revenue specifically attributable to our Mariners broadcast agreement, radio revenue decreased 8.4% for the year ended December 31, 2008, as compared to 2007. We attribute the decrease to weak demand for non-political revenues across all categories. Revenue and expenses from our small-market Great Falls, Montana radio operations have been included in the regular operations of the radio segment as we no longer consider them held-for-sale. This change has been reflected in the prior year comparisons as well.

Radio revenue increased in 2007 as compared to 2006, primarily as a result of increases in non-political national advertising. Excluding revenue specifically attributable to our broadcasting of Mariners baseball games, radio revenue increased 6.0% in 2007, as compared to 2006. We attribute this increase to improved ratings and a growth in national market share. Revenue and expenses from our small-market Great Falls, Montana radio operations have been included in the regular operations of the radio segment as we no longer consider them held-for-sale.

The revenue increases at Fisher Plaza in 2008 and 2007 as compared to the prior years, were due primarily to increased rental and service fees, as well as increased electrical infrastructure fees, parking garage fees and tenant reimbursements.

Occupancy levels have increased at Fisher Plaza over the past three years, and recurring third-party rental and service revenues have also increased. Fisher Plaza occupancy was 97% as of December 31, 2008 and 2007, and 93% as of December 31, 2006.

Direct operating costs

Direct operating costs are expenses required to produce and promote broadcast programming for the television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The increase in direct operating costs for the television segment in 2008 as compared to 2007 was primarily the result of expenses associated with operating our new Bakersfield television stations, as well as increased promotional spending. In addition, expenses rose as we invested in our television news product and incurred news costs associated with our growing Internet business.

The increase in direct operating costs for the television segment in 2007 compared to 2006 was primarily the result of costs associated with operating our Spanish-language television stations, as well as increased promotional expenses. Expenses also increased because we invested in our television news product and incurred news costs associated with our growing Internet business.

Increased direct operating costs at our radio segment for 2008 as compared to 2007 and for 2007 as compared to 2006 were primarily due to increased labor costs.

The increase in direct operating costs at Fisher Plaza in 2008 as compared to 2007 was primarily attributable to increased property taxes, maintenance costs and utilities expenses. The increase in direct operating costs in 2007 as compared to 2006 was primarily attributable to increased property taxes and utilities expenses.

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

Selling, general and administrative expenses

The increase in selling, general and administrative expenses in the television segment in 2008 as compared to 2007 was due primarily to the addition of our two Bakersfield stations, as well as an increase in commissions, market research and development expenses and selling costs associated with our growing Internet business.

The increase in selling, general and administrative expenses in 2007 as compared to 2006 was due primarily to the addition of the Spanish-language stations, and an increase in commissions, market research and development expenses and selling costs associated with our growing Internet business.

Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When we terminate national advertising representation agreements with contractual termination penalties, we record a non-cash charge to selling, general and administrative expense and amortize the resulting liability over the term of the new agreement. Based on this policy, we recognized a non-cash charge of approximately $5 million in the second quarter of 2008 and will recognize a non-cash benefit on a straight-line basis over the five-year term of the new contract.

Selling, general and administrative expenses at our radio segment in 2008 were flat compared to 2007.

The increase in 2007 as compared to 2006 was due primarily to Mariners merchandising expense and commissions.

Total Selling, general and administrative expenses at Fisher Plaza increased in 2008 as compared to 2007 due primarily to costs incurred to market the Fisher Plaza during the summer of 2008. As of December 31, 2008, approximately 97% of Fisher Plaza was occupied or committed for occupancy (97% at December 31, 2007 and 93% at December 31, 2006) and, consequently, broad-based selling and marketing initiatives have been reduced.

The corporate group incurred higher selling, general and administrative expenses in 2008 as compared to 2007, due primarily to a $1.0 million non-cash charge for the forfeiture of a non-refundable option payment related to our decision not to exercise an option to acquire additional television stations, as well as increased legal and professional services fees, retirement plan costs and stock-based compensation, partially offset by reduced incentive compensation.

The corporate group incurred higher selling, general and administrative expenses in 2007 as compared to 2006, due primarily to higher legal and professional services fees, compensation and payroll-related expenses and stock-based compensation, partially offset by reductions in severance and recruiting costs.

Amortization of program rights

Amortization of program rights for the television segment increased in 2008 as compared to 2007, due primarily to our acquisition of the two Bakersfield television stations.

Amortization of program rights for the radio segment are related the agreement to broadcast Seattle Mariners baseball games, which increased slightly in 2008, as compared to 2007.

Impairment of goodwill and intangible assets

We recorded an impairment charge of $76.7 million during the fourth quarter of 2008 that included a $38.0 million impairment to the carrying values of FCC licenses, related to five of the Company’s television stations and two of the Company’s radio stations; a $340,000 impairment to the carrying value of a network affiliation agreement, related to one of the Company’s television stations; and a $38.4 million impairment to the carrying values of goodwill, related to six reporting units consisting of 11 of the Company’s television stations and five of the Company’s radio stations. As required by SFAS 142, the Company tested its FCC licenses and goodwill for impairment at December 31, 2008, between the annual impairment tests, because the Company believed events had occurred and circumstances changed that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts and that the Company’s FCC licenses might be impaired. These events included: (a) the decline of the price of the Company’s common stock as of December 31, 2008; (b) the deterioration in overall economic conditions; and (c) the decline in advertising revenues at the Company’s radio and television stations.

Impairment of investment in equity investee

We recorded an impairment charge of $1.5 million in the fourth quarter of 2008 on the investment in equity investee as part of our fourth quarter impairment review.

As such, we recorded total impairments of $78.2 million in 2008.

Depreciation and amortization

Depreciation for all segments except Fisher Plaza increased in 2008 as compared to 2007, due primarily to significant television broadcast and information technology additions in 2008. Depreciation for the Fisher Plaza segment declined in 2008 as compared to 2007, primarily as a result of certain assets becoming fully depreciated. Depreciation for all segments increased in 2007 as compared to 2006, due primarily to significant television broadcast and Fisher Plaza asset additions in late 2006.

Other income, net

Other income, net, includes a gain on the sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income received. The significant increase in 2008 as compared to 2007 was due primarily to the June and July 2008 sales of our remaining 2.3 million shares of Safeco Corporation common stock, resulting in a pre-tax gain of $152.6 million.

The significant increase in 2007 as compared to 2006 was due primarily to the December 2007 sale of 699,700 shares of Safeco common stock, resulting in a pre-tax gain of $40.4 million. In addition, a portion of the increase was due to an increase in the dividend rate on our investment in Safeco shares prior to our sale of the shares.

Interest expense, net

Interest expense, net consists primarily of interest on our senior notes, amortization of loan fees, and interest on borrowings under our former $20.0 million senior credit facility.

The increase in interest expense in 2008 as compared to 2007 was due primarily to interest expense related to borrowings on our $20 million senior credit facility, which we terminated in December 2008. This increase in interest expense included the $150,000 in unamortized transaction costs charged to expense upon our termination of the credit facility.

The decrease in interest expense in 2007 as compared to 2006 was due primarily to interest expense related to uncertain tax positions and borrowings on our $20 million senior credit facility in 2006. This borrowing facilitated the purchase of three television stations in Oregon and Washington in 2006.

Provision (benefit) for federal and state income taxes

Our effective tax increased to 35.2% in 2008 as compared to 34.0% in 2007 due primarily to an increase in permanent differences. Our effective tax rate is calculated on the statutory rate of 35% being increased or decreased for estimated permanent differences, including dividend deductions and non-deductible expenses, and changes in discrete or other non recurring items, including federal or state tax audit adjustments. In 2007 we recognized additional federal income tax expense of $448,000 as a result of IRS examinations of prior year tax returns.

Our effective tax rate in 2007 increased to 34% from the 30% effective tax rate in 2006. The increase in tax rate was due primarily to increase in permanent differences and IRS audit adjustments. In 2006 we recognized additional federal income tax expense of $388,000 as a result of IRS examinations of prior year tax returns.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, a 100% valuation allowance has been established for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Income (loss) from discontinued operations, net of income taxes

The loss from discontinued operations in 2008 was related primarily to our sale of Pegasus News, Inc. in December 2008. We sold Pegasus News for a net after-tax loss of $21,000. In addition, we recognized an after-tax loss of $171,000 upon final settlement of a dispute related to the sale of 18 small-market radio stations in 2006.

The income from discontinued operations in 2007 was related to the operations of Pegasus News, in addition to the small-market radio stations which we sold in 2007, and is presented net of income taxes. In June 2007, we closed the sale of one of these radio stations and recognized a gain on sale of $1.5 million, net of tax. In October 2006, we closed the sale of 18 of these stations and recognized a gain on sale of $10.0 million, net of tax.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash from operating activities and short-term investments. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables, capital expenditures, the timing of cash receipts and payments.

The extensive weakening of the U.S. economy and tightening investment and credit markets has had a significant impact on advertising spending by our customers in various categories. If the current challenging general economic conditions continue, we believe that our revenue, cash flow from operations and net income will be negatively impacted and may decline from historical levels.

We expect cash flows from operations, cash, cash equivalents and short-term investments to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next twelve months.

Capital Resources

Cash, cash equivalents and short-term investments were approximately $91.5 million as of December 31, 2008 compared to $6.5 million as of December 31, 2007.

In June and July 2008, we sold our remaining 2,302,676 shares of Safeco common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to the Company of $153.4 million.

Our senior notes indenture contains provisions that limit our ability to distribute proceeds from asset sales, which includes the proceeds from the sale of our shares of Safeco Corporation common stock. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase our outstanding senior notes at par value to the extent of such unused proceeds (the “Excess Proceeds”). Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in the Company or our subsidiaries. We expect that the Company will have used all of the proceeds from the sale of Safeco shares for qualifying purposes and therefore will not have any Excess Proceeds that would require us to offer to repurchase the notes.

On July 30, 2008 our Board of Directors declared a special cash dividend of $3.50 per share on our common stock, which was paid on August 29, 2008 to shareholders of record on August 15, 2008. The dividend amount was $30.7 million in the aggregate.

In December 2008, we terminated our $20.0 senior credit facility. The credit facility was collateralized by substantially all of our assets (excluding certain real property). No amounts were outstanding under this credit facility as of December 31, 2008. In the future, we may obtain a replacement facility depending on market conditions and our current needs.

In 2004, we issued 8.625% senior notes due 2014 in the aggregate principal amount of $150 million (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year. We are subject to various debt covenants and other restrictions, the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at December 31, 2008 and 2007.

In the first quarter of 2009, we repurchased $15.150 million aggregate principal amount of our 8.625% senior notes due 2014 for an aggregate total consideration of $13.050 million in cash. We will record a gain of $1,792,000 in 2009 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $308,000. We may repurchase additional Notes in 2009.

Net Cash Provided by (used in) operating activities

Net cash used in operating activities during 2008 was $29.2 million, compared to cash provided by operating activities of $17.2 million in 2007 and $24.7 million in 2006. Net cash provided by (used in) operating activities consists of our net income, adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation and loss on impairment of goodwill, intangible assets and equity investment (for the 2008 period), further reduced by gain on sale of Safeco shares (for the 2008 and 2007 periods) and gain on sale of radio stations (for the 2007 and 2006 periods), changes in deferred income tax and changes in operating assets and liabilities.

Net Cash Provided by (used in) investing activities

Net cash provided by investing activities during 2008 was $85.4 million, compared to net cash used in investing activities of $18.1 million in 2007 and $37.4 million in 2006. During 2008, cash flows related to investing activities consisted primarily of proceeds of $153.5 million from the sale of marketable securities (primarily Safeco shares) and a decrease in restricted cash of $52.4 million, offset by $52.4 million for the purchase of television stations, $58.9 million in purchases of short-term investments and $10.3 million in purchases of property, plant and equipment. During 2007, cash flows related to investing activities consisted primarily of a $43.9 million increase in restricted cash, $9.3 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, $2.75 million paid as a deposit on the purchase of television stations, $1.5 million paid for the purchase of an online news service and $924,000 paid for purchases of marketable securities, partially offset by proceeds of $41.0 million from the sale of marketable securities, $2.9 million from the sale of a radio station and $1.25 million in proceeds from the sale of property, plant and equipment. Net cash used in investing activities during 2006 included $23.2 million in proceeds from the sale of 18 small market radio stations, less an $8.5 million increase in restricted cash that was set aside from this transaction for further purchases of television stations under a like-kind tax exchange. In addition, investing activities included $16.1 million paid as an investment in African-American Broadcasting of Bellevue, Inc., $1.1 million paid for options to purchase additional television stations, $19.6 million paid for the purchase of the Oregon television stations from Equity Broadcasting Corporation, and $15.4 million used to purchase property, plant and equipment.

Net Cash Provided by (used in) financing activities

Net cash used in financing in 2008 was $30.8 million due primarily to the special cash dividend payment to shareholders in August 2008. Net cash used in financing activities during 2007 was $6,000, and net cash provided by financing activities in 2006 was $569,000, consisting primarily of proceeds from exercise of stock options.

Contractual Obligations

As of December 31, 2008, the following table presents our contractual obligations:

12 Months Ending December 31	Debt Maturities	Interest Payments	Broadcast Rights	Other Obligations	Lease Obligations	Total
2009		12,938	9,895	1,920	2,586	27,339
2010		12,938	11,570	1,920	2,251	28,679
2011		12,938	9,136	960	2,025	25,059
2012		12,938	3,753		1,830	18,521
2013		12,938	69		1,757	14,764
Thereafter	150,000	12,935			2,157	165,092

	$150,000	$77,625	$34,423	$4,800	$12,606	$279,454

Commitments for broadcasting rights consist of $6.2 million recorded in the consolidated balance sheet as television and radio broadcast rights payable as of December 31, 2008 and $28.2 million for future rights to broadcast television and radio programs. Other obligations consist of $4.8 million for commitments under joint sales agreements.

Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other post retirement plan. The requirements of FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect that FSP 132(R)-1 will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method under FASB Statement No, 128, Earnings per Share. The requirements of FSP No. EITF 03-6-1 are effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, we had approximately 29,000 restricted shares with non-forfeitable dividend rights. We will adopt FSP No. EITF 03-6-1 as of January 1, 2009.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), Business Combinations. The requirements of FSP 142-3 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). The impact that FSP 142-3 will have on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed after the effective date.

In February 2008, the FASB issued FSP No. FAS 157-2, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We will continue to evaluate the potential impact of the adoption of SFAS 157 related to our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed after the effective date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the areas of interest rates and securities prices. These exposures are directly related to our normal funding and investing activities.

Interest Rate Exposure

As a result of our 2004 placement of $150.0 million aggregate principal amount of 8.625% senior notes due 2014, substantially all of our debt as of December 31, 2008, is at a fixed rate. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at December 31, 2008 was approximately $123.0 million, which was approximately $27.0 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2008, amounted to approximately $7.0 million. Fair market values are determined based on market quotes by brokers. For fixed-rate debt, interest rate changes do not impact book value, operations, or cash flows.

As of December 31, 2007, our fixed-rate debt totaled $150.0 million. The estimated fair value of our long-term debt at December 31, 2007 was approximately $153.0 million, which was approximately $3.0 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2007, amounted to approximately $6.6 million.

Our short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year, and we have classified our short-term investments as held-to-maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. Commercial paper prices are susceptible to changes in market interest rates. However, the relatively short-term nature of these investments minimizes interest rate risk. Our short-term investments are classified as held-to-maturity and carried at amortized cost; therefore, fluctuations in market interest rates do not affect the carrying value or interest income recognized. Due to the short duration and nature of these instruments, we do not believe that we have a significant exposure to interest rate risk related to our short-term investments. As of December 31, 2008, our short-term investments carrying value of $59.7 million approximated fair value. Fair values for these instruments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.

Marketable Securities Exposure

In 2008 we sold our remaining 2.3 million shares of Safeco Corporation common stock. Our investment in Safeco represented nearly all of our investments in marketable securities. Accordingly, our exposure to market risk in the area of securities prices was not significant as of December 31, 2008. As of December 31, 2007, the fair value of our investments in marketable securities, consisting primarily of 2.3 million shares of Safeco common stock, was $129.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related documents listed in the index set forth in Item 15 in this report are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended December 31, 2008. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal year ended December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth fiscal quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2008, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in the sections entitled “Information With Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding the Board of Directors and its Committees—Code of Conduct and Code of Ethics” and “Information Regarding the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2009, and is incorporated herein by reference.

We have a Code of Ethics for our Chief Executive Officer, senior financial officers, general managers, station managers and business managers. The Code of Ethics is available on our website at www.fsci.com under the section heading “Investor Information.” We intend to post any amendments to or waivers of our Code of Ethics at this location on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “2008 Grants of Plan-Based Awards Table,” “2008 Outstanding Equity Awards at Fiscal-Year End Table,” “2008 Option Exercises and Stock Vested Table,” “Potential Payments upon Termination of Employment or Change of Control,” “Estimated Potential Value of Acceleration Under Equity Compensation Plans,” “2008 Non-Employee Director Compensation” and “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the discussion below, the information required by this Item will be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2009, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

The Company maintains three incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”), and the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2008, options and rights for 123,173 shares, net of forfeitures, had been issued. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 26, 2008. No further equity awards may be issued pursuant to the 2001 Plan. As of December 31, 2008, awards, options and rights for 356,988 shares had been issued, net of forfeitures. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 300,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2008, awards, options and rights for 23,045 shares had been issued, net of forfeitures. The plans were approved by shareholders and no non-plan awards are outstanding (see Note 12 to the consolidated financial statements for further information).

The following table summarizes information with respect to options and other equity awards under Fisher’s equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	292,439	(1)	$38.28	(2)	276,955	(3)(4)
Equity compensation plans not approved by security holders	—		—		—
Total	292,439	(1)	$38.28	(2)	276,955	(3)(4)

(1)	Includes 260,436 shares subject to outstanding stock options and 32,003 outstanding restricted stock rights under the 2001 Plan, the 1995 Plan and the 2008 Plan.
(2)	Includes restricted stock rights, which have no exercise price. The weighted-average exercise excluding the restricted stock rights is $42.98.
(3)	Represents shares available under the 2008 Plan. In addition to stock options, the 2008 Plan permits the granting of stock appreciation rights, stock awards, restricted stock, restricted stock rights, stock units, performance shares, performance units and other stock or cash-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2008 Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.
(4)	Each non-employee director receives 25% of his or her annual retainer in the form of a fully vested stock award under the 2008 Plan for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading day of each quarter. Non-employee directors also are permitted to elect to receive all or any portion of their remaining annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award under the 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the sections entitled “Transactions with Related Parties,” “Review, Approval or Ratification of Transactions with Related Persons,” “Information With Respect to Nominees and Directors Whose Terms Continue” and “Information Regarding the Board of Directors and its Committees” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007, and 2006

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007, and 2006

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item I5(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 16, 2009

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per-share amounts)	2008	2007	2006
Revenue	$173,791	$162,266	$156,537

Costs and expenses
Direct operating costs (exclusive of annual depreciation and amortization of $10,470, $9,515 and $8,518, respectively, and amortization of program rights of $19,288, $18,686 and $18,646, respectively, reported separately below)	69,810	62,054	58,528
Selling, general and administrative expenses	65,859	55,243	49,630
Impairment of goodwill and intangible assets	76,742	—	—
Impairment of investment in equity investee	1,468	—	—
Amortization of program rights	19,288	18,686	18,646
Depreciation and amortization	12,703	11,518	10,307

	245,870	147,501	137,111

Income (loss) from operations	(72,079)	14,765	19,426
Other income, net	156,570	45,688	3,880
Interest expense, net	(13,928)	(13,671)	(13,956)

Income from continuing operations before income taxes	70,563	46,782	9,350
Provision for federal and state income taxes	24,833	15,903	2,823

Income from continuing operations	45,730	30,879	6,527
Income (loss) from discontinued operations, net of income taxes	(1,072)	995	10,309

Net income	$44,658	$31,874	$16,836

Income (loss) per share:
From continuing operations	$5.23	$3.54	$0.75
From discontinued operations	(0.12)	0.11	1.18

Net income per share	$5.11	$3.65	$1.93

Income (loss) per share assuming dilution:
From continuing operations	$5.23	$3.54	$0.75
From discontinued operations	(0.12)	0.11	1.18

Net income per share assuming dilution	$5.11	$3.65	$1.93

Weighted average shares outstanding	8,732	8,723	8,713

Weighted average shares outstanding assuming dilution	8,735	8,728	8,716

Dividends declared per share	$3.50	$—	$—

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	December 31 2008	December 31 2007
ASSETS
Current Assets
Cash and cash equivalents	$31,835	$6,510
Short-term investments	59,697
Receivables, net	26,044	30,498
Income taxes receivable	2,763
Deferred income taxes	1,763	785
Prepaid expenses and other assets	2,200	3,855
Television and radio broadcast rights	6,106	5,934
Assets held for sale		37

Total current assets	130,408	47,619
Restricted cash		52,365
Marketable securities, at market value	769	129,223
Cash value of life insurance and retirement deposits	17,425	16,809
Television and radio broadcast rights	48	7
Goodwill	13,293	37,361
Intangible assets	41,015	42,782
Investment in equity investee	1,300	2,635
Deferred financing fees and other assets	4,838	9,072
Deferred income taxes	13,757
Assets held for sale		2,053
Property, plant and equipment, net	148,440	146,008

Total Assets	$371,293	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$4,339	$3,737
Accrued payroll and related benefits	4,301	7,614
Interest payable	3,773	3,773
Television and radio broadcast rights payable	6,124	4,940
Income taxes payable		3,959
Current portion of accrued retirement benefits	1,254	1,230
Other current liabilities	5,712	4,218
Liabilities of businesses held for sale		100

Total current liabilities	25,503	29,571
Long-term debt	150,000	150,000
Accrued retirement benefits	19,439	18,552
Deferred income taxes		45,274
Other liabilities	11,607	9,140

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,737,281 in 2008 and 8,725,516 in 2007	10,922	10,907
Capital in excess of par	11,140	10,220
Accumulated other comprehensive income (loss)—net of income taxes:
Unrealized gain on marketable securities	(158)	82,818
Accumulated loss	(2,545)	(1,958)
Prior service cost	(178)	(181)
Retained earnings	145,563	131,591

Total Stockholders’ Equity	164,744	233,397

Total Liabilities and Stockholders’ Equity	$371,293	$485,934

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share amounts)	Common Stock		Capital in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balance December 31, 2005	8,705,041	$10,881	$8,590	$(159)	$107,428	$82,881	$209,621
Net loss						16,836	16,836
Other comprehensive income					12,066		12,066
Elimination of deferred stock-based compensation upon adoption of SFAS 123R			(159)	159
Stock-based compensation			473				473
Issuance of common stock under rights and options, and related tax benefit	15,050	19	550				569

Balance December 31, 2006	8,720,091	10,900	9,454	—	119,494	99,717	239,565
Net income						31,874	31,874
Other comprehensive loss					(38,815)		(38,815)
Stock-based compensation			733				733
Issuance of common stock under awards, rights and options, and related tax benefit	5,425	7	33				40

Balance December 31, 2007	8,725,516	10,907	10,220	—	80,679	131,591	233,397
Net income						44,658	44,658
Cash dividends paid						(30,686)	(30,686)
Other comprehensive loss					(83,560)		(83,560)
Stock-based compensation			918				918
Issuance of common stock under awards, rights and options, and related tax benefit	11,765	15	2				17

Balance December 31, 2008	8,737,281	$10,922	$11,140	$—	$(2,881)	$145,563	$164,744

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$44,658	$31,874	$16,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	12,786	11,552	10,385
Deferred income taxes	(15,318)	10,760	2,636
Equity in operations of equity investees	(134)	4	(30)
Amortization of deferred financing fees	782	633	633
Amortization of program rights	19,288	18,686	18,646
Payments for television and radio broadcast rights	(18,154)	(17,645)	(17,633)
Gain on sale of radio stations		(1,491)	(9,971)
Gain on sale of marketable securities	(152,610)	(40,421)
Amortization of short-term investment discount	(789)
Impairment of goodwill and intangible assets	76,742
Impairment of investment in equity investee	1,468
Net non-cash contract termination fee	4,990
Amortization of non-cash contract termination fee	(1,264)	(869)	(869)
Dividends from equity investee		150
Stock-based compensation	918	733	473
Other	(179)	(21)	224
Change in operating assets and liabilities
Receivables	4,399	(356)	(1,964)
Prepaid expenses and other assets	1,481	(281)	201
Cash value of life insurance and retirement deposits	(616)	(850)	(656)
Other assets	698	693	(440)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(1,921)	57	1,012
Income taxes receivable and payable	(6,722)	3,473	1,472
Accrued retirement benefits	911	196	(618)
Other liabilities	(643)	286	4,396

Net cash provided by (used in) operating activities	(29,229)	17,163	24,733

Cash flows from investing activities
Purchase of marketable securities	(104)	(924)
Proceeds from sale of marketable securities	153,513	41,009
Purchase of short-term investments	(58,909)
Restricted cash	52,365	(43,892)	(8,473)
Proceeds from sale of radio stations		2,869	23,238
Payment for options to purchase television stations			(1,100)
Deposits paid for purchase of television stations		(2,750)
Purchase of television stations	(52,365)	(4,931)	(35,681)
Purchase of online news service		(1,482)
Proceeds from sale of online news service	1,460
Purchase of intangible assets	(285)
Proceeds from sale of commercial property and property, plant and equipment		1,250
Purchase of property, plant and equipment	(10,291)	(9,273)	(15,431)

Net cash provided by (used in) investing activities	85,384	(18,124)	(37,447)

Cash flows from financing activities
Borrowings under borrowing agreements	21,000	6,000	15,000
Payments on borrowing agreements	(21,000)	(6,000)	(15,000)
Payment of capital lease obligation	(144)	(45)
Proceeds from exercise of stock options		39	546
Excess tax benefit from exercise of stock options			23
Cash dividends paid	(30,686)

Net cash provided by (used in) financing activities	(30,830)	(6)	569

Net increase (decrease) in cash and cash equivalents	25,325	(967)	(12,145)
Cash and cash equivalents, beginning of period	6,510	7,477	19,622

Cash and cash equivalents, end of period	$31,835	$6,510	$7,477

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in thousands)	2008	2007	2006
Net income	$44,658	$31,874	$16,836

Other comprehensive income:
Unrealized gain (loss) on marketable securities	24,953	(18,998)	18,217
Effect of income taxes	(8,733)	6,649	(6,377)
Accumulated loss	(903)	(343)	673
Effect of income taxes	316	120	(235)
Prior service cost	4	48	(326)
Effect of income taxes	(1)	(17)	114
Reclassification adjustment for gains included in net income	(152,610)	(40,421)
Effect of income taxes	53,414	14,147

Other comprehensive income (loss)	(83,560)	(38,815)	12,066

Comprehensive income (loss)	$(38,902)	$(6,941)	$28,902

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

Estimates    The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including, but not limited to, among others, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

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

Revenue recognition    Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast. The Company may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast; expenses are reported when products or services are utilized or when programming airs. The Company receives consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of the Company’s television stations. Retransmission consent revenue is recognized as earned over the life of the contract. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Revenue from satellite transmission services is recognized when the service is performed. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease, while revenue from related service fees is recognized when the services are delivered.

Termination of national advertising representation firms    Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When the Company terminates national advertising representation agreements with contractual termination penalties, the Company recognizes a non-cash termination charge to selling, general and administrative expenses and amortizes the resulting liability as a reduction of expense over the term of the new agreement. In the second quarter of 2008, the Company recognized a net non-cash termination charge of $5.0 million and will recognize a non-cash benefit over the five year term of the new agreement.

Cash and cash equivalents    The Company considers all highly liquid investments that have remaining maturities at the date of purchase of 90 days or less to be cash equivalents. The Company’s cash equivalents are comprised primarily of money market funds.

Short-term investments    The Company’s short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. The carrying value of $59.7 million approximates fair value at December 31, 2008. Fair values for these investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the investment carrying value. No impairments on investments have been recorded.

Restricted cash    Restricted cash at December 31, 2007 consists of segregated funds designated for financing the close of the Company’s purchase of two television stations in Bakersfield, California. These funds were utilized to finance the acquisition of the stations in January 2008.

Marketable securities    Marketable securities at December 31, 2007 consist primarily of shares of Safeco Corporation common stock, valued based on the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. As of December 31, 2007, these shares represented 2.6% of the outstanding common stock of Safeco Corporation. The Company sold all of its remaining shares of Safeco Corporation common stock in 2008 (see Note 3). The Company has classified its investments in marketable securities as available-for-sale under applicable accounting standards, and those investments are reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related income tax effect. Dividends received of $2,104,000, $4,213,000 and $3,348,000 are included in other income, net for 2008, 2007 and 2006, respectively.

Concentration of credit risk    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts primarily with one major financial institution, in the form of demand deposits, money market funds and other cash and cash equivalents. Deposits in these institutions may exceed the amounts of insurance provided on such deposits, however, the risk of loss is mitigated by the size and financial health of the organizations. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company does not generally require collateral or other security for its accounts receivable.

Television and radio broadcast rights    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement. The Company periodically assesses impairment of broadcast rights on a program-by-program basis; any impairment found is charged to operations in the period of the impairment (See Note 11).

Investments in equity investees    Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method of accounting (See Note 7). An impairment on the investment in equity investee is recognized if the decline in value is other than temporary.

Goodwill and indefinite-lived intangible assets    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and if considered appropriate, will obtain appraisals from independent appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

The goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit's fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital. The Company’s indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least on an annual basis by applying a fair-value-based test as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company’s evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect the Company’s results of operations.

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

The Company classifies the net carrying values of stations as held for sale when the stations are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. The Company discontinues depreciation of the stations at that time, but continues to recognize operating revenues and expenses until the date of sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reports revenues and expenses of stations classified as held for sale in discontinued operations for all periods presented if the Company will sell or has sold the stations on terms where the Company has no continuing involvement with them after the sale. If active marketing ceases or the stations no longer meet the criteria to be classified as held for sale, the Company reclassifies the stations as held for use, resumes depreciation and recognizes the expense for the period that the Company classified the properties as held for sale. In addition, deferred selling costs, if any, are charged to expense.

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

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections may contain estimates and management judgments that are significant and subjective. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of the Company’s estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on the Company’s future results of operations.

Fair value of financial instruments    The carrying amount of cash and cash equivalents, restricted cash, short-term investments, receivables, marketable securities, trade accounts payable, and television and radio broadcast rights asset and payable approximate the fair values due to their short maturities.

The estimated fair value of the Company’s long-term debt at December 31, 2008 and 2007 was $123.0 million and $153.0 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of $769,000 at December 31, 2008 is measured using Level 1 inputs.

Deferred financing costs    The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in 2004 are amortized over the 10-year life of the senior notes; costs corresponding to the Company’s $20 million revolving credit facility, which was terminated in 2008, were being amortized over the original 6-year availability of this financing agreement. Upon termination in December 2008, $150,000 in unamortized costs related to the revolving credit facility were charged to interest expense.

Variable interest entities    The Company may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, the Company continues to operate the station under the agreement until the termination of such agreement. As a result of these agreements, the Company may determine that the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and that the Company is the primary beneficiary of the variable interest. This typically occurs if the Company has an agreement to acquire a station and the conditions to close are considered to be perfunctory. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station. The Company did not have any VIE’s in 2008 or 2007.

Advertising    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $3,083,000, $2,881,000 and $3,085,000 in 2008, 2007, and 2006, respectively.

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

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 13 for additional detail on the Company’s uncertain tax positions.

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

A reconciliation of net income per share and net income per share assuming dilution is as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2008	2007	2006
Net income	$44,658	$31,874	$16,836
Weighted average shares outstanding—basic	8,732	8,723	8,713
Weighted effect of dilutive options and rights	3	5	3

Weighted average shares outstanding assuming dilution	8,735	8,728	8,716

Basic net income per share	$5.11	$3.65	$1.93

Diluted net income per share	$5.11	$3.65	$1.93

The effect of 12,528 restricted stock rights and options to purchase 249,757 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2008 because such options were anti-dilutive. The effect of options to purchase 172,005 shares are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2007 because such options were anti-dilutive. The effect of 13,250 restricted stock rights and options to purchase 190,185 shares are excluded for the year ended December 31, 2006 because such rights and options were anti-dilutive.

Stock-based compensation    The Company uses the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could yield differing results.

Reclassifications    Certain amounts in the 2007 and 2006 Consolidated Statements of Operations have been reclassified to conform to the 2008 presentation. Certain employment-related expenses totaling $5.9 million and $5.5 million for 2007 and 2006, respectively, which were previously reported within “Selling, general and administrative expenses”, are now reported within “Direct operating costs”. The reclassifications have no effect on income from operations, shareholders’ equity, cash flows from operating, or investing or financing activities.

Recent accounting pronouncements

In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other post retirement plan. The requirements of FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company does not expect that FSP 132(R)-1 will have a material impact on its financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method under FASB Statement No, 128, Earnings per Share. The requirements of FSP No. EITF 03-6-1 are effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, we had approximately 29,000 restricted shares with non-forfeitable dividend rights. The Company will adopt FSP No. EITF 03-6-1 as of January 1, 2009.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), Business Combinations. The requirements of FSP 142-3 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). The impact that FSP 142-3 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed after the effective date.

In February 2008, the FASB issued FSP No. FAS 157-2, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The Company continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The impact that FAS 141R will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed after the effective date.

NOTE 2

Discontinued Operations

On May 30, 2006, the Company entered into an agreement to sell its 24 small-market radio stations located in Montana and Eastern Washington. This agreement was amended in the third quarter of 2006 to reduce the number of stations being sold to 19, at a revised sales price of $29.1 million. On October 31, 2006, the Company completed the sale of 18 small-market radio stations for $26.1 million. The Company received $24.4 million in cash, and $1.6 million was placed in escrow with respect to certain standard representations and warranties made by the Company. In 2006, the Company included the escrowed amount in the calculation of the gain on sale of the radio stations due to the Company’s assessment that no liabilities would arise under the indemnification provisions of the agreement. In 2008, the Company recorded a charge of $262,500 for the settlement amount rendered upon final resolution of claims made by the buyer against the escrow amount, which is included in loss from discontinued operations. The funds held in escrow as of December 31, 2008 and 2007 ($761,000 and $1.0 million, respectively) are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. Of the $24.4 million in cash received, $18.0 million was deposited directly with a Qualified Intermediary (“QI”) in order to facilitate a tax deferred exchange under Internal Revenue Code Section 1031. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million.

From the time of the initial agreement in 2006 until the fourth quarter of 2008, the Company continued to actively market the remaining small market radio stations and engaged in substantive negotiations with potential purchasers for the sale of the remaining five stations. However, ultimately, the Company has not completed the divestiture due to declining advertising revenues in 2008 resulting in poor operating performance and by the significant tightening of liquidity in the U.S. credit markets in 2008. During the fourth quarter, the Company determined that in view of the uncertainty around the timing or probability of a sale of the remaining five stations, the requirements of SFAS 144 necessary to classify the remaining five radio stations as discontinued operations were no longer met and that it was appropriate to present the stations as held for use in the Company’s continuing operations as of the fourth quarter of 2008 and going forward. The assets and liabilities of the five stations have been classified as held for use in the consolidated balance sheet as of December 31, 2008, and the results of operations of the five stations through December 31, 2008 have been classified as continuing operations in the Company’s radio segment in the consolidated statements of operations for all periods presented.

Operational data for the remaining small market radio stations included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Revenue	$—	$60	$6,669

Income from discontinued operations:
Discontinued operating activities	$—	$(126)	$521
Gain (loss) on sale	(263)	2,294	15,339

	(263)	2,168	15,860
Income tax effect	92	(759)	(5,551)

Income (loss) from discontinued operations	$(171)	$1,409	$10,309

The loss from discontinued operations during 2008 reflects the settlement amount rendered upon final resolution of claims made by the buyer against the escrow amount.

The following table summarizes the classes of assets and liabilities held for sale (in thousands):

December 31 2007
Goodwill	$645
Property, plant and equipment, net	643
Intangible assets	765
Other assets	37

Assets held for sale	$2,090

Liabilities of businesses held for sale	$100

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

Intangible assets—Technology (useful life of 4 years)	$270
Goodwill (non-amortizing, tax deductible)	1,231
Property, plant and equipment	15
Other	4

$1,520

On December 31, 2008, the Company entered into an agreement and sold Pegasus for net proceeds of $1.46 million. As consideration for the sale, the buyer paid Fisher Broadcasting $1.5 million in cash and granted the Company and its affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in its existing television and radio markets to deliver personalized online local news, information and advertising. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the results of operations of Pegasus as discontinued operations in the accompanying consolidated statement of operations as of December 31, 2008 for all periods presented. The operations of Pegasus were included in the Company’s television segment.

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31
	2008	2007
Revenue	$216	$27

(Loss) from discontinued operations:
Discontinued operating activities	(1,351)	(636)
(Loss) on sale	(33)

	(1,384)	(636)
Income tax effect	483	222

(Loss) from discontinued operations	$(901)	$(414)

NOTE 3

Sale of Safeco Corporation Common Stock

In December 2007, the Company sold 699,700 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million, which is included in other income, net for 2007. The net proceeds from the sale were utilized to fund the January 2008 acquisition of two television stations in Bakersfield, California (See Note 4).

In June and July 2008, the Company sold the remaining 2,302,676 shares of Safeco Corporation common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to the Company of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008.

The Company’s senior notes indenture contains provisions that limit its ability to distribute proceeds from asset sales, which includes the proceeds from the sale of the Company’s shares of Safeco Corporation common stock. In the event that the Company does not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, the Company will be required to offer to repurchase its outstanding senior notes at par value to the extent of such unused proceeds (the “Excess Proceeds”). Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in the Company’s business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in the Company’s business; and (v) certain investments in the Company or its subsidiaries. The Company expects that it will have used all of the proceeds from the sale of Safeco shares for qualifying purposes and therefore will not have any Excess Proceeds that would require us to offer to repurchase the notes.

NOTE 4

Acquisitions

On August 3, 2007 the Company signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area pending FCC approval and other closing conditions. On January 1, 2008, the Company finalized the purchase of the stations for $55.3 million in cash. This acquisition serves to diversify the Company’s broadcast operations, and continues the Company’s strategy of creating duopolies in the markets it serves. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. As of December 31, 2007 a deposit of $2.75 million was held in escrow on this transaction and was included in deferred financing fees and other assets in the Consolidated Balance Sheet. As of December 31, 2007, $52.4 million of cash was segregated and designated for financing the close of the transaction and was reported as restricted cash in the Consolidated Balance Sheet. The purchase price of the stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets—FCC licenses (indefinite life, non-amortizing)	$32,200
Intangible assets—Network affiliation agreement (useful life of 15 years)	3,900
Goodwill (non-amortizing, tax deductible)	14,933
Property, plant and equipment	4,281

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

Intangible assets—FCC license (indefinite life, non-amortizing)	$1,400
Goodwill (non-amortizing, tax deductible)	3,417
Property, plant and equipment	214

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

Intangible assets—FCC license (indefinite life, non-amortizing)	$24,012
Property, plant and equipment	790
Deferred tax liabilities	(8,626)

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

Intangible assets—FCC license (indefinite life, non-amortizing)	$16,800
Goodwill (non-amortizing, tax deductible)	2,593
Property, plant and equipment	161

$19,554

A second amendment to the purchase agreement included an additional $1.0 million payment for an option to purchase one to three additional stations in the Northwest. In June 2008, after finalizing its evaluation of various acquisition alternatives, the Company determined that it would not exercise its option to purchase additional stations. Accordingly, the Company recognized a $1.0 million charge to selling, general and administrative expenses in the second quarter of 2008 for the forfeiture of the non-refundable option payment.

Proforma information is not provided as the Company considers the acquisitions, individually and in the aggregate to be immaterial.

NOTE 5

Trade and Barter Transactions

Trade transactions represent the exchange of commercial air time for products or services, while barter transactions represent the exchange of commercial air time for programming. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast; expenses are reported when products or services are utilized or when programming airs. Trade and barter revenue totaled approximately $3.3 million, $2.5 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Trade and barter expense totaled approximately $3.1 million, $2.5 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6

Receivables

Receivables are summarized as follows (in thousands):

December 31	2008	2007
Trade accounts	$26,083	$29,580
Other	1,515	1,769

	27,598	31,349
Less-allowance for doubtful accounts	1,554	851

Total receivables	$26,044	$30,498

The Company makes estimates of the uncollectability of accounts receivable, specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances calculated as a percentage of past-due balances based on historical collection experience.

NOTE 7

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

Investment in South West Oregon Television is summarized as follows (in thousands):

Balance, December 31, 2005	$2,759
Equity in net income	30

Balance, December 31, 2006	2,789
Dividends	(150)
Equity in net loss	(4)

Balance, December 31, 2007	2,635
Equity in net income	133
Impairment of investment	(1,468)

Balance, December 31, 2008	$1,300

During the fourth quarter of 2008, the Company recognized an impairment charge of $1.5 million on the investment in equity investee as the decline in value of the investment was other than temporary.

NOTE 8

Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	December 31, 2008			December 31, 2007
	Gross carring amount	Accumulated amortization	Net	Gross carring amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$37,361	$—	$37,361
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$42,543	$—	$42,543
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(260)	3,300	—	—	—
Other intangible assets	285	—	285	270	(31)	239

	3,845	(260)	3,585	270	(31)	239

Total intangible assets	$41,275	$(260)	$41,015	$42,813	$(31)	$42,782

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations' programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the years ended December 31, 2008 and 2007 was $328,000 ($68,000 of which is included in discontinued operations) and $31,000 (all of which is included in discontinued operations), respectively. No amortization was recognized in 2006.

The following table presents the Company's estimate of amortization expense for each of the next five years and thereafter for intangible assets subject to amortization recorded on its books as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$293
2010	293
2011	293
2012	293
2013	293
Thereafter	2,120

$3,585

The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	December 31,
	2008	2007
Beginning balance	$37,361	$32,714
Acquisition	14,933	4,647
Disposal	(1,230)	—
Reclassification of asset	645	—
Impairment	(38,416)	—

	$13,293	$37,361

The change in the carrying amount of intangible assets for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	December 31,
	2008	2007
Beginning balance	$42,782	$41,142
Acquisition	36,385	1,671
Disposal	(263)	—
Amortization	(328)	(31)
Reclassification of asset	765	—
Impairment	(38,326)	—

	$41,015	$42,782

The Company follows SFAS 142, which requires the Company to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level (which is at a reporting unit level), which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit.

The Company recorded an impairment charge of $76.7 million during the fourth quarter of 2008 that included an impairment to the carrying values of FCC licenses of $38.0 million, related to five of the Company’s television stations and two of the Company’s radio stations; an impairment to the carrying value of a network affiliation agreement of $340,000, related to one of the Company’s television stations; and an impairment to the carrying values of goodwill of $38.4 million, related to six reporting units consisting of 11 of the Company’s television stations and five of the Company’s radio stations. As required by SFAS 142, the Company tested its FCC licenses and goodwill for impairment at December 31, 2008, between the annual impairment tests, because the Company believed events had occurred and circumstances changed that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts and that the Company’s FCC licenses might be impaired. These events included: (a) the decline of the price of the Company’s common stock as of December 31, 2008; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at the Company’s radio and television stations.

In accordance with SFAS 144, the Company tests its network affiliation agreement whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. The impairment test for a network affiliation agreement consists of a comparison of the carrying amount of the network affiliation agreement with its fair value, using a discounted cash flow analysis.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis.

The impairment step for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of our reporting units requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that the Company uses to calculate the fair value of its FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to the Company’s total market capitalization; and by comparing the fair value of its reporting units and FCC licenses to recent sale transactions.

The Company used the income approach to test its FCC licenses for impairments as of December 31, 2008 with the following assumptions: (a) a discount rate of 13.0%; (b) market growth rates ranging from 1.0% – 2.0%; and (c) operating profit margins ranging from 18.0% – 48.0%.

The Company used the income approach to test goodwill for impairments as of December 31, 2008 with the following assumptions: (a) a discount rate of 13.0%; (b) market growth rates ranging from (0.4)% – 2.0%; and (c) operating profit margins ranging from (9.0)% – 48.0%. These assumptions are based on: (a) the actual historical performance of the Company’s stations; (b) management’s estimates of future performance of the Company’s stations; and (c) the same market growth assumptions used in the calculation of the fair value of the Company’s FCC licenses.

The Company used the income approach to determine the fair value of the network affiliation agreement as of December 31, 2008 with the following assumptions: (a) a discount rate of 13.0%; (b) market growth rate of 1.1%; and (c) operating profit margin of 29.0% – 37.0%.

At December 31, 2008, our total market capitalization was $15.6 million more than our equity book value. We believe that this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay to acquire us. Further decreases in our market capitalization could trigger us to test our broadcast licenses and goodwill for further impairment.

As noted above, the Company is required under SFAS 142 to test its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that the Company may need to record further impairments in 2009.

NOTE 9

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

December 31	2008	2007
Building and improvements	$134,737	$132,865
Machinery and equipment	123,168	119,478
Land and improvements	8,294	7,369

	266,199	259,712
Less-Accumulated depreciation	117,759	113,704

Total	$148,440	$146,008

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (See Note 16). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1,250,000 recorded under this capital lease, offset by deferred gain of $537,000 at December 31, 2008. Accumulated depreciation associated with the capital lease asset totals $238,000 at December 31, 2008.

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2008, consists of Fisher Plaza and includes buildings, equipment and improvements of $143,353,000, and land and improvements of $4,354,000, less accumulated depreciation of $36,384,000. The Company receives rental income principally from the lease of data center, office and retail space under leases and agreements, which expire at various dates through 2019. These leases and agreements are accounted for as operating leases. Minimum future rentals from leases and agreements, which were in effect at December 31, 2008, are as follows (in thousands):

Year	Rentals
2009	4,064
2010	3,920
2011	3,506
2012	3,173
2013	2,380
Thereafter	9,524

$26,567

The Company did not capitalize any interest expense in 2008, 2007 or 2006.

NOTE 10

Long Term Debt

Long-term debt and borrowing agreements

In 2004, the Company issued $150.0 million of 8.625% senior notes due 2014. The notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company (See Note 19). Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005.

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

On September 20, 2004 the Company also entered into a six-year senior credit facility (the “Revolver”). In December 2008, the Company terminated the Revolver. The Revolver provided for borrowings up to $20.0 million and was secured by substantially all of the Company’s assets (excluding certain real property and the Company’s investment in shares of Safeco Corporation common stock) and by all of the voting stock of its subsidiaries. The Revolver placed limitations on various aspects of the Company’s operations (including, among other things, the payment of dividends to Company stockholders and the Company’s ability to consolidate, merge or sell a substantial part of its assets), required compliance with a cash flow ratio, and required prepayment upon the occurrence of certain events. Amounts borrowed under the Revolver bore interest at variable rates based at the Company’s option, on either (1) the LIBOR rate plus a margin of 250 basis points, or (2) the higher of the prime rate plus 175 basis points or the overnight federal funds rate plus 225 basis points. The Company was in compliance with all debt covenant requirements at December 31, 2007, and no amounts were outstanding under the Revolver as of the termination.

Total transaction costs of $5,978,000 were capitalized, of which $5,457,000 related to the senior notes, and $521,000 related to the Revolver. The capitalized balances are amortized to interest expense using the effective interest method over 10 years for the senior notes and over 6 years for the Revolver. Upon termination in December 2008, $150,000 in unamortized transaction costs related to the Revolver were charged to interest expense.

Cash paid for interest during 2008, 2007, and 2006 was $13,281,000, $13,428,000 and $13,076,000, respectively.

NOTE 11

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

At December 31, 2008, the Company had commitments under license agreements amounting to $28,173,000 for future rights to broadcast television and radio programs through 2013. The broadcasting subsidiary has exclusive rights to sell available advertising time for a radio station in Seattle (“Joint Sales Agreement”). Under Joint Sales Agreements, the Company has commitments for monthly payments totaling $4,800,000 through 2011.

Television and radio broadcast rights acquired under contractual arrangements were $18,705,000 and $16,911,000 in 2008 and 2007, respectively. The Company periodically performs impairment tests of its capitalized broadcast rights and as a result recorded a charge of $163,000 in 2008, to write the asset balance down to its estimated net realizable value. No such charges were recorded in 2007 or 2006.

NOTE 12

Stockholders’ Equity

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

The Company maintains three incentive plans (the “Plans”), the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”), and the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. The Company issues new shares of common stock upon stock award, option exercise or rights vesting. As of December 31, 2008, options and rights for 123,173 shares, net of forfeitures, had been issued. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. No further equity awards may be issued pursuant to the 2001 Plan. As of December 31, 2008, awards, options and rights for 356,988 shares had been issued, net of forfeitures. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 300,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2008, awards, options and rights for 23,045 shares had been issued, net of forfeitures.

Stock options    The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The outstanding options generally vest over four or five years and generally expire ten years from the date of grant. Non-cash compensation expense of $453,000 ($295,000 after-tax), $372,000 ($242,000 after- tax) and $382,000 ($248,000 after-tax) related to the options was recorded for 2008, 2007 and 2006, respectively.

Restricted stock rights    The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The outstanding rights generally vest over four or five years and expire upon termination of employment. Non-cash compensation expense of $264,000 ($171,000 after-tax), $204,000 ($133,000 after-tax), and $91,000 ($59,000 after-tax) related to the rights was recorded during 2008, 2007 and 2006, respectively.

Stock awards    Beginning with the annual retainer payable for the second quarter of 2007, the Company’s non-employee directors began receiving 25% of their annual retainer in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. Non-employee directors are permitted to elect to receive all or any portion of their remaining annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award. In 2008, 4,243 shares of common stock were issued to non-employee directors associated with compensation earned in the first, second and third quarters of 2008, while 2,579 shares were issued in January 2009 associated with director compensation earned in the fourth quarter of 2008. In 2007, 2,025 shares of common stock were issued to non-employee directors associated with compensation earned in the second and third quarters of 2007, while 1,442 shares were issued in January 2008 associated with director compensation earned in the fourth quarter of 2007. Non-cash compensation expense of $201,000 ($131,000 after-tax) and $157,000 ($102,000 after-tax) related to the awards was recorded during 2008 and 2007, respectively.

Determining Fair Value Under SFAS 123(R)

Valuation and Amortization Method.    The Company estimates the fair value of stock option awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based primarily on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, expected exercises and post-vesting forfeitures. Outstanding stock options granted by the Company generally vest 20% per year over five years or 25% per year over four years and have contractual terms of ten years.

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

Expected Dividend Yield.    The Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31
	2008	2007	2006
Assumptions:
Weighted average risk-free interest rate	2.8%	4.5%	4.6%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	24.1%	28.6%	31.3%
Expected life of options	6 years	6 years	6 years
Weighted average fair value at date of grant	$9.17	$17.15	$17.25

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for 2008, 2007 and 2006 totaled $918,000, $733,000 and $473,000, respectively, which is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 2008, 2007 and 2006, the Company had approximately $2,313,000, $1,554,000 and $1,863,000 respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a period of approximately five years (or a weighted average period of 1.77 years). For awards granted prior to January 1, 2006, the Company utilizes the provisions of APB 25 for which compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, while compensation cost for awards granted after December 31, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2007	199,505	49.52			17,120	44.73
Options and stock rights granted	100,621	31.07			25,483	30.56
Options exercised/stock rights vested	—				(3,530)	44.49
Options expired	(25,830)	37.29			—
Options and stock rights forfeited	(13,860)	61.31			(7,070)	37.38

Outstanding at December 31, 2008	260,436	$42.98	6.42	$—	32,003	$35.28

Exercisable at December 31, 2008	120,525	$50.65	3.90	$—

The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for options that had exercise prices that were lower than the $20.64 closing market price of the Company’s common stock at December 31, 2008. As there were no options with exercise prices lower than the closing market price of the Company’s common stock, the intrinsic value of outstanding options is zero as of December 31, 2008.

No options were exercised in 2008. The total intrinsic value of options exercised during 2007 and 2006 was $2,000 and $69,000, respectively, determined as of the date of exercise. During 2008, 3,530 restricted stock rights vested, with a total fair value of $98,000. During 2007, 4,630 restricted stock rights vested, with a total fair value of $192,000. During 2006, 850 restricted stock rights vested, with a total fair value of $34,000.

NOTE 13

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Current tax expense (benefit)
Continuing operations	$39,429	$3,959	$465
Discontinued operations	—	—	21

	39,429	3,959	486

Deferred tax expense (benefit)
Continuing operations	(14,596)	11,944	2,358
Discontinued operations	(575)	537	5,530

	(15,171)	12,481	7,888

Total	$24,258	$16,440	$8,374

Income taxes are allocated as follows:
Continuing operations	$24,833	$15,903	$2,823
Discontinued operations	(575)	537	5,551

	$24,258	$16,440	$8,374

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Normal expense computed at 35% of pretax income	$24,697	$16,373	$3,273
Dividends received deduction	(516)	(1,022)	(820)
State taxes, net of federal tax benefit	(1,390)	209	733
Change in state tax valuation allowance	2,406	(209)	(733)
Pension death and disability benefits, and increases in pension values	(182)	(276)	(301)
Non-deductible expenses	274	361	325
Other	(456)	467	346

	$24,833	$15,903	$2,823

Deferred tax liabilities are summarized as follows (in thousands):

December 31	2008	2007
Assets
Accrued employee benefits	$6,919	$8,697
Goodwill and intangible assets	14,271
Allowance for doubtful accounts	569	324
Net operating loss carryforwards	1,021	947
Contract termination charge	2,319	1,827
Stock-based compensation	514
Deferred income	3,256
Other	552

	29,421	11,795

Liabilities
Marketable securities		(35,675)
Property, plant and equipment	(10,411)	(8,711)
Goodwill and intangible assets		(10,610)
Prepaid insurance	(5)	(424)
Other	(688)	(476)

	(11,104)	(55,896)

Valuation allowance	(2,797)	(388)
Net	$15,520	$(44,489)

Current	1,763	785
Noncurrent	13,757	(45,274)

	$15,520	$(44,489)

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $2.8 million and $388,000 at December 31, 2008 and 2007, respectively. As of December 31, 2007, the Company had utilized all of its prior year federal net operating losses.

Net cash paid for income taxes during 2008 was $46.0 million and cash paid for income taxes during 2007 was $1.3 million. Net cash received from income tax refunds during 2006 was $1.0 million.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS is currently conducting a field examination of the Company’s 2006 and 2007 U.S. tax returns. The IRS completed a field examination of the Company’s 2003, 2004 and 2005 U.S. tax returns during March 2008, and the Company paid final notice of settlement in the amount of $68,000. In April 2007, the IRS completed its fieldwork with regards to its examination of the Company’s consolidated federal income tax returns for tax years 1999 – 2002, and the Company agreed upon and paid a final settlement in the amount of $1.1 million. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company continues to recognize interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $135,000, $6,000 and an increase in interest expense of $242,000 was recognized for years ended December 31, 2008, 2007 and 2006, respectively. The revisions to interest expense are a result of final settlement of the IRS examination of the Company’s 1999 – 2005 income tax returns. As of December 31, 2007, the Company had approximately $218,000 of accrued interest related to uncertain tax positions. No such interest was accrued as of December 31, 2008.

NOTE 14

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

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

	Year Ended December 31
	2008	2007
Projected benefit obligation, beginning of year	$19,291	$18,935
Interest cost	1,099	1,063
Assumption changes	815	192
Actuarial loss	297	240
Benefit payments	(1,198)	(1,139)

Projected benefit obligation, end of year	$20,304	$19,291

Unfunded status	$20,304	$19,291
Accumulated loss	(4,164)	(3,111)

Net amount recognized	$16,140	$16,180

Amounts recognized in consolidated balance sheets consist of (in thousands):

December 31	2008	2007
Accrued pension liability	$20,304	$19,291
Accumulated other comprehensive loss	(4,164)	(3,111)

Net amount recognized	$16,140	$16,180

Assumptions used to determine pension obligations are as follows:

	2008	2007
Discount rate	5.50%	5.88%
Rate of compensation increase	N/A	N/A

In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term U.S. corporate bonds on the measurement date of December 31, and is intended to reflect prevailing market conditions. At December 31, 2008 and 2007, the Company has estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Interest cost	$1,099	$1,063	$1,039
Amortization of loss	60	43	154

Net periodic pension cost	$1,159	$1,106	$1,193

Assumptions used to determine net periodic pension costs are as follows:

Weighted-average assumptions used to determine net periodic benefit cost at December 31

	2008	2007	2006
Discount rate	5.88%	5.80%	5.48%
Rate of compensation increase	NA	NA	NA

The accumulated benefit obligation of the Company’s supplemental retirement program was $20,304,000 and $19,291,000 as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was $403,000 and $510,000 as of December 31, 2008 and 2007, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

	Supplemental Retirement Program	Postretirement Health Insurance Program
2009	1,198	56
2010	1,197	60
2011	1,232	65
2012	1,310	70
2013	1,363	47
Next 5 years	7,637	189

The aggregate expected contributions by the Company to fund the supplemental retirement program and postretirement health insurance program for 2009 are $1,198,000 and 56,000, respectively.

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. Employer contributions to the plan were $818,000 and $735,000 in 2008 and 2007, respectively. The Company did not make a contribution during 2006.

NOTE 15

Segment Information

The Company reports financial data for three reportable segments: television, radio, and Fisher Plaza. The television reportable segment includes the operations of the Company’s owned and operated 20 network-affiliated television stations (including a 50%-owned station) and Internet business, excluding the operations of Pegasus which are reported as discontinued operations. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and five radio stations in Montana. Corporate expenses of the broadcasting business unit are allocated to the television and radio reportable segments based on actual expenditures incurred or based on a ratio that approximates historic revenue and operating expenses of the segments. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus News, Inc. from continuing operations to discontinued operations (See Note 2), and the results of the five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2). These reclassifications have no effect on previously reported net income (loss).

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

	Year Ended December 31
Year Ended December 31	2008	2007	2006
Television	$124,001	$110,790	$107,457
Radio	36,719	40,303	39,453
Fisher Plaza	13,122	11,326	9,406
Corporate and eliminations	(51)	(153)	221

	$173,791	$162,266	$156,537

Depreciation and amortization

	Year Ended December 31
Year Ended December 31	2008	2007	2006
Television	$8,053	$6,990	$6,016
Radio	1,018	937	918
Fisher Plaza	3,117	3,305	3,116
Corporate and eliminations	515	286	257

	$12,703	$11,518	$10,307

The following table shows segment income (loss) from continuing operations before interest and income taxes (in thousands):

	Year Ended December 31
	2008	2007	2006
Television	$(61,060)	$20,256	$23,903
Radio	(4,551)	1,065	1,794
Fisher Plaza	5,472	4,068	2,542
Corporate and eliminations	144,630	35,064	(4,933)

Total segment income (loss) from continuing operations before interest and income taxes	$84,491	$60,453	$23,306

The following table reconciles total segment income (loss) from continuing operations before interest and income taxes shown above to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Year Ended December 31
	2008	2007	2006
Total segment income (loss) from continuing operations before interest and income taxes	$84,491	$60,543	$23,306
Interest expense	(13,928)	(13,671)	(13,956)

Consolidated income (loss) from continuing operations before income taxes	$70,563	$46,872	$9,350

The following tables provide further segment data, as indicated (in thousands):

Total assets

December 31	2008	2007
Television	$125,633	$136,341
Radio	16,838	20,030
Fisher Plaza	112,683	117,688
Corporate and eliminations	116,139	209,785

	371,293	483,844
Assets held for sale	—	2,090

	$371,293	$485,934

Goodwill

December 31	2008	2007
Television	$5,077	$29,145
Radio	8,216	8,216

	$13,293	$37,361

Capital expenditures

	Year Ended December 31
	2008	2007	2006
Television	$6,918	$4,833	$8,304
Radio	290	438	841
Fisher Plaza	688	3,488	6,120
Corporate and eliminations	2,395	514	166

	$10,291	$9,273	$15,431

Inter-segment sales amounted to $51,000, $153,000, and $162,000 in 2008, 2007 and 2006, respectively, related primarily to telecommunications fees charged from Fisher Plaza. Corporate assets are principally marketable securities. Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

NOTE 16

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rental expense was $1,229,000, $1,213,000 and $910,000 in 2008, 2007 and 2006, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Minimum future payments for all capital and operating leases as of December 31, 2008 are as follows (in thousands):

Year	Capital Leases	Operating Leases
2009	900	1,686
2010	926	1,325
2011	954	1,071
2012	983	847
2013	1,012	745
Thereafter	608	1,549

	5,383	$7,223

Less executory costs	(4,069)

Net minimum lease payments	1,314
Less amounts representing interest	(253)

Present value of net minimum lease payments	1,061
Less current portion of obligations under capital leases	(155)

Long-term portion of obligations under capital leases	$906

The current portion of obligations under capital lease is included in other current liabilities in the Consolidated Balance Sheet at December 31, 2008, while the long-term portion is included in other liabilities.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 17

Subsequent Event

In the first quarter of 2009, the Company repurchased $15.150 million aggregate principal amount of its 8.625% senior notes due 2014, for total consideration of $13.050 million in cash. The Company will record a gain of $1,792,000 in 2009 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $308,000.

NOTE 18 (unaudited)

Interim Financial Information

The Company separately reports as discontinued operations the historical operating results attributable to media properties sold or held for sale and the applicable gain or loss on the disposition of the properties.

Quarterly financial information for fiscal 2008 and 2007 is presented in the following table. Data may not add due to rounding (in thousands, except per-share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2008	$38,055	$45,694	$42,297	$47,745	$173,791
2007	$34,673	$41,786	$41,286	$44,521	$162,266
Income (loss) from continuing operations
2008	$(820)	$63,930	$29,993	$(47,373)	$45,730
2007	$(1,228)	$775	$(336)	$31,668	$30,879
Income from discontinued operations
2008	$(246)	$(256)	$(218)	$(352)	$(1,072)
2007	$(17)	$1,481	$(197)	$(272)	$995
Net income (loss)
2008	$(1,066)	$63,674	$29,775	$(47,725)	$44,658
2007	$(1,245)	$2,256	$(533)	$31,396	$31,874
Income (loss) per share—basic:
From continuing operations
2008	$(0.09)	$7.32	$3.43	$(5.42)	$5.23
2007	$(0.14)	$0.09	$(0.04)	$3.63	$3.54
From discontinued operations
2008	$(0.03)	$(0.03)	$(0.02)	$(0.04)	$(0.12)
2007	$—	$0.17	$(0.02)	$(0.03)	$0.11
Net income (loss)
2008	$(0.12)	$7.29	$3.41	$(5.46)	$5.11
2007	$(0.14)	$0.26	$(0.06)	$3.60	$3.65
Income (loss) per share, assuming dilution:
From continuing operations
2008	$(0.09)	$7.32	$3.43	$(5.42)	$5.23
2007	$(0.14)	$0.09	$(0.04)	$3.63	$3.54
From discontinued operations
2008	$(0.03)	$(0.03)	$(0.02)	$(0.04)	$(0.12)
2007	$—	$0.17	$(0.02)	$(0.03)	$0.11
Net income (loss)
2008	$(0.12)	$7.29	$3.41	$(5.46)	$5.11
2007	$(0.14)	$0.26	$(0.06)	$3.60	$3.65

Income from continuing operations for the second quarter of 2008 includes a $103.6 million pre-tax gain resulting from the sale of 1,548,956 shares of Safeco Corporation common stock, and is net of a $5.0 million pre-tax non-cash charge resulting from the change in national advertising representation firm and a $1.0 million pre-tax charge for the forfeiture of a non-refundable deposit to purchase television stations. Income from continuing operations for the third quarter of 2008 includes a $49.0 million pre-tax gain resulting from the sale of 753,720 shares of Safeco Corporation common stock. Income from continuing operations for the fourth quarter of 2008 is net of a $78.2 million pre-tax charge for impairment of goodwill, intangible assets and investment in equity investee.

Income from continuing operations for the fourth quarter of 2007 includes a $40.4 million pre-tax gain resulting from the sale of 699,700 shares of Safeco Corporation common stock. Income from discontinued operations for the second quarter of 2007 includes a gain on sale of a radio station of $1.5 million, net of income taxes.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus News, Inc. from continuing operations to discontinued operations (See Note 2), and the results of the five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2). These reclassifications have no effect on previously reported net income (loss).

NOTE 19

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

Presented below are condensed consolidated statements of operations and cash flows for 2008, 2007 and 2006 and the condensed consolidated balance sheets as of December 31, 2008 and 2007. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include certain employment-related expenses from “Selling, general and administrative expenses” to “Direct operating costs” (See Note 1), the results of Pegasus News, Inc. from continuing operations to discontinued operations (See Note 2), and the results of the five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2). These reclassifications have no effect on previously reported net income (loss), shareholders’ equity, cash flows from operating, or investing or financing activities.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the year ended December 31, 2008

(in thousands, except per-share amounts)	Fisher Communications, Inc.		100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$		$173,798	$(7)	$173,791

Costs and expenses
Direct operating costs		347	69,265	198	69,810
Selling, general and administrative expenses		12,276	53,788	(205)	65,859
Impairment of goodwill and intangible assets			76,742		76,742
Impairment of investment in equity investee			1,468		1,468
Amortization of program rights			19,288		19,288
Depreciation and amortization		1,118	11,585		12,703

		13,741	232,136	(7)	245,870

Income (loss) from operations		(13,741)	(58,338)		(72,079)
Other income, net		156,357	213		156,570
Equity in income of subsidiaries		(39,435)		39,435	—
Interest expense, net		(13,840)	(88)		(13,928)

Income (loss) from continuing operations before income taxes		89,341	(58,213)	39,435	70,563
Provision for federal and state income taxes		44,683	(19,850)		24,833

Income (loss) from continuing operations		44,658	(38,363)	39,435	45,730
Income from discontinued operations net of income taxes			(1,072)		(1,072)

Net income (loss)		$44,658	$(39,435)	$39,435	$44,658

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the year ended December 31, 2007

(in thousands, except per-share amounts)	Fisher Communications, Inc.		100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$		$162,285	$(19)	$162,266

Costs and expenses
Direct operating costs			61,855	199	62,054
Selling, general and administrative expenses		9,893	45,568	(218)	55,243
Amortization of program rights			18,686		18,686
Depreciation and amortization		286	11,232		11,518

		10,179	137,341	(19)	147,501

Income (loss) from operations		(10,179)	24,944		14,765
Other income, net		45,209	479		45,688
Equity in income of subsidiaries		17,083		(17,083)	—
Interest expense, net		(13,639)	(32)		(13,671)

Income (loss) from continuing operations before income taxes		38,474	25,391	(17,083)	46,782
Provision (benefit) for federal and state income taxes		6,600	9,303		15,903

Income (loss) from continuing operations		31,874	16,088	(17,083)	30,879
Income from discontinued operations net of income taxes			995		995

Net income (loss)		$31,874	$17,083	$(17,083)	$31,874

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

for the year ended December 31, 2006

(in thousands, except per-share amounts)	Fisher Communications, Inc.		100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$		$156,550	$(13)	$156,537

Costs and expenses
Direct operating costs			58,351	177	58,528
Selling, general and administrative expenses		8,496	41,324	(190)	49,630
Amortization of program rights			18,646		18,646
Depreciation and amortization		257	10,050		10,307

		8,753	128,371	(13)	137,111

Income (loss) from operations		(8,753)	28,179		19,426
Other income, net		3,498	382		3,880
Equity in income of subsidiaries		28,577		(28,577)
Interest expense, net		(13,951)	(5)		(13,956)

Income (loss) from continuing operations before income taxes		9,371	28,556	(28,577)	9,350
Provision (benefit) for federal and state income taxes		(7,465)	10,288		2,823

Income (loss) from continuing operations		16,836	18,268	(28,577)	6,527
Income from discontinued operations net of income taxes			10,309		10,309

Net income (loss)		$16,836	$28,577	$(28,577)	$16,836

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2008

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$31,141	$694	$		$31,835
Short term investments	59,697				59,697
Receivables, net		26,044			26,044
Due from affiliate		14,473		(14,473)
Income tax receivable	2,462	301			2,763
Deferred income taxes	520	1,243			1,763
Prepaid expenses and other assets	176	2,024			2,200
Television and radio broadcast rights		6,106			6,106

Total current assets	93,996	50,885		(14,473)	130,408
Restricted cash
Marketable securities, at market value		769			769
Investment in consolidated subsidiaries	231,282			(231,282)
Cash value of life insurance and retirement deposits	17,425				17,425
Television and radio broadcast rights		48			48
Goodwill, net		13,293			13,293
Intangible assets		41,015			41,015
Investments in equity investee		1,300			1,300
Deferred income taxes	8,622	5,135			13,757
Deferred financing fees and other assets	3,123	1,715			4,838
Property, plant and equipment, net	2,908	145,532			148,440

Total Assets	$357,356	$259,692		$(245,755)	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,002	$3,337	$		$4,339
Due to affiliate	14,473			(14,473)
Accrued payroll and related benefits	499	3,802			4,301
Interest payable	3,773				3,773
Television and radio broadcast rights payable		6,124			6,124
Current portion of accrued retirement benefits	1,254				1,254
Other current liabilities	1,855	3,857			5,712

Total current liabilities	22,856	17,120		(14,473)	25,503
Long-term debt	150,000				150,000
Accrued retirement benefits	19,439				19,439
Other liabilities	317	11,290			11,607

Stockholders’ Equity
Common stock	10,922	1,131		(1,131)	10,922
Capital in excess of par	11,140	164,234		(164,234)	11,140
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	(158)				(158)
Accumulated loss	(2,545)				(2,545)
Prior service cost	(178)				(178)
Retained earnings	145,563	65,917		(65,917)	145,563

Total Stockholders’ Equity	164,744	231,282		(231,282)	164,744

Total Liabilities and Stockholders’ Equity	$357,356	$259,692		$(245,755)	$371,293

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

as of December 31, 2007

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$5,804	$706	$		$6,510
Receivables, net	582	29,916			30,498
Due from affiliate		40,567		(40,567)
Deferred income taxes	123	662			785
Prepaid expenses and other assets	237	3,618			3,855
Television and radio broadcast rights		5,934			5,934
Assets held for sale		37			37

Total current assets	6,746	81,440		(40,567)	47,619
Restricted cash	52,365				52,365
Marketable securities, at market value	128,201	1,022			129,223
Investment in consolidated subsidiaries	270,717			(270,717)
Cash value of life insurance and retirement deposits	16,809				16,809
Television and radio broadcast rights		7			7
Goodwill, net		37,361			37,361
Intangible assets		42,782			42,782
Investments in equity investee		2,635			2,635
Deferred financing fees and other assets	3,913	5,159			9,072
Assets held for sale		2,053			2,053
Property, plant and equipment, net	1,030	144,978			146,008

Total Assets	$479,781	$317,437		$(311,284)	$485,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$924	$2,813	$		$3,737
Due to affiliate	40,567			(40,567)
Accrued payroll and related benefits	1,656	5,958			7,614
Interest payable	3,773				3,773
Television and radio broadcast rights payable		4,940			4,940
Income taxes payable		3,959			3,959
Current portion of accrued retirement benefits	1,230				1,230
Other current liabilities	1,033	3,185			4,218
Liabilities of businesses held for sale		100			100

Total current liabilities	49,183	20,955		(40,567)	29,571
Long-term debt	150,000				150,000
Accrued retirement benefits	18,552				18,552
Deferred income taxes	28,590	16,684			45,274
Other liabilities	59	9,081			9,140

Stockholders’ Equity
Common stock	10,907	1,131		(1,131)	10,907
Capital in excess of par	10,220	164,234		(164,234)	10,220
Accumulated other comprehensive income—net of income taxes:
Unrealized gain on marketable securities	82,818				82,818
Accumulated loss	(1,958)				(1,958)
Prior service cost	(181)				(181)
Retained earnings	131,591	105,352		(105,352)	131,591

Total Stockholders’ Equity	233,397	270,717		(270,717)	233,397

Total Liabilities and Stockholders’ Equity	$479,781	$317,437		$(311,284)	$485,934

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2008

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations		Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$(36,077)	$6,848	$		$(29,229)

Cash flows from investing activities
Purchase of marketable securities		(104)			(104)
Purchase of investments held for sale	(58,909)				(58,909)
Proceeds from sale of marketable securities	153,403	110			153,513
(Increase) decrease in restricted cash	52,365				52,365
Proceeds from sale of radio stations		1,460			1,460
Deposit paid for purchase of television stations					—
Purchase of television stations	(52,365)				(52,365)
Purchase of online news service					—
Proceeds from sale of property, plant and equipment					—
Purchase of domain names		(285)			(285)
Purchase of property, plant and equipment	(2,394)	(7,897)			(10,291)

Net cash used in investing activities	92,100	(6,716)		—	85,384

Cash flows from financing activities
Borrowings under borrowing agreements	21,000				21,000
Payments on borrowing agreements	(21,000)				(21,000)
Cash dividends paid	(30,686)				(30,686)
Payment of capital lease obligation		(144)			(144)

Net cash provided by (used in) financing activities	(30,686)	(144)			(30,830)

Net increase (decrease) in cash and cash equivalents	25,337	(12)			25,325
Cash and cash equivalents, beginning of period	5,804	706			6,510

Cash and cash equivalents, end of period	$31,141	$694			$31,835

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2007

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$9,492	$6,604	$1,067	$17,163

Cash flows from investing activities
Purchase of marketable securities		(924)		(924)
Proceeds from sale of marketable securities	40,598	411		41,009
(Increase) decrease in restricted cash	(52,365)	8,473		(43,892)
Proceeds from sale of radio stations		2,869		2,869
Deposit paid for purchase of television stations		(2,750)		(2,750)
Purchase of television stations		(4,931)		(4,931)
Purchase of online news service		(1,482)		(1,482)
Proceeds from sale of property, plant and equipment		1,250		1,250
Purchase of property, plant and equipment	(504)	(8,769)		(9,273)

Net cash used in investing activities	(12,271)	(5,853)		(18,124)

Cash flows from financing activities
Borrowings under borrowing agreements	6,000			6,000
Payments on borrowing agreements	(6,000)			(6,000)
Payment of capital lease obligation		(45)		(45)
Proceeds from exercise of stock options	39			39

Net cash provided by (used in) financing activities	39	(45)	—	(6)

Net increase (decrease) in cash and cash equivalents	(2,740)	706	1,067	(967)
Cash and cash equivalents, beginning of period	8,544		(1,067)	7,477

Cash and cash equivalents, end of period	$5,804	$706	$—	$6,510

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

for the Year Ended December 31, 2006

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$4,481	$21,319	$(1,067)	$24,733

Cash flows from investing activities
Proceeds from sale of radio stations		23,238		23,238
Purchase of television stations		(35,681)		(35,681)
Option payment for purchase of television stations		(1,100)		(1,100)
Increase in restricted cash		(8,473)		(8,473)
Purchase of property, plant and equipment	(166)	(15,265)		(15,431)

Net cash used in investing activities	(166)	(37,281)		(37,447)

Cash flows from financing activities
Borrowings under borrowing agreements	15,000			15,000
Payments on borrowing agreements	(15,000)			(15,000)
Excess tax benefit from exercise of stock options	23			23
Proceeds from exercise of stock options	546			546

Net cash provided by financing activities	569	—		569

Net increase (decrease) in cash and cash equivalents	4,884	(15,962)	(1,067)	(12,145)
Cash and cash equivalents, beginning of period	3,660	15,962		19,622

Cash and cash equivalents, end of period	$8,544	$—	$(1,067)	$7,477

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

Year Ended December 31	2008	2007	2006
Allowance for doubtful accounts
Balance at beginning of year	$851	$461	$503
Additions charged to expense	1,813	681	694
Balances written off, net of recoveries	(1,110)	(291)	(736)

Balance at end of year	$1,554	$851	$461

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ COLLEEN B. BROWN Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ JOSEPH L. LOVEJOY Joseph L. Lovejoy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ HASSAN N. NATHA Hassan N. Natha	Vice President Finance (Principal Accounting Officer)	March 16, 2009

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 16, 2009

/s/ PHELPS K. FISHER Phelps K. Fisher	Director	March 16, 2009

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 16, 2009

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 16, 2009

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Director	March 16, 2009

Jerry A. St. Dennis	Director

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 16, 2009

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 16, 2009

/s/ MICHAEL D. WORTSMAN Michael D. Wortsman	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement dated August 3, 2007 between Westwind Communications L.L.C. and Fisher Broadcasting Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-22439)).

3.1*	Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

3.2*	Bylaws as of April 26, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 (File No. 000-22439)).

4.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439)).

4.2*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on December 20, 2004 (Registration No. 333-121432)).

4.3*	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

4.4*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto, and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 20, 2004) (File No. 000-22439)).

10.1*+	Amended and Restated Fisher Communications, Inc. Supplemental Pension Plan, dated December 31, 2005 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22439)).

10.2+	First Amendment to Amended and Restated Fisher Communications, Inc. Supplemental Pension Plan, dated as of December 3, 2007 (filed herewith)

10.3*	Form of Affiliation Agreement between CBS Television Network and Retlaw Enterprises, Inc. regarding KIMA-TV, KBCI-TV, KIDK-TV, KVAL-TV, KCBY-TV and KPIC-TV (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22439)).

10.4*	Primary Television Affiliation Agreement, dated April 17, 1995, between the Company and American Broadcasting Companies, Inc. (“ABC”) regarding KOMO-TV (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on April 25, 1997 (File No. 000-22439)).

10.5*	Primary Television Affiliation Agreement, dated April 17, 1995, between the Company and ABC regarding KATU-TV (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on April 25, 1997 (File No. 000-22439)).

10.6	Station Affiliation Agreement, dated December 9, 2005, as amended on December 10, 2005, between FOX Broadcasting Company and Westwind Communications, L.L.C. regarding KBFX-CA (filed herewith).

10.7	Affiliation Agreement, dated as of December 4, 1995, as amended, between CBS Television Network and Westwind Communications, L.L.C. regarding KBAK-TV (filed herewith).

10.8*+	Amended and Restated Fisher Communications Incentive Plan of 1995 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

Exhibit No.	Description
10.9*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 21, 2007 (File No. 000-22439)).

10.10*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008 (File No. 000-22439)).

10.11*+	Form of Non-Qualified Stock Option Contract for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.12*+	Form of Restricted Stock Rights Agreement for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.13*+	Form of Stock Option Grant Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.14*+	Form of Restricted Stock Unit Award Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.15*+	Terms of Equity Grant Program for Non-Employee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.16*†	Renewal Letter Agreements dated May 6, 2005 between American Broadcasting Companies, Inc. and Fisher Broadcasting Company, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-22439)).

10.17*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting—Oregon TV LLC (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.18*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting—Washington TV LLC. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.19*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting - Idaho TV LLC (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.20*†	Renewal Letter Agreement dated January 6, 2006 between CBS Television and Fisher Broadcasting - S.E. Idaho TV LLC (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-22439)).

10.21*	Renewal Letter Agreements dated May 6, 2005 between ABC and the Company regarding KOMO-TV and KATU-TV (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2005 (File No. 000-22439)).

10.22+	Amended and Restated Change in Control Severance Agreement with Colleen B. Brown, effective as of December 31, 2008 (filed herewith).

10.23*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2005 (File No. 000-22439)).

Exhibit No.	Description
10.24*+	Offer Letter to Hassan N. Natha, dated November 6, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008 (File No. 000-22439)).

10.25+	Fisher Communications, Inc. 2008 Management Short-Term Incentive Plan, as amended and restated on December 9, 2008 (filed herewith).

10.26*+	Summary of Non-Employee Director Fees (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.27*+	Offer Letter to S. Mae Fujita Numata, dated October 20, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-22439)).

10.28+	Fisher Communications, Inc. 2009 Management Short-Term Incentive Plan (filed herewith).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.