Form 10-Q
period 2009-03-31
FISHER COMMUNICATIONS INC
filed 2009-05-11
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1.25 par value, outstanding as of May 1, 2009: 8,750,216

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements (unaudited) are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except per-share amounts) (Unaudited)	2009	2008
Revenue	$28,513	$38,055

Costs and expenses
Direct operating costs (exclusive of amortization of program rights of $2,296 and $2,446, respectively, and depreciation and amortization of $2,781 and $2,581, respectively, reported separately below)	15,828	17,361
Selling, general and administrative expenses	12,440	13,857
Amortization of program rights	2,296	2,446
Depreciation and amortization	3,332	3,109

	33,896	36,773

Income (loss) from operations	(5,383)	1,282
Gain on extinguishment of senior notes	1,792	—
Other income, net	294	1,030
Interest expense	(3,265)	(3,358)

Loss from continuing operations before income taxes	(6,562)	(1,046)
Benefit for federal and state income taxes	(2,297)	(226)

Loss from continuing operations	(4,265)	(820)
Loss from discontinued operations, net of income taxes	—	(246)

Net loss	$(4,265)	$(1,066)

Loss per share:
From continuing operations	$(0.49)	$(0.09)
From discontinued operations	—	(0.03)

Net loss per share	$(0.49)	$(0.12)

Loss per share assuming dilution:
From continuing operations	$(0.49)	$(0.09)
From discontinued operations	—	(0.03)

Net loss per share assuming dilution	$(0.49)	$(0.12)

Weighted average shares outstanding	8,769	8,728
Weighted average shares outstanding assuming dilution	8,769	8,728

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts) (Unaudited)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$60,880	$31,835
Short-term investments	9,987	59,697
Receivables, net	20,579	26,044
Income taxes receivable	3,274	2,763
Deferred income taxes	1,763	1,763
Prepaid expenses and other assets	3,250	2,200
Television and radio broadcast rights	3,820	6,106

Total current assets	103,553	130,408
Marketable securities, at market value	745	769
Cash value of life insurance and retirement deposits	17,601	17,425
Television and radio broadcast rights	44	48
Goodwill	13,293	13,293
Intangible assets	40,956	41,015
Investment in equity investee	1,261	1,300
Deferred financing fees and other assets	4,343	4,838
Deferred income taxes	15,327	13,757
Property, plant and equipment, net	148,514	148,440

Total assets	$345,637	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$3,081	$4,339
Accrued payroll and related benefits	5,216	4,301
Interest payable	485	3,773
Television and radio broadcast rights payable	3,846	6,124
Current portion of accrued retirement benefits	1,254	1,254
Other current liabilities	5,758	5,712

Total current liabilities	19,640	25,503
Long-term debt	134,850	150,000
Accrued retirement benefits	19,435	19,439
Other liabilities	10,970	11,607
Commitments and contingencies
Stockholders’ equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,744,657 as of March 31, 2009 and 8,737,281 as of December 31, 2008	10,931	10,922
Capital in excess of par	11,395	11,140
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on marketable securities	(182)	(158)
Accumulated loss	(2,532)	(2,545)
Prior service cost	(168)	(178)
Retained earnings	141,298	145,563

Total stockholders’ equity	160,742	164,744

Total liabilities and stockholders’ equity	$345,637	$371,293

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands) (Unaudited)	2009	2008
Cash flows from operating activities
Net loss	$(4,265)	$(1,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,332	3,127
Deferred income taxes	(1,570)	(1,370)
Amortization of deferred financing fees	130	158
Amortization of program rights	2,296	2,446
Gain on extinguishment of senior notes	(1,792)	—
Payments for television and radio broadcast rights	(2,298)	(3,483)
Amortization of short-term investment discount	(290)	—
Net amortization of non-cash contract termination fee	(365)	—
Equity in operations of equity investees	39	22
Stock-based compensation	299	165
Other	44	57
Change in operating assets and liabilities
Receivables	5,465	436
Prepaid expenses and other current assets	(1,050)	(670)
Cash value of life insurance and retirement deposits	(176)	(201)
Other assets	56	(22)
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(3,585)	(3,190)
Income taxes receivable and payable	(499)	(2,889)
Accrued retirement benefits	(4)	10
Other liabilities	(221)	(430)

Net cash used in operating activities	(4,454)	(6,900)

Cash flows from investing activities
Purchases of marketable securities	—	(22)
Redemption of short-term investments	50,000	—
Proceeds from sales of marketable securities	—	110
Purchase of television stations	—	(52,365)
Decrease in restricted cash	—	52,365
Purchase of property, plant and equipment	(3,413)	(1,296)

Net cash provided by (used in) investing activities	46,587	(1,208)

Cash flows from financing activities
Borrowings under borrowing agreements	—	8,000
Repurchase of senior notes	(13,050)	—
Payment of capital lease obligation	(38)	(35)

Net cash (used in) provided by financing activities	(13,088)	7,965

Net increase (decrease) in cash and cash equivalents	29,045	(143)
Cash and cash equivalents, beginning of period	31,835	6,510

Cash and cash equivalents, end of period	$60,880	$6,367

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31
(In thousands) (Unaudited)	2009	2008
Net loss	$(4,265)	$(1,066)
Other comprehensive loss:
Unrealized loss on marketable securities	(37)	(27,231)
Effect of income taxes	13	9,531
Accumulated loss	20	13
Effect of income taxes	(7)	(4)
Prior service cost	15	12
Effect of income taxes	(5)	(4)
Reclassification adjustment for gains included in net income		11
Effect of income taxes		(4)

Other comprehensive loss	(1)	(17,676)

Comprehensive loss	$(4,266)	$(18,742)

See accompanying notes to condensed consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Fisher Communications, Inc. and its consolidated subsidiaries (“Company”) as of and for the periods indicated. Any adjustments are of a normal recurring nature. Fisher Communications, Inc.’s principal wholly owned subsidiaries include Fisher Broadcasting Company and Fisher Media Services Company. The Company presumes that users of the interim financial information herein have read or have access to the Company’s audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair statement, except in regard to material contingencies or recent subsequent events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), filed by the Company on March 16, 2009, have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

Reclassifications. The results of operations of Pegasus News, Inc. have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2008, have been presented as continuing operations. See Note 7 to the condensed consolidated financial statements. The reclassifications had no effect on net loss, shareholders’ equity or cash flows from operating, investing or financing activities.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in the Company’s 2008 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s 2008 Form 10-K, that are of significance, or potential significance, to the Company.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS 141(R). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For the Company, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS No. 109, “Accounting for Income Taxes”. The adoption of SFAS 141(R) did not have any impact on the Company’s consolidated financial statement as of and for the three months ended March 31, 2009.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and marketable securities. The fair value of these financial assets was determined based on three levels of inputs, of which, the first two levels are considered observable and the last unobservable. The three levels of inputs that may be used to measure fair value are as follows:

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of March 31, 2009 and December 31, 2008, the reported fair value of marketable securities, using Level 1 inputs, was $745,000 and $769,000, respectively.

4.	Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	March 31, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(319)	3,241	3,560	(260)	3,300

Total intangible assets	$41,275	$(319)	$40,956	$41,275	$(260)	$41,015

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.

(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three months ended March 31, 2009 and 2008 was $59,000 and $82,000 ($17,000 of which is included in discontinued operations), respectively.

The Company follows SFAS 142, which requires it to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level (which is at a reporting unit level), which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit.

As required by SFAS 142, the Company tested its FCC licenses and goodwill for impairment at March 31, 2009, between the annual impairment tests, because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s reporting units and intangible assets below their carrying amounts. These first quarter events included: (a) the decline of the price of the Company’s common stock; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at the Company’s radio and television stations.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of each FCC license with its respective fair value using a discounted cash flow analysis.

Determining the fair value of the Company’s reporting units and intangible assets requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective and are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that the Company uses to calculate the fair value of its FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to the Company’s total market capitalization; and by comparing the fair value of its reporting units and FCC licenses to recent sale transactions.

As of March 31, 2009, the Company used the income approach to test its FCC licenses for impairments. The Company used the same assumptions disclosed in its 2008 Form 10-K. The following assumptions were used: (a) a discount rate of 13.0%; (b) market growth rates ranging from 1.0% – 2.0%; and (c) operating profit margins ranging from 18.0% – 48.0%.

As of March 31, 2009, the Company used the income approach to test its goodwill for impairments. The Company used the assumptions without material changes, as disclosed in its 2008 Form 10-K. The following assumptions were used: (a) a discount rate of 13.0%; (b) market growth rates ranging from (0.4) % – 2.0%; and (c) operating profit margins ranging from 7.0% – 25.0%. These assumptions are based on: (a) the actual historical performance of the Company’s stations; (b) management’s estimates of future performance of the Company’s stations; and (c) the same market growth assumptions used in the calculation of the fair value of the Company’s FCC licenses.

As of March 31, 2009, the Company used the income approach to determine the fair value of the network affiliation agreement. The Company used the assumptions without material changes as disclosed in its 2008 Form 10-K. The following assumptions were used: (a) a discount rate of 13.0%; (b) market growth rate of 1.1%; and (c) operating profit margin of 28.0% – 37.0%.

As of March 31, 2009, the Company’s total market capitalization was $75.4 million less than its equity book value. The Company believes that this difference can be attributed to the recent volatility of its stock price in the current economic environment and to the control premium that a market participant may pay to acquire the Company. Further decreases in the Company’s market capitalization could trigger the Company to test its broadcast licenses and goodwill for further impairment.

As of March 31, 2009, as a result of the testing carried out by the Company, there was no impairment to the Company’s goodwill and intangible assets balances.

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2009 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2009	$177
2010	236
2011	236
2012	236
2013	236
2014	236
Thereafter	1,884

$3,241

5.	Short-Term Investments

The Company’s short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. As of March 31, 2009, the carrying value of the Company’s short-term investments of $10 million approximates fair value, based on broker estimates.

6.	Extinguishment of Senior Notes

In the first quarter of 2009, the Company repurchased $15.15 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”), at an average price of $861.40 per $1,000 principal amount. The total consideration for the repurchase was $13.05 million in cash plus accrued interest of $498,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $308,000, resulting in a net gain of $1.8 million. The gain is presented as “Gain on extinguishment of senior notes” in the Company’s condensed consolidated statement of operations.

7.	Discontinued Operations

During the fourth quarter of 2008, the Company determined that in view of the uncertainty surrounding the timing or probability of a sale of five radio stations in Montana, the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify the radio stations as discontinued operations were no longer met. As a result, the assets and liabilities of the five stations have been classified as held for use in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the results of operations of the five stations have been classified as continuing operations in the Company’s condensed consolidated statements of operations for all periods presented.

On December 31, 2008, the Company sold Pegasus News, Inc. (“Pegasus”), a local news service, specializing in providing personalized online local news, information and advertising in Dallas, Texas. Net proceeds of the sale were $1.46 million. As consideration for the sale, the buyer paid the Company $1.5 million in cash and granted the Company and its affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in its existing television and radio markets to deliver personalized online local news, information and advertising. In accordance with SFAS 144, the Company has reported the results of operations of Pegasus as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008. The operations of Pegasus were included in the Company’s television segment.

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

Three months ended March 31, 2008
Revenue	$26
Loss from discontinued operations before income taxes	(378)
Provision (benefit) for income taxes	(132)

Loss from discontinued operations	$(246)

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

As of March 31, 2009, the Company had commitments under license agreements of $29.8 million for future rights to broadcast television programs through 2013. The broadcasting subsidiary acquired exclusive rights to sell available advertising time for a radio station in Seattle under which the Company has commitments for monthly payments totaling $4.3 million through 2011.

9.	Retirement Benefits

The Company has a noncontributory supplemental retirement program for former key members of management. No new participants have been admitted since 2001 and no current Company executive officers participate in this program. In June 2005, the program was amended to freeze the accrual of all benefits to active participants provided under the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally, the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in the payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the Company’s condensed consolidated financial statements. The program requires continued employment through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Interest cost	$271	$275
Amortization of loss	28	15

Net periodic pension cost	$299	$290

For the three months ended March 31, 2009 and 2008, the discount rate used to determine net periodic pension cost was 5.50% and 5.88%, respectively.

10.	Loss per share

Net loss per share is based upon the weighted average number of shares outstanding during the period. Net loss per share assuming dilution is based upon the weighted average number of shares and share equivalents outstanding, including the potentially dilutive impact of stock options and restricted stock rights/units issued under the Company’s incentive plans. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended March 31,
	2009	2008
Loss from continuing operations	$(4,265)	$(820)
Loss from discontinued operations, net of income taxes	—	(246)

Net loss	$(4,265)	$(1,066)

Weighted average shares outstanding - basic	8,769	8,728
Weighted effect of dilutive options and rights	—	—

Weighted average shares outstanding assuming dilution	8,769	8,728

Loss per share:
From continuing operations	$(0.49)	$(0.09)
From discontinued operations	—	(0.03)

Net loss per share	$(0.49)	$(0.12)

Loss per share assuming dilution:
From continuing operations	$(0.49)	$(0.09)
From discontinued operations	—	(0.03)

Net loss per share assuming dilution	$(0.49)	$(0.12)

For the three months ended March 31, 2009 and 2008, the effect of 19,453 and 38,287 restricted stock rights/units and options to purchase 263,075 and 274,255 shares are excluded from the calculation of weighted average shares outstanding, respectively, because such rights/units and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per-share amounts.

11.	Stock-Based Compensation

The Company records stock-based compensation expense related to stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $299,000 and $165,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

12.	Income Taxes

As required by accounting rules for interim financial reporting, the Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated as 35% and 21.6% for the three months ended March 31, 2009 and 2008, respectively. The 2009 estimated effective tax rate was higher than in the same period in 2008 primarily due to the relationship between the amount of estimated annual permanent differences and changes in discrete or other non recurring items and the Company’s estimated annual pre-tax income or loss.

The U.S. federal statute of limitations remains open for the year 2006 and onward. The Internal Revenue Service (“IRS”) is currently conducting a field examination of the Company’s 2006 and 2007 U.S. tax returns. The IRS completed a field examination of the Company’s 2003, 2004 and 2005 U.S. tax returns during March 2008, and the Company paid final notice of settlement in the amount of $68,000. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision and recognizes interest related to uncertain tax positions in interest expense. The Company recognized interest and penalties in the amount of $180,000 related to uncertain tax positions for the three months ended March 31, 2009. As of March 31, 2008 and December 31, 2008, the Company had not accrued any interest or penalties related to uncertain tax positions.

13.	Segment Information

The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s eight radio stations. Corporate expenses are allocated to the television and radio segments based on actual expenditures incurred or based on a pro-rata basis of actual costs. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus from continuing operations to discontinued operations, and the results of the five remaining small-market radio stations from discontinued operations to continuing operations. See Note 7. These reclassifications have no effect on previously reported net loss.

Revenue for each segment is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Television	$20,283	$27,909
Radio	4,888	6,875
Fisher Plaza	3,342	3,313
Corporate and eliminations	—	(42)

	$28,513	$38,055

For the three months ended March 31, 2009 and 2008, inter-segment sales amounted to $0 and $42,000, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.

Income (loss) from continuing operations for each segment is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Television	$(3,593)	$2,548
Radio	(74)	(373)
Fisher Plaza	1,509	1,414
Corporate and eliminations	(3,225)	(2,307)

Total segment income (loss) from continuing operations	(5,383)	1,282
Gain on extinguishment of senior notes	1,792	—
Other income, net	294	1,030
Interest expense	(3,265)	(3,358)

Consolidated loss from continuing operations before income taxes	$(6,562)	$(1,046)

Total identifiable assets for each segment are as follows (in thousands):

	March 31, 2009	December 31, 2008
Television	$107,647	$125,633
Radio	15,319	16,838
Fisher Plaza	111,667	112,683
Corporate and eliminations	111,004	116,139

	$345,637	$371,293

Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets are principally cash, cash equivalents and investments.

14.	Subsequent Event

In April 2009, the Company repurchased $10 million aggregate principal amount of Senior Notes for total consideration of $8.9 million in cash plus accrued interest of $72,000. A gain on extinguishment of debt will be recorded in the second quarter of 2009 net of a charge for related unamortized debt issuance costs of $196,000, or a net gain of $904,000.

15.	Financial Information for Guarantors

As of March 31, 2009, the Company had $134.9 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.

Presented below are condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. Also presented are the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$28,513	$—	$28,513
Costs and expenses
Direct operating costs	103	15,674	51	15,828
Selling, general and administrative expenses	2,906	9,585	(51)	12,440
Amortization of program rights	—	2,296	—	2,296
Depreciation and amortization	350	2,982	—	3,332

	3,359	30,537	—	33,896

Loss from operations	(3,359)	(2,024)	—	(5,383)
Gain on extinguishment of senior notes	1,792	—	—	1,792
Other income, net	302	(8)	—	294
Equity in income of subsidiaries	(1,375)	—	1,375	—
Interest expense	(3,245)	(20)	—	(3,265)

Loss before income taxes	(5,885)	(2,052)	1,375	(6,562)
Benefit for federal and state income taxes	(1,620)	(677)	—	(2,297)

Net income (loss)	$(4,265)	$(1,375)	$1,375	$(4,265)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$38,061	$(6)	$38,055
Costs and expenses
Direct operating costs	70	17,248	43	17,361
Selling, general and administrative expenses	2,493	11,413	(49)	13,857
Amortization of program rights		2,446		2,446
Depreciation and amortization	231	2,878		3,109

	2,794	33,985	(6)	36,773

Income (loss) from operations	(2,794)	4,076	—	1,282
Other income, net	1,037	(7)		1,030
Equity in income of subsidiaries	2,296		(2,296)	—
Interest expense, net	(3,335)	(23)		(3,358)

Income (loss) from continuing operations before income taxes	(2,796)	4,046	(2,296)	(1,046)
Provision (benefit) for federal and state income taxes	(1,730)	1,504		(226)

Income (loss) from continuing operations	(1,066)	2,542	(2,296)	(820)
Loss from discontinued operations, net of income taxes		(246)		(246)

Net income (loss)	$(1,066)	$2,296	$(2,296)	$(1,066)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of March 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$60,198	$682	$—	$60,880
Short-term investments	9,987	—	—	9,987
Receivables, net	8	20,571	—	20,579
Due from affiliate	—	17,294	(17,294)	—
Income taxes receivable	2,166	1,108	—	3,274
Deferred income taxes	521	1,242	—	1,763
Prepaid expenses and other assets	468	2,782	—	3,250
Television and radio broadcast rights	—	3,820	—	3,820

Total current assets	73,348	47,499	(17,294)	103,553
Marketable securities, at market value	—	745		745
Investment in consolidated subsidiaries	229,727	—	(229,727)	—
Cash value of life insurance and retirement deposits	17,601	—	—	17,601
Television and radio broadcast rights	—	44	—	44
Goodwill	—	13,293	—	13,293
Intangible assets	—	40,956	—	40,956
Investment in equity investee	—	1,261	—	1,261
Deferred income taxes	10,179	5,148	—	15,327
Deferred financing fees and other assets	2,685	1,658	—	4,343
Property, plant and equipment, net	3,403	145,111	—	148,514

Total Assets	$336,943	$255,715	$(247,021)	$345,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$395	$2,686	$—	$3,081
Due to affiliate	17,294	—	(17,294)	—
Accrued payroll and related benefits	675	4,541	—	5,216
Interest payable	485	—	—	485
Television and radio broadcast rights payable	—	3,846	—	3,846
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	1,496	4,262	—	5,758

Total current liabilities	21,599	15,335	(17,294)	19,640
Long-term debt	134,850	—	—	134,850
Accrued retirement benefits	19,435	—	—	19,435
Other liabilities	317	10,653	—	10,970
Stockholders’ Equity
Common stock	10,931	1,131	(1,131)	10,931
Capital in excess of par	11,395	164,234	(164,234)	11,395
Accumulated other comprehensive income, net of income taxes:
Unrealized loss on marketable securities	(182)	(182)	182	(182)
Accumulated loss	(2,532)	—	—	(2,532)
Prior service cost	(168)	—	—	(168)
Retained earnings	141,298	64,544	(64,544)	141,298

Total Stockholders’ Equity	160,742	229,727	(229,727)	160,742

Total Liabilities and Stockholders’ Equity	$336,943	$255,715	$(247,021)	$345,637

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$31,141	$694		$31,835
Short-term investments	59,697			59,697
Receivables, net		26,044		26,044
Due from affiliate		14,473	(14,473)	—
Income taxes receivable	2,462	301		2,763
Deferred income taxes	520	1,243		1,763
Prepaid expenses and other assets	176	2,024		2,200
Television and radio broadcast rights		6,106		6,106

Total current assets	93,996	50,885	(14,473)	130,408
Marketable securities, at market value		769		769
Investment in consolidated subsidiaries	231,282		(231,282)	—
Cash value of life insurance and retirement deposits	17,425			17,425
Television and radio broadcast rights		48		48
Goodwill		13,293		13,293
Intangible assets		41,015		41,015
Investments in equity investee		1,300		1,300
Deferred income taxes	8,622	5,135		13,757
Deferred financing fees and other assets	3,123	1,715		4,838
Property, plant and equipment, net	2,908	145,532		148,440

Total Assets	$357,356	$259,692	$(245,755)	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,002	$3,337		$4,339
Due to affiliate	14,473		(14,473)	—
Accrued payroll and related benefits	499	3,802		4,301
Interest payable	3,773			3,773
Television and radio broadcast rights payable		6,124		6,124
Current portion of accrued retirement benefits	1,254			1,254
Other current liabilities	1,855	3,857		5,712

Total current liabilities	22,856	17,120	(14,473)	25,503
Long-term debt	150,000			150,000
Accrued retirement benefits	19,439			19,439
Other liabilities	317	11,290		11,607
Stockholders’ Equity
Common stock	10,922	1,131	(1,131)	10,922
Capital in excess of par	11,140	164,234	(164,234)	11,140
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	(158)			(158)
Accumulated loss	(2,545)			(2,545)
Prior service cost	(178)			(178)
Retained earnings	145,563	65,917	(65,917)	145,563

Total Stockholders’ Equity	164,744	231,282	(231,282)	164,744

Total Liabilities and Stockholders’ Equity	$357,356	$259,692	$(245,755)	$371,293

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(7,183)	$2,729	$—	$(4,454)
Cash flows from investing activities
Redemption of short-term investments	50,000			50,000
Purchase of property, plant and equipment	(710)	(2,703)		(3,413)

Net cash provided by (used in) investing activities	49,290	(2,703)	—	46,587

Cash flows from financing activities
Repurchase of senior notes	(13,050)			(13,050)
Payment of capital lease obligation		(38)		(38)

Net cash used in financing activities	(13,050)	(38)	—	(13,088)

Net increase (decrease) in cash and cash equivalents	29,057	(12)	—	29,045
Cash and cash equivalents, beginning of period	31,141	694		31,835

Cash and cash equivalents, end of period	$60,198	$682	$—	$60,880

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(8,369)	$1,469	$—	$(6,900)
Cash flows from investing activities
Purchase of television stations	(52,365)			(52,365)
Decrease in restricted cash	52,365			52,365
Purchases of marketable securities		(22)		(22)
Proceeds from sale of marketable securities		110		110
Purchase of property, plant and equipment	(160)	(1,136)		(1,296)

Net cash used in investing activities	(160)	(1,048)	—	(1,208)

Cash flows from financing activities
Borrowings under borrowing agreements	8,000			8,000
Payment of capital lease obligation		(35)		(35)

Net cash provided by (used in) financing activities	8,000	(35)	—	7,965

Net increase (decrease) in cash and cash equivalents	(529)	386	—	(143)
Cash and cash equivalents, beginning of period	5,804	706	—	6,510

Cash and cash equivalents, end of period	$5,275	$1,092	$—	$6,367

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, or “our”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended March 31, 2009, compared with the corresponding period in 2008.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low power network-affiliated television stations and eight radio stations. Our television and radio stations are located in Washington, Oregon, Idaho, California and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations, and also lease space to a variety of unaffiliated companies, including media and communications companies.

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those affecting the West Coast economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, account for approximately 60% of our television broadcasting revenue and are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, two of our television stations are independent and the remainder of our television stations are affiliated with Univision. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of March 31, 2009, and December 31, 2008, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations” below.

Significant Developments

The following significant developments affect the comparability of our financial statements for the three-month periods ended March 31, 2009 and 2008.

Repurchase of Senior Notes. In the first quarter of 2009, we repurchased $15.15 million aggregate principal amount of our 8.625% senior notes due 2014, for total consideration of $13.05 million in cash plus accrued interest of $0.5 million. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $308,000, resulting in a net gain of approximately $1.8 million.

Dividends on Safeco Corporation Common Stock. In the first quarter of 2008, we recorded dividends on our shares of Safeco Corporation common stock in the amount of $921,000. No dividend income was recorded in the first quarter of 2009, as we sold our remaining shares of Safeco Corporation common stock in June and July of 2008 resulting in pre-tax net proceeds of approximately $153.4 million.

Expiration of Seattle Mariners Radio Rights Agreement. In May 2002, we entered into a radio rights agreement (the “Mariners Agreement”) to broadcast Seattle Mariners baseball games on KOMO AM for the 2003 through 2008 baseball seasons. The impact of the Mariners Agreement was greater during periods that included the broadcast of Mariners baseball games; therefore the impact on the first and fourth quarters of each calendar year was less than for the second and third quarters of the calendar year. In July 2008, we announced that we would not renew the Mariners Agreement; therefore, the 2008 season was the final year of our commitments under the Mariners Agreement as all commitments under the agreement had been satisfied. The results for the first quarter of 2008 reflect expenses related to the Mariners Agreement. No such expenses are reflected in the results for the first quarter of 2009.

Termination of National Advertising Representation Agreement. In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by us. In the second quarter of 2008, we recognized a non-cash charge of $5.0 million to selling, general and administrative expenses, and we are amortizing the related net liability as a non-cash benefit over the five-year term of the new agreement. We recognized a $365,000 benefit due to this amortization in the first quarter of 2009.

Purchase of Bakersfield, California Television Stations. On January 1, 2008 we completed the purchase of the assets of two television stations in the Bakersfield, California Designated Market Area for $55.3 million in cash.

Reclassifications. The results of operations of Pegasus News, Inc. have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2008, have been presented as continuing operations. See Note 7 to the condensed consolidated financial statements. The reclassifications had no effect on net loss, shareholders’ equity or cash flows from operating, investing or financing activities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, income tax provisions, valuation allowances for deferred income taxes assets, liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances

For a detailed discussion of our critical accounting policies and estimates, please refer to our 2008 Form 10-K for the year ended December 31, 2008.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.

Consolidated Results of Operations

We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of 20 owned and operated network-affiliated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of three Seattle radio stations and five Montana radio stations. Corporate expenses of the broadcasting business unit are allocated to the television and radio segments based on actual expenditures incurred or based on a ratio that approximates historical revenue and operating expenses of the segments. The Fisher Plaza segment consists of the operations of Fisher Plaza, a communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent; however, Fisher-owned entities do pay common-area maintenance expenses. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our Seattle-based television and radio operations.

The following table sets forth our results of operations for the three months ended March 31, 2009 and 2008, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended March 31,		Variance
(Dollars in thousands) (Unaudited)	2009	2008	$	%
Revenue
Television	$20,283	$27,909	$(7,626)	(27.3%)
Radio	4,888	6,875	(1,987)	(28.9%)
Fisher Plaza	3,342	3,313	29	0.9%
Corporate and eliminations	—	(42)	42	(100.0%)

Consolidated	28,513	38,055	(9,542)	(25.1%)
Direct Operating Costs
Television	12,058	12,853	(795)	(6.2%)
Radio	2,285	3,098	(813)	(26.2%)
Fisher Plaza	947	927	20	2.2%
Corporate and eliminations	538	483	55	11.4%

Consolidated	15,828	17,361	(1,533)	(8.8%)
Selling, general and administrative expenses
Television	7,366	8,548	(1,182)	(13.8%)
Radio	2,479	3,462	(983)	(28.4%)
Fisher Plaza	123	140	(17)	(12.1%)
Corporate and eliminations	2,472	1,707	765	44.8%

Consolidated	12,440	13,857	(1,417)	(10.2%)
Amortization of program rights
Television	2,296	1,991	305	15.3%
Radio	—	455	(455)	(100.0%)

Consolidated	2,296	2,446	(150)	(6.1%)
Depreciation and amortization
Television	2,156	1,969	187	9.5%
Radio	198	233	(35)	(15.0%)
Fisher Plaza	763	832	(69)	(8.3%)
Corporate	215	75	140	186.7%

Consolidated	3,332	3,109	223	7.2%
Income (loss) from operations
Television	(3,593)	2,548	(6,141)
Radio	(74)	(373)	299
Fisher Plaza	1,509	1,414	95
Corporate and eliminations	(3,225)	(2,307)	(918)

Consolidated	(5,383)	1,282	(6,665)
Gain on extinguishment of senior notes	1,792	—	1,792
Other income, net	294	1,030	(736)
Interest expense, net	(3,265)	(3,358)	93

Loss from continuing operations before income taxes	(6,562)	(1,046)	(5,516)
Benefit for federal and state income taxes	(2,297)	(226)	(2,071)

Loss from continuing operations	(4,265)	(820)	(3,445)
Loss from discontinued operations, net of income taxes	—	(246)	246

Net loss	$(4,265)	$(1,066)	$(3,199)

Comparison of Three-Month Periods Ended March 31, 2009 and 2008

Revenue

The current U.S. financial crisis and broader economic slowdown and the resulting sharp declines in advertising spending have negatively impacted our television and radio revenue for the three-month period ended March 31, 2009.

Automotive-related advertising, our largest advertising category, decreased 62% for the three-month period ended March 31, 2009 as compared to the same period in 2008. Other similar major categories such as, retailing (down 34%) and professional services (down 23%) have followed a consistent downward trend over the past year. This trend is primarily due to the current condition of the automotive industry and general economic downturn and resulting decline in the demand for advertising from these and other business categories. A continued pattern of deterioration in advertising revenue from these sources could materially and adversely affect our future results of operations.

Television revenue decreased in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to sharp declines in local, national and political advertising spending by customers in this broad economic downturn, offset by an increase in retransmission revenue. The decrease in local advertising revenues was due to general economic pressure now impacting a number of local economies, including those on the West Coast, primarily in the housing, automobile and retail segments. The decrease in national advertising sales was due to the same general economic factors, which has impacted most national advertising categories, particularly automotive spending.

Revenues from our ABC-affiliated stations decreased 31.4% and revenues from our CBS-affiliated stations decreased 22.6% in the three-month period ended March 31, 2009 as compared to the same period in 2008, primarily due to reduced local, national and political advertising revenue. Revenues from our Spanish-language television stations remained constant in the three-month period ended March 31, 2009, respectively, as compared to the same period in 2008.

We completed negotiations for new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and the first quarter of 2009. Retransmission revenue increased 39% from the first quarter of 2008, not including expected retransmission fees of approximately $950,000 to $1 million not recorded in the first quarter attributable to contracts for which key financial terms have been negotiated but which remained unexecuted at quarter end. For each of these contracts, we expect to record the retransmission fees for the period from January 1, 2009 through the date of execution as revenue in the quarter the agreement is executed. We currently expect that most of these remaining contracts will be executed in the second quarter of 2009, although there can be no assurances as to the actual timing of the execution of these agreements.

Radio revenue decreased 29% in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to decreased local, national and non-traditional advertising revenue resulting from the general economic downturn. Radio revenue for the three-month period ended March 31, 2008 also included revenue from our Mariners contract, which was not renewed for 2009.

The revenue increase at Fisher Plaza in the three-month period ended March 31, 2009, as compared to the same period in 2008, was primarily due to increased rental revenues and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of March 31, 2009, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities), unchanged from December 31, 2008.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The decrease in direct operating costs for the television segment in the three-month period ended March 31, 2009 compared to the same period in 2008, resulted primarily from our efforts to reduce operating expenses, such as headcount costs and administrative costs, in this difficult economic environment. We continue to look at cost efficiencies in our operating cost base.

Direct operating costs decreased for the radio segment in the three-month period ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily due to non-renewal of the Mariners Agreement in 2008, as well as decreased compensation-related costs associated with news and programming.

Direct operating costs increased at Fisher Plaza in the three-month period ended March 31, 2009 as compared to the same period in 2008, primarily due to higher repair and maintenance expenses.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and the Seattle-based radio stations recognize facilities-related expenses as selling, general and administrative expenses, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in the television segment in the three-month period ended March 31, 2009 compared to the same period in 2008, was primarily due to reduced compensation and marketing costs, due to reduced headcount and administrative costs. The 2009 results also reflect the benefit related to the amortization of the liability recorded upon the termination of our national advertising representation agreement.

The decrease in selling, general and administrative expenses in our radio segment in the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to the non-renewal of the Mariners Agreement in 2008, as well as decreased compensation and marketing costs.

Selling, general and administrative expenses decreased at Fisher Plaza in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to reduced tenant marketing expenses for Fisher Plaza.

Our corporate selling, general and administrative expenses increased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to increased compensation costs, legal fees related to agreement negotiations and shareholder activity, and professional fees, related to additional tax consulting work completed in the quarter.

Amortization of program rights

Amortization of program rights for the television segment increased in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to programming costs incurred for our two Bakersfield, California stations, which was partially offset by the renewal of several syndicated television programming contracts at reduced rates.

Amortization of program rights for the radio segment in the three-month period ended March 31, 2008 was related to the Mariners Agreement.

Depreciation and amortization

Depreciation and amortization for the television segment increased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to investments in upgrading our broadcasting equipment at KOMO and KATU.

Depreciation and amortization for the radio and Fisher Plaza segments decreased in the three-month period ended March 31, 2009 compared to the same period in 2008, as certain assets have become fully depreciated.

Corporate depreciation and amortization increased in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to asset additions associated with information technology infrastructure upgrades.

Other income, net

Other income, net, consists primarily of interest income for the three-month period ended March 31, 2009 and of interest and dividend income for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2008 dividends of $921,000 were received on our previously-owned shares of Safeco Corporation.

Gain on extinguishment of senior notes

In the three-month period ended March 31, 2009, we repurchased $15.15 million aggregate principal amount of Senior Notes, at an average price of $861.40 per $1,000 principal amount. The total consideration for the repurchase was $13.05 million in cash plus accrued interest of $498,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $308,000, resulting in a net gain of $1.8 million

Interest expense, net

Interest expense, net, consists primarily of interest on the Senior Notes and amortization of the related loan fees, as well as interest during the three-month period ended March 31, 2008 on outstanding borrowings under our former $20 million revolving credit facility. Interest expense in the three-month period ended March 31, 2009 decreased from the same period in 2008, primarily due to the repayment of $15.15 million aggregate principal amount of Senior Notes in the most recent quarter. Additionally, $8.0 million was outstanding under our revolving credit facility as of March 31, 2008. We terminated the revolving credit facility in December 2008.

Provision for federal and state income taxes

Our effective tax increased to 35.0% in 2009 from 21.6% in 2008 primarily due to a decrease in permanent differences. In 2008, the permanent differences that reduced the effective tax rate were due to the related dividends deduction on the dividends on our previously owned shares of Safeco common stock. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non recurring items, including federal or state tax audit adjustments. As required by accounting rules for interim financial reporting, we record our income tax provision or benefit based upon our estimated annual effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, a 100% valuation allowance has been established for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Loss from discontinued operations, net of income taxes

The loss from discontinued operations for the three-month period ended March 31, 2008 was related to the operations of Pegasus News, Inc., a local news service, specializing in providing personalized online local news, information and advertising in Dallas, Texas, and is presented net of income taxes. See Note 7 to our condensed consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash from operating activities and our cash, cash equivalents and short-term investments. Our net cash from operating activities is sensitive to many factors, including changes in working capital, and the timing of cash receipts and payments and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables, capital expenditures, the timing of cash receipts and payments. We currently intend to finance working capital, debt service and capital expenditures primarily through operating activities.

The extensive weakening of the U.S. economy and tightening investment and credit markets has had a significant impact on advertising spending by our customers in various categories. If the current challenging general economic conditions continue, we believe that our revenue, cash flow from operations and net income will continue to be negatively impacted and may continue to decline from historical levels.

We expect cash flows from operations and our cash, cash equivalents and short-term investments to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next twelve months.

Capital Resources

Cash, cash equivalents and short-term investments were approximately $70.9 million as of March 31, 2009 compared to $91.5 million as of December 31, 2008. The decrease was primarily due to the repurchase of Senior Notes for $13.05 million and the use of cash for operations during the three-month period ended March 31, 2009.

In December 2008, we terminated our $20.0 million senior credit facility. The credit facility was collateralized by substantially all of our assets (excluding certain real property). In the future, we may obtain a replacement facility depending on market conditions and our current needs.

As of December 31, 2008 we had outstanding $150 million aggregate principal amount of Senior Notes. See “Description of Indebtedness” below. In the first quarter of 2009, we repurchased $15.15 million aggregate principal amount of Senior Notes for total consideration of $13.05 million in cash plus accrued interest of $0.5 million. In April 2009, we repurchased an additional $10.0 million aggregate principal amount of Senior Notes for total consideration of $8.9 million in cash plus accrued interest of $72,000. We may repurchase additional Senior Notes during the remainder of 2009 using cash on hand.

Net cash used in operating activities

Net cash used in operating activities in the three-month period ended March 31, 2009 was $4.5 million, compared to cash used in operating activities of $6.9 million in the three-month period ended March 31, 2008. Net cash used in operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation, and deferred income tax, further adjusted for the changes in operating assets and liabilities. Additionally, in the three-month period ended March 31, 2009, we recognized a non-cash gain of approximately $1.8 million on the extinguishment of $15.15 million aggregate principal amount of Senior Notes.

Net cash provided by (used in) investing activities

Net cash provided by investing activities in the three-month period ended March 31, 2009 was $46.6 million, compared to net cash used in investing activities of $1.2 million in the three-month period ended March 31, 2008. During the first quarter of 2009, cash flows provided by investing activities consisted primarily of proceeds of $50.0 million from the redemption of commercial paper, offset by $3.4 million in purchases of property, plant and equipment. During 2008, cash flows used in investing activities consisted primarily of a decrease in restricted cash of $52.4 million, offset by $52.4 million for the purchase of television stations and $1.3 million in purchases of property, plant and equipment.

Net cash provided by (used in) financing activities

Net cash used in financing activities in the three-month period ended March 31, 2009 was $13.1 million, primarily due to the retirement of $15.15 million aggregate principal amount of Senior Notes. Net cash provided by financing activities in the three-month period ended March 31, 2008 was $8.0 million, primarily due to borrowings under our former senior credit facility.

Description of Indebtedness

As of March 31, 2009, we had $134.9 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year.

Our Senior Notes indenture contains provisions that limit our ability to distribute proceeds from asset sales, which includes the proceeds from the sale of our previously owned shares of Safeco Corporation common stock. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds (the “Excess Proceeds”). Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We expect that we will have used all of the proceeds from the sale of our previously owned Safeco shares for qualifying purposes and therefore will not have any Excess Proceeds that would require us to offer to repurchase Senior Notes.

We are subject to various debt covenants and other restrictions under the Senior Notes indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at March 31, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding and investing activities.

Interest Rate Exposure

As of March 31, 2009 and December 31, 2008, all of our debt was at a fixed rate and totaled $134.9 million and $150.0 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2009 was $118.0 million, which was approximately $16.9 million less than its carrying value. The estimated fair value of our long-term debt at December 31, 2008 was approximately $123.0 million, which was approximately $27.0 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2009, amounted to $5.8 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.

Our short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year, and we have classified our short-term investments as held-to-maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. Commercial paper prices are susceptible to changes in market interest rates. However, the relatively short-term nature of our commercial paper minimizes interest rate risk. Because our short-term investments are classified as held-to-maturity and carried at amortized cost, fluctuations in market interest rates do not affect the carrying value or interest income recognized. Due to the short duration and nature of these instruments, we do not believe that we have a significant exposure to interest rate risk related to our short-term investments. As of March 31, 2009 and December 31, 2008, our short-term investment carrying value of $10.0 million and $59.7 million, respectively, approximated fair value. Fair values for these instruments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.

Marketable Securities Exposure

In 2008 we sold our remaining 2.3 million shares of Safeco Corporation common stock. Our investment in Safeco represented nearly all of our investments in marketable securities. Accordingly, our exposure to market risk in the area of securities prices was not significant as of March 31, 2009 or December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In management’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

At March 31, 2009, we updated the risk factors in our 2008 Annual Report on Form 10-K as described below.

Continued difficulties in the automotive, retail and other key advertising categories could materially affect our results and common stock.

A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors. Continued difficulties, including bankruptcies, in these and other key industries, are expected to adversely affect advertising spending. This reduction in spending could materially and adversely affect our results of operations and cash flows, and value of our common stock.

If we are unable to resolve our ongoing dispute with DISH Network and secure the carriage of our television stations’ signals over the DISH Network, our television stations may not be able to compete effectively, and our business and financial results may continue to be adversely affected.

Our retransmission consent agreement with the direct-to-home satellite operator, DISH Network, expired on December 17, 2008. As a result, our television stations have not been carried by DISH Network since December 2008. We continue to be in talks with DISH Network to reach an agreement that will allow our stations to return to DISH Network. However, there can be no assurance as to the timing or terms of any such agreement or whether, in fact, an agreement will be reached. Until we reach an agreement with DISH Network, our business and financial results may continue to be adversely affected, possibly materially.

Unfavorable resolution of tax return and positions could adversely affect our tax expense and our results of operations, cash flows and financial condition.

Our tax returns and positions are subject to review and audit by federal, state, and local taxing authorities. The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS is currently conducting a field examination of the Company’s 2006 and 2007 U.S. tax returns. An unfavorable outcome to the ongoing U.S. tax audit or any other tax audit could result in higher tax costs and payments, thereby negatively impacting our results of operations and cash flows. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments. Such a resolution could also materially affect our effective tax rate for future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1+	2009 Salary Reduction Letter from Colleen B. Brown, dated February 27, 2009 (filed herewith).

10.2+	2009 Salary Reduction Letter from Joseph L. Lovejoy, dated March 9, 2009 (filed herewith).

10.3+	2009 Salary Reduction Letter from Robert I. Dunlop, dated February 27, 2009 (filed herewith).

10.4+	Fisher Communications, Inc. 2009 Management Short-Term Incentive Plan, as amended (filed herewith).

10.5+	Fisher Communications, Inc. 2008 Equity Incentive Plan, Amended as Restated as of March 10, 2009 (filed herewith).

10.6*	Letter Agreement, dated March 20, 2009, by and between Fisher Communications, Inc. and GAMCO Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Fork 8-K filed on March 26, 2009 (File No. 000-22439)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: May 11, 2009	/s/ Joseph L. Lovejoy
Joseph L. Lovejoy Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	2009 Salary Reduction Letter from Colleen B. Brown, dated February 27, 2009 (filed herewith).

10.2+	2009 Salary Reduction Letter from Joseph L. Lovejoy, dated March 9, 2009 (filed herewith).

10.3+	2009 Salary Reduction Letter from Robert I. Dunlop, dated February 27, 2009 (filed herewith).

10.4+	Fisher Communications, Inc. 2009 Management Short-Term Incentive Plan, as amended (filed herewith).

10.5+	Fisher Communications, Inc. 2008 Equity Incentive Plan, Amended as Restated as of March 10, 2009 (filed herewith).

10.6*	Letter Agreement, dated March 20, 2009, by and between Fisher Communications, Inc. and GAMCO Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Fork 8-K filed on March 26, 2009 (File No. 000-22439)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement