Form 10-Q
period 2009-06-30
FISHER COMMUNICATIONS INC
filed 2009-08-07
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Common Stock, $1.25 par value, outstanding as of August 4, 2009: 8,754,040

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements are presented for the Registrant, Fisher Communications, Inc., and its subsidiaries.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
(in thousands, except per-share amounts)	2009	2008	2009	2008
Revenue	$60,496	$83,749	$31,983	$45,694

Operating expenses
Direct operating costs	31,678	35,090	15,850	17,729
Selling, general and administrative expenses	24,954	35,189	12,514	21,332
Amortization of program rights	4,577	9,461	2,281	7,015
Depreciation and amortization	6,723	6,213	3,391	3,104

	67,932	85,953	34,036	49,180

Loss from operations	(7,436)	(2,204)	(2,053)	(3,486)
Gain on extinguishment of senior notes, net	2,965	—	1,173	—
Other income, net	829	105,762	535	104,732
Interest expense	(6,203)	(6,902)	(2,938)	(3,544)

Income (loss) from continuing operations before income taxes	(9,845)	96,656	(3,283)	97,702
Provision (benefit) for income taxes	(3,446)	33,546	(1,149)	33,772

Income (loss) from continuing operations	(6,399)	63,110	(2,134)	63,930
Loss from discontinued operations, net of income taxes	—	(502)	—	(256)

Net income (loss)	$(6,399)	$62,608	$(2,134)	$63,674

Income (loss) per share:
From continuing operations	$(0.73)	$7.23	$(0.24)	$7.32
From discontinued operations	—	(0.06)	—	(0.03)

Basic and diluted net income (loss) per share	$(0.73)	$7.17	$(0.24)	$7.29

Income (loss) per share assuming dilution:
From continuing operations	$(0.73)	$7.23	$(0.24)	$7.32
From discontinued operations	—	(0.06)	—	(0.03)

Net income (loss) per share assuming dilution	$(0.73)	$7.17	$(0.24)	$7.29

Weighted average shares outstanding	8,772	8,730	8,774	8,731

Weighted average shares outstanding assuming dilution	8,772	8,732	8,774	8,735

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(unaudited)
(in thousands)	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$58,467	$31,835
Short-term investments	—	59,697
Receivables, net	22,116	26,044
Income taxes receivable	6,353	2,763
Deferred income taxes	1,763	1,763
Prepaid expenses and other assets	2,173	2,200
Television and radio broadcast rights	1,558	6,106

Total current assets	92,430	130,408
Cash value of life insurance and retirement deposits	17,758	17,425
Goodwill	13,293	13,293
Intangible assets	40,897	41,015
Other assets	6,045	6,955
Deferred income taxes	13,537	13,757
Property, plant and equipment, net	148,843	148,440

Total Assets	$332,803	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$3,572	$4,339
Accrued payroll and related benefits	6,254	4,301
Interest payable	3,237	3,773
Television and radio broadcast rights payable	1,573	6,124
Current portion of accrued retirement benefits	1,254	1,254
Other current liabilities	6,169	5,712

Total current liabilities	22,059	25,503
Long-term debt	122,050	150,000
Accrued retirement benefits	19,415	19,439
Other liabilities	10,395	11,607

Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,754,040 in 2009 and 8,737,281 in 2008	10,943	10,922
Capital in excess of par	11,578	11,140
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized loss on marketable securities	(124)	(158)
Accumulated loss	(2,518)	(2,545)
Prior service cost	(159)	(178)
Retained earnings	139,164	145,563

Total Stockholders’ Equity	158,884	164,744

Total Liabilities and Stockholders’ Equity	$332,803	$371,293

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net income (loss)	$(6,399)	$62,608
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	6,723	6,253
Deferred income taxes	203	74
Amortization of deferred financing fees	247	316
Amortization of broadcast rights	4,577	9,461
Gain on extinguishment of senior notes, net	(2,965)	—
Payments for broadcast rights	(4,593)	(9,588)
Amortization of short-term investment discount	(303)	—
Gain on sale of marketable securities	—	(103,621)
Net non-cash contract termination fee	—	4,990
Amortization of non-cash contract termination fee	(731)	(533)
Equity in operations of equity investees	73	(1)
Stock-based compensation	495	426
Other	63	182
Change in operating assets and liabilities
Receivables	3,928	(3,062)
Prepaid expenses and other current assets	27	(618)
Cash value of life insurance and retirement deposits	(333)	(413)
Other assets	92	1,005
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(648)	818
Income taxes receivable and payable	(3,591)	16,253
Accrued retirement benefits	(23)	11
Other liabilities	(384)	(483)

Net cash used in operating activities	(3,542)	(15,922)

Cash flows from investing activities
Purchases of marketable securities	—	(56)
Proceeds from sale of marketable securities	—	89,845
Purchase of television stations	—	(52,365)
Decrease in restricted cash	—	52,365
Redemption of short-term investments	60,000	—
Purchase of property, plant and equipment	(5,322)	(5,436)

Net cash provided by investing activities	54,678	84,353

Cash flows from financing activities
Borrowings under borrowing agreements	—	14,000
Payments on borrowing agreements	—	(14,000)
Repurchase of senior notes	(24,428)	—
Payments on capital lease obligations	(76)	(70)

Net cash used in financing activities	(24,504)	(70)

Net increase in cash and cash equivalents	26,632	68,361
Cash and cash equivalents, beginning of period	31,835	6,510

Cash and cash equivalents, end of period	$58,467	$74,871

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$(6,399)	$62,608	$(2,134)	$63,674

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	51	26,491	88	53,722
Effect of income taxes	(17)	(9,272)	(30)	(18,803)

Accumulated loss	41	27	20	14
Effect of income taxes	(14)	(9)	(7)	(5)

Prior service cost	30	24	15	12
Effect of income taxes	(11)	(8)	(6)	(4)

Reclassification adjustment for (gains) losses included in net income (loss)	—	(103,611)	—	(103,622)
Effect of income taxes	—	36,264	—	36,268

Other comprehensive income (loss)	80	(50,094)	80	(32,418)

Comprehensive income (loss)	$(6,319)	$12,514	$(2,054)	$31,256

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The condensed consolidated financial statements include the accounts of Fisher Communications, Inc and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior year to conform to the current year presentation.

Variable interest entities The Company may enter into Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and sell advertising on the station. Nevertheless, the owner-operator retains control and responsibility for the operation of the station. Generally, the Company’s rights to provide programming and sell advertising continues until the termination of such agreement. As a result of these agreements, the Company may determine the station is a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, and the Company is the primary beneficiary of the variable interest. This typically occurs if the Company has an agreement to acquire all stations or assets in the legal entity, there is significant certainty regarding the Company’s intention to acquire the station and the conditions to close are considered to be perfunctory.

Reclassifications The results of operations of Pegasus News, Inc., which the Company sold on December 31, 2008, have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2008, have been presented as continuing operations. See Note 8 to the condensed consolidated financial statements for further information. The reclassifications had no effect on net income (loss), shareholders’ equity or cash flows from operating, investing or financing activities.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in the Company’s 2008 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s 2008 Form 10-K, that are of significance, or potential significance, to the Company.

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS 141(R). Under SFAS 141(R), an entity that completes a business combination is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For the Company, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS No. 109, Accounting for Income Taxes. The adoption of SFAS 141(R) did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through August 7, 2009, the date of issuance of our consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an impact on the Company’s consolidated results of operations or financial condition.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of June 30, 2009 and December 31, 2008, the reported fair value of marketable securities, using Level 1 inputs, was $835,000 and $769,000, respectively. Marketable securities are included in other assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2009 and December 31, 2008, all of the Company’s debt was at a fixed rate and totaled $122.1 million and $150.0 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at June 30, 2009 and December 31, 2008 was $108.0 million and $123.0 million, respectively, Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	June 30, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(378)	3,182	3,560	(260)	3,300

Total intangible assets	$41,275	$(378)	$40,897	$41,275	$(260)	$41,015

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2009 was $59,000 and $118,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2008 was $65,000 and $130,000, respectively. An additional $17,000 and $34,000 of amortization expense is included in discontinued operations for the three and six months ended June 30, 2008, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2009 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2009	$118
2010	236
2011	236
2012	236
2013	236
2014	236
Thereafter	1,884

$3,182

5. Local Marketing Agreement

In May 2009, the Company entered into a three year LMA with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO NewsRadio programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. This LMA does not meet the criteria for consolidation. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

6. Short-Term Investments

The Company’s short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. During the quarter ended June 30, 2009, the Company redeemed the entire principal upon maturity of its remaining investment in commercial paper.

7. Extinguishment of Senior Notes

During the three months ended June 30, 2009, the Company repurchased $12.8 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”), at an average price of $888.91 per $1,000 principal amount. The total consideration for the repurchase was $11.4 million in cash plus accrued interest of $139,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $249,000, resulting in a net gain of approximately $1.2 million. During the six months ended June 30, 2009, the Company repurchased $28.0 million of aggregate principal amount of its Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. The Company recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of Senior Notes for the six months ended June 30, 2009. The gain is presented as “Gain on extinguishment of senior notes, net” in the Company’s condensed consolidated statement of operations.

8. Discontinued Operations

During the fourth quarter of 2008, the Company determined that, in view of the uncertainty surrounding the timing or probability of a sale of five radio stations in Montana, the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, necessary to classify the radio stations as discontinued operations were no longer met. As a result, the assets and liabilities of the five stations have been classified as held for use in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the results of operations of the five stations have been classified as continuing operations in the Company’s condensed consolidated statements of operations for all periods presented.

On December 31, 2008, the Company sold Pegasus News, Inc. (“Pegasus”), a local news service specializing in providing personalized online local news, information and advertising in Dallas, Texas. Net proceeds of the sale were $1.5 million. As consideration for the sale, the buyer paid the Company $1.5 million in cash and granted the Company and its affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in its existing television and radio markets to deliver personalized online local news, information and advertising. In accordance with SFAS 144, the Company has reported the results of operations of Pegasus as discontinued operations in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2008. The operations of Pegasus were previously included in the Company’s television segment.

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

	Six months ended June 30, 2008	Three months ended June 30, 2008
Revenue	$77	$51
Loss from discontinued operations before income taxes	(770)	(393)
Provision (benefit) for income taxes	(268)	(137)

Loss from discontinued operations	$(502)	$(256)

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

As of June 30, 2009, the Company had commitments under various agreements of $34.3 million for future rights to broadcast television programs and rights to sell available advertising time on a third party radio station through 2013.

10. Retirement Benefits

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Interest cost	$542	$550	$271	$275
Amortization of loss	57	30	28	15

Net periodic pension cost	$599	$580	$299	$290

The discount rate used to determine net periodic pension cost was 5.5% and 5.88% for both the three and six month period ended June 30, 2009 and 2008, respectively.

11. Income (loss) per share

Net income (loss) per share is based upon the weighted average number of shares outstanding during the period. Net income (loss) per share assuming dilution is based upon the weighted average number of shares and share equivalents outstanding, including the potentially dilutive impact of stock options and restricted stock rights/units issued under the Company’s incentive plans. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Income (loss) from continuing operations	$(6,399)	$63,110	$(2,134)	$63,930
Loss from discontinued operations, net of income taxes	—	(502)	—	(256)

Net income (loss)	$(6,399)	$62,608	$(2,134)	$63,674

Weighted average shares outstanding - basic	8,772	8,730	8,750	8,731
Weighted effect of dilutive options and rights	—	2	—	4

Weighted average shares outstanding assuming dilution	8,772	8,732	8,750	8,735

Income (loss) per share:
From continuing operations	$(0.73)	$7.23	$(0.24)	$7.32
From discontinued operations	—	(0.06)	—	(0.03)

Net income (loss) per share	$(0.73)	$7.17	$(0.24)	$7.29

Income (loss) per share assuming dilution:
From continuing operations	$(0.73)	$7.23	$(0.24)	$7.32
From discontinued operations	—	(0.06)	—	(0.03)

Net income (loss) per share assuming dilution	$(0.73)	$7.17	$(0.24)	$7.29

For the three and six months ended June 30, 2009, due to the net loss the effect of 99,394 restricted stock rights/units and options to purchase 273,921 shares are excluded from the calculation of weighted average shares outstanding, because such rights/units and options were anti-dilutive. For the three and six months ended June 30, 2008, the effect of options to purchase 257,465 shares are excluded from the calculation of weighted average shares outstanding, because such rights/units and options were anti-dilutive.

12. Stock-Based Compensation

The Company records stock-based compensation expense related to stock-based awards under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Stock-based compensation expense for the three and six months ended June 30, 2009 was $196,000 and $495,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2008 was $261,000 and $426,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

13. Income Taxes

The Company records its income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 35% for the six months ended June 30, 2009 and 2008.

The IRS completed a field examination of the Company’s 2003, 2004 and 2005 U.S. tax returns during March 2008, and the Company paid $68,000 pursuant to a final notice of settlement. The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision and recognizes interest related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. The Internal Revenue Service (“IRS”) has completed the field examination of the Company’s 2006 and 2007 U.S. tax returns. The Company recognized interest expense in the amount of $79,000 and $0 related to uncertain tax positions for the six months ended June 30, 2009 and 2008, respectively. In addition, the Company reclassified $860,000 from deferred tax liability to taxes payable during the six months ended June 30, 2009. As of June 30, 2008 and December 31, 2008, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

14. Segment Information

The Company reports financial data for three segments: television, radio, and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of the Company’s eight radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments based on actual expenditures incurred or based on a pro-rata basis of actual costs. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices, and third-party tenants.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus from continuing operations to discontinued operations, and the results of the five remaining small-market radio stations from discontinued operations to continuing operations. See Note 8 for further information. These reclassifications have no effect on the previously reported net income (loss).

Revenue for each segment is as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Television	$43,004	$58,808	$22,721	$30,899
Radio	10,797	18,478	5,909	11,603
Fisher Plaza	6,778	6,505	3,436	3,192
Corporate and eliminations	(83)	(42)	(83)	—

	$60,496	$83,749	$31,983	$45,694

For both the three and six months ended June 30, 2009, inter-segment sales amounted to $83,000 relating primarily to inter-segment revenue between television and radio. For the three and six months ended June 30, 2008, inter-segment sales amounted to $0 and $42,000, respectively, relating primarily to telecommunications fees charged from Fisher Plaza.

Income (loss) from continuing operations for each segment is as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Television	$(5,771)	$2,697	$(2,178)	$152
Radio	857	(1,807)	931	(1,434)
Fisher Plaza	3,168	2,699	1,659	1,285
Corporate and eliminations	(5,690)	(5,793)	(2,465)	(3,489)

Total segment loss from continuing operations	(7,436)	(2,204)	(2,053)	(3,486)
Gain on extinguishment of senior notes	2,965	—	1,173	—
Other income, net	829	105,762	535	104,732
Interest expense	(6,203)	(6,902)	(2,938)	(3,544)

Consolidated income (loss) from continuing operations before income taxes	$(9,845)	$96,656	$(3,283)	$97,702

Total identifiable assets for each segment are as follows (in thousands):

	June 30, 2009	December 31, 2008
Television	$142,200	$125,633
Radio	15,461	16,838
Fisher Plaza	110,311	112,683
Corporate and eliminations	64,831	116,139

	$332,803	$371,293

Identifiable assets by segment are those assets used in the operations of each segment. Corporate assets include approximately $22.8 million of cash and cash equivalents, short-term investments as of June 30, 2009 ($90.8 million as of December 31, 2008), cash value of life insurance and retirement deposits and deferred income taxes.

15. Financial Information for Guarantors

As of June 30, 2009, the Company had $122.1 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.

Presented below are condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. Also presented are the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three Months Ended June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$31,983	$—	$31,983
Operating expenses
Direct operating costs	108	15,692	50	15,850
Selling, general and administrative expenses	2,097	10,467	(50)	12,514
Amortization of program rights	—	2,281	—	2,281
Depreciation and amortization	401	2,990	—	3,391

	2,606	31,430	—	34,036

Income (loss) from operations	(2,606)	553	—	(2,053)
Gain on extinguishment of senior notes, net	1,173	—	—	1,173
Other income, net	382	153	—	535
Equity in income of subsidiaries	464	—	(464)	—
Interest expense	(2,918)	(20)	—	(2,938)

Income (loss) before income taxes	(3,505)	686	(464)	(3,283)
Provision (benefit) for income taxes	(1,371)	222	—	(1,149)

Net income (loss)	$(2,134)	$464	$(464)	$(2,134)

Financial Information for Guarantors Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2009
(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$60,496	$—	$60,496
Operating expenses
Direct operating costs	211	31,366	101	31,678
Selling, general and administrative expenses	5,003	20,052	(101)	24,954
Amortization of program rights	—	4,577	—	4,577
Depreciation and amortization	751	5,972	—	6,723

	5,965	61,967	—	67,932

Loss from operations	(5,965)	(1,471)	—	(7,436)
Gain on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	684	145	—	829
Equity in income of subsidiaries	(911)	—	911	—
Interest expense	(6,163)	(40)	—	(6,203)

Income (loss) before income taxes	(9,390)	(1,366)	911	(9,845)
Benefit for income taxes	(2,991)	(455)	—	(3,446)

Net income (loss)	$(6,399)	$(911)	$911	$(6,399)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three Months Ended June 30, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$45,694	$—	$45,694
Operating expenses
Direct operating costs	77	17,598	54	17,729
Selling, general and administrative expenses	4,287	17,099	(54)	21,332
Amortization of program rights	—	7,015	—	7,015
Depreciation and amortization	232	2,872	—	3,104

	4,596	44,584	—	49,180

Income (loss) from operations	(4,596)	1,110	—	(3,486)
Other income, net	104,675	57	—	104,732
Equity in income of subsidiaries	417	—	(417)	—
Interest expense	(3,522)	(22)	—	(3,544)

Income before income taxes	96,974	1,145	(417)	97,702
Provision for income taxes	33,300	472	—	33,772

Income (loss) from continuing operations	63,674	673	(417)	63,930
Loss from discontinued operations, net of income taxes	—	(256)	—	(256)

Net income (loss)	$63,674	$417	$(417)	$63,674

Financial Information for Guarantors Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2008
(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$83,755	$(6)	$83,749
Operating expenses
Direct operating costs	147	34,846	97	35,090
Selling, general and administrative expenses	6,780	28,512	(103)	35,189
Amortization of program rights	—	9,461	—	9,461
Depreciation and amortization	463	5,750	—	6,213

	7,390	78,569	(6)	85,953

Income (loss) from operations	(7,390)	5,186	—	(2,204)
Other income, net	105,712	50	—	105,762
Equity in income of subsidiaries	2,713	—	(2,713)	—
Interest expense	(6,857)	(45)	—	(6,902)

Income (loss) before income taxes	94,178	5,191	(2,713)	96,656
Provision for income taxes	31,570	1,976	—	33,546

Income (loss) from continuing operations	62,608	3,215	(2,713)	63,110
Loss from discontinued operations, net of income taxes	—	(502)	—	(502)

Net income (loss)	$62,608	$2,713	$(2,713)	$62,608

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$22,823	$35,644	$—	$58,467
Receivables, net	6	22,110	—	22,116
Due from affiliate	15,327	19,673	(35,000)	—
Income taxes receivable	5,340	1,013	—	6,353
Deferred income taxes	521	1,242	—	1,763
Prepaid expenses and other assets	712	1,461	—	2,173
Television and radio broadcast rights	—	1,558	—	1,558

Total current assets	44,729	82,701	(35,000)	92,430
Cash value of life insurance and retirement deposits	17,758	—	—	17,758
Goodwill	—	13,293	—	13,293
Intangible assets	—	40,897	—	40,897
Other assets	2,319	3,726	—	6,045
Deferred income taxes	8,419	5,118	—	13,537
Investment in consolidated subsidiaries	230,246	—	(230,246)	—
Property, plant and equipment, net	3,376	145,467	—	148,843

Total Assets	$306,847	$291,202	$(265,246)	$332,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$112	$3,460	$—	$3,572
Accrued payroll and related benefits	610	5,644	—	6,254
Interest payable	3,237	—	—	3,237
Television and radio broadcast rights payable	—	1,573	—	1,573
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	969	5,200	—	6,169

Total current liabilities	6,182	15,877	—	22,059
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	19,415	—	—	19,415
Other liabilities	316	10,079	—	10,395

Stockholders’ Equity
Common stock	10,943	1,131	(1,131)	10,943
Capital in excess of par	11,578	199,234	(199,234)	11,578
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	(124)	(124)	124	(124)
Accumulated loss	(2,518)	—	—	(2,518)
Prior service cost	(159)	—	—	(159)
Retained earnings	139,164	65,005	(65,005)	139,164

Total Stockholders’ Equity	158,884	265,246	(265,246)	158,884

Total Liabilities and Stockholders’ Equity	$306,847	$291,202	$(265,246)	$332,803

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$31,141	$694	$—	$31,835
Short-term investments	59,697	—	—	59,697
Receivables, net	—	26,044	—	26,044
Due from affiliate	—	14,473	(14,473)	—
Income taxes receivable	2,462	301	—	2,763
Deferred income taxes	520	1,243	—	1,763
Prepaid expenses and other assets	176	2,024	—	2,200
Television and radio broadcast rights	—	6,106	—	6,106

Total current assets	93,996	50,885	(14,473)	130,408
Cash value of life insurance and retirement deposits	17,425	—	—	17,425
Goodwill	—	13,293	—	13,293
Intangible assets	—	41,015	—	41,015
Other assets	3,123	3,832	—	6,955
Deferred income taxes	8,622	5,135	—	13,757
Investment in consolidated subsidiaries	231,282	—	(231,282)	—
Property, plant and equipment, net	2,908	145,532	—	148,440

Total Assets	$357,356	$259,692	$(245,755)	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,002	$3,337	$—	$4,339
Due to affiliate	14,473	—	(14,473)	—
Accrued payroll and related benefits	499	3,802	—	4,301
Interest payable	3,773	—	—	3,773
Television and radio broadcast rights payable	—	6,124	—	6,124
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	1,855	3,857	—	5,712

Total current liabilities	22,856	17,120	(14,473)	25,503
Long-term debt	150,000	—	—	150,000
Accrued retirement benefits	19,439	—	—	19,439
Other liabilities	317	11,290	—	11,607

Stockholders’ Equity
Common stock	10,922	1,131	(1,131)	10,922
Capital in excess of par	11,140	164,234	(164,234)	11,140
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	(158)	—	—	(158)
Accumulated loss	(2,545)	—	—	(2,545)
Prior service cost	(178)	—	—	(178)
Retained earnings	145,563	65,917	(65,917)	145,563

Total Stockholders’ Equity	164,744	231,282	(231,282)	164,744

Total Liabilities and Stockholders’ Equity	$357,356	$259,692	$(245,755)	$371,293

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash used in operating activities	$(7,938)	$4,396	$—	$(3,542)

Cash flows from investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Redemption of short-term investments	60,000	—	—	60,000
Purchase of property, plant and equipment	(952)	(4,370)	—	(5,322)

Net cash provided by (used in) investing activities	24,048	(4,370)	35,000	54,678

Cash flows from financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payment of capital lease obligation	—	(76)	—	(76)

Net cash used in financing activities	(24,428)	34,924	(35,000)	(24,504)

Net increase (decrease) in cash and cash equivalents	(8,318)	34,950	—	26,632
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$22,823	$35,644	$—	$58,467

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash used in operating activities	$(20,545)	$4,623	$—	$(15,922)

Cash flows from investing activities
Purchase of marketable securities	—	(56)	—	(56)
Proceeds from sale of marketable securities	89,735	110	—	89,845
Purchase of television stations	(52,365)	—	—	(52,365)
Decrease in restricted cash	52,365	—	—	52,365
Purchase of property, plant and equipment	(746)	(4,690)	—	(5,436)

Net cash provided by (used in) investing activities	88,989	(4,636)	—	84,353

Cash flows from financing activities
Borrowings under borrowing agreements	14,000	—	—	14,000
Payments under borrowing agreements	(14,000)	—	—	(14,000)
Payment of capital lease obligation	—	(70)	—	(70)

Net cash used in financing activities	—	(70)	—	(70)

Net increase (decrease) in cash and cash equivalents	68,444	(83)	—	68,361
Cash and cash equivalents, beginning of period	5,804	706	—	6,510

Cash and cash equivalents, end of period	$74,248	$623	$—	$74,871

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009, as supplemented by the “Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 11, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, or “our”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended June 30, 2009, compared with the corresponding periods in 2008.

Overview

We are a communications company. We own and operate 13 full power (including a 50%-owned television station) and seven low power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of unaffiliated companies

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission, network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those affecting the West Coast economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, account for approximately 60% of our television broadcasting revenue and are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), six of our television stations are affiliated with Univision, two of our television stations are affiliated with the ABC Television Network, one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are either simulcast or independent. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. As of June 30, 2009 approximately 96% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations” below.

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and six months ended June 30, 2009 and 2008.

Repurchase of Senior Notes During the three months ended June 30, 2009, we repurchased $12.8 million aggregate principal amount of our 8.625% senior notes due 2014 (“Senior Notes”), for total consideration of $11.4 million in cash plus accrued interest of $139,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $249,000, resulting in a net gain of approximately $1.2 million. During the six months ended June 30, 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of debt for the six months ended June 30, 2009. We did not repurchase any of our Senior Notes during the three and six months ended June 30, 2008.

Local Marketing Agreement In May 2009, we entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts our KOMO News Radio programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, we entered into an option agreement with South Sound, whereby we have the right to acquire the station until May 8, 2012. If we do not exercise the option prior to its expiration date, we are obligated to pay South Sound up to approximately $1.4 million. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Dividends on Safeco Corporation Common Stock During the three and six months ended June 30, 2008, we recorded dividends on our shares of Safeco Corporation common stock in the amount of $921,000 and $1.8 million, respectively. No dividend income was recorded in the three and six months ended June 30, 2009, as we sold our remaining Safeco shares in 2008.

Sale of Safeco Corporation Common Stock During the three months ended June 30, 2008, we sold approximately 1.5 million shares of Safeco Corporation common stock, which represented 67% of our total Safeco holdings, for total pre-tax proceeds of approximately $104.1 million. The pre-tax gain on sale of $103.6 million is included in other income, net for the three and six month periods ended June 30, 2008.

Expiration of Seattle Mariners Radio Rights Agreement In July 2008, we announced that we would not renew our radio rights agreement with the Seattle Mariners (the “Mariners Agreement”). Accordingly, the 2008 season was the final year of our commitments under the Mariners Agreement. Our results for the first six months of 2008 reflect $4.5 million of advertising revenue and $8.1 million of expenses related to the Mariners Agreement. No such advertising revenue or expenses are reflected in our results for the six months ended June 30, 2009.

Termination of National Advertising Representation Agreement In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by us. In the second quarter of 2008, we recognized a net non-cash charge of $5.0 million to selling, general and administrative expenses, and we are amortizing the related net liability as a non-cash benefit over the five-year term of the new agreement. We recognized a $366,000 and $731,000 benefit due to this amortization for the three and six months ended June 30, 2009, respectively.

Reclassifications The results of operations of Pegasus News, Inc. have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2008 to reflect our sale of Pegasus on December 31, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2008, have been presented as continuing operations. See Note 8 to the condensed consolidated financial statements. The reclassifications had no effect on net income (loss), shareholders’ equity or cash flows from operating, investing or financing activities.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenue, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for deferred tax assets, accounts receivables and broadcast rights, stock-based compensation expense, income tax provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Form 10-K for the year ended December 31, 2008 and elsewhere in this quarterly report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Form 10-K for the year ended December 31, 2008.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

Consolidated Results of Operations

We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of 20 owned and operated television stations (including a 50%-owned television station) and internet business. The radio segment includes the operations of three Seattle radio stations and five Montana radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments based on actual expenditures incurred or based on a pro-rata basis of actual costs. The Fisher Plaza segment consists of the operations of Fisher Plaza, a communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent, but do pay common-area maintenance expenses. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our Seattle-based television and radio operations.

The following table sets forth our results of operations for the three and six months ended June 30, 2009 and 2008, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

(dollars in thousands) (unaudited)	Six Months Ended June 30,		Variance		Three Months Ended June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Revenue
Television	$43,004	$58,808	$(15,804)	-27%	$22,721	$30,899	$(8,178)	-26%
Radio	10,797	18,478	(7,681)	-42%	5,909	11,603	(5,694)	-49%
Fisher Plaza	6,778	6,505	273	4%	3,436	3,192	244	8%
Corporate and eliminations	(83)	(42)	(41)	98%	(83)	—	(83)

Consolidated	60,496	83,749	(23,253)	-28%	31,983	45,694	(13,711)	-30%
Direct operating costs
Television	24,406	26,063	(1,657)	-6%	12,348	13,208	(860)	-7%
Radio	4,413	6,240	(1,827)	-29%	2,128	3,142	(1,014)	-32%
Fisher Plaza	1,867	1,774	93	5%	920	847	73	9%
Corporate and eliminations	992	1,013	(21)	-2%	454	532	(78)	-15%

Consolidated	31,678	35,090	(3,412)	-10%	15,850	17,729	(1,879)	-11%
Selling, general and administrative expenses
Television	15,453	22,093	(6,640)	-30%	8,087	13,544	(5,457)	-40%
Radio	5,155	8,114	(2,959)	-36%	2,676	4,652	(1,976)	-42%
Fisher Plaza	216	400	(184)	-46%	93	260	(167)	-64%
Corporate and eliminations	4,130	4,582	(452)	-10%	1,658	2,876	(1,218)	-42%

Consolidated	24,954	35,189	(10,235)	-29%	12,514	21,332	(8,818)	-41%
Amortization of program rights
Television	4,577	3,979	598	15%	2,281	1,988	293	15%
Radio	—	5,482	(5,482)	-100%	—	5,027	(5,027)	-100%
Fisher Plaza	—	—	—		—	—	—
Corporate and eliminations	—	—	—		—	—	—

Consolidated	4,577	9,461	(4,884)	-52%	2,281	7,015	(4,734)	-67%
Depreciation and amortization
Television	4,339	3,976	363	9%	2,183	2,007	176	9%
Radio	372	449	(77)	-17%	174	216	(42)	-19%
Fisher Plaza	1,527	1,632	(105)	-6%	764	800	(36)	-5%
Corporate and eliminations	485	156	329	211%	270	81	189	233%

Consolidated	6,723	6,213	510	8%	3,391	3,104	287	9%
Income (loss) from operations
Television	(5,771)	2,697	(8,468)		(2,178)	152	(2,330)
Radio	857	(1,807)	2,664		931	(1,434)	2,365
Fisher Plaza	3,168	2,699	469		1,659	1,285	374
Corporate and eliminations	(5,690)	(5,793)	103		(2,465)	(3,489)	1,024

Consolidated	(7,436)	(2,204)	(5,232)		(2,053)	(3,486)	1,433
Gain on extinguishment of senior notes	2,965	—	2,965		1,173	—	1,173
Other income, net	829	105,762	(104,933)		535	104,732	(104,197)
Interest expense	(6,203)	(6,902)	699		(2,938)	(3,544)	606

Income (loss) from continuing operations before income taxes	(9,845)	96,656	(106,501)		(3,283)	97,702	(100,985)
Provision (benefit) for income taxes	(3,446)	33,546	(36,992)		(1,149)	33,772	(34,921)

Income (loss) from continuing operations	(6,399)	63,110	(69,509)		(2,134)	63,930	(66,064)
Loss from discontinued operations, net of income taxes	—	(502)	502		—	(256)	256

Net income (loss)	$(6,399)	$62,608	(69,007)		$(2,134)	$63,674	(65,808)

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue

The current U.S. financial crisis and broader economic recession and the resulting sharp declines in advertising spending have negatively impacted our television and radio revenue for the three and six months ended June 30, 2009.

Automotive-related advertising, our largest advertising category, decreased 58% and 60% for the three and six months ended June 30, 2009 as compared to the same periods in 2008, respectively. Other similar major categories including, retailing (down 29% year-to-date) and professional services (down 24% year-to-date) have followed a consistent downward trend over the past year. This trend is primarily due to the current adverse condition of the automotive industry and the ongoing economic recession and resulting decline in the demand for advertising from these and other business categories. A continued pattern of deterioration in advertising revenue from these sources could materially and adversely affect our future results of operations.

Television revenue decreased in the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to sharp declines in local, national and political advertising spending in this broad economic recession and the absence of our stations from DISH Network (“DISH”) due to the expiration of our retransmission agreement with DISH in December 2008. Political advertising revenue decreased 89% and 90% for the three and six months ended June 2009 as compared to the same periods in 2008, respectively. The decrease in advertising spending was offset by an increase in retransmission revenue. The decrease in local advertising revenue was due to general economic pressure now impacting a number of local economies, including those on the West Coast, primarily in the home products, automobile, professional services and retail segments. The decrease in national advertising sales was due to the same general negative economic conditions, which have impacted most national advertising categories, particularly automotive spending.

Revenue from our ABC-affiliated stations decreased 30% and 31% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to reduced local and national advertising revenue given the ongoing economic recession, reduce political advertising revenue and the absence of our stations from DISH Network. Revenue from our CBS-affiliated stations decreased 23% for both the three and six months ended June 30, 2009, as compared to the same periods in 2008, also primarily due to reduced local and national advertising revenue given the ongoing recession and reduced political advertising revenue and the absence of our stations from DISH Network. Revenue from our Spanish-language television stations decreased 8% and 4% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to reduced local and national advertising revenue given the ongoing economic recession.

We completed negotiations for new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and the first half of 2009. As a result, retransmission revenue increased 6% and 22% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These increases exclude expected cable provider retransmission fees of approximately $2.0 million in the first half of 2009 that are attributable to retransmission agreements which remained unexecuted at June 30, 2009. In July 2009, we executed those cable provider retransmission agreements that remained unexecuted at June 30, 2009. For each of these contracts, we will record the retransmission fees for the period from January 1, 2009 through the date of contract execution as revenue during the third quarter of 2009. Additionally, on June 10, 2009, we executed a new multi-year retransmission agreement with DISH. As part of the agreement, we agreed to release all prior legal claims against DISH. Retransmission fees under the new DISH agreement began accruing as of the date of execution.

Radio revenue decreased 49% and 42% in the three and six months ended June 30, 2009, respectively compared to the same periods in 2008, primarily due to a decline in advertising revenue related to our non-renewal of the Mariners Agreement and decreased local, national and non-traditional advertising revenue resulting from the ongoing economic recession. Radio revenue for the three and six months ended June 30, 2008 included advertising revenue from the Mariners Agreement, which was not renewed for 2009.

The revenue increase at Fisher Plaza in the three and six months ended June 30, 2009 as compared to the same periods in 2008, was primarily due to increased rental revenue and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of June 30, 2009, approximately 96% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The decrease in direct operating costs for the television segment in the three and six months ended June 30, 2009 compared to the same periods in 2008, resulted primarily from our efforts to reduce operating expenses, such as headcount costs and administrative costs, in this difficult economic environment. We continue to look at cost efficiencies in our operating cost base.

Direct operating costs decreased for the radio segment in the three and six months ended June 30, 2009 as compared to the same periods in 2008. The decrease was primarily due to our non-renewal of the Mariners Agreement in 2008, as well as decreased compensation-related costs associated with news and programming.

Direct operating costs increased at Fisher Plaza in the three and six months ended June 30, 2009 as compared to the same periods in 2008, primarily due to higher repair costs.

The corporate and eliminations category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and our Seattle-based radio stations recognize facilities-related expenses as selling, general and administrative expenses, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in our television segment in the three and six months ended June 30, 2009 compared to the same periods in 2008, was primarily due to reduced marketing costs, compensation and administrative costs. These costs decreased primarily from our reduced headcount. Our 2009 results also reflect the benefit related to the amortization of the liability recorded upon the termination of our national advertising representation agreement.

The decrease in selling, general and administrative expenses in our radio segment in the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to our non-renewal of the Mariners Agreement in 2008, as well as decreased compensation and marketing costs.

Selling, general and administrative expenses decreased at Fisher Plaza in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to reduced tenant marketing expenses for Fisher Plaza.

Our corporate selling, general and administrative expenses decreased in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due primarily to decreased compensation and consulting costs.

Amortization of program rights

Amortization of program rights for our television segment increased in the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to programming costs incurred for our two Bakersfield, California stations, which were partially offset by the renewal of several syndicated television programming contracts at reduced rates.

Amortization of program rights for our radio segment in the three and six months ended June 30, 2008 was related to the Mariners Agreement.

Depreciation and amortization

Depreciation and amortization for our television segment increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to investments in upgrading our broadcasting equipment at KOMO and KATU.

Depreciation and amortization for our radio and Fisher Plaza segments decreased in the three and six months ended June 30, 2009 compared to the same periods in 2008, as certain assets have become fully depreciated.

Corporate depreciation and amortization increased in the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to asset additions associated with information technology infrastructure replacements.

Other income, net

Other income, net, consists primarily of interest income for the three and six months ended June 30, 2009 and of interest and Safeco Corporation dividend income for the three and months ended June 30, 2008. Other income, net for the three and six months ended June 30, 2008 also includes the proceeds of our June 2008 sale of 1.5 million shares of Safeco Corporation common stock, resulting in a pre-tax gain of $103.6 million.

Gain on extinguishment of senior notes, net

During the three months ended June 30, 2009, we repurchased $12.8 million aggregate principal amount of our Senior Notes, for total consideration of $11.4 million in cash plus accrued interest of $139,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $249,000, resulting in a net gain of approximately $1.2 million. During the six months ended June 30, 2009, we repurchased $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million.

Interest expense, net

Interest expense, net, consists primarily of interest on our Senior Notes and amortization of the related loan fees, as well as interest during the three and six months ended June 30, 2008 on outstanding borrowings under our former $20 million revolving credit facility. Interest expense in the three and six months ended June 30, 2009 decreased from the same periods in 2008, primarily due to our repurchase of Senior Notes during such periods. We terminated the revolving credit facility in December 2008.

Provision (benefit) for income taxes

Our effective tax was 35% for both 2009 and 2008 primarily due to a decrease in permanent differences. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we have established 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Loss from discontinued operations, net of income taxes

        The loss from discontinued operations for the three and six months ended June 30, 2008 was related to the operations of Pegasus News, Inc., a local news service, specializing in providing personalized online local news, information and advertising in Dallas, Texas, and is presented net of income taxes. See Note 8 to our condensed consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash from operating activities and our cash and cash equivalents. Our net cash from operating activities is sensitive to many factors, including changes in working capital, and the timing of cash receipts and payments and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables, capital expenditures and the timing of cash receipts and payments. We currently intend to finance our working capital, debt service and capital expenditures primarily through operating activities and cash on hand. Given the ongoing economic recession and its effect on the broadcasting industry and our business we are closely monitoring our capital spending plan and have reduced overall capital spending by postponing certain anticipated projects. We do not believe the postponement of these projects will have a material impact on revenue or our operations.

The current economic recession and tightening investment and credit markets have had a significant impact on advertising spending by our customers in various categories. If the current difficult general economic conditions continue, we believe that our revenue, cash flow from operations and net income will continue to be negatively impacted and may continue to decline.

On July 2, 2009, a small electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. The cause of the incident remains under investigation. We currently expect that the building will be on 100% city electricity later in August 2009 and that all final repairs will be completed in the fourth quarter of 2009. The building is currently being powered by city-provided electricity and building generators. Based on current information we do not expect the financial impact of the incident to be material to the Company.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and cash equivalents were approximately $58.5 million as of June 30, 2009 compared to cash, cash equivalents and short-term investments of $91.5 million as of December 31, 2008. The decrease was primarily due to the repurchase of our Senior Notes for $28.0 million and the use of cash for operations during the six month period ended June 30, 2009.

In December 2008, we terminated our $20.0 million revolving senior credit facility. The credit facility was collateralized by substantially all of our assets (excluding certain real property). In the future, we may obtain a replacement facility depending on market conditions and our current needs. Under our Senior Notes Indenture, we currently have the ability to incur up to $40 million of additional indebtedness. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on a ongoing basis.

As of December 31, 2008 we had outstanding $150 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. In the first half of 2009, we repurchased $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. As a result the aggregate principal amount of Senior Notes outstanding as of June 30, 2009 decreased to $122.1 million. We may repurchase additional Senior Notes during the remainder of 2009 using cash on hand.

Net cash used in operating activities

Net cash used in operating activities in the six months ended June 30, 2009 was $3.5 million compared to $15.9 million in the six months ended June 30, 2008. Net cash used in operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation, and deferred income tax, further adjusted for the changes in operating assets and liabilities. Additionally, in the six-month period ended June 30, 2009, we recognized a non-cash gain of approximately $3.0 million on the extinguishment of $28.0 million aggregate principal amount of Senior Notes.

Net cash provided by investing activities

Net cash provided by investing activities in the six months ended June 30, 2009 was $54.7 million compared to $84.4 million in the six months ended June 30, 2008. During the first half of 2009, cash flows provided by investing activities consisted primarily of proceeds of $60.0 million from the redemption of commercial paper, offset by $5.3 million in purchases of property, plant and equipment. During the six months ended June 30, 2008, cash flows provided by investing activities consisted primarily of proceeds from the sale of marketable securities of $89.8 million, a decrease in restricted cash of $52.4 million, offset by $52.4 million for the purchase of television stations and $5.4 million in purchases of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities in the six months ended June 30, 2009 was $24.5 million, primarily due to the retirement of $28.0 million aggregate principal amount of Senior Notes. Net cash used in financing activities in the six months ended June 30, 2008 was $70,000, consisting of payments on a capital lease obligation.

Description of Indebtedness

As of June 30, 2009, we had $122.1 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

Our Senior Notes indenture contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries.

We are subject to various debt covenants and other restrictions under the Senior Notes indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at June 30, 2009.

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

As of June 30, 2009 and December 31, 2008, all of our debt was at a fixed rate and totaled $122.1 million and $150.0 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2009 was $108.0 million, which was approximately $14 million less than its carrying value. The estimated fair value of our long-term debt at December 31, 2008 was approximately $123.0 million, which was approximately $27.0 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2009, amounted to $5.2 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact book value, operations or cash flows.

Our short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year, and we have classified our short-term investments as held-to-maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. Commercial paper prices are susceptible to changes in market interest rates. However, the relatively short-term nature of our commercial paper minimizes interest rate risk. Because our short-term investments are classified as held-to-maturity and carried at amortized cost, fluctuations in market interest rates do not affect the carrying value or interest income recognized. Due to the short duration and nature of these instruments, we do not believe that we have a significant exposure to interest rate risk related to our short-term investments. As of June 30, 2009 and December 31, 2008, our short-term investment carrying value of $0 and $59.7 million, respectively, approximated fair value. Fair values for these instruments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, as updated in our Quarterly Report on Form 10-Q for the first quarter of 2009filed with the Securities and Exchange Commission on May 11, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on April 28, 2009 and the voting results from the meeting are as follows:

The three nominees elected to our Board of Directors for three-year terms expiring in 2012 are listed below. There were no broker non-votes with respect to any of the nominees.

	Votes for	Votes withheld
Deborah L. Bevier	5,998,412	2,196,175
Paul A. Bible	7,988,410	206,177
David A. Lorber	7,432,459	762,128

Continuing as Directors after the Annual Meeting were Richard L. Hawley, George F. Warren Jr., William W. Warren Jr. and Michael D. Wortsman, whose terms expire in 2011, and Colleen B. Brown, Donald G. Graham, III and Brian P. McAndrews, whose terms expire in 2010.

The following additional matters brought for vote at our 2009 Annual Meeting of Shareholders passed by the vote indicated:

	Votes for	Votes against	Votes abstain	Broker non-votes
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009	8,148,362	41,661	4,564	—
Shareholder proposal requesting the declassification of the Company’s Board of Directors	3,705,236	3,697,539	175,634	616,178

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: August 7, 2009	/s/ Joseph L. Lovejoy
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