Form 10-Q
period 2009-09-30
FISHER COMMUNICATIONS INC
filed 2009-11-06
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Common Stock, $1.25 par value, outstanding as of November 4, 2009: 8,855,735

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30		Three months ended September 30
(in thousands, except per-share amounts)	2009	2008	2009	2008
Revenue	$95,023	$126,046	$34,527	$42,297

Operating expenses
Direct operating costs	47,948	52,679	16,270	17,589
Selling, general and administrative expenses	36,854	50,076	11,900	14,887
Amortization of program rights	7,084	16,818	2,507	7,357
Depreciation and amortization	10,173	9,290	3,450	3,077
Plaza fire expenses, net	3,951	—	3,951	—

	106,010	128,863	38,078	42,910

Loss from operations	(10,987)	(2,817)	(3,551)	(613)
Gain on extinguishment of senior notes, net	2,965	—	—	—
Other income, net	1,221	155,808	392	50,046
Interest expense	(8,917)	(10,343)	(2,714)	(3,441)

Income (loss) from continuing operations before income taxes	(15,718)	142,648	(5,873)	45,992
Provision (benefit) for income taxes	(5,309)	49,545	(1,863)	15,999

Income (loss) from continuing operations	(10,409)	93,103	(4,010)	29,993
Loss from discontinued operations, net of income taxes	—	(720)	—	(218)

Net income (loss)	$(10,409)	$92,383	$(4,010)	$29,775

Income (loss) per share:
From continuing operations	$(1.19)	$10.66	$(0.46)	$3.43
From discontinued operations	—	(0.08)	—	(0.02)

Basic and diluted net income (loss) per share	$(1.19)	$10.58	$(0.46)	$3.41

Income (loss) per share assuming dilution:
From continuing operations	$(1.19)	$10.66	$(0.46)	$3.43
From discontinued operations	—	(0.08)	—	(0.02)

Net income (loss) per share assuming dilution	$(1.19)	$10.58	$(0.46)	$3.41

Weighted average shares outstanding	8,774	8,731	8,778	8,733

Weighted average shares outstanding assuming dilution	8,774	8,735	8,778	8,741

Dividends declared per share	$—	$3.50	$—	$3.50

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)	(unaudited) September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$49,499	$31,835
Short-term investments	—	59,697
Receivables, net	23,451	26,044
Income taxes receivable	9,435	2,763
Deferred income taxes	1,763	1,763
Prepaid expenses and other assets	3,023	2,200
Television and radio broadcast rights	10,813	6,106

Total current assets	97,984	130,408
Cash value of life insurance and retirement deposits	17,903	17,425
Goodwill	13,293	13,293
Intangible assets	40,838	41,015
Other assets	6,104	6,955
Deferred income taxes	13,178	13,757
Property, plant and equipment, net	147,299	148,440

Total Assets	$336,599	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$6,124	$4,339
Accrued payroll and related benefits	5,114	4,301
Interest payable	526	3,773
Television and radio broadcast rights payable	10,808	6,124
Current portion of accrued retirement benefits	1,254	1,254
Other current liabilities	6,445	5,712

Total current liabilities	30,271	25,503
Long-term debt	122,050	150,000
Accrued retirement benefits	19,401	19,439
Other liabilities	9,649	11,607

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; issued and outstanding 8,855,735 in 2009 and 8,737,281 in 2008	11,070	10,922
Capital in excess of par	11,724	11,140
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized loss on marketable securities	(66)	(158)
Accumulated loss	(2,505)	(2,545)
Prior service cost	(149)	(178)
Retained earnings	135,154	145,563

Total Stockholders’ Equity	155,228	164,744

Total Liabilities and Stockholders’ Equity	$336,599	$371,293

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
Operating activities
Net income (loss)	$(10,409)	$92,383
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	10,173	9,352
Loss on disposal of fixed assets destroyed in Plaza Fire	1,482	—
Deferred income taxes	530	7,134
Amortization of deferred financing fees	358	474
Amortization of broadcast rights	7,084	16,818
Gain on extinguishment of senior notes, net	(2,965)	—
Payments for broadcast rights	(7,118)	(15,849)
Amortization of short-term investment discount	(303)	(286)
Gain on sale of marketable securities	—	(152,610)
Net non-cash contract termination fee	—	4,990
Amortization of non-cash contract termination fee	(1,096)	(898)
Equity in operations of equity investees	115	(50)
Stock-based compensation	768	665
Other	109	366
Change in operating assets and liabilities
Receivables	2,593	779
Prepaid expenses and other current assets	(823)	815
Cash value of life insurance and retirement deposits	(478)	(667)
Other assets	(31)	1,042
Trade accounts payable, accrued payroll and related benefits, interest payable, and other current liabilities	(1,671)	(3,370)
Income taxes receivable and payable	(6,673)	(3,959)
Accrued retirement benefits	(38)	16
Other liabilities	(721)	(704)

Net cash used in operating activities	(9,114)	(43,559)

Investing activities
Purchases of marketable securities	—	(77)
Purchases of short-term investments	—	(58,909)
Proceeds from sale of marketable securities	—	153,513
Purchase of television stations	—	(52,365)
Decrease in restricted cash	—	52,365
Purchases of intangible assets	—	(285)
Redemption of short-term investments	60,000	—
Purchases of property, plant and equipment	(8,679)	(7,235)

Net cash provided by investing activities	51,321	87,007

Financing activities
Borrowings under borrowing agreements	—	21,000
Payments on borrowing agreements	—	(21,000)
Repurchase of senior notes	(24,428)	—
Payments on capital lease obligations	(115)	(107)
Cash dividends paid	—	(30,684)

Net cash used in financing activities	(24,543)	(30,791)

Net increase in cash and cash equivalents	17,664	12,657
Cash and cash equivalents, beginning of period	31,835	6,510

Cash and cash equivalents, end of period	$49,499	$19,167

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$(10,409)	$92,383	$(4,010)	$29,775

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	141	25,111	90	(1,380)
Effect of income taxes	(49)	(8,789)	(32)	483

Accumulated loss	61	40	20	13
Effect of income taxes	(21)	(14)	(7)	(5)

Prior service cost	45	36	15	12
Effect of income taxes	(16)	(13)	(5)	(5)

Reclassification adjustment for gains included in net income (loss)	—	(152,610)	—	(48,999)
Effect of income taxes	—	53,414	—	17,150

Other comprehensive income (loss)	161	(82,825)	81	(32,731)

Comprehensive income (loss)	$(10,248)	$9,558	$(3,929)	$(2,956)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

Variable interest entities The Company may enter into Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and sell advertising on the station. Nevertheless, the owner-operator retains control and responsibility for the operation of the station. Generally, the Company’s rights to provide programming and sell advertising continue until the termination of such agreement. As a result of these agreements, the Company may determine the station is a Variable Interest Entity (“VIE”), and the Company is the primary beneficiary of the variable interest. This typically occurs if the Company has an agreement to acquire all stations or assets in the legal entity, there is significant certainty regarding the Company’s intention to acquire the station and the conditions to close are considered to be perfunctory.

Reclassifications The results of operations of Pegasus News, Inc., which the Company sold on December 31, 2008, have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008, have been presented as continuing operations. See Note 8 to the condensed consolidated financial statements for further information. The reclassifications had no effect on net income (loss), shareholders’ equity or cash flows from operating, investing or financing activities.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in the Company’s 2008 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s 2008 Form 10-K, that are of significance, or potential significance, to the Company.

Effective January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) in April 2008 that amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB revised the authoritative guidance for the accounting of business combinations. Under the revised guidance, an entity that completes a business combination is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For the Company, the provisions of the revised authoritative guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption did not have any impact on the Company’s consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The FASB issued authoritative guidance for fair value measurements in September 2006, which defined fair value, established a framework for measuring fair value and expanded disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption during the first quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments. The guidance, which is effective for interim and annual periods ending after June 15, 2009, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The implementation of this authoritative guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued authoritative guidance on management’s assessment of subsequent events. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 6, 2009, the date of issuance of our Form 10-Q for the period ended September 30, 2009.

On July 1, 2009, the FASB issued the Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements for periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. As the ASC does not change GAAP, there was no impact on the Company’s consolidated results of operations or financial condition.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of September 30, 2009 and December 31, 2008, the reported fair value of marketable securities, using Level 1 inputs, was $929,000 and $769,000, respectively. Marketable securities are included in other assets on the Company’s condensed consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, all of the Company’s debt was at a fixed rate and totaled $122.1 million and $150.0 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at September 30, 2009 and December 31, 2008 was $113.5 million and $123.0 million, respectively. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	September 30, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(437)	3,123	3,560	(260)	3,300

Total intangible assets	$41,275	$(437)	$40,838	$41,275	$(260)	$41,015

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2009 was $59,000 and $177,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2008 was $65,000 and $195,000, respectively. An additional $17,000 and $51,000 of amortization expense is included in discontinued operations for the three and nine months ended September 30, 2008, respectively.

The Company tests goodwill and intangible assets for impairment at least annually, as of October 1st of each year, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the reporting unit level, which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows, and a review of the underlying assets of the reporting unit.

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2009 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2009	$59
2010	236
2011	236
2012	236
2013	236
2014	236
Thereafter	1,884

$3,123

5. Local Marketing Agreement

In May 2009, the Company entered into a three year LMA with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO NewsRadio programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. This LMA does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Short-Term Investments

The Company’s short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. During the quarter ended June 30, 2009, the Company redeemed the entire principal upon maturity of its remaining investment in commercial paper.

7. Extinguishment of Senior Notes

During the first half of 2009, the Company repurchased $28.0 million of aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”) for total consideration of $24.4 million in cash, plus accrued interest of $637,000. The Company recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of Senior Notes for the nine months ended September 30, 2009. The gain is presented as “Gain on extinguishment of senior notes, net” in the Company’s condensed consolidated statement of operations. The Company did not repurchase any of its Senior Notes during the three months ended September 30, 2009 and the three and nine months ended September 30, 2008.

8. Discontinued Operations

During the fourth quarter of 2008, the Company determined that, in view of the uncertainty surrounding the timing or probability of a sale of five radio stations in Montana, the requirements necessary to classify the radio stations as discontinued operations were no longer met. As a result, the assets and liabilities of the five stations have been classified as held for use in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the results of operations of the five stations have been classified as continuing operations in the Company’s condensed consolidated statements of operations for all periods presented.

On December 31, 2008, the Company sold Pegasus News, Inc. (“Pegasus”), a local news service specializing in providing personalized online local news, information and advertising in Dallas, Texas. Net proceeds of the sale were $1.5 million. As consideration for the sale, the buyer paid the Company $1.5 million in cash and granted the Company and its affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in its existing television and radio markets to deliver personalized online local news, information and advertising. The Company reported the results of operations of Pegasus as discontinued operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2008. The operations of Pegasus were previously included in the Company’s television segment.

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

	Nine months ended September 30, 2008	Three months ended September 30, 2008
Revenue	$137	$60
Loss from discontinued operations before income taxes	(1,106)	(336)
Provision (benefit) for income taxes	(386)	(118)

Loss from discontinued operations	$(720)	$(218)

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

In August 2009, the Company and American Broadcasting Company, Inc (“ABC”) agreed to terms for the renewal of the network affiliation agreement. The renewed affiliation agreement, which requires the payment of an annual license fee to ABC for network programming, expires on August 31, 2014.

As of September 30, 2009, the Company had commitments under various agreements of $31.8 million for future rights to broadcast television programs, network affiliate agreements and rights to sell available advertising time on a third party radio station through 2013.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Retirement Benefits

The Company has a noncontributory supplemental retirement program for former key members of management. No new participants have been admitted since 2001 and none of the current Company executive officers participate in this program. In June 2005, the program was amended to freeze the accrual of all benefits to active participants provided under the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but generally, the Company has acquired annuity contracts and life insurance on the lives of the individual participants to assist in the payment of retirement benefits. The Company is the owner and beneficiary of such policies; accordingly, the cash values of the policies as well as the accrued liability are reported in the Company’s condensed consolidated financial statements. The cost of the program is accrued over the average expected future lifetime of the participants.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Interest cost	$813	$824	$271	$274
Amortization of loss	85	45	29	15

Net periodic pension cost	$898	$869	$300	$289

The discount rate used to determine net periodic pension cost was 5.5% and 5.88% for both the three and nine month period ended September 30, 2009 and 2008, respectively.

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

Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Income (loss) from continuing operations	$(10,409)	$93,103	$(4,010)	$29,993
Loss from discontinued operations, net of income taxes	—	(720)	—	(218)

Net income (loss)	$(10,409)	$92,383	$(4,010)	$29,775

Weighted average shares outstanding - basic	8,774	8,731	8,778	8,733
Weighted effect of dilutive options and rights	—	4	—	8

Weighted average shares outstanding assuming dilution	8,774	8,735	8,778	8,741

Income (loss) per share:
From continuing operations	$(1.19)	$10.66	$(0.46)	$3.43
From discontinued operations	—	(0.08)	—	(0.02)

Net income (loss) per share	$(1.19)	$10.58	$(0.46)	$3.41

Income (loss) per share assuming dilution:
From continuing operations	$(1.19)	$10.66	$(0.46)	$3.43
From discontinued operations	—	(0.08)	—	(0.02)

Net income (loss) per share assuming dilution	$(1.19)	$10.58	$(0.46)	$3.41

For the three and nine months ended September 30, 2009, the effect of 98,966 restricted stock rights/units and options to purchase 254,021 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three and nine months ended September 30, 2008, the effect of options to purchase 265,126 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

12. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2009 was $273,000 and $768,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2008 was $239,000 and $665,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

13. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 34% and 35% for the nine months ended September 30, 2009 and 2008, respectively.

The Internal Revenue Service (“IRS”) completed the field examination of the Company’s 2006 and 2007 Federal income tax returns and the Company paid $856,000 during the three months ended September 30, 2009 for the settlement of this examination, as well as $31,000 in interest expense.

The IRS completed a field examination of the Company’s 2003, 2004 and 2005 Federal income tax returns during March 2008, and the Company paid $68,000 for the settlement resulting from this examination.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. As of September 30, 2009 and December 31, 2008, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

The determination of the Company’s provision for income taxes and valuation allowance requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. In assessing whether and to what extent deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets. As of September 30, 2009, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

14. Segment Information

The Company reports financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated television stations (including a 50%-owned television station) and the Company’s internet business. The radio segment includes the operations of the Company’s eight radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments based on a pro-rata basis. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants. Other includes intercompany transactions between segments and non-allocated corporate items.

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

Revenue for each segment is as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Television	$68,120	$86,151	$25,116	$27,343
Radio	16,758	30,151	5,961	11,673
Fisher Plaza	10,231	9,794	3,453	3,289
Other	(86)	(50)	(3)	(8)

	$95,023	$126,046	$34,527	$42,297

For both the three and nine months ended September 30, 2009, intercompany sales amounted to $3,000 and $86,000, respectively, relating primarily to intercompany revenue between the Company’s television and radio segments. For the three and nine months ended September 30, 2008, intercompany sales amounted to $8,000 and $50,000, respectively, relating primarily to telecommunications fees charged from the Company’s Fisher Plaza segment.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Income (loss) from continuing operations for each segment is as follows (in thousands):

	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Television	$(5,108)	$4,882	$663	$2,185
Radio	1,632	(3,505)	775	(1,698)
Fisher Plaza	1,048	4,138	(2,120)	1,439
Other	(8,559)	(8,332)	(2,869)	(2,539)

Total segment loss from continuing operations	(10,987)	(2,817)	(3,551)	(613)
Gain on extinguishment of senior notes, net	2,965	—	—	—
Other income, net	1,221	155,808	392	50,046
Interest expense	(8,917)	(10,343)	(2,714)	(3,441)

Consolidated income (loss) from continuing operations before income taxes	$(15,718)	$142,648	$(5,873)	$45,992

Total identifiable assets for each segment are as follows (in thousands):

	September 30 2009	December 31, 2008
Television	$148,179	$125,633
Radio	15,276	16,838
Fisher Plaza	110,905	112,683
Other	62,239	116,139

	$336,599	$371,293

Identifiable assets by segment are those assets used in the operations of each segment. Other assets include cash and cash equivalents, short-term investments, cash value of life insurance and retirement deposits and deferred income taxes. Other cash and cash equivalents and short-term investments were $13.8 million and $90.8 million as of September 30, 2009 and December 31, 2008, respectively. Television segment cash and cash equivalents and short-term investments were $35.1 million and $40,000 as of September 30, 2009 and December 31, 2008, respectively.

15. Financial Information for Guarantors

As of September 30, 2009, the Company had $122.1 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.

Presented below are condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. Also presented are the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$34,527	$—	$34,527
Operating expenses
Direct operating costs	105	16,115	50	16,270
Selling, general and administrative expenses	2,477	9,473	(50)	11,900
Amortization of program rights	—	2,507	—	2,507
Depreciation and amortization	431	3,019	—	3,450
Plaza fire expenses, net	—	3,951	—	3,951

	3,013	35,065	—	38,078

Loss from operations	(3,013)	(538)	—	(3,551)
Other income, net	20	372	—	392
Equity in loss of subsidiaries	(107)	—	107	—
Interest expense	(2,695)	(19)	—	(2,714)

Loss before income taxes	(5,795)	(185)	107	(5,873)
Benefit for income taxes	(1,785)	(78)	—	(1,863)

Net loss	$(4,010)	$(107)	$107	$(4,010)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Nine months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$95,023	$—	$95,023
Operating expenses
Direct operating costs	316	47,481	151	47,948
Selling, general and administrative expenses	7,480	29,525	(151)	36,854
Amortization of program rights	—	7,084	—	7,084
Depreciation and amortization	1,182	8,991	—	10,173
Plaza fire expenses, net	—	3,951	—	3,951

	8,978	97,032	—	106,010

Loss from operations	(8,978)	(2,009)	—	(10,987)
Gain on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	704	517	—	1,221
Equity in loss of subsidiaries	(1,018)	—	1,018	—
Interest expense	(8,858)	(59)	—	(8,917)

Loss before income taxes	(15,185)	(1,551)	1,018	(15,718)
Benefit for income taxes	(4,776)	(533)	—	(5,309)

Net loss	$(10,409)	$(1,018)	$1,018	$(10,409)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Three months ended September 30, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$42,298	$(1)	$42,297
Operating expenses
Direct operating costs	93	17,447	49	17,589
Selling, general and administrative expenses	2,170	12,767	(50)	14,887
Amortization of program rights	—	7,357	—	7,357
Depreciation and amortization	277	2,800	—	3,077

	2,540	40,371	(1)	42,910

Income (loss) from operations	(2,540)	1,927	—	(613)
Other income, net	49,986	60	—	50,046
Equity in income of subsidiaries	961	—	(961)	—
Interest expense	(3,419)	(22)	—	(3,441)

Income from continuing operations before income taxes	44,988	1,965	(961)	45,992
Provision for income taxes	15,213	786	—	15,999

Income from continuing operations	29,775	1,179	(961)	29,993
Loss from discontinued operations, net of income taxes	—	(218)	—	(218)

Net income	$29,775	$961	$(961)	$29,775

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the Nine months ended September 30, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$126,053	$(7)	$126,046
Operating expenses
Direct operating costs	240	52,293	146	52,679
Selling, general and administrative expenses	8,950	41,279	(153)	50,076
Amortization of program rights	—	16,818	—	16,818
Depreciation and amortization	740	8,550	—	9,290

	9,930	118,940	(7)	128,863

Income (loss) from operations	(9,930)	7,113	—	(2,817)
Other income, net	155,698	110	—	155,808
Equity in income of subsidiaries	3,674	—	(3,674)	—
Interest expense	(10,276)	(67)	—	(10,343)

Income from continuing operations before income taxes	139,166	7,156	(3,674)	142,648
Provision for income taxes	46,783	2,762	—	49,545

Income from continuing operations	92,383	4,394	(3,674)	93,103
Loss from discontinued operations, net of income taxes	—	(720)		(720)

Net income	$92,383	$3,674	$(3,674)	$92,383

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$13,763	$35,736	$—	$49,499
Receivables, net	—	23,451	—	23,451
Due from affiliate	15,414	19,586	(35,000)	—
Income taxes receivable	8,902	533	—	9,435
Deferred income taxes	521	1,242	—	1,763
Prepaid expenses and other assets	752	2,271	—	3,023
Television and radio broadcast rights	—	10,813	—	10,813

Total current assets	39,352	93,632	(35,000)	97,984
Cash value of life insurance and retirement deposits	17,903	—	—	17,903
Goodwill	—	13,293	—	13,293
Intangible assets	—	40,838	—	40,838
Other assets	2,208	3,896	—	6,104
Deferred income taxes	8,061	5,117	—	13,178
Investment in consolidated subsidiaries	230,197	—	(230,197)	—
Property, plant and equipment, net	3,173	144,126	—	147,299

Total Assets	$300,894	$300,902	$(265,197)	$336,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$401	$5,723	$—	$6,124
Accrued payroll and related benefits	570	4,544	—	5,114
Interest payable	526	—	—	526
Television and radio broadcast rights payable	—	10,808	—	10,808
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	1,464	4,981	—	6,445

Total current liabilities	4,215	26,056	—	30,271
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	19,401	—	—	19,401
Other liabilities	—	9,649	—	9,649

Stockholders’ Equity
Common stock	11,070	1,131	(1,131)	11,070
Capital in excess of par	11,724	199,234	(199,234)	11,724
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	(66)	(66)	66	(66)
Accumulated loss	(2,505)	—	—	(2,505)
Prior service cost	(149)	—	—	(149)
Retained earnings	135,154	64,898	(64,898)	135,154

Total Stockholders’ Equity	155,228	265,197	(265,197)	155,228

Total Liabilities and Stockholders’ Equity	$300,894	$300,902	$(265,197)	$336,599

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$31,141	$694	$—	$31,835
Short-term investments	59,697	—	—	59,697
Receivables, net	—	26,044	—	26,044
Due from affiliate	—	14,473	(14,473)	—
Income taxes receivable	2,462	301	—	2,763
Deferred income taxes	520	1,243	—	1,763
Prepaid expenses and other assets	176	2,024	—	2,200
Television and radio broadcast rights	—	6,106	—	6,106

Total current assets	93,996	50,885	(14,473)	130,408
Cash value of life insurance and retirement deposits	17,425	—	—	17,425
Goodwill	—	13,293	—	13,293
Intangible assets	—	41,015	—	41,015
Other assets	3,123	3,832	—	6,955
Deferred income taxes	8,622	5,135	—	13,757
Investment in consolidated subsidiaries	231,282	—	(231,282)	—
Property, plant and equipment, net	2,908	145,532	—	148,440

Total Assets	$357,356	$259,692	$(245,755)	$371,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,002	$3,337	$—	$4,339
Due to affiliate	14,473	—	(14,473)	—
Accrued payroll and related benefits	499	3,802	—	4,301
Interest payable	3,773	—	—	3,773
Television and radio broadcast rights payable	—	6,124	—	6,124
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	1,855	3,857	—	5,712

Total current liabilities	22,856	17,120	(14,473)	25,503
Long-term debt	150,000	—	—	150,000
Accrued retirement benefits	19,439	—	—	19,439
Other liabilities	317	11,290	—	11,607

Stockholders’ Equity
Common stock	10,922	1,131	(1,131)	10,922
Capital in excess of par	11,140	164,234	(164,234)	11,140
Accumulated other comprehensive income - net of income taxes:
Unrealized gain on marketable securities	(158)	—	—	(158)
Accumulated loss	(2,545)	—	—	(2,545)
Prior service cost	(178)	—	—	(178)
Retained earnings	145,563	65,917	(65,917)	145,563

Total Stockholders’ Equity	164,744	231,282	(231,282)	164,744

Total Liabilities and Stockholders’ Equity	$357,356	$259,692	$(245,755)	$371,293

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Nine months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(16,894)	$7,780	$—	$(9,114)

Cash flows from investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Redemption of short-term investments	60,000	—	—	60,000
Purchase of property, plant and equipment	(1,056)	(7,623)	—	(8,679)

Net cash provided by (used in) investing activities	23,944	(7,623)	35,000	51,321

Cash flows from financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payments on capital lease obligations	—	(115)	—	(115)

Net cash provided by (used in) financing activities	(24,428)	34,885	(35,000)	(24,543)

Net increase (decrease) in cash and cash equivalents	(17,378)	35,042	—	17,664
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$13,763	$35,736	$—	$49,499

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Nine months ended September 30, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(50,036)	$6,477	$—	$(43,559)

Cash flows from investing activities
Purchase of marketable securities	—	(77)	—	(77)
Purchase of short-term investments	(58,909)	—	—	(58,909)
Proceeds from sale of marketable securities	153,403	110	—	153,513
Purchase of television stations	(52,365)	—	—	(52,365)
Decrease in restricted cash	52,365	—	—	52,365
Purchase of intangible assets	—	(285)	—	(285)
Purchase of property, plant and equipment	(1,096)	(6,139)	—	(7,235)

Net cash provided by (used in) investing activities	93,398	(6,391)	—	87,007

Cash flows from financing activities
Borrowings under borrowing agreements	21,000	—	—	21,000
Payments on borrowing agreements	(21,000)	—	—	(21,000)
Payments on capital lease obligations	—	(107)	—	(107)
Cash dividends paid	(30,684)	—	—	(30,684)

Net cash used in financing activities	(30,684)	(107)	—	(30,791)

Net increase (decrease) in cash and cash equivalents	12,678	(21)	—	12,657
Cash and cash equivalents, beginning of period	5,804	706	—	6,510

Cash and cash equivalents, end of period	$18,482	$685	$—	$19,167

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Plaza Fire Expense

On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. The Company currently expects that all final repairs and equipment replacement will be completed in the fourth quarter of 2009.

The Company has incurred approximately $6.8 million in remediation and equipment replacement costs related to the Plaza fire, comprised of remediation expenses of $3.2 million, capital expenditures of $2.1 million and the loss on fixed assets destroyed by the fire of $1.5 million. The Company is recording the Plaza fire expenses as incurred and is recording insurance reimbursements within operating results in the period the reimbursements are considered probable and certain. Insurance reimbursements of $725,000 were recorded in the third quarter of 2009.

The Company’s insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and they continue to investigate the incident. The Company currently expects that a significant portion of its incurred costs will be covered by its insurance policies; however, the actual amount and timing of the reimbursement remains subject to the insurance companies’ investigation. The Company intends to vigorously assert all of its claims related to the Plaza fire as necessary.

17. Sprint Nextel Asset Exchange

In 2004, the Federal Communications Commission (“FCC”) approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licenses by Nextel’s operations.

In order to utilize this spectrum, Nextel is required to relocate broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide in all of its markets, and in turn must relinquish its existing equipment back to Nextel. All replacement equipment purchases will be paid for directly by Nextel. All other reasonable and necessary costs incurred by the Company in conjunction with the exchange, both internal and external, will be reimbursed by Nextel.

As of September 30, 2009, the Company had received approximately $1.8 million of the substitute equipment and is in the process of installing the equipment. The $1.8 million is recorded as deferred gain in other current liabilities on the Consolidated Balance Sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on our Statement of Operations.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended September 30, 2009, compared with the corresponding periods in 2008.

Overview

We are a communications company. We own and operate 13 full power (including a 50%-owned television station) and seven low power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of unaffiliated companies.

Our broadcasting operations generate revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission, network compensation, satellite and fiber transmission services, tower rental and commercial production activities. Our operating results are therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, such as those affecting the West Coast economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, account for approximately 61% of our television broadcasting revenue and are affiliated with the ABC Television Network. Nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), six of our television stations are affiliated with Univision (Spanish-language), one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are either simulcast or independent. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the location and infrastructure provided at this facility. As of September 30, 2009, approximately 96% of Fisher Plaza was occupied or committed for occupancy (43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, Seattle economic climate, outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations” below.

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and nine months ended September 30, 2009 and 2008.

ABC Affiliate Agreement In August 2009, we agreed to terms for the renewal of the network affiliation agreement with American Broadcasting Company, Inc (“ABC”). The renewed affiliation agreement, which requires the payment of an annual license fee to ABC for network programming, expires on August 31, 2014.

Fisher Plaza Fire On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. We currently expect that all final repairs and equipment replacement will be completed in the fourth quarter of 2009.

We have incurred approximately $6.8 million in remediation and equipment replacement costs related to the Fisher Plaza fire, including remediation expenses of $3.2 million, capital expenditures of $2.1 million and the loss of fixed assets destroyed by the fire of $1.5 million. We are recording the Fisher Plaza fire expenses as incurred, and recording insurance reimbursements within operating results in the period the reimbursements are considered probable and certain. Insurance reimbursements of $725,000 were recorded in the third quarter of 2009.

We currently anticipate recording approximately $1 million to $2 million of additional remediation expenses and approximately $2 million to $3 million of additional capital expenditures in the fourth quarter of 2009 related to the Fisher Plaza fire.

Our insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and they continue to investigate the incident. We currently expect that a significant portion of our costs will be covered by the Company’s insurance policies; however, the actual amount and timing of the reimbursement of the costs remains subject to the insurance companies’ investigation. We intend to vigorously assert all claims related to the Fisher Plaza fire as necessary.

Retransmission Agreements We executed final retransmission consent agreements with several of our cable distribution partners in the third quarter of 2009. The periods covered by these agreements began on January 1, 2009. Accordingly, our third quarter financial results include approximately $2.0 million of cable retransmission fees attributable to those contracts for the period from January 1, 2009 to June 30, 2009. Excluding this $2.0 million of retransmission revenue attributable to the first half of 2009, total retransmission revenue increased $1.5 million, or 197%, from the third quarter of 2008.

Repurchase of Senior Notes During the first half of 2009, we repurchased $28.0 million aggregate principal amount of our 8.625% senior notes due in 2014 (“Senior Notes”) for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of debt for the nine months ended September 30, 2009. We did not repurchase any of our Senior Notes during the three months ended September 30, 2009 and the three and nine months ended September 30, 2008.

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

Dividends on Safeco Corporation Common Stock During the three and nine months ended September 30, 2008, we recorded dividends on our shares of Safeco Corporation common stock in the amount of $259,000 and $2.1 million, respectively. No dividend income was recorded in the three months and nine months ended September 30, 2009, as we sold our remaining Safeco shares in 2008.

Sale of Safeco Corporation Common Stock During the third quarter of 2008, we sold 753,720 shares of Safeco Corporation common stock. The shares were sold at an average price of $65.38 per share, resulting in pre-tax net proceeds of $49.3 million. The book basis of the shares sold totaled $256,000, resulting in a pre-tax gain on sale of $49.0 million.

For the nine months ended September 30, 2008, we sold all 2.3 million shares of our Safeco Corporation common stock resulting in pretax net proceeds of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net.

Special Dividend On July 30, 2008 our Board of Directors declared a special dividend of $3.50 per share on our common stock totaling $30.7 million, which was paid on August 29, 2008 to shareholders of record on August 15, 2008.

Expiration of Seattle Mariners Radio Rights Agreement In July 2008, we announced that we would not renew our radio rights agreement with the Seattle Mariners (the “Mariners Agreement”). Accordingly, the 2008 season was the final year of our commitments under the Mariners Agreement. Our results for the three and nine months ended September 30, 2008, reflect $4.1 million and $8.7 million of advertising revenue, respectively, and $7.7 million and $15.8 million of expenses, respectively, related to the Mariners Agreement. No such advertising revenue or expenses are reflected in our results for the nine months ended September 30, 2009.

Termination of National Advertising Representation Agreement In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment made by us. In the second quarter of 2008, we recognized a net non-cash charge of $5.0 million to selling, general and administrative expenses, and we are amortizing the related net liability as a non-cash benefit over the five-year term of the new agreement. We recognized a $365,000 and $1.1 million benefit due to this amortization for the three and nine months ended September 30, 2009, respectively. In 2008, we recognized a $365,000 and $898,000 benefit due to this amortization for the three and nine months ended September 30, 2008, respectively.

Reclassifications The results of operations of Pegasus News, Inc. have been reclassified from continuing operations to discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 to reflect our sale of Pegasus on December 31, 2008. Additionally, the results of operations of five small-market radio stations in Montana, previously classified as discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008, have been presented as continuing operations. See Note 8 to the condensed consolidated financial statements. The reclassifications had no effect on net income (loss), shareholders’ equity or cash flows from operating, investing or financing activities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenue, goodwill, intangibles and television and broadcast rights impairment, the useful lives of tangible and intangible assets, valuation allowances for deferred tax assets, accounts and insurance receivables and broadcast rights, stock-based compensation expense, income tax provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Form 10-K for the year ended December 31, 2008, as updated in our Form 10-Q for the quarter ended March 31, 2009, and elsewhere in this quarterly report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Consolidated Results of Operations

We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of 20 owned and operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of three Seattle radio stations and five Montana radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments based on a pro-rata basis. The Fisher Plaza segment consists of the operations of Fisher Plaza, a communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent, but do pay common-area maintenance expenses. The segment data presented below includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our Seattle-based television and radio operations.

The following table sets forth our results of operations for the three and nine months ended September 30, 2009 and 2008, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
(dollars in thousands)	2009	2008	$	%	2009	2008	$	%
(unaudited)
Revenue
Television	$68,120	$86,151	$(18,031)	-21%	$25,116	$27,343	$(2,227)	-8%
Radio	16,758	30,151	(13,393)	-44%	5,961	11,673	(5,712)	-49%
Fisher Plaza	10,231	9,794	437	4%	3,453	3,289	164	5%
Other	(86)	(50)	(36)	72%	(3)	(8)	5

Consolidated	95,023	126,046	(31,023)	-25%	34,527	42,297	(7,770)	-18%
Direct operating costs
Television	36,928	39,242	(2,314)	-6%	12,522	13,179	(657)	-5%
Radio	6,649	9,152	(2,503)	-27%	2,236	2,912	(676)	-23%
Fisher Plaza	2,766	2,759	7	0%	899	985	(86)	-9%
Other	1,605	1,526	79	5%	613	513	100	19%

Consolidated	47,948	52,679	(4,731)	-9%	16,270	17,589	(1,319)	-7%
Selling, general and administrative expenses
Television	22,693	29,964	(7,271)	-24%	7,240	7,871	(631)	-8%
Radio	7,887	13,113	(5,226)	-40%	2,732	4,999	(2,267)	-45%
Fisher Plaza	198	525	(327)	-62%	(18)	125	(143)	-114%
Other	6,076	6,474	(398)	-6%	1,946	1,892	54	3%

Consolidated	36,854	50,076	(13,222)	-26%	11,900	14,887	(2,987)	-20%
Amortization of program rights
Television	7,084	6,069	1,015	17%	2,507	2,090	417	20%
Radio	—	10,749	(10,749)	-100%	—	5,267	(5,267)	-100%
Fisher Plaza	—	—	—		—	—	—
Other	—	—	—		—	—	—

Consolidated	7,084	16,818	(9,734)	-58%	2,507	7,357	(4,850)	-66%
Depreciation and amortization
Television	6,523	5,994	529	9%	2,184	2,018	166	8%
Radio	590	642	(52)	-8%	218	193	25	13%
Fisher Plaza	2,268	2,372	(104)	-4%	741	740	1	0%
Other	792	282	510	181%	307	126	181	144%

Consolidated	10,173	9,290	883	10%	3,450	3,077	373	12%
Plaza fire expenses, net
Television	—	—	—		—	—	—
Radio	—	—	—		—	—	—
Fisher Plaza	3,951	—	3,951		3,951	—	3,951
Other	—	—	—		—	—	—

Consolidated	3,951	—	3,951		3,951	—	3,951
Loss from operations
Television	(5,108)	4,882	(9,990)		663	2,185	(1,522)
Radio	1,632	(3,505)	5,137		775	(1,698)	2,473
Fisher Plaza	1,048	4,138	(3,090)		(2,120)	1,439	(3,559)
Other	(8,559)	(8,332)	(227)		(2,869)	(2,539)	(330)

Consolidated	(10,987)	(2,817)	(8,170)		(3,551)	(613)	(2,938)
Gain on extinguishment of senior notes, net	2,965	—	2,965		—	—	—
Other income, net	1,221	155,808	(154,587)		392	50,046	(49,654)
Interest expense	(8,917)	(10,343)	1,426		(2,714)	(3,441)	727

Income (loss) from continuing operations before income taxes	(15,718)	142,648	(158,366)		(5,873)	45,992	(51,865)
Provision (benefit) for income taxes	(5,309)	49,545	(54,854)		(1,863)	15,999	(17,862)

Income (loss) from continuing operations	(10,409)	93,103	(103,512)		(4,010)	29,993	(34,003)
Loss from discontinued operations, net of income taxes	—	(720)	720		—	(218)	218

Net income (loss)	$(10,409)	$92,383	(102,792)		$(4,010)	$29,775	(33,785)

Comparison of Three and Nine months ended September 30, 2009 and 2008

Revenue

The current U.S. financial crisis and broader economic recession and the resulting sharp declines in advertising spending have negatively impacted our television and radio revenue for the three and nine months ended September 30, 2009.

Automotive-related advertising, one of our largest advertising categories, decreased 31% and 51% for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, respectively. Other similar major categories including, retailing (down 26% for the quarter and 28% year-to-date) and professional services (down 4% for the quarter and 16% year-to-date) have followed a consistent downward trend over the past year. This trend is primarily due to the current adverse condition of the automotive industry and the ongoing economic recession and resulting decline in the demand for advertising from these and other business categories. A continued pattern of deterioration in advertising revenue from these sources could materially and adversely affect our future results of operations.

Television revenue decreased in the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily due to sharp declines in local, national and political advertising spending in this broad economic recession and the absence of our stations from DISH Network (“DISH”) in the first half of 2009 due to the expiration of our retransmission agreement with DISH in December 2008. Political advertising revenue decreased 89% for both the three and nine months ended September 2009 as compared to the same periods in 2008, respectively. The decrease in advertising spending was partially offset by an increase in retransmission revenue due to our new retransmission agreements as discussed below. The decrease in local advertising revenue was due to general economic pressure that has continued to impact a number of local economies throughout 2009, including those on the West Coast, primarily in the home products, automobile, professional services and retail segments. The decrease in national advertising sales was due to the same general negative economic conditions, which have impacted most national advertising categories, particularly automotive spending.

Revenue from our ABC-affiliated stations decreased 2% and 22% in the three and nine months ended September 30, 2009 as compared to the same periods in 2008, respectively, primarily due to reduced local and national advertising revenue given the ongoing economic recession, reduced political advertising revenue and the absence of our stations from DISH during the first half of 2009. Revenue from our CBS-affiliated stations decreased 23% for both the three and nine months ended September 30, 2009, as compared to the same periods in 2008, also primarily due to reduced local and national advertising revenue given the ongoing recession, reduced political advertising revenue and the absence of our stations from DISH. Revenue from our Spanish-language television stations decreased 5% in both the three and nine months ended September 30, 2009 as compared to the same periods in 2008, respectively, primarily due to reduced local and national advertising revenue given the ongoing economic recession.

We completed negotiations for new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and the first nine months of 2009. We executed final retransmission consent agreements with several of our cable distribution partners in the third quarter of 2009. The periods covered by these agreements began on January 1, 2009. Accordingly, our third quarter financial results include approximately $2.0 million of cable retransmission fees attributable to those contracts for the period from January 1, 2009 to June 30, 2009. As a result, retransmission revenue increased $3.5 million and $3.8 million in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Additionally, on June 10, 2009, we executed a new multi-year retransmission agreement with DISH. As part of the agreement, we agreed to release all prior legal claims against DISH. Retransmission fees under the new DISH agreement began accruing as of the date of execution.

Radio revenue decreased 49% and 44% in the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively, primarily due to a decline in advertising revenue related to our non-renewal of the Mariners Agreement and decreased local, national and non-traditional advertising revenue resulting from the ongoing economic recession. Radio revenue for the three and nine months ended September 30, 2008 included advertising revenue from the Mariners Agreement, which was not renewed for 2009.

The revenue increase at Fisher Plaza in the three and nine months ended September 30, 2009 as compared to the same periods in 2008, was primarily due to increased rental revenue and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of September 30, 2009, approximately 96% of Fisher Plaza was occupied or committed for occupancy (43% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

The decrease in direct operating costs for the television segment in the three and nine months ended September 30, 2009 compared to the same periods in 2008, resulted primarily from our efforts to reduce operating expenses, such as headcount costs and administrative costs, in this difficult economic environment. We continue to look at cost efficiencies in our operating cost base.

Direct operating costs decreased for the radio segment in the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The decrease was primarily due to our non-renewal of the Mariners Agreement in 2008, as well as decreased compensation-related costs associated with news and programming.

Direct operating costs decreased at Fisher Plaza in the three ended September 30, 2009 as compared to the same periods in 2008, primarily due to lower repair and maintenance costs during the third quarter of 2009.

The other category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and our Seattle-based radio stations recognize facilities-related expenses as selling, general and administrative expenses, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in our television segment in the three and nine months ended September 30, 2009 compared to the same periods in 2008, was primarily due to reduced marketing costs, compensation and administrative costs. These costs decreased primarily from our reduced headcount and commissions. Our 2009 results also reflect the benefit related to the amortization of the liability recorded upon the termination of our national advertising representation agreement.

The decrease in selling, general and administrative expenses in our radio segment in the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to our non-renewal of the Mariners Agreement in 2008, as well as decreased compensation and marketing costs.

Selling, general and administrative expenses decreased at Fisher Plaza in the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower than expected operating costs.

Other selling, general and administrative expenses increased in the three months ended September 30, 2009 compared to the same period in 2008 primarily related to an increase in compensation. For the nine months ended September 30, 2009, corporate selling, general and administrative expenses decreased compared to the same period in 2008 primarily due to decreased consulting costs.

Amortization of program rights

Amortization of program rights for our television segment increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily due to an increase in rates pursuant to our television programming contracts.

Amortization of program rights for our radio segment in the three and nine months ended September 30, 2008 was related to the Mariners Agreement.

Depreciation and amortization

Depreciation and amortization for our television segment increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to investments in upgrading our broadcasting equipment at KOMO and KATU.

Depreciation and amortization for our radio segment increased slightly in the three months ended September 30, 2009 due to small fixed asset additions at our radio stations in Montana. For the nine months ended September 30, 2009, depreciation and amortization for our radio segment decreased compared to the same period in 2008, as certain assets have become fully depreciated.

Depreciation and amortization for our Fisher Plaza segment during the three months ended September 30, 2009 remained fairly consistent with the same period in 2008. For the nine months ended September 30, 2009, depreciation and amortization for our plaza segment decreased compared to the same period in 2008, as certain assets have become fully depreciated.

Other depreciation and amortization increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily due to asset additions associated with information technology infrastructure replacements.

Plaza fire expenses, net

Plaza fire expenses, net for the nine months ended September 30, 2009, represent costs related to the Fisher Plaza fire comprised of remediation costs of $3.2 million and loss of fixed assets destroyed by the fire of $1.5 million, offset by $725,000 of insurance reimbursements recorded during the three months ended September 30, 2009. We did not have these costs in comparable periods in 2008.

Other income, net

Other income, net, for the three and nine months ended September 30, 2009 consists of interest income, income from the sale of a trademark and other miscellaneous income. During the three and nine months ended September 30, 2008, other income, net, consisted primarily of interest income, Safeco Corporation dividend income and the proceeds of our sale of Safeco Corporation common stock, resulting in a pre-tax gain of $152.6 million.

Gain on extinguishment of senior notes, net

During the nine months ended September 30, 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related loan fees, as well as interest during the three and nine months ended September 30, 2008 on outstanding borrowings under our former $20 million revolving credit facility. Interest expense in the three and nine months ended September 30, 2009 decreased from the same periods in 2008, primarily due to our repurchase of Senior Notes during such periods. We terminated the revolving credit facility in December 2008.

Provision (benefit) for income taxes

Our effective tax was 34% and 35% for 2009 and 2008, respectively. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we continue to record a 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Loss from discontinued operations, net of income taxes

The loss from discontinued operations for the three and nine months ended September 30, 2008 was related to the operations of Pegasus News, Inc., a local news service, specializing in providing personalized online local news, information and advertising in Dallas, Texas, and is presented net of income taxes. See Note 8 to our condensed consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash from operating activities and our cash and cash equivalents. Our net cash from operating activities is sensitive to many factors, including changes in working capital, the timing of cash receipts and payments and the timing and magnitude of capital expenditures. Our working capital is dependent upon many variables, including operating results, receivables, capital expenditures and the timing of cash receipts and payments. We currently intend to finance our working capital, debt service and capital expenditures primarily through operating activities and cash on hand. Given the ongoing economic recession and its effect on the broadcasting industry and our business, we are closely monitoring our capital spending plan and have reduced overall capital spending by postponing certain anticipated projects. We do not believe the postponement of these projects will have a material impact on revenue or our operations.

The current economic recession and tightening investment and credit markets have had a significant negative impact on advertising spending by our customers in various categories. If the current difficult general economic conditions continue, we believe that our revenue, cash flow from operations and net income will continue to be negatively impacted and may continue to decline.

We have incurred approximately $6.8 million in remediation and equipment replacement costs related to the Fisher Plaza fire, including remediation expenses of $3.2 million, capital expenditures of $2.1 million and the loss of fixed assets destroyed by the fire of $1.5 million. We are recording the Fisher Plaza fire expenses as incurred, less amounts reimbursed by the Company’s insurers. Insurance reimbursements of $725,000 were recorded in the third quarter of 2009. We will record future insurance reimbursements within our operating results in the period the reimbursements are considered probable and certain. We currently anticipate recording approximately $1 million to $2 million of additional remediation expenses and approximately $2 million to $3 million of additional capital expenditures in the fourth quarter of 2009 related to the Plaza fire.

Reimbursement for a significant portion of our expenditures related to the Fisher Plaza fire remains subject to the resolution of our pending insurance claims.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and cash equivalents were approximately $49.5 million as of September 30, 2009 compared to cash, cash equivalents and short-term investments of $91.5 million as of December 31, 2008. The decrease was primarily due to the repurchase of our Senior Notes for $24.4 million and the use of cash for operations during the nine month period ended September 30, 2009.

In December 2008, we terminated our $20.0 million revolving senior credit facility. The credit facility was collateralized by substantially all of our assets (excluding certain real property). In the future, we may obtain a replacement facility depending on market conditions and our current needs. Under the indenture governing our Senior Notes (the “Senior Notes Indenture”), we currently have the ability to incur up to $40 million of additional indebtedness. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

As of December 31, 2008 we had outstanding $150 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. In the first half of 2009, we repurchased $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. As a result, the aggregate principal amount of Senior Notes outstanding as of September 30, 2009 was $122.1 million. We may repurchase additional Senior Notes during the remainder of 2009 using cash on hand.

Net cash used in operating activities

Net cash used in operating activities in the nine months ended September 30, 2009 was $9.1 million compared to $43.6 million in the nine months ended September 30, 2008. Net cash used in operating activities consists of our net loss, adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation and deferred income tax, further adjusted for the changes in operating assets and liabilities. Additionally, in the nine month period ended September 30, 2009, we recognized a non-cash gain of approximately $3.0 million on the extinguishment of $28.0 million aggregate principal amount of Senior Notes and a loss of $1.5 million of fixed assets destroyed in the Fisher Plaza fire.

Net cash provided by investing activities

Net cash provided by investing activities in the nine months ended September 30, 2009 was $51.3 million compared to $87.0 million in the nine months ended September 30, 2008. During the first nine months of 2009, cash flows provided by investing activities consisted primarily of proceeds of $60.0 million from the redemption of commercial paper, offset by $8.7 million in purchases of property, plant and equipment. During the nine months ended September 30, 2008, cash flows provided by investing activities consisted primarily of proceeds from the sale of marketable securities of $153.5 million, a decrease in restricted cash of $52.4 million, offset by $52.4 million for the purchase of television stations, $58.9 million for the purchase of short-term investments and $7.2 million in purchases of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities in the nine months ended September 30, 2009 was $24.5 million, primarily due to the retirement of $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash. Net cash used in financing activities in the nine months ended September 30, 2008 was $30.8 million, consisting of primarily of cash dividend payments.

Description of Indebtedness

As of September 30, 2009, we had $122.1 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

Our Senior Notes Indenture contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the Senior Notes Indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds. Under the Senior Notes Indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries.

We are subject to various debt covenants and other restrictions under the Senior Notes Indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at September 30, 2009.

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

As of September 30, 2009 and December 31, 2008, all of our debt was at a fixed rate and totaled $122.1 million and $150.0 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2009 was $113.5 million, which was approximately $8.6 million less than its carrying value. The estimated fair value of our long-term debt at December 31, 2008 was approximately $123.0 million, which was approximately $27.0 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2009, amounted to $5.0 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

Our short-term investments are comprised of commercial paper with original maturities of greater than 91 days but less than one year, and we have classified our short-term investments as held-to-maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. Commercial paper prices are susceptible to changes in market interest rates. However, the relatively short-term nature of our commercial paper minimizes interest rate risk. Because our short-term investments are classified as held-to-maturity and carried at amortized cost, fluctuations in market interest rates do not affect the carrying value or interest income recognized. Due to the short duration and nature of these instruments, we do not believe that we have a significant exposure to interest rate risk related to our short-term investments. As of September 30, 2009 and December 31, 2008, our short-term investment carrying value of $0 and $59.7 million, respectively, approximated fair value. Fair values for these instruments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended September 30, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, as updated in our Quarterly Report on Form 10-Q for the first quarter of 2009 filed with the Securities and Exchange Commission on May 11, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (incorporated by reference to Exhibit 10.1 to Fisher Communication’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.2*+

Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009

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

FISHER COMMUNICATIONS, INC.

Date: November 6, 2009	/s/ JOSEPH L. LOVEJOY
Joseph L. Lovejoy Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (incorporated by reference to Exhibit 10.1 to Fisher Communication’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.2*+

Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009

(File No. 000-22439)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.