Form 10-K
period 2009-12-31
FISHER COMMUNICATIONS INC
filed 2010-03-12
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.406 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $99,776,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 10, 2010 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,762,153

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010	Part III

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this annual report entitled “Risk Factors,” as well as those discussed elsewhere in this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as otherwise required by law, we disclaim any responsibility to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Unless the context requires otherwise, references in this annual report to “Fisher,” “the Company,” “we,” “us,” or “our” refer to Fisher Communications, Inc. and its consolidated subsidiaries.

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. Fisher Communications, Inc. is incorporated in the State of Washington. We conduct our operations through two subsidiaries, Fisher Broadcasting Company (“Fisher Broadcasting”) and Fisher Media Services Company (“Fisher Media Services”). Our broadcasting operations provided approximately 90% of consolidated revenue in 2009, with television accounting for approximately 81% and radio accounting for approximately 19% of our 2009 broadcasting revenue. Our broadcasting operations provided approximately 92% of consolidated revenue from continuing operations in 2008, with television accounting for approximately 77% and radio accounting for approximately 23% of our 2008 broadcasting revenue. Our broadcasting operations provided approximately 93% of consolidated revenue from continuing operations in 2007, with television accounting for approximately 73% and radio accounting for approximately 27% of our 2007 broadcasting revenue.

Fisher Broadcasting Company owns and operates 13 full power television stations (including a 50%-owned television station), seven low power television stations and ten owned and managed radio stations in the Western United States. We have long-standing network affiliations with ABC and CBS, and also operate FOX and Univision affiliates as part of duopolies in several of our markets. Our television and radio stations are located in Washington, Oregon, California, Idaho and Montana. Seattle and Portland are our two largest television markets for television and Seattle is our largest radio market. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen Media Research (“Nielsen”). We also own three radio stations in Seattle, the 13th largest radio market in the United States, ranked by population, as determined by Arbitron, Inc. (“Arbitron”). Our television stations reach 4.1 million households (approximately 3.5% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

As part of the ongoing development of our business, in recent years we completed the following transactions:

•	In June 2007, we sold one of our Montana radio stations for $3 million. We continue to operate five radio stations in Great Falls, Montana.

•

In April 2007, we finalized the purchase of four low power television stations located in Eastern Washington for $5 million. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision.

•	In January 2008, we completed the acquisition of CBS and FOX affiliates in Bakersfield, California for $55.3 million in cash.

•

In December 2008, we completed our sale of 100% of the outstanding membership interests in Panlocal Media LLC, Panlocal Media, owned and operated Pegasus News (“Pegasus”), an online hyper-local media pioneer based in Dallas, Texas. As consideration for the sale, the buyer paid Fisher Broadcasting $1.5 million in cash and granted us and our affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in our existing television and radio markets to deliver personalized online local news, information and advertising. We acquired Pegasus for approximately $1.5 million in July 2007. We report the results of operations of Pegasus as discontinued operations in our consolidated statement of operations for 2008 and 2007. See Note 2 to our consolidated financial statements.

•

During 2008, we sold our remaining 2.3 million shares of the common stock of Safeco Corporation, an insurance and financial services corporation. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to us of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million that is included in other income, net for 2008. In December 2007, we sold approximately 700,000 shares of Safeco Corporation common stock. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to us of approximately $40.6 million. We had been a shareholder of Safeco Corporation since 1923.

•

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

•

In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. (“DataSphere”) for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Earlier in 2009, we also entered into an agreement with DataSphere to utilize its technology and sales solution for our launch of over 100 hyperlocal neighborhood sites in Seattle, Washington; Portland and Eugene, Oregon; Bakersfield, California; and Boise, Idaho. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites.

•

During 2009, we repurchased $28.0 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on the extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million.

Fisher Media Services Company owns and operates Fisher Plaza, a commercial building that includes a data center located near downtown Seattle. The data center is designed to enable companies to distribute analog and digital media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of companies, including media and communications companies. Fisher Plaza was completed in the summer of 2003 and had a net book value of approximately $109 million as of December 31, 2009.

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our television stations and our Internet business discussed below. The radio segment includes the operations of our radio stations discussed below. The Fisher Plaza segment includes the operations of Fisher Plaza discussed below. See Note 15 to our consolidated financial statements for information about the financial results for our segments for the years ended December 31, 2009, 2008 and 2007.

Employees

We employed 837 full-time employees as of December 31, 2009. Approximately 16% of our workforce, located primarily at our KOMO TV, KATU TV, KBAK TV, KBFX CA and KBCI TV operations, is subject to collective bargaining agreements.

Television Segment

Our television segment includes our television operations as well as our Internet business. For information on our Internet business, see “Internet” below.

Our Television Stations

The following table sets forth selected information about our television stations as of December 31, 2009:

Station	Market Area (1)	DMA Rank (2)	Network Affiliation	Expiration Date of Affiliation Agreement
KOMO-TV	Seattle-Tacoma, WA	13	ABC	August 31, 2014
KUNS-TV	Seattle-Tacoma, WA	13	Univision	September 12, 2011
KATU (TV)	Portland, OR	22	ABC	August 31, 2014
KUNP (TV)	LaGrande, OR	22	Univision	September 12, 2011
KUNP-LP	Portland, OR	22	Univision	September 12, 2011
KBCI-TV (3)	Boise, ID	112	CBS	February 29, 2016
KYUU-LP (4)	Boise, ID	112	Independent	N/A
KVAL-TV	Eugene, OR	119	CBS	February 29, 2016
KCBY-TV	Coos Bay, OR	119	CBS	February 29, 2016
KPIC (TV) (5)	Roseburg, OR	119	CBS	February 29, 2016
KBAK-TV	Bakersfield, CA	125	CBS	March 3, 2016
KBFX-CA	Bakersfield, CA	125	FOX	June 30, 2010
KIMA-TV	Yakima, WA	126	CBS	February 29, 2016
KEPR-TV	Pasco/Richland/Kennewick, WA	126	CBS	February 29, 2016
KUNW-CA	Yakima, WA	126	Univision	September 12, 2011
KVVK-CA	Pasco/Richland/Kennewick, WA	126	Univision	September 12, 2011
KORX-CA	Walla-Walla, WA	126	Univision	September 12, 2011
KLEW-TV (6)	Lewiston, ID	N/A	CBS	February 29, 2016
KIDK (TV)	Idaho Falls-Pocatello, ID	162	CBS	February 29, 2016
KXPI-LP (7)	Pocatello, ID	162	Independent	N/A

(1)	“Market Area” refers to the television market served by each station. Most stations are located in the Nielsen DMA, which represent exclusive geographic areas of counties in which the home market stations are estimated to have the largest quarter-hour audience share.

(2)	DMA Rank represents the DMA ranking by size of the market area in which each station is located. DMA Rank is based on January 2010 estimates published by Nielsen. The legend “NA” designates that the station is not located in a Nielsen DMA.
(3)	Effective February 1, 2010 we changed our call letters from KBCI TV back to KBOI TV, its original call letters.
(4)	Prior to June 10, 2009 our call letters were KUNB LP.
(5)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.
(6)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.
(7)	Prior to April 22, 2009 our call letters were KPPP LP.

We have been affiliated with ABC and CBS for more than 50 years, Univision since 2006 and FOX since 2005.

KOMO-TV and KUNS-TV, Seattle-Tacoma, Washington

KOMO-TV and KUNS-TV operate in the Seattle-Tacoma DMA, which has approximately 1.8 million television households and a population of approximately 4.5 million. According to Nielsen, in 2009, approximately 72% of the population subscribed to cable and 19% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Liberty Mutual Group, PACCAR Inc, Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, amazon.com, Inc., T-Mobile-USA and Weyerhaeuser Company.

KOMO-TV began broadcasting in 1953. The station’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO-TV produces 38 hours of live local news per week on its digital channels. In 2008, the Radio and Television News Directors Association honored KOMO-TV News with the Edward R. Murrow national award for Overall Excellence and in 2009 the station received regional awards for Investigative Reporting, Newscast, Sports Reporting, and Writing. In 2009, the National Association of Television Arts and Sciences awarded 14 Emmys to the station for program and individual excellence.

KUNS-TV began serving as Seattle’s first Univision station in January 2007. According to Nielsen, the Seattle-Tacoma DMA has approximately 99,000 Hispanic households and ranks as the 27th largest Hispanic market in the United States. KUNS-TV produces five hours of locally produced television news per week on its digital channel.

KATU (TV) and KUNP (TV), Portland and La Grande, Oregon

KATU (TV) and KUNP (TV) serve the Portland DMA, which has approximately 1.2 million television households and a population of approximately 3.0 million. According to Nielsen, around 58% of Portland’s population subscribed to cable-television service in 2009, while approximately 27% of households are listed as subscribers to alternative delivery systems. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Oregon Health & Science University, Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU (TV) currently broadcasts 37.5 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday to Friday local talk/information programs.

In 2009, KATU (TV) won an Edward R. Murrow Award for outstanding news series “Fight for Faith” and two Television Emmy Awards for “Continuing Coverage” and “Best News Team Coverage”. KATU (TV) was also honored with the following awards by the Oregon Association of Broadcasters in 2009: “Best Coverage of Breaking News”, “Best Uniquely Oregon Program Produced by Station”, “Best Single Sports Story” and “Best Public Affairs Program”.

KUNP (TV) has been a Univision affiliate since before we acquired the stations in 2006. According to Nielsen, the Portland DMA has approximately 87,000 Hispanic television households and is the 31st largest Hispanic market in the United States. KUNP (TV) produces five hours of locally produced news per week.

KBCI-TV and KYUU-LP, Boise, Idaho

KBCI-TV and KYUU-LP serve the Boise, Idaho DMA, which has approximately 262,800 television households and a total population of approximately 683,000. According to Nielsen, an estimated 31% of the television households in the Boise DMA subscribe to cable television with another 44% subscribing to an alternative delivery system. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include Hewlett-Packard Company, Micron Technology, Inc., Boise State University, Albertson’s and Saint Alphonsus Regional Medical Center. Boise was recognized by Forbes Magazine in 2008 as the second-best “Place for Business and Careers”. Kiplinger’s July 2008 issue ranked Boise fourth among the “10 Greatest Places to Live, Work and Play.”

KBCI-TV and KYUU-LP currently broadcast 30 hours per week of live local news programs. In 2009, KBCI-TV was honored by the Idaho State Broadcasters’ Association for “Best Newscast” and “Best Spot News”. The station was also nominated for two Emmys and received awards from the Idaho Press Club for “Best Investigative Report” and “Best Light Feature Report.” KYUU-LP features “Retro TV” programming and also broadcasts 3.5 hours of local news programming every weekday.

KVAL-TV, KCBY-TV, KPIC (TV), Eugene, Coos Bay and Roseburg, Oregon

KVAL-TV, KCBY-TV, and KPIC (TV) (collectively “KVAL+”) serve the Eugene DMA, which has approximately 242,000 television households and a population of approximately 571,000. According to Nielsen, around 52% of the Eugene DMA’s population subscribed to cable-television service in 2009, while approximately 34% of households are listed as subscribers to alternative delivery systems. KVAL-TV’s broadcast studios are located in Eugene. KCBY-TV, in Coos Bay and KPIC (TV), in Roseburg, are KVAL-TV’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities—University of Oregon in Eugene and Oregon State University in Corvallis, Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Enterprise Car Rental, and Roseburg Forest Products.

KVAL+ broadcasts 22 hours of live local news per week. KVAL+ has a long tradition of award-winning news, public affairs programming and information. In 2009, KVAL+ won 15 Oregon Associated Press awards including seven first place, four second place and four third place awards. KVAL+ was also recognized by the AP for “Best Newscast” and “Overall Excellence”. In the Oregon Association of Broadcasters’ annual competition amongst all Oregon television stations, KVAL+ won awards for “Best Website” and “Best Weathercast” and received “2009 Station of the Year” recognition as a result of combined work in public service, news, commercial production, and community projects.

KBAK-TV and KBFX-CA, Bakersfield, California

KBAK-TV (CBS) and KBFX-CA (Fox) serve the Bakersfield, California DMA. Ranked as the 125th largest television market, Bakersfield has approximately 223,000 television households and a population of approximately 687,000. According to Nielsen, in 2009, approximately 56% of the population subscribed to cable, while approximately 32% of households are listed as subscribers to alternative delivery systems. The Bakersfield economy is based on agriculture (ranching and row crops), petroleum, and the defense and aerospace industries. The U.S. Department of Defense accounts for approximately 28% of total Kern County employment. The region continues to grow in the areas of manufacturing, distribution, health care, and agriculture-related business services. Major employers in the Bakersfield area include Occidental, Chevron, Frito Lay, Nestle, and the University of California at Bakersfield.

KBAK-TV currently broadcasts 25 hours of live local news weekly, and KBFX-CA broadcasts 16 hours of news weekly. KBAK-TV produces Health Alert, a locally produced program on health issues, which airs on Sunday at 6:30 p.m. Major station community initiatives include cancer prevention, research, and treatment. In 2009, KBAK-TV was recognized with numerous awards. For example, “The War Within”, anchor Kurt Rivera’s series on veterans with post traumatic stress was recognized with a Edward R Murrow Award, an Emmy, and an Associated Press Mark Twain Award. The 2009 KBAK/KBFX videographers were recognized by the National Press Photographer’s Association for Breaking News coverage.

KIMA-TV, KEPR-TV, KLEW-TV, KUNW-CA, KVVK-CA, KORX-CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho

KIMA-TV serves the Yakima, Washington area while its satellite stations, KEPR-TV and KLEW-TV, serve the Pasco-Richland-Kennewick, Washington (the “Tri-Cities”), and Lewiston, Idaho, respectively. Together, the Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 219,000 television households and a population of approximately 609,000. According to Nielsen, the market has a 42% cable penetration and a 44% alternate delivery system penetration. KLEW-TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW-TV serves approximately 165,000 people in approximately 65,000 television households.

The area covered by KIMA-TV, KEPR-TV and KLEW-TV has an economic base that consists primarily of agriculture, nuclear technology, government, manufacturing and the wholesale food processing and tourism industries, as well as being the core of Washington wine country. Major employers include Battelle, Inc., Clearwater Paper, Con Agra Foods, Inc., Duratek, Inc., Tyson Foods, Inc., Energy Northwest, CH2M HILL Companies, Ltd., Fluor Corporation, Bechtel Corporation, Lockheed Martin Corporation, Siemens AG, Tree Top, Inc., Noel Corp., and Boise Cascade.

KIMA-TV and KEPR-TV each broadcast nearly 20 hours per week of scheduled live local news programs. According to Nielsen, KIMA/KEPR ranks first in news at 5, 6 and 11 p.m., and reach 53% of the local news audience at 5 p.m. against both ABC and NBC local news. In 2009, KEPR-TV won eight awards from the Society of Professional Journalists, Region 10 (the Northwestern United States), including first place for “Best Newscast” and “Best Feature News Report”.

KUNW-CA, Yakima, KVVK-CA, Kennewick, and KORX-CA, Walla Walla (together, “KUNW+”) are the Univision affiliates in the Yakima, Washington DMA. According to Nielsen, the Yakima market has approximately 43,000 Hispanic television households and is the 51st largest Hispanic market in the United States. KUNW+ produces a local newscast each weekday and also broadcasts interviews with members of the Hispanic community throughout the day.

KIDK (TV) and KXPI-LP, Idaho Falls-Pocatello, Idaho

KIDK (TV) and KXPI-LP serve the Idaho Falls-Pocatello market, which has approximately 127,000 television households and a population of approximately 345,000. According to Nielsen, an estimated 36% of the television households subscribe to cable, with approximately 45% subscribing to an alternative delivery system. The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, Brigham Young University-Idaho, Eastern Idaho Regional Medical Center, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK (TV) broadcasts 19 hours per week of live local news programs. In 2009, KIDK (TV) received two first place awards by the Idaho Press Club. KXPI-LP is the My Network TV affiliate and airs syndicated programming, along with a live 9 p.m. newscast. KXPI-LP provides 3.5 hours of live news programming per week along with 13.5 hours of rebroadcast newscasts from KIDK (TV).

Television Broadcasting Industry

The Federal Communications Commission (“FCC”) grants licenses to build and operate broadcast television stations. Currently, a limited number of channels are available for television broadcasting in any one geographic area.

According to Nielsen, there are approximately 115 million television households in the United States (household universe estimates), of which approximately 72 million are cable households, and a total of approximately 104 million receive television via cable or an alternative delivery service. According to Nielsen, on average, overall household television viewing is 58 hours per week.

Television stations primarily receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenue render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenue of individual broadcast television stations. Broadcasters are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies (as has been the case recently), employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of our revenue in election years depends on many factors, such as whether Washington, Oregon, California and Idaho are contested states in a presidential election and the extent of local and regional ballot initiatives. See “Risk Factors – We depend on advertising revenues, which fluctuate as a result of a number of factors” below for additional information.

Digital Television Transition

The Digital Television standard, or DTV, developed after years of research and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same size channel (6 megahertz (“MHz”)) as the analog standard television system. All full-power television stations in the United States were required by law to discontinue analog service and to operate only in DTV no later than June 12, 2009. Stations that are not licensed as full-power television stations are permitted to continue to transmit in analog until an as yet determined date. The transition to DTV required consumers who relied on over-the-air reception of broadcast signals to purchase new television receivers capable of displaying DTV signals or set-top boxes that can receive digital signals and convert them to analog signals for display on existing receivers.

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

Beginning in 2002, the FCC required all commercial television broadcasters to transmit programming in DTV format in addition to their existing analog service. The FCC allotted to each station a temporary DTV channel, in addition to its existing analog channel, for this purpose. During 2008, the FCC completed its proceeding to allot DTV channels to each full-power station for post-transition use. The FCC authorized most stations to operate on either their existing DTV channel or their existing analog channel after the DTV transition. A few stations were allotted a third channel for post-transition use.

Stations that switched to a channel other than their current DTV channel were with few exceptions, required to construct DTV transmission facilities specified by the FCC by June 12, 2009. In general, stations are able to serve approximately the same number of viewers using their post-transition facilities as they served using their analog facilities.

The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Analog Channel	Digital Channel		Currently Broadcasting in Digital Format (1)
KOMO-TV	Seattle-Tacoma, WA		38		Yes
KUNS-TV	Seattle-Tacoma, WA		50		Yes
KATU (TV)	Portland, OR		43		Yes
KUNP (TV)	LaGrande, OR		16		Yes
KUNP LP	Portland, OR	47			No
KVAL-TV	Eugene, OR		13		Yes
KCBY-TV	Coos Bay, OR		11		Yes
KPIC (TV)	Roseburg, OR		19		Yes
KIMA-TV	Yakima, WA		33		Yes
KEPR-TV	Pasco/Richland/Kennewick, WA		18		Yes
KBAK-TV	Bakersfield, CA		33		Yes
KBFX-CA	Bakersfield, CA		29		No
KUNW-CA	Yakima, WA		30		Yes
KVVK-CA	Pasco/Richland/Kennewick, WA		15		No
KORX-CA	Walla-Walla, WA	16			No
KLEW-TV	Lewiston, ID		32		Yes
KBCI-TV (2)	Boise, ID		28	(9)	Yes
KYUU-LP (3)	Boise, ID	35			No
KIDK (TV)	Idaho Falls-Pocatello, ID		36		Yes
KXPI-LP (4)	Pocatello, ID	24			No

(1)	We have completed construction and commenced operation of stations KOMO-DT, Seattle, KUNS-DT, Bellevue, KATU-DT, Portland, KVAL-DT, Eugene, KCBY-DT, Coos Bay, KPIC-DT, Roseburg,

KEPR-DT, Pasco, KIMA-DT, Yakima, KBCI-DT, Boise, KIDK-DT, Idaho Falls and KBAK-DT, Bakersfield with digital facilities in compliance with the FCC’s rules pursuant to authorizations issued by the FCC. KIMA-DT, Yakima and KLEW-DT, Lewiston have commenced DTV operations with reduced facilities pursuant to special temporary authority (“STA”) granted by the FCC and a License Application to make those facilities permanent will be filed in the near future. KUNW, Yakima has commenced operation on its digital companion channel. KVVK, Kennewick is under construction to convert from analog to digital on channel 15. KBFX, Bakersfield has been granted a Construction Permit for digital operation on channel 29. None of our low power television stations have been granted a digital companion channel. KUNP, La Grande was not originally granted a paired DTV channel and operation on its former analog channel was granted in 2009, construction has been partially completed and will be completed soon and the license application will be filed in the near future. A Construction Permit Application to change the digital channel assignment of KBCI, Boise from channel 28 to channel 9 is pending with the FCC.

(2)	Effective February 1, 2010 we changed our call letters from KBCI TV back to KBOI TV, its original call letters.
(3)	Prior to June 10, 2009 our call letters were KUNB LP.
(4)	Prior to April 22, 2009 our call letters were KPPP LP.

The FCC has adopted rules to limit the amount of interference that full-power DTV stations may cause to other stations. It also has acknowledged that the DTV transition may result in interference to existing low-power television stations and translators, particularly in major television markets. Although most low-power stations are required to accept interference from full-power television stations, certain low-power stations, known as “Class A” stations, have greater interference protection rights. Some low-power and translator stations were “displaced” by the FCC’s channel allotment process for full-power stations, and the FCC has allowed such stations to either apply for a “paired” digital channel on which they can operate simultaneously with their existing analog operations or to choose to convert directly from analog to digital transmissions in the future.

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of LMAs and joint sales agreements (“JSAs”) by which one entity agrees to provide administrative and other services to a station operated by another entity, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.

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

Our stations compete for a share of television viewership against local network-affiliated and independent stations, as well as against programming provided by cable, direct broadcast satellite (“DBS”), and similar multichannel video programming services. These service providers can increase competition faced by a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience to the extent permitted by the FCC’s rules, and also by serving as a distribution system for non-broadcast programming originated on these systems. To the extent cable and other multichannel video distribution system operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue.

Other sources of competition for Fisher’s television stations include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including iPods and iPhones). Our television stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers, and Internet Protocol Television (“IPTV”). We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

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

Advertising.    Television advertising rates are based on the size of the market in which a station operates, a program’s popularity among the viewers an advertiser wishes to attract in that market, the number of advertisers competing for the available time, the demographic make-up of the market served by the station, the availability of alternative advertising media in the market area, the presence of aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Our stations compete for advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, DBS services, radio, magazines, Internet websites, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, another source of revenue is political and advocacy advertising, the amount of which fluctuates significantly, particularly being higher in national election years and very low in years in which there is little election or other ballot activity. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets on the basis of the above factors as well as on the basis of advertising rates charged by competitors. Generally, a television broadcasting station in one market area does not compete with stations in other market areas. Our television stations are located in highly competitive markets.

Digital Television.    With digital television, broadcasters may transmit one high-definition picture and additional channels of standard-definition television. Broadcasters may multicast many choices of programming during the day and reduce the number of channels in the evening in order to feed a high-definition signal for prime-time. DTV technology makes it possible for broadcasters to offer more choices to viewers. Like traditional television channels, competition in digital television takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. Our stations compete for television viewership share against traditional television stations, as well as against cable programming and alternate methods of television program distribution, such as DBS program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for non-broadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue. Other sources of competition for our digital television stations include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including iPods and iPhones). Our multicast stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Radio Segment

Radio Markets and Stations

The following table sets forth certain information regarding our radio stations.

Market	Station	Dial Position	Power	Format
Seattle, WA	KOMO AM/FM	1000 kHz/97.7MHz	50 kW	News
Seattle, WA	KVI AM	570 kHz	5 kW	Talk
Seattle, WA	KPLZ FM	101.5 MHz	100 kW	Hot Adult Contemporary
Great Falls, MT	KXGF AM	1400 kHz	1 kW	Adult Contemporary
Great Falls, MT	KQDI AM	1450 kHz	1 kW	Talk
Great Falls, MT	KQDI FM	106.1 MHz	100 kW	Classic Rock
Great Falls, MT	KIKF FM	104.9 MHz	94 kW	Country
Great Falls, MT	KINX FM	107.3 MHz	94 kW	4 decades of hits

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3.4 million with news and entertainment radio services. KOMO (AM/FM) and KVI (AM) have been on the air since 1926 and KPLZ (FM) has been on the air since 1959. According to 2008 data provided by Arbitron, Seattle is the 13th largest radio market in the United States. KOMO (AM/FM) is Seattle’s only all news format station. KVI (AM) programs a talk radio format with a mix of local and national issue-oriented programming. KPLZ (FM) programs “Hot Adult Contemporary” music.

Effective March 1, 2002, we entered into a JSA with classical music station KING FM. Pursuant to the agreement, the licensee of the station, Classic Radio, Inc., retains all operating accountability, while we pay KING FM a flat fee, subject to annual adjustment, and a share of the net revenue generated by the sale of advertising time for the right to sell substantially all the commercial advertising on the station. This agreement was amended during 2006 and the term was extended through June 30, 2011.

See “Company Description” above for information on the May 2009 LMA with South Sound.

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

Radio station revenue is generally affected by the same economic trends and factors as television station revenues, as described in the section entitled “Television Segment—Television Broadcasting Industry” above.

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

The FCC has authorized Direct Audio Radio from Satellite (“DARS”) to broadcast over a separate frequency spectrum (the S-Band, between 2.31 and 2.36 gigahertz). Sirius XM Radio Inc. is currently offering programming via S-Band satellite channels. Sirius XM Radio offers numerous programming channels on a monthly fee basis. Some of its program channels contain commercial announcements, but they do not currently insert local commercials. Radios capable of receiving these digital signals are available as after-market equipment and in selected new vehicles. While DARS stations are not currently expected to significantly compete for local advertising revenue, they compete for listenership, and may dilute the overall radio audience growth scale.

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

The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations, as have “podcasts” which contain programming compilations intended to be recorded on personal audio devices and replayed later, and personal audio systems like iPods, iPhones and MP3 players. These technologies and devices provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations.

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

Internet

Our Internet business is included in our television segment. Technology is impacting the distribution and consumption of traditional broadcast media. Developments in digital technology, the Internet, and other interactive media have fundamentally changed the competitive landscape and have created an entirely new way for consumers to experience media. In April 2006, we formed the Fisher Interactive Network to bring together our digital media assets. The following table sets forth selected information about our primary television and radio websites:

Property	Market Area	Website URL
KOMO-TV	Seattle-Tacoma, WA	www.komonews.com
KOMO AM	Seattle-Tacoma, WA	www.komonews.com
KVI AM	Seattle-Tacoma, WA	www.570kvi.com
KPLZ-FM	Seattle-Tacoma, WA	www.star1015.com
KUNS-TV	Seattle-Tacoma, WA	www.univisionseattle.com
KATU-TV	Portland, OR	www.katu.com
KUNP-TV	Portland, OR	www.univisionportland.com
KVAL-TV	Eugene, OR	www.kval.com
KCBY-TV	Coos Bay, OR	www.kcby.com
KPIC-TV	Roseburg, OR	www.kpic.com
KIMA-TV	Yakima, WA	www.kimatv.com
KEPR-TV	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW-TV	Lewiston, ID	www.klewtv.com
KBCI-TV (1)	Boise, ID	www.kboi2.com
KIDK-TV	Idaho Falls-Pocatello, ID	www.kidk.com
KBAK-TV/KBFX-CA	Bakersfield, CA	www.bakersfieldnow.com

(1)	Effective February 1, 2010 we changed our call letters from KBCI TV back to KBOI TV, its original call letters.

Hyperlocal Websites

In addition to its primary station websites discussed above, since August 2009, we have launched over 100 hyperlocal websites, each focused on news, information and entertainment specific to an individual geographic neighborhood within the Seattle-Tacoma, Portland, Eugene, Bakersfield and Boise market areas. These sites provide local communities with added coverage of locally-focused news and stories that would not otherwise appeal to the broader audiences reached by our television and radio stations. The sites are an important part of our broadcast-to-broadband initiative to provide neighborhood information at a grassroots level while enabling local businesses to efficiently reach their customers. We are also working with our technology and sales provider, DataSphere Technologies, Inc., in its distributions of the hyperlocal solution to other broadcast companies.

Competition

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

Audience.    Our websites compete for audience on the basis of content, which has a direct effect on advertising rates. As a website’s audience grows the website operator is capable of charging a higher rate for advertising. New content and audience features are regularly created to target advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and are designed to improve the site’s overall audience share.

Advertising.    Internet advertising rates are based on the mix of media outlets in the geographic-targeting area, the page views and unique visitors of the website, the ability of the website to target various demographic and psychographic groups, the number of advertisers competing for available inventory, the availability of alternative advertising media in the geo-target area, the presence of aggressive and knowledgeable sales forces and the development of projects and features that tie advertisers’ messages to the content. Our websites compete for revenue with other websites and, to a lesser degree, with other advertising media such as television, radio, cable, newspapers, yellow page directories, direct mail, outdoor and transit advertising. Competition for advertising dollars occurs at the national and local level and is subject to changes in rates generally. While there are no geographic barriers to accessing websites, most news and information-based websites serving a local market compete for audience and revenue on a geo-targeted basis.

Federal Regulation

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover many areas of station operations, including but not limited to allotment of television and radio channels to particular frequencies and communities, approval of station operating parameters, issuance, renewal, revocation or modification of licenses, changes in the ownership or control of licensees, regulation of equipment, and the employment practices of stations. The FCC has the power to impose penalties, including monetary forfeitures or license revocations, for violations of Communications Act and its rules.

The following discussion summarizes the federal statutes and regulations material to our operations, but does not purport to be a complete summary of all the provisions of the Communications Act or of other current or proposed statutes, regulations, and policies affecting our business. The summaries which follow should be read in conjunction with the text of the statutes, rules, regulations, orders, and decisions described herein.

Programming and Operations.    The Communications Act requires broadcasters to serve the “public interest.” Stations must periodically document their presentation of programming responsive to local community problems, needs and interests. Complaints concerning programming may be considered by the FCC at any time.

The FCC has numerous regulations and policies relating to the operation of broadcast stations including rules and policies concerning the maximum rates that stations may charge for certain political advertising, sponsorship identification disclosures, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount of commercial matter in and adjacent to certain children’s programming, closed captioning, the emergency alert system, the provision of emergency information to individuals with hearing and visual disabilities, the advertising of cigarettes or smokeless tobacco, the provision of equal opportunities in broadcast employment, broadcast technical operations, and the requirement to maintain for public inspection certain documentation regarding a number of aspects of station operations.

In addition, federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material from 6 a.m. through 10 p.m., local time. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane material to $325,000 for each “violation,” with a cap of $3 million for any “single act.” The FCC’s indecency enforcement policy was reviewed by the U.S. Supreme Court in 2009. The U.S. Supreme Court upheld the FCC’s “fleeting expletives” indecency policy on administrative law grounds but remanded cases to the U.S. Court of Appeals for the Second and Third Circuits for review of the FCC’s policy on First Amendment constitutional grounds. Those cases remain pending.

New Licenses.    The FCC licenses television and radio stations to particular communities. The FCC occasionally accepts applications for authority to construct new television and radio stations on unused channels. Auctions are held by the FCC if more than one party files an application for the same unused channel. A petition to deny a winning application must be resolved through FCC consideration of the applicant’s qualifications and the application’s compliance with FCC rules.

Assignments and Transfers.    Assignment of a license or transfer of control of a broadcast licensee requires prior FCC consent. The FCC releases public notice of applications for such consent, and interested parties may petition to deny such applications. The FCC considers the qualifications of the assignee or transferee, the compliance of the transaction with the FCC’s ownership rules, and other factors in order to determine whether the public interest would be served by such change in ownership.

Digital Broadcasting.    The Communications Act and the FCC required full power television stations to transition from analog television service to digital television service in 2009. In February 2009, the deadline for the national digital transition was extended from February 17, 2009, to June 12, 2009. All of our full power television stations have completed the transition and are operating with digital facilities in compliance with FCC rules. At this time, Class A Television Stations, Low Power Television Stations, and Television Translator Stations are not required to convert to digital television service.

The FCC’s rules permit, but do not require, FM and AM stations to broadcast digitally. Digital FM stations were permitted to operate with a power level not in excess of one percent of the station’s authorized analog power. However, in January 2010, the FCC changed its rules to permit operation with up to a maximum of ten percent of authorized analog power.

License Renewal.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for eight-year terms (subject to short-term renewals in certain circumstances). The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. During the consideration of a license renewal application, interested parties may petition to deny the application. The FCC will grant the renewal application and dismiss any petitions to deny if it determines that the licensee meets the statutory renewal standards based on a review of the licensee’s performance during the preceding license term. Competing applications for the same frequency may not be filed until after the FCC has denied an incumbent’s application for license renewal and opened a filing window for an auction among new applications.

Failure to observe FCC rules and policies, including, but not limited to, those discussed in this document, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

While the vast majority of such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If a station license is not renewed by the expiration date, the station’s authority to operate is automatically extended while a renewal application is on file and under review.

The expiration date for the broadcast licenses of our television stations are as follows:

Station	Market Area	Expiration Date
KOMO-TV	Seattle-Tacoma, WA	February 1, 2015
KUNS-TV	Seattle-Tacoma, WA	February 1, 2015
KATU (TV) (and related translator stations)	Portland, OR	February 1, 2007(1)
KUNP (TV)	LaGrande, OR	February 1, 2015
KUNP-LP	Portland, OR	February 1, 2015
KVAL-TV (and related translator stations)	Eugene, OR	February 1, 2015
KCBY-TV (and related translator stations)	Coos Bay, OR	February 1, 2015
KPIC (TV) (and related translator stations)	Roseburg, OR	February 1, 2015
KIMA-TV	Yakima, WA	February 1, 2015
KEPR-TV	Pasco/Richland/Kennewick, WA	February 1, 2015
KBAK-TV	Bakersfield, CA	December 1, 2014
KBFX-CA	Bakersfield, CA	December 1, 2014
KUNW-CA	Yakima, WA	February 1, 2015
KVVK-CA	Pasco/Richland/Kennewick, WA	February 1, 2015
KORX-CA	Walla-Walla, WA	February 1, 2015
KLEW-TV	Lewiston, ID	October 1, 2014
KBCI-TV (and related translator stations) (2)	Boise, ID	October 1, 2014
KYUU-LP (3)	Boise, ID	October 1, 2014
KIDK (TV) (and related translator stations)	Idaho Falls-Pocatello, ID	October 1, 2014
KXPI-LP (4)	Pocatello, ID	October 1, 2014

(1)	The license renewal application for KATU (and KATU’s translator stations) for the term expiring February 1, 2007, was timely filed in September 2006. On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it. KATU’s authority to operate is automatically extended while its renewal application is on file and under review.
(2)	Effective February 1, 2010 we changed our call letters from KBCI TV back to KBOI TV, its original call letters.
(3)	Prior to June 10, 2009 our call letters were KUNB LP.
(4)	Prior to April 22, 2009 our call letters were KPPP LP.

The license terms of all of our Montana radio stations expire on April 1, 2013. The license terms of our radio stations in Seattle expire on February 1, 2014.

The non-renewal or revocation of one or more of our FCC licenses could harm our radio broadcasting operations.

Ownership Restrictions.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media.

Under the FCC’s attribution policies, the following relationships and interests generally are attributable for purposes of the FCC’s broadcast ownership restrictions:

•	holders of 5% or more of a corporation’s voting stock, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest;

•	all officers and directors of a licensee and its direct or indirect parent(s);

•	any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•

equity and/or debt interests which in the aggregate exceed 33% of a licensee’s total assets (or, where the entity in which the interest is held is an “eligible entity,” either 50% of combined equity and debt or 80% of the total debt when the debt holder holds no equity interest), if the interest holder supplies more than 15% of the station’s total weekly programming or is a same-market broadcast company, cable operator or newspaper (the “equity/debt plus” standard).

If an attributable shareholder of the Company or other attributable party has or acquires an attributable interest in other broadcast stations or daily newspapers, depending on the location and nature of such stations or newspapers, such interest may violate the FCC’s multiple ownership rules and may impact our business or ability to acquire or sell media properties in the future.

The FCC’s currently effective ownership rules that are material to our operations are summarized below:

National Television Ownership Limits

The Communications Act, as amended in 2004, prohibits a single entity from holding attributable interests in television stations that have an aggregate national audience reach exceeding 39% of television households. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. Further, the FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap due to the historically weaker signal coverage for stations operating in the UHF band (frequency channels above 13). In light of the completion of the national transition to digital television, the propriety of the UHF discount may be the subject of further administrative proceedings, but the discount currently remains in effect.

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power television station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple television stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two television stations in the same DMA is permitted where (i) there is no impermissible contour overlap among the stations; (ii) where at least one of the two stations is not ranked among the top four stations in the DMA and at least eight separately-owned full-power television stations will remain after the combination is created; or (iii) where certain waiver criteria are met for “failed” or “failing” stations. In addition, stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the Local Television Ownership Limits. Class A Television Stations, Low Power Television Stations, and Television Translator Stations are not subject to the Local Television Ownership Limits.

Local Radio Ownership Limits

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by Arbitron and reported by BIA/Kelsey, or, in the case of stations within communities of license located outside of Arbitron-rated markets, certain overlapping or intersecting signal contours. Depending on the size of the market, a single entity may have attributable interests in two to eight commercial radio stations (with no more than five stations in the same service (AM or FM)).

Cross-Ownership Restrictions

A party may have attributable interests in both television and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending on the number of independent media voices in the market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the Local Television Ownership Limits, two television stations and six radio stations.

The FCC’s rules prohibit the licensee of a radio or television station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published (the “Broadcast-Newspaper Cross-Ownership Rule”). The FCC revised the Broadcast-Newspaper Cross-Ownership Rule in February 2008. However, the revised rule is under review with the U.S. Court of Appeals for the Third Circuit which has stayed its effectiveness. Under the revised rule, notwithstanding the general prohibition, newspaper/broadcast cross-ownership would be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction; and (iv) where the transaction involves a television station, that station is not ranked among the top four stations in the DMA. We cannot predict the outcome of the Third Circuit’s review of the revised rule or whether the Third Circuit will lift its stay on the effectiveness of the revised rule.

Foreign Ownership

The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a broadcast licensee entity, or more than a 25% interest in the parent entity of a licensee. As presently organized, we comply with the FCC’s foreign ownership restrictions.

Local Marketing Agreements.    LMAs, sometimes also referred to as “Time Brokerage Agreements” or “TBAs” typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a radio or television station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station programming more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the other station. In May 2009, we entered into an attributable three year LMA with South Sound which permits us to provide programming for and sell the advertising time of KOMO-FM, Oakville, Washington. While the KOMO-FM LMA is attributable to us, such attribution does not cause us to exceed the FCC’s ownership limitations.

Joint Sales Agreements.    JSAs typically involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Under the FCC’s attribution policies, the licensee of a radio station selling more than 15% of the advertising of another radio station in the same market is considered to have an attributable interest in the other station. In contrast, television station JSAs are not attributable under the FCC’s policies. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains unresolved.

Quadrennial Regulatory Reviews.    Section 202(h) of the Telecommunications Act of 1996 requires the FCC to review its ownership rules every four years to “determine whether any of such rules are necessary in the public interest as the result of competition.” Under Section 202(h), the FCC “shall repeal or modify any regulation it determines to be no longer in the public interest.” Recently, the FCC commenced its 2010 Quadrennial Review of its media ownership rules and is conducting a series of public forums and workshops designed to collect information and solicit public input for the 2010 review.

The FCC concluded its 2006 Quadrennial Review in February 2008, in which the FCC also addressed issues raised by the U.S. Court of Appeals for the Third Circuit in connection with the Third Circuit’s review of the

FCC’s 2002 ownership rule review. In the 2002 review, the FCC relaxed certain of its local ownership rules, including its Local Television Ownership Limits and its cross-ownership restrictions. It also modified its Local Radio Ownership Limits in a way that could limit our ability to acquire additional radio stations in existing markets that we serve. The FCC’s new rules were to have become effective on September 4, 2003, but were stayed by the Third Circuit. In June 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis of the record in order to justify its decision. In September 2004, the Third Circuit court lifted its stay insofar as it applied to the modified Local Radio Ownership Limits, which are largely in effect. In the 2008 remand order, the FCC liberalized its Broadcast-Newspaper Cross-Ownership Rule and declined to modify its other ownership rules (which, except for the modified Local Radio Ownership Limits, are currently in effect as effective prior to the FCC’s 2002 review). Because the Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its June 2004 order, the 2008 Broadcast-Newspaper Cross-Ownership Rule modification will not go into effect until the court has completed its review. A number of media companies and public interest groups have challenged the FCC’s February 2008 order before the Third Circuit, and others have asked the FCC to reconsider the order. Those challenges remain pending. In December 2009, the Third Circuit asked the FCC to explain why the court should not lift its stay on the effectiveness of 2008 Broadcast-Newspaper Cross-Ownership Rule modification and start hearing the new appeals. In response, the FCC requested that the court’s stay remain in place and the challenges held in abeyance until the FCC has completed its 2010 Quadrennial Review.

Network Affiliate Issues.    FCC rules regulate the television network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, as amended (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to carry the primary digital broadcast signals, but not multicast programming streams, of local commercial television stations electing mandatory carriage. Except for certain small cable systems, must-carry signals broadcast in high definition must be carried on cable systems in high definition. To ensure that all cable subscribers, including those with analog television sets, continue to be able to view all must-carry broadcast stations, for a period of three years after the June 12, 2009, national digital transition, cable operators must either (i) provide analog cable subscribers with must-carry digital television signals in an analog format or (ii) provide subscribers using analog television sets with the necessary equipment to view the must-carry digital signals. In 2009, the U.S. Court of Appeals for the Second Circuit affirmed the constitutionality of the cable must-carry rules. However, that decision has been appealed to the U.S. Supreme Court. That case remains pending.

The 1992 Cable Act also prohibits cable operators and other multichannel video programming distributors from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator.

Under the “carry-one, carry-all” provision of the Satellite Home Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), a satellite carrier is generally required to retransmit the primary digital signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the primary signal of any local television station in that DMA. Over a four-year period, from 2010 to 2013, satellite carriers are required to begin carrying such stations’ high definition signals without down-resolution. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years.

Under SHVERA, satellite carriers are permitted to retransmit distant broadcast network signals from stations outside the local television market to unserved households that cannot receive an over-the-air signal of a local network station. That provision was set to expire on December 31, 2009. However, in late 2009, Congress enacted a 60-day extension. Congress is likely to continue to extend this provision but is considering other changes to the law, including changes relating to the definition of unserved households and changes relating to multicast signals and significantly viewed signals in light of the digital transition.

Non-FCC Regulation.    A number of other federal regulations, as well as numerous state and local laws, can either directly or indirectly impact broadcast operations. Included in this category are:

•	rules and regulations of the Federal Aviation Administration affecting the location, marking, and height of broadcast towers;

•	federal, state and local environmental and land use restrictions;

•	the Copyright Act and the rules and regulations of the Copyright Office; and

•	campaign finance laws and the rules and regulations of the Federal Election Commission.

For example, in January 2010, the United States Supreme Court struck down a portion of a federal statute and certain Federal Election Commission rules and held that corporations and labor unions may make unlimited expenditures to advocate the election or defeat of a federal candidate at any point in the election cycle. As a result of the Supreme Court’s decision, it is likely that the number of political advertisements aired on broadcast stations will increase during the weeks leading up to an election. However, we are currently unable to predict whether any increases will occur in light of the current national and local economic conditions and other factors.

Proposed Legislation and Regulation and Court Litigation.    Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation is currently pending in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. In addition, in connection with the American Recovery and Reinvestment Act of 2009, the FCC is in the process of reviewing various spectrum bands, including the bands currently licensed to television broadcasters, to determine if all or a portion of the spectrum within these bands may be repurposed for wireless broadband services. Also, legislation is currently pending in Congress which would, among other things, relax the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. The FCC is also considering revisions to its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city.

In addition, legislation and regulations that directly or indirectly impact the operation of broadcast stations are now, or may become the subject of court litigation. As discussed above, the FCC’s indecency policies are under review by the U.S. Court of Appeals for the Second and Third Circuits, the FCC’s Broadcast-Newspaper Cross- Ownership Rule is under review by the Third Circuit, and the Second Circuit’s decision affirming the constitutionality of the cable must-carry rules has been appealed to the U.S. Supreme Court. In addition, the FCC’s 2008 decision to allow certain unlicensed devices to operate in frequencies adjacent to active DTV channels is under review by the U.S. Court of Appeals for the D.C. Circuit. The Company cannot predict the outcome or the impact of these cases or any other matters that are now, or may become, the subject of court litigation.

Seasonality

Our results are subject to seasonal fluctuations, and as a result, second and fourth quarter advertising revenue is typically greater than first and third quarter advertising revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures. Advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Fisher Plaza Segment

Through Fisher Media Services, we own and manage Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of technology and other media and communications companies as well as office and retail tenants. Fisher Plaza is designed to support the production and distribution of media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher data center occupants include Internet retail and services companies, media companies and telecommunication companies. Fisher also provides colocation facilities for many of its tenants. Fisher Plaza was completed in the summer of 2003 and had a net book value of approximately $109 million at December 31, 2009. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appeared to have been caused by a malfunction of bus duct equipment manufactured by a third-party. All of the final repairs and equipment replacement were completed as of December 31, 2009. Our insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and they continue to investigate the incident. We currently expect that a significant portion of our costs will be covered by our insurance policies. However, the actual amount and timing of the reimbursement of the costs remains subject to the insurance companies’ investigation. We intend to vigorously assert all claims related to the Fisher Plaza fire as necessary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments” for more information.

Occupancy levels at Fisher Plaza were 97% as of December 31, 2009, 2008 and 2007. Fisher entities occupied 43% of Fisher Plaza as of December 31, 2009, 2008 and 2007.

Available Information

Our website address is www.fsci.com. We make available on this website under “Investor Information—SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 forms and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition and future results could be adversely impacted.

The current challenging economic conditions in the United States may continue to adversely affect our results of operations, cash flows and financial condition.

The current challenging economic conditions in the United States may continue to adversely affect our operating results and the broadcast industry in general by, among other things, reducing demand for local and national broadcast advertising and making it more difficult for customers to pay their accounts. Some companies have experienced downward pressure on their stock price and credit capacity without regard to their underlying financial strength. If current levels of market disruption and volatility continue or worsen, our business, financial condition, results of operations and cash flows may continue to be adversely affected, possibly materially. In addition, our ability to access the capital markets may be severely restricted which could reduce our flexibility to react to changing economic and business conditions. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. In addition, our cash balances will not yield significant interest income in this low-interest rate environment. Such measures could include deferring capital expenditures and other discretionary uses of cash. Uncertainty about current economic conditions could also affect the volatility of our stock price. We cannot predict the timing, magnitude or duration of the current (or any future) economic downturn or any subsequent recovery.

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

•	the use of new services and devices which allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders;

•	increased competition for the leisure time of audiences, including video-on-demand, video game consoles, personal computers and other sources of home entertainment;

•	changes in the makeup of the population in the areas where our stations are located;

•	level of consumer confidence;

•	level of corporate profits and capital spending;

•	level of political advertising spending;

•	advertisers’ budgets, which are affected by broad economic trends;

•	size and demographic characteristics of our markets, especially the Pacific Northwest region; and

•	other factors that may be beyond our control.

Our net advertising revenue decreased 30% in 2009 compared to 2008 due to adverse developments in many of the above factors, including, without limitation, the health of the national and Pacific Northwest economies and 2009 being an off political spending year. If the revenue decrease continues, it will adversely affect our operating results and financial condition.

In addition, our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures. In light of the recent United States Supreme Court decision in Citizens United v. FEC in which the court struck down federal laws banning independent electoral and issue advocacy sponsored by nonprofit and for-profit corporations, we may experience higher than normal political advertising revenue in the future, including in 2010, although we are currently unable to predict whether any increases will occur in light of the current national and local economic conditions and other factors.

Also, the occurrence of disasters, acts of terrorism, political uncertainty or hostilities could cause us to lose our ability to operate our stations or, if we are able to broadcast, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

We incurred losses during 2009. We cannot assure you that we will be able to achieve profitability in the future.

During 2009, we had a loss from continuing operations before income taxes of $14 million, compared to income from continuing operations before income taxes of $71 million and $47 million for 2008 and 2007, respectively. The results for 2008 include $153 million of income from our sale of shares of Safeco Corporation common stock and a $78 million impairment charge for goodwill, intangibles and equity investments, and 2007 includes $40 million of income also resulting from our sale of shares of Safeco Corporation common stock. We cannot assure you that our plans to improve operating performance will be successful or that we will be able to achieve profitability in the future, especially given the current state of the national and regional economies and the resulting decrease in advertising revenues.

Because significant portions of our cost of services are relatively fixed, downturns in the economy harm our operations, revenue, cash flow and earnings.

Nearly all of our operations are concentrated in the Pacific Northwest region. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial strength. Operating results over the past several years, including 2009, have been adversely impacted by the negative state of the Pacific Northwest regional economy. Continued weak economic conditions in these markets would harm our operations and financial condition. Because significant portions of our costs of services are relatively fixed, we may be unable to materially reduce costs to offset declines in our revenues. As a result, we could continue to suffer net losses, which could increase if the current economic conditions deteriorate further. In addition, the significant downturn in the national economy that began in 2008 resulted (and may in the future continue to result) in decreased national advertising sales. If this continues, it could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

The current economic downturn has particularly affected certain key categories of national and local broadcast advertising segments, including specifically, the automotive industry, which represents the largest spending category in the broadcasting industry. Reductions in advertising spending by key segments in 2009 negatively affected our financial results, and a prolonged downturn in these industries could continue to harm our operations, revenue, cash flows and earnings.

Continued difficulties in the automotive, retail and other key advertising categories could materially affect our results and the value of our common stock.

A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors. Continued difficulties, including bankruptcies, in these and other key industries, have adversely affected total advertising expenditures in the United States. For example, on the national level, automotive-related advertising decreased 28% from 2008 to 2009, retail-related advertising decreased 12% from 2008 to 2009 and professional services-related advertising decreased 15% from 2008 to 2009. Reductions in spending by these and other industries over the course of 2010 could continue to adversely affect our results of operations and cash flows, and the value of our common stock.

We have a significant amount of intangible assets and we have recorded substantial impairments of these assets in the past. Future write-downs of intangible assets would reduce net income or increase net loss, which could materially and adversely affect our results of operations and the value of our common stock.

We currently have approximately $55.2 million of goodwill, intangibles and equity investments included in our total assets, which represents approximately 17% of our total assets. We test goodwill at the reporting unit level and intangible assets annually in October or whenever certain triggering events or circumstances occur, including, but not limited to changing business conditions and outlook, significant slowdown in the economic environment, and significant reduction in our market capitalization, indicating that goodwill or intangible assets might be impaired. Recent trends in advertising revenues have adversely affected investors’ outlooks on our market value. If revenue trends continue to worsen, this may be considered an indicator of impairment and could require us to perform an impairment analysis in advance of our annual impairment testing. In addition, any significant shortfall in advertising revenue could lead to a downward revision in the fair value of certain reporting segments. If impairment is indicated as a result of future evaluations, we would record a further impairment charge in accordance with accounting rules, which would reduce any reported net income or increase any reported net loss for the period in which the charge is taken, and which could adversely affect the value of our common stock. We may need to take additional impairments in the future, and historical trends may not be indicative of our future impairments. As a result, we could recognize further impairments in future quarters on the approximately $55.2 million goodwill, intangibles and equity investment currently included in our total assets.

Unfavorable resolution of tax returns and positions could adversely affect our tax expense and our results of operations, cash flows and financial condition.

Our tax returns and positions are subject to review and audit by federal, state, and local taxing authorities. The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS completed its field examination of our 2006 and 2007 U.S. tax returns in June 2009 and we paid $856,000 for the settlement of this examination, as well as $31,000 in interest expense. An unfavorable outcome to a U.S. tax audit or any other tax audit could result in higher tax costs and payments, thereby negatively impacting our results of operations and cash flows. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments. Such a resolution could also materially affect our effective tax rate for future periods.

Our operating results are dependent on the success of programming aired by our television and radio stations, which depends in part upon factors beyond our control.

Our advertising revenues are dependent on the success of our local, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our Seattle and Portland television stations, which accounted for approximately 62% of our television broadcasting revenue in 2009, are affiliated with the ABC Television Network, nine of our television stations are affiliated with the CBS Television Network (including a 50%-owned television station), one of our television stations is affiliated with the FOX Television Network, six of our television stations are affiliated with Univision (Spanish language) and the remainder of our television stations are independent. Any performance decline by ABC, CBS, or by other networks or network program suppliers, could harm our business and operating results. We rely on our stations’ ratings points when determining the advertising rates that we receive. The use of new ratings technologies and measurements could impact our program ratings and reduce advertising pricing and spending.

The costs of television programming may increase, which could adversely affect our results of operations.

Programming is a significant operating cost in our television businesses. There can be no assurances that we will not be exposed to future increases in programming costs, including, without limitation, for network programming. Should such an increase occur, it could have an adverse effect on our results of operations. In addition, television networks have been seeking arrangements with their affiliates to share the networks’ programming costs and to eliminate networks compensation traditionally paid to broadcast affiliates. We cannot predict the nature of scope of any such potential compensation arrangements or the effect, if any, on our operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or a decline in the expected popularity of the programming for which we have acquired rights could lead to less than expected revenue which could result in programming write-offs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station earnings. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results.

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

As of December 31, 2009, we had total debt, in the form of 8.625% senior notes due 2014, in the aggregate principal amount of $122.1 million. Our indebtedness could have a material adverse effect on our business. For example, it could:

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

If our indebtedness produces such adverse effects, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 permits us to incur additional debt only if we satisfy certain financial tests and comply with other covenants. Refer to Note 10 in the accompanying notes to the consolidated financial statements for a description of the covenants included in the indenture. The failure to comply with the covenants in the indenture could result in an event of default, which, if not cured or waived, would permit acceleration of our payment obligations under the notes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our indebtedness.

The non-renewal, modification, or cancellation of affiliation agreements with major television networks, including our affiliation agreement with FOX Network for KBFX which expires in 2010, could harm our operating results.

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

Our two largest television stations, KOMO-TV, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC Network with current terms expiring in August 2014. The major network affiliations for our television stations other than KOMO-TV and KATU are with CBS or FOX. Our affiliation agreements with CBS generally expire in February 2016. Our only affiliation agreement with the FOX Network expires, at KBFX, in June 2010. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. While we generally expect to renew our affiliation agreements prior to their expiration, there can be no assurances that we will do so, or on terms that are beneficial to us. Although none of our affiliation agreements with CBS or ABC are scheduled for renewal in 2010, any modification, cancellation or eventual non-renewal of any of these agreements could harm our operating results. Some of the networks with which our stations are affiliated may require as a condition to the renewal of affiliation agreements, among other things, elimination of network affiliate compensation and, in some cases, cash payments to the network. Consequently, our affiliation agreements may not remain in place under existing terms and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

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

•	short-term loss of market share or slower market growth due to advertiser uncertainty about the switch;

•	costs of building a new or larger news operation and other increases in station programming costs, if necessary; and

•	the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation, if any.

Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s audience share and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. There can be no assurances that any future affiliation agreement will be obtainable on economic terms or other conditions that will be favorable to us, nor that any network could not change the type, quality or quantity of programming provided to us in a way that could be detrimental to our operations.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

Our television and radio stations face intense competition, including competition from the following sources:

•	other local network affiliates and independent stations;

•	cable, direct broadcast satellite and alternative methods of broadcasting brought about by technological advances and innovations, including pay-per-view and home video and entertainment systems;

•

television networks and other programmers that have begun to distribute their programming directly to the consumer via the Internet and portable digital devices such as video iPods and mobile phones; and

•	other sources of news, information and entertainment, including streaming video broadcasts over the Internet, podcasting, newspapers, magazines, movie theaters and live sporting events.

In addition to competing with other media outlets for audience share, we also compete for advertising revenue that comprises our primary source of revenue. Our stations compete for advertising revenue with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Our stations also compete against other local media outlets for exclusive local access to programming. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming.

Our operating results are dependent in part upon the ability of each of our stations to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. Our television stations compete for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. To the extent that certain of our competitors have, or may in the future obtain, greater financial, marketing, programming and broadcasting resources, audience share or revenue share, our ability to compete successfully in our broadcasting markets may be impeded.

If we are unable to respond to changes in technology and evolving industry trends, our television and radio businesses may not be able to compete effectively.

New technologies could continue to adversely affect our television and radio stations. Information delivery and programming alternatives including cable, direct satellite-to-home services, video provided by telephone companies, satellite radio, pay-per-view, the Internet, digital video recorders and home video and entertainment systems, portable entertainment systems, MP3 players, and mobile phones have fractionalized television and radio audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes including the increased usage of video-on-demand have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, video-on-demand, and the Internet, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers.

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

In recent years, the television networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those owned by us. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by local stations and could adversely affect our stations’ results of operations.

Pending initiatives to reallocate television spectrum and to impose a performance tax on radio broadcasters could, if enacted, adversely affect our business, operation results and stock price.

New mobile communications technologies are increasingly offering Internet broadband services using wireless spectrum. Recently, in connection with the FCC’s development of a National Broadband Plan—a plan the FCC is required to develop pursuant to the American Recovery and Reinvestment Act of 2009 to ensure wide access to broadband capability throughout the United States—various parties, in particular mobile communications providers, have expressed concern that the United States will not have spectrum sufficient to meet demand for wireless broadband services in the near future. In response, the FCC is in the process of reviewing various spectrum bands, including the bands currently licensed to television broadcasters, to determine if all or a portion of the spectrum within these bands may be repurposed for wireless broadband services. Various scenarios are being considered, including voluntary reallocation of spectrum that broadcasters agree to surrender, which may be all or a portion of a particular station’s spectrum, and compensation to broadcasters from the proceeds from the auction of reallocated spectrum to other services. This reallocation could limit our ability to realize the full potential of digital television, including high definition, multicast programming, and mobile television. Related reductions in the quality or quantity of our services may impede our ability to compete for programming, diminish the size of our audience, or reduce our advertising revenues. We cannot predict the ultimate outcome of any proposals made in this proceeding; however, the reallocation of all or some portions of our television stations’ spectrum and increased competition from new mobile communications technologies could materially affect our operating results, financial condition and stock price.

The recording industry has requested that Congress impose a performance tax on radio broadcasters that would require local stations to pay record labels and performers for the music they air on the radio without charge to listeners. This tax would be in addition to the license fees paid by broadcasters to writers and composers. If enacted a performance tax such as this could materially affect the financial results of our radio stations.

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

In addition, television and radio station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television or radio stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations

Changes in FCC regulations regarding ownership have increased the uncertainty surrounding the competitive position of our stations in the markets we serve.

Section 202(h) of the Telecommunications Act of 1996 requires the FCC to review its ownership rules every four years to “determine whether any of such rules are necessary in the public interest as the result of competition.” Under Section 202(h), the FCC “shall repeal or modify any regulation it determines to be no longer in the public interest.” Recently, the FCC commenced its 2010 Quadrennial Review of its media ownership rules and is conducting a series of public forums and workshops designed to collect information and solicit public input for the 2010 review. We cannot predict the outcome of this proceeding nor the effect that any particular outcome will have on our stations and business.

The FCC concluded its 2006 Quadrennial Review in February 2008, in which the FCC also addressed issues raised by the U.S. Court of Appeals for the Third Circuit in connection with the Third Circuit’s review of the FCC’s 2002 ownership rule review. In the 2002 review, the FCC relaxed certain of its local media ownership rules, including its local television ownership limitations and its prohibition against common ownership of newspapers and broadcast stations in the same market. It also modified its local radio ownership limitations in a way that could limit our ability to acquire additional radio stations in existing markets that we serve. The FCC’s new rules were to have become effective on September 4, 2003, but were stayed by the Third Circuit. In June 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis of the record in order to justify its decision. In September 2004, the Third Circuit court lifted its stay insofar as it applied to the modified local radio ownership rules, which are largely in effect. In the 2008 remand order, the FCC liberalized its broadcast/newspaper cross-ownership rule and declined to modify its other ownership rules (which, except for the modified local radio ownership rules, are currently in effect as effective prior to the FCC’s 2002 review). Because the Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its June 2004 order, the 2008 broadcast/newspaper cross-ownership rule modification will not go into effect until the court has completed its review. A number of media companies and public interest groups have challenged the FCC’s February 2008 order before the Third Circuit, and others have asked the FCC to reconsider the order. Those challenges remain pending. In December 2009, the Third Circuit asked the FCC to explain why the court should not lift its stay on the effectiveness of the 2008 broadcast/newspaper cross-ownership rule modification and start hearing the new appeals. In response, the FCC requested that the court’s stay remain in place and the challenges held in abeyance until the FCC has completed its 2010 Quadrennial Review.

Under existing law a single entity is permitted to have an attributable interest in television stations serving up to 39% of U.S. television households. The 39% cap is statutorily excluded from the FCC quadrennial review requirement. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis. Any relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. We expect that the consolidation of ownership of broadcasting and newspapers in the hands of a smaller number of competitors would intensify the competition in our markets, which could harm our future operating results.

Changes in laws and regulations of the broadcasting industry and changes in enforcement policies may have an adverse effect on our business.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us.

We are required to obtain licenses from the FCC to operate our radio and television stations. Issuance, renewal, assignment, or transfer of broadcast station operating licenses requires FCC approval. Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period or denied under certain circumstances. While the majority of such licenses are renewed by the FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

Except for KATU (and KATU’s translator stations), FCC licenses for our various television and radio stations expire in 2013, 2014 or 2015. The license renewal application for KATU (and KATU’s translator stations) for the term expiring February 1, 2007, was timely filed in September 2006. On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media, or OARM, against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it. KATU’s authority to operate is automatically extended while its renewal application is on file and under review.

We must comply with extensive FCC ownership regulations and policies. In general, the FCC’s ownership rules limit the number of television and radio stations that we can own in a market and the number of television stations we can own nationwide. The FCC attributes interests held by, among others, a licensee entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. We may further be prevented from implementing certain joint operations with competitors which might make the operation of our stations more efficient. Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has vigorously enforced its indecency prohibition, and in 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” The determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (in particular during live programming), and impacts our programming decisions. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations.

In recent years, the FCC has also vigorously enforced a number of other rules, typically in connection with license renewals. For example, in recent years, the FCC has issued fines and sanctions for violations of its equal employment opportunity rules, public inspection file rules, children’s programming rules, commercial time limits rules, sponsorship identification rules, closed captioning rules, station-conducted contest rules, and emergency alert system rules.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the station’s primary programming stream or (2) enter into retransmission consent negotiations for carriage, which may include carriage of a station’s primary and multicast programming streams. Unless a retransmission consent agreement is reached, cable and direct satellite operators are not required to carry our multicast programming streams. At present, we have retransmission consent agreements with the major cable operators in our markets and both satellite providers, including carriage of certain of our multicast programming streams. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. While we have entered into change of control agreements with some of our key executives, we do not enter into employment agreements with most of our key executive officers and senior operational personnel. We also employ several on-air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts. The loss of any key personnel could harm our operations and financial results.

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

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of the attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, because space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise, especially in light of the current difficult economic environment. We also risk facing lower rents due to the current economic downturn and abundance of available commercial space in downtown Seattle. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing.

We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable, or in excess of our current insurance coverage limits. If an uninsured loss occurs, it could harm our operating results. For example, on July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. We incurred approximately $6.8 million in expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the year ended December 31, 2009, the Company recognized in the consolidated statement of operations, total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire plus the above mentioned $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements. Our insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and they continue to investigate the incident. We currently expect that a significant portion of our incurred costs will be covered by our insurance policies. However, the actual amount and timing of the reimbursement remains subject to the insurance companies’ investigation. We intend to vigorously assert all of our claims related to the Fisher Plaza fire as necessary.

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

Television Segment Properties.    Our television stations other than KOMO TV operate from offices and studios owned by our Fisher Broadcasting subsidiary in the markets listed in “Business—Television Segment”. KOMO TV operates from offices and studios in Fisher Plaza in Seattle, Washington. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting in California, Idaho, Oregon and Washington. However, some television transmitting towers are located on leased land. Our Spanish-language television stations broadcast out of our Vashon Island, Washington satellite uplink facility. In each of Boise, Idaho and Portland, Oregon, our local television station is a member in a limited liability company with other broadcast companies. Each limited liability company was formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which the towers is sited is leased by the limited liability companies from another company or entity (not Fisher or its local station).

Radio Segment Properties.    We own the radio studio building in Great Falls, Montana. Our Seattle stations are located in Fisher Plaza. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except transmitting facilities and towers for KPLZ FM and the towers operated by Fisher Radio Regional Group, which are situated on leased land.

Fisher Plaza Segment Properties.    Fisher Media Services owns and manages Fisher Plaza, a facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. See “Business—Fisher Plaza Segment” for a description of Fisher Plaza.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “FSCI.” The following table sets forth the high and low sales prices for our common stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on The Nasdaq Global Market.

Quarter	Quarterly Common Stock Price Ranges
	2009		2008
	High	Low	High	Low
1st	$24.25	$7.34	$44.99	$28.37
2nd	$15.82	$9.50	$38.56	$29.55
3rd	$21.61	$10.44	$39.98	$29.99
4th	$22.59	$13.11	$39.65	$15.08

We estimate that at March 10, 2010, there were approximately 1,900 holders of our common stock, including holders whose stock is in nominee or “street name” accounts through brokers and other institutions.

Dividends

On July 30, 2008, our Board of Directors declared a special cash dividend of $3.50 per share on our common stock. This dividend totaling $30.7 million was paid on August 29, 2008 to shareholders of record on August 15, 2008. We did not declare any cash dividends in 2009.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of the impact of our debt covenants on dividends.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filing under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher’s common stock relative to the cumulative total returns of the S & P 500 Index, and a customized peer group of 15 companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

	12/04	12/05	12/06	12/07	12/08	12/09
Fisher Communications, Inc.	$100.00	$84.76	$90.46	$77.66	$46.23	$36.40
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group (1)	$100.00	$75.15	$59.07	$41.59	$6.43	$19.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1)	There are 15 companies included in the customized peer group which are: Acme Communication Inc., Beasley Broadcast Group Inc., Belo Corp., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., LIN TV Corp., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sinclair Broadcast Group Inc., Westwood One Inc., Young Broadcasting Inc. Cox Radio, Hearst-Argyle and Ion Media which were previously included in the peer group have been excluded as they were either acquired or are no longer publicly traded.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our historical consolidated financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year ended December 31,
	2009 (2)	2008 (3)	2007 (4)	2006 (5)	2005 (5)
	(In thousands, except per-share amounts)
Revenue	$133,664	$173,791	$162,266	$156,537	$137,086

Net income (loss)
From continuing operations	$(9,330)	$45,730	$30,879	$6,192	$(6,268)
From discontinued operations	—	(1,072)	995	10,309	1,059

Net income (loss)	$(9,330)	$44,658	$31,874	$16,501	$(5,209)

Per share data

Net income (loss) per share—basic
From continuing operations	$(1.06)	$5.23	$3.54	$0.71	$(0.72)
From discontinued operations	—	(0.12)	0.11	1.18	0.12

Net income (loss)	$(1.06)	$5.11	$3.65	$1.89	$(0.60)

Net income (loss) per share assuming dilution
From continuing operations	$(1.06)	$5.23	$3.54	$0.71	$(0.72)
From discontinued operations	—	(0.12)	0.11	1.18	0.12

Net income (loss)	$(1.06)	$5.11	$3.65	$1.89	$(0.60)

Dividends declared per share	$—	$3.50	$—	$—	$—

	December 31,
	2009	2008	2007	2006	2005
Working capital (1)	$76,527	$104,905	$18,048	$30,373	$35,562
Total assets (1)(5)	331,110	369,157	485,934	497,577	440,393
Total debt (1)	122,050	150,000	150,000	150,000	150,000
Stockholders’ equity (5)	155,472	162,608	231,261	237,429	207,821

(1)	Includes discontinued operations and held for sale assets.
(2)	Loss from continuing operations in 2009 includes a $2.6 million pre-tax gain resulting from the exchange of assets with Sprint Nextel, a charge of $2.7 million for expenses incurred as a result of the July 2009 Fisher Plaza fire, net of reimbursements and a pre-tax $3.0 million gain on extinguishment of debt.
(3)	Income from continuing operations in 2008 includes a $152.6 million pre-tax gain resulting from the sale of 2.3 million shares of Safeco Corporation common stock, $2.1 million in dividends on the Safeco Corporation common stock and an impairment charge of $78.2 million for goodwill, intangibles and equity investment. We sold our remaining shares of Safeco Corporation common stock in 2008.
(4)	Income from continuing operations in 2007 includes a $40.4 million pre-tax gain resulting from the sale of 700,000 shares of Safeco Corporation common stock and $4.2 million in dividends on the Safeco Corporation common stock.
(5)	As discussed in Note 1 to the consolidated financial statements, we revised our previously issued historical financial statements to reflect the deferred tax liability on our annuity contracts.

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus from continuing operations to discontinued operations (See Note 2 to our Consolidated Financial Statements), and the results of our five remaining small-market radio stations from discontinued operations to continuing operations (See Note 2 to our Consolidated Financial Statements). These reclassifications have no effect on previously reported net income (loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “may,” “could,” “would,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described herein) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed in this section and elsewhere in this annual report.

This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results during the period from 2007 through 2009.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low-power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of unaffiliated companies.

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Our operating results are, therefore, sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 62% percent of our television broadcasting revenue in 2009 and are affiliated with the ABC Television Network. Nine of our television stations (including a 50% owned television station) are affiliated with the CBS Television Network, six of our television stations are affiliated with Univision (Spanish language), one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are independent. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our only affiliation agreement with FOX television Network expires in June 2010. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. At December 31, 2009, approximately 97% of Fisher Plaza was occupied or committed for occupancy (43% occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2008

(43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

DataSphere Investment.    In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 100 hyperlocal neighborhood websites. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites. See “Business—Internet—Hyperlocal Sites”.

ABC Affiliate Agreement.    In August 2009, we renewed our network affiliation agreement with American Broadcasting Companies, Inc. (“ABC”). The renewed affiliation agreement, which requires that we pay an annual license fee to ABC for network programming, expires on August 31, 2014.

Fisher Plaza Fire.    On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. All of the final repairs and equipment replacement have been completed as of December 31, 2009.

We incurred approximately $6.8 million of expenditures related to the Fisher Plaza fire, including remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the year ended December 31, 2009, the Company recognized in the consolidated statement of operations, total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire plus the above mentioned $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements.

Our insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and they continue to investigate the incident. We currently expect that a significant portion of our costs will be covered by our insurance policies. However, the actual amount and timing of the reimbursement of the costs remains subject to the insurance companies’ investigation. We intend to vigorously assert all claims related to the Fisher Plaza fire as necessary.

Retransmission Agreements.    In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. Retransmission revenue increased $5.3 million to $8.4 million in 2009 compared to 2008.

Repurchase of Senior Notes.    During the first half of 2009, we repurchased $28.0 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million for the year ended December 31, 2009.

Local Marketing Agreement.    In May 2009, we entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts our KOMO News Radio programming to FM listeners in the Seattle—Tacoma radio market. Contemporaneously with the LMA, we entered into an option agreement with South Sound, whereby we have the right to acquire the station until May 8, 2012. If we do not exercise the option prior to its expiration date, we are obligated to pay South Sound up to approximately $1.4 million. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Goodwill and Intangibles Impairment.    Given the rapid economic deterioration and significant decline in our market capitalization during the fourth quarter of 2008, we conducted an additional interim impairment assessment at year-end. Based on this review, we recorded a goodwill and intangible assets impairment charge of $76.7 million during the fourth quarter of 2008. See Note 8 to our consolidated financial statements for discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test and the reason for the impairment charge.

Investment in equity investee impairment.    During the fourth quarter of 2008, as a result of an impairment review, we recorded an impairment charge of $1.5 million on the investment in our equity investee, South West Oregon Broadcasting Corporation. See Note 7 to our consolidated financial statements.

Special Dividend.    On July 30, 2008, our Board of Directors declared a special cash dividend of $3.50 per share on our common stock, which was paid on August 29, 2008 to shareholders of record on August 15, 2008. The aggregate dividend amount was $30.7 million.

Dividends on Safeco Corporation Common Stock.    During 2008 and 2007, we recorded dividends on our shares of Safeco Corporation common stock in the amount of $2.1 million and $4.2 million, respectively. No dividend income was recorded in 2009 as we sold our remaining Safeco Corporation shares in 2008.

Sale of Safeco Corporation Shares.    In 2008, we sold our remaining 2.3 million shares of Safeco Corporation common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008.

In 2007, we sold 700,000 shares of Safeco Corporation common stock. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million, which is included in other income, net for 2007. The net proceeds from the sale were utilized to fund our January 2008 acquisition of two television stations in Bakersfield, California as discussed below.

Expiration of Seattle Mariners Radio Rights Agreement.    Our radio rights agreement to broadcast Seattle Mariners baseball games on KOMO AM (the “Mariners Agreement”) ended in 2008. Our results for the years ended December 31, 2008 and 2007, reflect $8.7 million and $9.8 million of advertising revenue, respectively, and $16.0 million and $15.8 million of operating expenses, respectively, related to the Mariners Agreement. No such advertising revenue or operating expenses are reflected in our results for the year ended December 31, 2009.

Termination of National Advertising Representation Agreement.    In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment required by us. In the second quarter of 2008, we recognized a net non-cash termination charge of $5.0 million to selling, general and administrative expenses and we are amortizing the resulting deferred credit as a non-cash reduction in costs associated with our national advertising representation firm over the five year term of the new agreement. We recognized a $1.5 million and $1.3 million benefit due to this amortization for the years ended December 31, 2009 and 2008, respectively.

Purchase of Bakersfield, California Television Stations.    On January 1, 2008 we completed the purchase of substantially all of the assets of two television stations in the Bakersfield, California Designated Market Area (“DMA”)—KBAK TV and KBFX-CA, for $55.3 million in cash. The acquisition contributed $10.2 million in additional television revenue for the year ended December 31, 2008.

Reclassifications.    Certain reclassifications have been made to prior period financial information to conform to the current presentation. Reclassifications include the results of Pegasus News, Inc. from continuing operations to discontinued operations and the results of our five small-market radio stations from discontinued operations to continued operations. See Note 2 to our consolidated financial statements. These reclassifications have no effect on previously reported net income (loss).

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

We have identified below our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion of the application of these and our other accounting policies, see Note 1 to the consolidated financial statements included in this annual report.

We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them, as presented in this annual report.

Goodwill and indefinite-lived intangible assets.    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses (primarily FCC licenses). In making estimates of fair values for the purposes of allocating the purchase price, we rely primarily on our extensive knowledge of the market and, if considered appropriate, will obtain valuations from independent valuation specialists. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained as a result of pre-acquisition due diligence, including independent valuation reports that may be obtained in connection with the acquisition or financing of the respective assets. We evaluate the potential for impairment of goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital, as adjusted for market participant data. Our indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least on an annual basis by applying a fair-value-based test as required. Our evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

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

Tangible long-lived assets.    We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We use our judgment when applying the impairment rules to determine when an impairment analysis is necessary. Factors we consider which could trigger an impairment analysis include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. In estimating future cash flows, we use future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the involved assets with a material effect on our future results of operations.

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

Revenue recognition.    Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. We may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We receive consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of our television stations. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed. Website advertising revenue is recognized as services are delivered. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease, while revenue from related service fees is recognized when the services are delivered.

Accrued retirement benefits.    We maintain a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005. The program participants do not include any of our current executive officers. The program provides for vesting of benefits under certain circumstances. Funding is not required, but we have made investments in annuity contracts and maintain life insurance policies on the lives of the individual participants to assist in our payment of retirement benefits. We are the owner and beneficiary of the annuity contracts and life insurance policies. Accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported in the consolidated balance sheet. The supplemental retirement program requires continued employment or disability through the date of expected retirement. The cost of the program is recognized over the participants’ average expected future lifetime.

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use an independent actuarial consulting firm to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.57% at December 31, 2009 and 5.50% at December 31, 2008. The rate of increase in future compensation was no longer applicable at December 31, 2009 or 2008 (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by us may also affect future plan costs.

Income taxes.    The preparation of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In assessing whether, and to what extent, deferred tax assets can be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

We must assess the likelihood that we will be able to recover some or all our deferred tax assets prior to their expiration and are required to establish valuation allowances against that portion of our deferred tax assets not considered recoverable. The determination of required valuation allowances involves significant judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations and actual future results could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes. We assess the likelihood of the realizability of our deferred tax assets on a quarterly basis. At December 31, 2009, we have not recorded a valuation allowance on our federal deferred tax assets as management believes that it is more likely than not that our federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in the need to establish a valuation allowance for our federal deferred tax assets.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we have established a 100% valuation allowance for financial reporting purposes. The valuation allowance was $2.2 million at December 31, 2009 and 2008. Our federal and state income tax returns are subject to periodic examination and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments.

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

We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2009 and 2008.

Allowance for doubtful accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. Our allowance for doubtful accounts is based on factors such as the level of past due balances for each business unit, as well as changes in current economic conditions.

Variable Interest Entities.    We may enter into Joint Sales Agreements (“JSAs”) or LMAs with non-owned stations. Under the terms of these agreements, we make specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, we continue to operate the station and sell advertising under the LMA agreement and sell advertising under the JSA agreement until the termination of such agreement. As a result of these agreements, we may determine that the station is a Variable Interest Entity (“VIE”) and that we are the primary beneficiary of the variable interest. This typically occurs if we also have an agreement to acquire a station and the conditions to close are considered to be perfunctory. We also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which we own and operate a station. We did not have any VIE’s in 2009 or 2008.

Stock-based compensation.    We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. Our estimation of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award, forfeitures and projected exercise behaviors. The Black-Scholes option pricing model requires the input of subjective assumptions and other reasonable assumptions could provide differing results.

Contingencies.    In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our consolidated financial position or results of operations.

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our 20 owned and operated network-affiliated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of our eight radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments on a pro-rata basis. The Fisher Plaza segment consists of the operations of Fisher Plaza, a retail, office and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent, but do pay common area maintenance expenses. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments.

The following information presents our results of operations for the years ended December 31, 2009, 2008 and 2007 and percentage variances between periods. Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2009 – 2008 Variance		Year Ended December 31, 2007	2008 – 2007 Variance
(in thousands)	2009	2008	$	%		$	%
Revenue
Television	$97,201	$124,001	(26,800)	-22%	$110,790	$13,211	12%
Radio	22,833	36,719	(13,886)	-38%	40,303	(3,584)	-9%
Fisher Plaza	13,739	13,122	617	5%	11,326	1,796	16%
Other	(109)	(51)	(58)		(153)	102

Consolidated	133,664	173,791	(40,127)	-23%	162,266	11,525	7%
Direct operating costs
Television	50,342	52,627	(2,285)	-4%	45,838	6,789	15%
Radio	8,945	11,420	(2,475)	-22%	10,898	522	5%
Fisher Plaza	3,693	3,719	(26)	-1%	3,443	276	8%
Other	2,131	2,044	87	4%	1,875	169	9%

Consolidated	65,111	69,810	(4,699)	-7%	62,054	7,756	12%
Selling, general and administrative expenses
Television	31,845	39,259	(7,414)	-19%	29,910	9,349	31%
Radio	10,720	16,683	(5,963)	-36%	16,953	(270)	-2%
Fisher Plaza	404	814	(410)	-50%	512	302	59%
Other	8,201	9,103	(902)	-10%	7,868	1,235	16%

Consolidated	51,170	65,859	(14,689)	-22%	55,243	10,616	19%
Amortization of program rights
Television	10,056	8,538	1,518	18%	8,186	352	4%
Radio	—	10,750	(10,750)	-100%	10,500	250	2%

Consolidated	10,056	19,288	(9,232)	-48%	18,686	602	3%
Impairment of goodwill and intangible assets
Television	—	75,332	(75,332)	-100%	—	75,332	—
Radio	—	1,410	(1,410)	-100%	—	1,410	—

Consolidated	—	76,742	(76,742)	-100%	—	76,742	—
Impairment of investment in equity investee
Television	—	1,468	(1,468)	-100%	—	1,468	—

Consolidated	—	1,468	(1,468)	-100%	—	1,468	—
Plaza fire expenses, net
Fisher Plaza	2,657	—	2,657	—	—	—	—

Consolidated	2,657	—	2,657	—	—	—	—
Gain on asset exchange, net
Television	(2,569)	—	(2,569)	—	—	—	—

Consolidated	(2,569)	—	(2,569)	—	—	—	—
Depreciation and amortization
Television	8,862	8,053	809	10%	6,990	1,063	15%
Radio	791	1,018	(227)	-22%	937	81	9%
Fisher Plaza	3,019	3,117	(98)	-3%	3,305	(188)	-6%
Other	1,041	515	526	102%	286	229	80%

Consolidated	13,713	12,703	1,010	8%	11,518	1,185	10%
Income (loss) from operations
Television	(1,335)	(61,276)	59,941		19,866	(81,142)
Radio	2,377	(4,562)	6,939		1,015	(5,577)
Fisher Plaza	3,966	5,472	(1,506)		4,066	1,406
Other	(11,482)	(11,713)	231		(10,182)	(1,531)

Consolidated	(6,474)	(72,079)	65,605		14,765	(86,844)
Gain on extinguishment of senior notes, net	2,965	—	2,965
Other income, net	1,288	156,570	(155,282)		45,688	110,882
Interest expense	(11,677)	(13,928)	2,251		(13,671)	(257)

Income (loss) from continuing operations before income taxes	(13,898)	70,563	(84,461)		46,782	23,781
Provision (benefit) for federal and state income taxes	(4,568)	24,833	(29,401)		15,903	8,930

Income (loss) from continuing operations	(9,330)	45,730	(55,060)		30,879	14,851
Income (loss) from discontinued operations, net of income taxes	—	(1,072)	1,072		995	(2,067)

Net income (loss)	$(9,330)	$44,658	(53,988)		$31,874	$12,784

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

Revenue

Advertising revenues decreased 30% in 2009 as compared to 2008 due to several factors discussed below. A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors. Continued difficulties, including bankruptcies, in these and other key industries have adversely affected total advertising expenditures in the United States. Continued reductions in spending by these and other industries during 2010 and beyond could continue to adversely impact our revenues, results of operations and cash flows. In light of the recent United States Supreme Court decision in Citizens United v. FEC in which the court struck down federal laws banning independent electoral and issue advocacy sponsored by nonprofit and for-profit corporations, we may experience higher than normal political advertising revenue in the future, including 2010. However, we are currently unable to predict whether any increases will occur in light of the current national and local economic conditions, which can adversely impact our pricing and sellout levels.

Television.    Television revenue decreased $26.8 million or 22% in 2009 as compared to 2008, primarily due to sharp declines in local and political advertising spending, partially offset by an increase in national advertising and retransmission revenues. Local advertising revenues declined as a result of the broad economic recession and the absence of our stations from the DISH Network (“DISH”) in the first half of 2009 due to the expiration of our retransmission agreement with DISH in December 2008. Political advertising revenues declined as 2009 was a minor political year. National advertising revenues increased marginally from the prior year. Retransmission revenue increased $5.3 million, or 173%, in 2009 compared to 2008 as a result of our execution of new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and during 2009. Additionally, on June 10, 2009, we executed a new multi-year retransmission agreement with DISH. As part of the agreement, we agreed to release all prior legal claims against DISH. Retransmission fees under the new DISH agreement began accruing as of the date of execution.

Television revenue increased in 2008 as compared to 2007, primarily due to increased political advertising, offset by a decrease in non-political national and local advertising revenue due to overall weak advertising demand in the economic downturn. The acquisition of our two Bakersfield, California television stations in January 2008 contributed $10.2 million in additional television revenue for the year ended December 31, 2008.

Revenues from our ABC-affiliated stations and our CBS-affiliated stations decreased 23% and 22%, respectively, in 2009 as compared to 2008, due primarily to declines in local and political advertising spending, partially offset by an increase in national and retransmission revenues. Local advertising revenues declined as a result of the broad economic recession and the absence of our stations from DISH. Political revenues declined as 2009 was a minor political year. These declines were partially offset by an increase in retransmission revenues.

Revenues from our ABC-affiliated stations were relatively flat in 2008 as compared to 2007, due primarily to increases in political advertising offset by weak demand in non-political national and local advertising. Revenues from CBS-affiliated stations increased 1% over the same period, excluding the addition of our Bakersfield CBS station, due to weak demand in non-political national and local advertising at our other CBS stations.

Television network compensation revenue was approximately $470,000 in 2009, $935,000 in 2008, and $1.0 million in 2007. The decline in network compensation revenue is due to the renewal in 2009 of the network affiliation agreement with ABC for KOMO TV in Seattle and KATU TV in Portland through August 2014 which does not provide for any network compensation revenue. Our network affiliation agreements with CBS, which were renewed in January 2006 through February 2016, include network compensation which we recognize on a straight-line basis over the term of the agreement. The FOX and Univision affiliation agreements do not provide for any network compensation revenue.

Radio.    Radio revenue decreased $13.9 million or 38% in 2009, as compared to 2008, primarily as a result of the expiration of our Mariners broadcast agreement and a decline in local advertising revenue. Excluding revenue specifically attributable to our Mariners broadcast agreement, radio revenue decreased 19% for the year ended December 31, 2009 as compared to 2008. We attribute the decrease to weak demand in advertising spending as a result of the broad economic recession. Revenue and expenses from our five small-market Great Falls, Montana radio operations have been included in the regular operations of the radio segment as we no longer consider them held-for-sale. This change has been reflected in the prior year comparisons as well.

Radio revenue decreased 9% in 2008, as compared to 2007, primarily as a result of a decline in local advertising revenue and in revenue attributed to our broadcasting of Seattle Mariners baseball games. Excluding revenue specifically attributable to our Mariners broadcast agreement, radio revenue decreased 8% for the year ended December 31, 2008 as compared to 2007. We attribute the decrease to weak demand for non-political revenues across all categories.

Fisher Plaza.    The revenue increase at Fisher Plaza in 2009 compared to 2008 was due primarily to an expansion of leased space for certain of our existing tenants and increased service fees and base rent for our current tenants.

The revenue increase at Fisher Plaza in 2008 and 2007 as compared to the prior years, was due primarily to increased rental and service fees, as well as increased electrical infrastructure fees, parking garage fees and tenant reimbursements.

Occupancy levels have remained consistent at Fisher Plaza over the past three years. Fisher Plaza occupancy was 97% for each of the years ended December 31, 2009, 2008 and 2007.

Direct operating costs

Direct operating costs are expenses required to produce and promote broadcast programming for our television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television.    The decrease in direct operating costs of $2.3 million, or 4%, for the television segment in 2009 as compared to 2008 was primarily the result of a reduction in headcount and associated compensation costs and benefits, plus a reduction in promotional spending. The reduction in these costs was partially offset by an increase in our network programming costs as a result of the renewal of our ABC affiliation agreement.

The increase in direct operating costs for our television segment in 2008 as compared to 2007 was primarily due to the expenses associated with operating our new Bakersfield television stations, as well as increased promotional spending. In addition, expenses rose as we invested in our television news product and incurred news costs associated with our growing Internet business.

Radio.    The decrease of $2.5 million, or 22%, in direct operating costs at our radio segment for 2009 as compared to 2008 was primarily due to the termination of our Mariners broadcast agreement in 2008. The termination of this agreement resulted in reduced rights fees, as well as a reduction in personnel and promotional costs.

Increased direct operating costs at our radio segment for 2008 as compared to 2007 were primarily due to increased labor costs.

Fisher Plaza.    The decrease in direct operating costs of $26,000, or 1%, at Fisher Plaza in 2009 as compared to 2008 was primarily attributable to decreased management costs and repair and maintenance expenditures. The increase in direct operating costs at Fisher Plaza in 2008 as compared to 2007 was primarily attributable to increased property taxes, maintenance costs and utilities expenses.

Other.    The other category consists primarily of the reclassification and elimination of certain operating expenses between operating segments. For example, KOMO TV and Seattle Radio recognize facilities-related intercompany expenses as selling, general and administrative, while Fisher Plaza records the reimbursement of these intercompany expenses as a reduction of direct operating costs.

Selling, general and administrative expenses

Television.    The decrease in selling, general and administrative expenses of $7.4 million, or 19%, in the television segment in 2009 as compared to 2008 was due primarily to a decrease in commissions as a result of the decline in advertising revenue and personnel reductions. The increase in selling, general and administrative expenses in the television segment in 2008 as compared to 2007 was due primarily to the addition of our two Bakersfield stations, as well as an increase in commissions, market research and development expenses and selling costs associated with our growing Internet business.

In April 2008 we terminated national advertising representation agreements with contractual termination penalties. As a result we recorded approximately $5 million as a non-cash charge to selling, general and administrative expense and are amortizing the resulting deferred credit on a straight-line basis over the five-year term of the new contract.

Radio.    The decrease in selling, general and administrative expenses of $6.0 million, or 36%, at our radio segment in 2009 compared to 2008 was due primarily to the termination of our Mariners broadcast agreement in 2008. Selling, general and administrative expenses at our radio segment in 2008 were relatively flat compared to 2007.

Fisher Plaza.    Total selling, general and administrative expenses at Fisher Plaza decreased $410,000, or 50%, in 2009 as compared to 2008 due primarily to costs incurred to market Fisher Plaza for potential buyers during the summer of 2008. Similar costs were not incurred in 2009 as we stopped marketing the sale of Fisher Plaza in the fourth quarter of 2008. Total selling, general and administrative expenses at Fisher Plaza increased in 2008 as compared to 2007 also due primarily to costs incurred to market Fisher Plaza to potential buyers during the summer of 2008. As of December 31, 2009, 2008 and 2007 approximately 97% of Fisher Plaza was occupied or committed for occupancy and, consequently, broad-based selling and marketing initiatives have been reduced.

Other.    Total selling, general and administrative expenses for the other category decreased $902,000, or 10%, in 2009 as compared to 2008 due primarily to the $1.0 million non-recurring non-cash charge recognized in 2008 for the forfeiture of a non-refundable option payment related to our decision not to exercise an option to acquire additional television stations, offset by increases in legal and professional service fees. The other category incurred higher selling, general and administrative expenses in 2008 as compared to 2007, due primarily to the non-cash charge discussed above, as well as increased legal and professional services fees, retirement plan costs and stock-based compensation. These amounts were partially offset by reduced incentive compensation.

Amortization of program rights

Television.    Amortization of program rights for the television segment increased in 2009 as compared to 2008, due primarily to the addition of new programs for broadcast on our KATU TV and KOMO TV stations.

Amortization of program rights for the television segment increased in 2008 as compared to 2007, due primarily to our acquisition of the two Bakersfield television stations in 2008.

Radio.    Amortization of program rights for the radio segment was related the agreement to broadcast Seattle Mariners baseball games, which increased slightly in 2008 as compared to 2007. There was no amortization of program rights in 2009 due to the expiration of the Mariners Agreement in 2008.

Impairment of goodwill and intangible assets

Based on our annual impairment analysis, we determined that it was not necessary to record an impairment charge in 2009. Based on the 2009 annual impairment test, the estimated fair value of each of our reporting units is greater than the carrying value. The individual carrying value of a certain reporting unit is within 10% of its estimated fair value, primarily reflecting the 2008 impairment charge which reduced goodwill to the then current estimated fair value. The aggregate carrying value of goodwill at this reporting unit was $5.1 million at December 31, 2009.

We recorded an impairment charge of $76.7 million during the fourth quarter of 2008 that included:

•	a $38.0 million impairment to the carrying values of FCC licenses, related to five of our television stations and two of our radio stations;

•	a $340,000 impairment to the carrying value of a network affiliation agreement for one of our television stations; and

•	a $38.4 million impairment to the carrying values of goodwill, related to six reporting units consisting of eleven of our television stations and five of our radio stations.

We tested our FCC licenses and goodwill for impairment at December 31, 2008, between the annual impairment tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events included:

•	a decline in the price of our common stock as of December 31, 2008;

•	the deterioration of overall economic conditions; and

•	the decline in advertising revenues at our radio and television stations.

Impairment of investment in equity investee

We recorded an impairment charge of $1.5 million in the fourth quarter of 2008 on the investment in our equity investee, South West Oregon Broadcasting Corporation, as part of our fourth quarter impairment review.

Plaza fire expenses, net

Plaza fire expenses, net for the year ended December 31, 2009 represent costs related to the Fisher Plaza fire, and were comprised of remediation costs of $3.7 million and loss of fixed assets destroyed by the fire of $1.5 million, offset by $2.5 million of insurance reimbursements. We did not have these costs in 2008 or 2007.

Gain on asset exchange, net

Gain on asset exchange, net was $2.6 million for the year ended December 31, 2009. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded. See Note 20 to our consolidated financial statements for additional information on the asset exchange with Sprint Nextel.

Depreciation and amortization

Depreciation for the television segment increased in 2009 as compared to 2008, due primarily to the fixed asset additions as a result of the Sprint Nextel asset exchange.

Depreciation for the radio segment decreased in 2009 as compared to 2008, due primarily to certain assets becoming fully depreciated.

Depreciation at Fisher Plaza declined in 2009 as compared to 2008, due to the loss on disposal of fixed assets destroyed in the electrical fire during July 2009. This decline was partially offset by the fixed asset replacement expenditures.

Depreciation for all segments except Fisher Plaza increased in 2008 as compared to 2007, due primarily to significant television broadcast and information technology additions in 2008. Depreciation for the Fisher Plaza segment declined in 2008 as compared to 2007, primarily as a result of certain assets becoming fully depreciated.

Gain on extinguishment of senior notes, net

During the year ended December 31, 2009, we repurchased $28.0 million aggregate principal amount of our senior notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. In 2009, this included interest income earned on our cash balances, income from the sale of a trademark and other miscellaneous income.

For 2008 and 2007, other income, net, includes a gain on the sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income received. The significant increase in 2008 as compared to 2007 was due primarily to the June and July 2008 sales of our remaining 2.3 million shares of Safeco Corporation common stock, resulting in a pre-tax gain of $152.6 million.

Interest expense

Interest expense consists primarily of interest on our senior notes and amortization of loan fees. The decrease in interest expense in 2009 as compared to 2008 was due to our repurchase of $28.0 million aggregate principal amount of senior notes during the year ended December 31, 2009 and the fact that we did not have any borrowings outstanding under our $20 million senior credit facility during 2009 as the facility was terminated in December 2008.

The increase in interest expense in 2008 as compared to 2007 was due primarily to higher interest expense related to borrowings on our $20 million senior credit facility. This increase in interest expense included $150,000 in unamortized transaction costs charged to expense upon our termination of the senior credit facility in December 2008.

Provision (benefit) for federal and state income taxes

Our effective tax rate decreased to 32.9% in 2009 as compared to 35.2% in 2008 due primarily to changes in our state tax benefit. Our effective tax rate was lower than the statutory rate of 35% primarily as a result of our permanent differences, which were mainly non-deductible expenses.

Our effective tax increased to 35.2% in 2008 as compared to 34.0% in 2007 due primarily to an increase in permanent differences. In 2007, we recognized an additional federal income tax expense of $448,000 as a result of IRS examinations of prior year tax returns.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our state deferred tax assets, we have established a 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in state income tax rates.

Income (loss) from discontinued operations, net of income taxes

The loss from discontinued operations in 2008 and 2007 was related primarily to our sale of Pegasus News, Inc. in December 2008. We sold Pegasus News for a net after-tax loss of $21,000. In addition, we recognized an after-tax loss of $171,000 in 2008 upon final settlement of a dispute related to the sale of 18 small-market radio stations in 2006. See Note 2 to our consolidated financial statements.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our cash and cash equivalents and any short-term investments and any net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables, capital expenditures, and the timing of cash receipts and payments.

The continued extensive weakening of the U.S. economy and tightening investment and credit markets has had a significant impact on advertising spending by our customers in various categories. If the current challenging general economic conditions do not improve, we believe that our revenue, cash flow from operations and net income will continue to be negatively impacted and may continue to decline from our revenue and net income levels achieved in 2008. Due to our high fixed costs, any continued decline in revenue would require us to utilize more of our cash and cash equivalents to fund our operations, working capital requirements and capital expenditures and may require us to delay or forego planned expenditures. If we were required to forego planned expenditures, our results of operations and liquidity may be adversely affected.

We expect cash flows from operations, cash, and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and Cash Equivalents and Short-Term Investments.    Cash, cash equivalents and short-term investments were approximately $44.0 million as of December 31, 2009 compared to $91.5 million as of December 31, 2008. The decline in cash, cash equivalents and short-term investments of $47.5 million was due primarily to the repurchase of our senior notes of $24.4 million, purchases of property, plant and equipment of $11.6 million, and cash used in operating activities of $10.2 million

We recorded approximately $11.7 million as income tax receivable at December 31, 2009 based on the expected tax refund from the 2009 loss carry back.

In 2008, we sold our remaining 2.3 million shares of Safeco common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds of $153.4 million.

On July 30, 2008, our Board of Directors declared a special cash dividend of $3.50 per share on our common stock, which was paid on August 29, 2008 to shareholders of record on August 15, 2008. The aggregate dividend amount was $30.7 million.

Senior Notes.    In 2004, we issued 8.625% senior notes due 2014 in the aggregate principal amount of $150 million. The senior notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the senior notes is payable semiannually in arrears on March 15 and September 15 of each year. The maturity date of the senior notes is September 15, 2014. We are subject to various debt covenants and other restrictions, the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. See Note 10 to our consolidated financial statements. We were in compliance with all debt covenant requirements at December 31, 2009 and 2008.

In 2009, we repurchased $28.0 million aggregate principal amount of the Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain of $3.0 million was recorded in 2009 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $557,000. As of December 31, 2009, we had $122.1 million aggregate principal amount of the senior notes outstanding.

Under the indenture governing our senior notes, we currently have the ability to incur up to $40 million of additional indebtedness. The indenture contains covenants that limit our ability to pay dividends or make other distributions on, redeem or repurchase capital stock and other restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

Senior Credit Facility.    In December 2008, we terminated our $20.0 million senior credit facility. The credit facility was collateralized by substantially all of our assets (excluding certain real property). No amounts were outstanding under this credit facility as of December 31, 2008. In the future, we may obtain a replacement facility depending on market conditions and our current needs.

Operating activities

Net cash used in operating activities in 2009 of $10.2 million consists of our net loss of $9.3 million, adjusted by non-cash charges of $27.4 million which consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets and the gain on extinguishment of senior notes, offset by $18.3 million used in working capital and $10.0 million of payments for broadcast rights. Net cash used in operating activities in 2008 of $29.2 million consisted of net income of $44.7 million, adjusted by non-cash charges of $53.3 million which included loss on impairment of goodwill, intangible assets and equity investment, gain on sale of Safeco shares, depreciation and amortization, amortization of broadcast rights and stock-based compensation offset by $2.4 million used in working capital and $18.2 million of payments for broadcast rights. Net cash provided by operating activities in 2007 of $17.2 million consisted of net income of $31.9 million and a $1.5 million gain on sale of radio stations, $40.4 million gain on sale of Safeco shares and changes in deferred income tax and changes in operating assets and liabilities.

Investing activities

Net cash provided by investing activities during 2009 was $46.9 million compared to net cash provided by investing activities during 2008 of $85.4 million and net cash used in investing activities of $18.1 million in 2007. During 2009, cash flows related to investing activities consisted primarily of proceeds from sale of marketable securities of $60.0 million offset by the investment in DataSphere of $1.5 million, which is accounted for on a cost basis, and purchases of property, plant and equipment of $11.6 million. During 2008, cash flows related to investing activities consisted primarily of proceeds of $153.5 million from the sale of marketable securities (primarily Safeco shares) and a decrease in restricted cash of $52.4 million, offset by $52.4 million for the purchase of the Bakersfield television stations, $58.9 million in purchases of short-term investments and $10.3 million in purchases of property, plant and equipment. During 2007, cash flows related to investing activities consisted primarily of a $43.9 million increase in restricted cash, $9.3 million in purchases of property, plant and equipment, $4.9 million paid for the purchase of television stations, $2.8 million paid as a deposit on the purchase of television stations, $1.5 million paid for the purchase of an online news service and $924,000 paid for purchases of marketable securities, partially offset by proceeds of $41.0 million from the sale of marketable securities, $2.9 million from the sale of a radio station and $1.3 million in proceeds from the sale of property, plant and equipment.

Financing activities

Net cash used in financing activities in 2009 was $24.6 million primarily due the retirement of $28.0 million aggregate principal amount of our senior notes for total consideration of $24.4 million in cash. Net cash used in financing in 2008 was $30.8 million due primarily to the special cash dividend payment to shareholders in August 2008. Net cash used in financing activities during 2007 was $6,000.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2009:

	Debt Maturities	Interest Payments	Broadcast Rights	Other Obligations	Lease Obligations	Total
2010	$—	$10,527	$5,886	$2,135	$1,667	$20,215
2011	—	10,527	12,544	1,235	1,173	25,479
2012	—	10,527	7,977	125	901	19,530
2013	—	10,527	4,970	—	710	16,207
2014	122,050	10,527	3,141	—	473	136,191
Thereafter	—	—	—	—	695	695

	$122,050	$52,635	$34,518	$3,495	$5,619	$218,317

Commitments for broadcasting rights consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Other obligations represent rights to sell available advertising time on third party radio stations through 2012. This contractual obligation table does not include personal service contracts, as discussed below, or our obligation to pay South Sound up to approximately $1.4 million if we do not exercise the option to purchase the South Sound FM radio station licensed to Oakville, Washington.

In the ordinary course of our broadcasting business, we enter into personal services contracts (the “PSCs”) with many of our station-level employees. Our aggregate contractual obligation under such existing PSCs is approximately $13.5 million.

We currently expect to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as cash and cash equivalents. However, we may in the future be required to finance these commitments through the use of bank borrowings or the issuance of debt and/or equity securities.

Description of Indebtedness

As of December 31, 2009, we had $122.1 million aggregate principal amount of our senior notes outstanding. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the senior notes is payable semiannually in arrears on March 15 and September 15 of each year. The maturity date for our senior notes is September 15, 2014.

The indenture governing our senior notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding senior notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with all debt covenant requirements at December 31, 2009.

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the senior notes and affect our credit rating and access to other financing.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective for fiscal years beginning after November 15, 2009. We are currently evaluating impact this update will have on our consolidated financial statements.

In June 2008, the FASB issued authoritative guidance which addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. This guidance classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. This guidance was effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, we had approximately 29,000 restricted shares with non-forfeitable dividend rights. The implementation of this authoritative guidance did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted the changes issued by the FASB in April 2008 that amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB revised the authoritative guidance for the accounting of business combinations. Under the revised guidance, an entity that completes a business combination is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The provisions of the revised authoritative guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption did not have any impact on our consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defined fair value, established a framework for measuring fair value and expanded disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption during the first quarter of 2009 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments. The guidance, which is effective for interim and annual periods ending after June 15, 2009, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The implementation of this authoritative guidance did not have a material impact on our consolidated results of operations or financial condition.

In May 2009, the FASB issued authoritative guidance on management’s assessment of subsequent events. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our consolidated results of operations or financial condition. We have evaluated subsequent events through the date of issuance of our Form 10-K for the period ended December 31, 2009.

On July 1, 2009, the FASB issued the Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements for periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. As the ASC does not change GAAP, there was no impact on our consolidated results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our consolidated financial instruments represents the potential loss arising from adverse changes in financial rates. We are currently exposed to market risk in the areas of interest rates. This exposure is directly related to our normal funding activities.

Interest Rate Exposure

The aggregate principal amount of our 8.625% senior notes due 2014 is at a fixed rate. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2009, our fixed-rate debt totaled $122.1 million. The estimated fair value of our long-term debt at December 31, 2009 was approximately $117.2 million, which was approximately $4.9 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2009, amounted to approximately $5.1 million. Fair market values are determined based on market quotes by brokers. For fixed-rate debt, interest rate changes do not impact book value, operations, or cash flows.

As of December 31, 2008, our fixed-rate debt totaled $150.0 million. The estimated fair value of our long-term debt at December 31, 2008 was approximately $123.0 million, which was approximately $27.0 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2008, amounted to approximately $7.0 million.

Marketable Securities Exposure

In 2008, we sold our remaining 2.3 million shares of Safeco Corporation common stock. Our investments in Safeco represented nearly all of our investments in marketable securities. Accordingly, our exposure to market risk in the area of securities prices was not significant as of December 31, 2008 and was non-existent at December 21, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related schedule listed in the index set forth in Item 15 in this report are filed as part of this report and are incorporated herein by reference.

Quarterly financial information for 2009 and 2008 is included in Note 22 to our consolidated financial statements and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended December 31, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal year ended December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth fiscal quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2009, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

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

The information required by this Item will be contained in the sections entitled “Information With Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Regarding the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2010, and is incorporated herein by reference.

We have a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, VP Finance, Controller, general managers, station managers and business managers. The Code of Ethics is available on our website at www.fsci.com under the section heading “Investor Information—Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of our Code of Ethics by posting such information at this location on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “2009 Grants of Plan-Based Awards Table,” “2009 Outstanding Equity Awards at Fiscal-Year End Table,” “2009 Option Exercises and Stock Vested Table,” “Potential Payments upon Termination of Employment or Change of Control,” “Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans,” “2009 Non-Employee Director Compensation” and “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the sections entitled “Transactions with Related Persons,” “Review, Approval or Ratification of Transactions with Related Persons,” “Information With Respect to Nominees and Directors Whose Terms Continue,” “Director Independence” and “Information Regarding the Board of Directors and its Committees” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations

•	Consolidated Balance Sheets

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Consolidated Statements of Comprehensive Income (Loss)

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits: See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Fisher Communications, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 12, 2010

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Revenue	$133,664	$173,791	$162,266

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	65,111	69,810	62,054
Selling, general and administrative expenses	51,170	65,859	55,243
Impairment of goodwill and intangible assets	—	76,742	—
Impairment of investment in equity investee	—	1,468	—
Amortization of program rights	10,056	19,288	18,686
Depreciation and amortization	13,713	12,703	11,518
Plaza fire expenses, net	2,657	—	—
Gain on asset exchange, net	(2,569)	—	—

Total operating expenses	140,138	245,870	147,501

Income (loss) from operations	(6,474)	(72,079)	14,765
Gain on extinguishment of senior notes, net	2,965	—	—
Other income, net	1,288	156,570	45,688
Interest expense	(11,677)	(13,928)	(13,671)

Income (loss) from continuing operations before income taxes	(13,898)	70,563	46,782
Provision (benefit) for federal and state income taxes	(4,568)	24,833	15,903

Income (loss) from continuing operations	(9,330)	45,730	30,879
Income (loss) from discontinued operations, net of income taxes	—	(1,072)	995

Net income (loss)	$(9,330)	$44,658	$31,874

Net income (loss) per share:
From continuing operations	$(1.06)	$5.23	$3.54
From discontinued operations	—	(0.12)	0.11

Net income (loss) per share	(1.06)	$5.11	$3.65

Net income (loss) per share assuming dilution:
From continuing operations	$(1.06)	$5.23	$3.54
From discontinued operations	—	(0.12)	0.11

Net income (loss) per share assuming dilution	$(1.06)	$5.11	$3.65

Weighted average shares outstanding	8,776	8,732	8,723

Weighted average shares outstanding assuming dilution	8,776	8,735	8,728

Dividends declared per share	$—	$3.50	$—

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$43,982	$31,835
Short-term investments	—	59,697
Receivables, net	28,070	26,044
Income taxes receivable	11,746	2,763
Deferred income taxes	3,813	1,763
Prepaid expenses and other	4,460	2,200
Cash surrender value of life insurance and annuity contracts	2,626	—
Television and radio broadcast rights	7,919	6,106

Total current assets	102,616	130,408
Cash surrender value of life insurance and annuity contracts	15,711	17,425
Goodwill, net	13,293	13,293
Intangible assets, net	40,779	41,015
Deferred financing fees and other	7,590	6,955
Deferred income taxes	2,297	11,621
Property, plant and equipment, net	148,824	148,440

Total Assets	$331,110	$369,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,148	$4,339
Accrued payroll and related benefits	4,445	4,301
Interest payable	3,158	3,773
Television and radio broadcast rights	7,987	6,124
Current portion of accrued retirement benefits	1,100	1,254
Other current liabilities	6,251	5,712

Total current liabilities	26,089	25,503
Long-term debt	122,050	150,000
Accrued retirement benefits	18,023	19,439
Other liabilities	9,476	11,607

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock, 12,000,000 shares authorized, $1.25 par value; 8,762,383 and 8,737,281 shares issued and outstanding at December 31, 2009 and 2008, respectively	10,953	10,922
Capital in excess of par	12,086	11,140
Accumulated other comprehensive income (loss)—net of income taxes:
Unrealized loss on marketable securities	—	(158)
Accumulated loss	(1,525)	(2,545)
Prior service cost	(139)	(178)
Retained earnings	134,097	143,427

Total Stockholders’ Equity	155,472	162,608

Total Liabilities and Stockholders’ Equity	$331,110	$369,157

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2006	8,720,091	$10,900	$9,454	$119,494	$97,581	$237,429
Net income	—	—	—	—	31,874	31,874
Other comprehensive loss	—	—	—	(38,815)	—	(38,815)
Stock-based compensation	—	—	733	—	—	733
Issuance of common stock under awards, rights and options and related tax benefit	5,425	7	33	—	—	40

Balances, December 31, 2007	8,725,516	10,907	10,220	80,679	129,455	231,261
Net income	—	—	—	—	44,658	44,658
Cash dividends paid	—	—	—	—	(30,686)	(30,686)
Other comprehensive loss	—	—	—	(83,560)	—	(83,560)
Stock-based compensation	—	—	918	—	—	918
Issuance of common stock under awards, rights and options and related tax benefit	11,765	15	2	—	—	17

Balances, December 31, 2008	8,737,281	10,922	11,140	(2,881)	143,427	162,608
Net loss	—	—	—	—	(9,330)	(9,330)
Other comprehensive income	—	—	—	1,217	—	1,217
Stock-based compensation	—	—	1,015	—	—	1,015
Issuance of common stock under awards, rights and options and related tax benefit	25,102	31	(69)	—	—	(38)

Balances, December 31, 2009	8,762,383	$10,953	$12,086	$(1,664)	$134,097	$155,472

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$(9,330)	$44,658	$31,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,713	12,786	11,552
Deferred income taxes	7,190	(15,318)	10,760
(Income) loss in operations of equity investees	133	(134)	4
Loss on disposal of fixed assets destroyed in Plaza fire	1,482	—	—
Loss on disposal of fixed assets, net	558	—	—
Amortization of deferred financing fees	469	782	633
Amortization of program rights	10,056	19,288	18,686
Payments for television and radio broadcast rights	(10,038)	(18,154)	(17,645)
Gain on extinguishment of senior notes, net	(2,965)	—	—
Gain on asset exchange, net	(2,569)	—	—
Gain on sale of radio stations	—	—	(1,491)
Gain on sale of marketable securities	—	(152,610)	(40,421)
Amortization of short-term investment discount	(303)	(789)	—
Impairment of goodwill and intangible assets	—	76,742	—
Impairment of investment in equity investee	—	1,468	—
Net non-cash contract termination fee	—	4,990	—
Amortization of non-cash contract termination fee	(1,461)	(1,264)	(869)
Dividends from equity investee	—	—	150
Stock-based compensation	1,015	918	733
Other	205	(179)	(21)
Changes in operating assets and liabilities
Receivables	(2,026)	4,399	(356)
Prepaid expenses and other assets	(2,260)	1,481	(281)
Cash surrender value of life insurance and annuity contracts	(912)	(616)	(850)
Other assets	(19)	698	693
Accounts payable, accrued payroll and related benefits, interest payable and other current liabilities	(2,874)	(1,921)	57
Income taxes receivable and payable	(8,983)	(6,722)	3,473
Accrued retirement benefits	(511)	911	196
Other liabilities	(759)	(643)	286

Net cash provided by (used in) operating activities	(10,189)	(29,229)	17,163

Investing activities
Purchase of marketable securities	—	(104)	(924)
Proceeds from sale of marketable securities and short-term investments	60,000	153,513	41,009
Purchase of short-term investments	—	(58,909)	—
Restricted cash	—	52,365	(43,892)
Proceeds from sale of radio stations	—	—	2,869
Deposits paid for purchase of television stations	—	—	(2,750)
Purchase of television stations	—	(52,365)	(4,931)
Purchase of online news service	—	—	(1,482)
Proceeds from sale of online news service	—	1,460	—
Purchase of intangible assets	—	(285)	—
Proceeds from sale of property, plant and equipment	—	—	1,250
Purchase of investment in DataSphere	(1,500)	—	—
Purchase of property, plant and equipment	(11,581)	(10,291)	(9,273)

Net cash provided by (used in) investing activities	46,919	85,384	(18,124)

Financing activities
Borrowings under borrowing agreements	—	21,000	6,000
Payments on borrowing agreements	—	(21,000)	(6,000)
Repurchase of senior notes	(24,428)	—	—
Payment of capital lease obligation	(155)	(144)	(45)
Proceeds from exercise of stock options	—	—	39
Cash dividends paid	—	(30,686)	—

Net cash used in financing activities	(24,583)	(30,830)	(6)

Net increase (decrease) in cash and cash equivalents	12,147	25,325	(967)
Cash and cash equivalents, beginning of period	31,835	6,510	7,477

Cash and cash equivalents, end of period	$43,982	$31,835	$6,510

Supplemental disclosures:
Cash paid (received) for income taxes, net	$(2,173)	$45,978	$1,252
Cash paid for interest	$11,716	$13,281	$13,428

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(9,330)	$44,658	$31,874

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	242	24,953	(18,998)
Effect of income taxes	(85)	(8,733)	6,649
Accumulated gain (loss)	1,569	(903)	(343)
Effect of income taxes	(548)	316	120
Prior service cost	60	4	48
Effect of income taxes	(21)	(1)	(17)
Reclassification adjustment for gains included in net income	—	(152,610)	(40,421)
Effect of income taxes	—	53,414	14,147

Other comprehensive income (loss)	1,217	(83,560)	(38,815)

Comprehensive loss	$(8,113)	$(38,902)	$(6,941)

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Significant Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the “Company”) are television and radio broadcasting. The Company also owns and operates Fisher Plaza, a mixed-use facility that houses a variety of office, retail, technology and other media and communications companies. The Company conducts its business in Washington, Oregon, Idaho, California and Montana. A summary of significant accounting policies is as follows:

Principles of consolidation.    The consolidated financial statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting are conducted through Fisher Broadcasting Company. Fisher Media Services Company operates Fisher Plaza. All material intercompany balances and transactions have been eliminated.

Revisions.    During the fourth quarter of 2009, the Company determined that correcting adjustments were necessary to recognize deferred tax liabilities associated with appreciation on the Company’s investments in annuity contracts.

The Company is the owner and beneficiary of annuity contracts that were entered into prior to 1986 and that are presented on the balance sheet in the consolidated financial statements. Increases in the fair value of these annuity contracts have been recognized into the consolidated statements of operations in each reporting period. For income tax purposes, the increases in the fair value of these annuity contracts are deferred and taxable upon the settlement of the related annuity contracts.

The Company had not recognized the deferred income tax expense and a related deferred tax liability for the appreciation in the fair value of the annuity contracts. The Company assessed the materiality of this correcting adjustment for the periods from the date of the original investments in the annuity contracts through December 31, 2008 and each of the quarterly reporting periods during the years ended December 31, 2007, 2008 and 2009, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the correcting adjustment was not material to any individual reporting periods. The Company also concluded that the impact of correcting the related accounts was not material. Accordingly, January 1, 2007 opening retained earnings was adjusted by $2.1 million to reflect the increase in the deferred tax liability for the earlier years. The adjustment related to the 2009 quarters of $42,000 was recorded in the fourth quarter of 2009.

Estimates.    The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the estimated useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, valuation allowances for deferred income taxes and accruals of liabilities and contingencies. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Television and radio broadcast licenses.    The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses. The cost of certain acquired indefinite-lived television licenses is included in intangible assets in the consolidated balance sheets.

Revenue recognition.    Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. The Company may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast; and expenses are reported when products or services are utilized or when programming airs. The Company receives consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of the Company’s television stations. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed. Website advertising revenue is recognized as services are delivered. Rentals from real estate leases are recognized on a straight-line basis over the term of the lease, while revenue from related service fees is recognized when the services are delivered.

Termination of national advertising representation firms.    Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When the Company terminates national advertising representation agreements with contractual termination penalties, the Company recognizes a non-cash termination charge to selling, general and administrative expenses and amortizes the resulting liability as a reduction of expense over the term of the new agreement. In the second quarter of 2008, the Company recognized a net non-cash termination charge of $5.0 million and will recognize a non-cash benefit over the five year term of the new agreement.

Cash and cash equivalents.    The Company considers all highly liquid investments that have maturities at the date of purchase of 90 days or less to be cash equivalents. The Company’s cash equivalents comprise primarily of money market funds.

Short-term investments.    The Company’s short-term investments were comprised of commercial paper with maturities at the date of purchase of greater than 90 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. The carrying value of $59.7 million approximates fair value of the Company’s short-term investments at December 31, 2008. Fair values for these investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the investment carrying value. No impairments on investments have been recorded. As of December 31, 2009, the Company had no short-term investments.

Marketable securities.    Marketable securities consisted primarily of shares of Safeco Corporation common stock, valued at the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange. The Company sold all of its remaining shares of Safeco Corporation common stock in 2008 (see Note 3). The Company classified its investments in marketable securities as available-for-sale and those investments were reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related income tax effect. Dividends received of approximately $2.1 million and $4.2 million are included in other income, net during the years ended December 31, 2008 and 2007, respectively.

Concentration of credit risk.    Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents and receivables. The Company maintains its cash and cash equivalents in accounts primarily with one major financial institution, in the form of demand deposits, money market funds and other cash and cash equivalents. Deposits in these institutions may exceed the amounts of federal insurance provided on such deposits. Concentration of credit risk with respect to receivables is limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company does not generally require collateral or other security for its receivables.

Television and radio broadcast rights.    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Television and radio broadcast rights obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Investments in equity investees.    Investments in equity investees represent investments in entities over which the Company does not have control, but has significant influence and owns 50% or less. Such investments are accounted for using the equity method of accounting (see Note 7). An impairment on the investment in equity investee is recognized if the decline in value is other than temporary.

Goodwill and indefinite-lived intangible assets.    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and, if considered appropriate, obtains appraisals from independent appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests for the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

The goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital. The Company’s indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least annually by applying a fair-value-based test as required. The Company’s evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect the Company’s results of operations.

Property, plant and equipment, net.    Property, plant and equipment are stated at historical cost, net of related accumulated depreciation. Gains or losses on dispositions of property, plant and equipment are included in operating income, or in discontinued operations, based on the nature of the disposition. Replacements and improvements are capitalized and repairs and maintenance are expensed as incurred.

Real estate taxes, interest expense and certain other costs related to real estate projects constructed for lease to third parties are capitalized as a cost of such projects until the project, including major tenant improvements, is substantially completed. A project is considered to be substantially completed when a predetermined occupancy level has been reached or the project has been available for occupancy for a period of one year. Costs, including depreciation, applicable to a project are charged to expense based on the ratio of occupied space to total rentable space until the project is substantially completed, after which such costs are expensed as incurred.

Depreciation of property, plant and equipment is determined using the straight-line method over the estimated useful lives of the assets as follows:

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

The Company evaluates the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors considered which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used and significant negative cash flows or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. In estimating these future cash flows, the Company uses future projections of cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. These projections contain estimates and judgments that are significant and subjective. If it is determined that a long-lived asset is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of the Company’s estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and could result in a future impairment of the related assets with a material effect on the Company’s future results of operations.

Fair value of financial instruments.    The carrying amount of cash and cash equivalents, short-term investments, receivables, marketable securities, trade accounts payable and television and radio broadcast rights asset and payable approximate fair value due to their short maturities.

The estimated fair value of the Company’s long-term debt at December 31, 2009 and 2008 was $117.2 million and $123.0 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defined fair value, established a framework for measuring fair value and expanded disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption during the first quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier hierarchy, which prioritizes the inputs used to measure fair value is as follows:

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

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of approximately $1.1 million and $769,000 at December 31, 2009 and 2008, respectively, is measured using Level 1 inputs.

Deferred financing costs.    The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in 2004 are amortized over the ten year life of the senior notes; costs corresponding to the Company’s $20 million revolving credit facility, which was terminated in 2008, were being amortized over the original six year availability of this financing agreement. Upon termination in December 2008, $150,000 in unamortized costs related to the revolving credit facility was charged to interest expense.

Variable interest entities.    The Company may enter into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, the Company continues to operate the station under the agreement until the termination of such agreement. As a result of these agreements, the Company may determine that the station is a Variable Interest Entity (“VIE”) and that the Company is the primary beneficiary of the variable interest. This typically occurs if the Company has an agreement to acquire a station and the conditions to close are considered to be perfunctory. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station. The Company did not have any VIE’s in 2009 or 2008.

Advertising.    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense totaled approximately $2.0 million, $3.1 million and $2.9 million in 2009, 2008 and 2007, respectively.

Operating leases.    The Company has operating leases for television and radio transmitting facilities, tower locations, administrative offices and certain other operational and administrative equipment. The television and radio transmitting facilities lease agreements are for periods up to 30 years, with certain renewal options. The Company recognizes lease expense on a straight-line basis when cash payments fluctuate over the term of the lease.

Capital leases.    For equipment under capital lease arrangements, an asset is recorded based on the net present value of the lease payments, which may not exceed the fair value of the underlying leased equipment, and a corresponding long-term liability is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the related lease.

Income taxes.    Deferred income taxes are provided for temporary differences in reporting for financial reporting versus income tax reporting purposes. The Company evaluates both positive and negative evidence that it believes is relevant in assessing whether the Company will realize its deferred tax assets. The determination of the Company’s provision for income taxes and valuation allowance requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. In assessing whether deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income, a full valuation allowance has been established on the Company’s state deferred tax assets. At December 31, 2009, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

The Company recognizes tax expense related to uncertain tax positions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The uncertain tax position must reach a certain recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 13 for additional detail on the Company’s uncertain tax positions.

Net income (loss) per share.    Net income (loss) per share represents net income (loss) divided by the weighted average number of shares outstanding during the year. Net income (loss) per share assuming dilution represents net income (loss) divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options and restricted stock rights issued under the Company’s incentive plans. Common stock options and restricted stock rights are converted using the treasury stock method.

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(9,330)	$44,658	$31,874
Weighted average shares outstanding—basic	8,776	8,732	8,723
Weighted effect of dilutive options and rights	—	3	5

Weighted average shares outstanding assuming dilution	8,776	8,735	8,728

Basic net income (loss) per share	$(1.06)	$5.11	$3.65

Diluted net income (loss) per share	$(1.06)	$5.11	$3.65

The effect of 74,708 restricted stock rights and options to purchase 254,021 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2009 because such options and rights were anti-dilutive. The effect of 12,528 restricted stock rights and options to purchase 249,757 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2008 because such options and rights were anti-dilutive. The effect of options to purchase 172,005 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2007 because such options were anti-dilutive.

Stock-based compensation    The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company’s estimation of the fair value of stock option awards on the date of grant is affected by the Company’s stock price, as well as assumptions regarding a number of variables. These variables include, but are not limited to, the expected term of the award, expected stock price volatility over the term of the award, forfeitures and projected exercise behaviors. The Company’s estimation of the fair value of stock option awards using the Black-Scholes option pricing model requires the input of subjective assumptions and other reasonable assumptions could yield differing results.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact this update will have on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. This guidance classifies unvested share based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. This guidance was effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the Company had approximately 29,000 restricted shares with non-forfeitable dividend rights. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted changes issued by the FASB in April 2008 that amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for the accounting of business combinations. Under the revised guidance, an entity that completes a business combination is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For the Company, the provisions of the revised authoritative guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defined fair value, established a framework for measuring fair value and expanded disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption of this guidance during the first quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments. The guidance, which is effective for interim and annual periods ending after June 15, 2009, requires fair value disclosures in both interim and annual financial statements to provide more timely information about the effects of current market conditions on financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on management’s assessment of subsequent events. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the Company’s Form 10-K.

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

NOTE 2

Discontinued Operations

On October 31, 2006, the Company completed the sale of 18 small market radio stations located in Montana and Eastern Washington for $26.1 million. The Company received $24.4 million in cash, and $1.6 million was placed in escrow with respect to certain standard representations and warranties made by the Company. In 2006, the Company included the escrowed amount in the calculation of the gain on sale of the radio stations due to the Company’s assessment that no liabilities would arise under the indemnification provisions of the agreement. In 2008, the Company recorded a charge of $263,000 for the settlement amount rendered upon final resolution of claims made by the buyer against the escrow amount, which is included in loss from discontinued operations. The funds held in escrow as of December 31, 2008 and 2007 ($761,000 and $1.0 million, respectively) are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Of the $24.4 million in cash received, $18.0 million was deposited directly with a Qualified Intermediary (“QI”) in order to facilitate a tax deferred exchange under Internal Revenue Code Section 1031. The sale of one additional Montana station to the same buyer closed on June 1, 2007, for $3.0 million.

From the time of the initial agreement in 2006 until the fourth quarter of 2008, the Company continued to actively market the remaining small market radio stations and engaged in substantive negotiations with potential purchasers for the sale of the remaining five stations. However, ultimately, the Company has not completed the divestiture due to declining advertising revenues beginning in 2008 resulting in poor operating performance and by the significant tightening of liquidity in the U.S. credit markets in 2008. During the fourth quarter of 2008, the Company determined that in view of the uncertainty around the timing or probability of a sale of the remaining five stations, the requirements necessary to classify the remaining five radio stations as discontinued operations were no longer met and that it was appropriate to present the stations as held for use in the Company’s continuing operations as of the fourth quarter of 2008 and going forward. The assets and liabilities of the five stations have been classified as held for use in the consolidated balance sheet as of December 31, 2008 and 2009, and the results of operations of the five stations through December 31, 2008 and 2009 have been classified as continuing operations in the Company’s radio segment in the consolidated statements of operations for all periods presented.

Operational data for the remaining small market radio stations included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007
Revenue	$—	$60

Income (loss) from discontinued operations:
Discontinued operating activities	$—	$(126)
Gain (loss) on sale	(263)	2,294

	(263)	2,168
Income tax effect	92	(759)

Income (loss) from discontinued operations	$(171)	$1,409

The loss from discontinued operations during 2008 reflects the settlement amount rendered upon final resolution of claims made by the buyer against the escrow amount.

On December 31, 2008, the Company sold Pegasus News, Inc. (“Pegasus”) for net proceeds of $1.46 million. The buyer paid Fisher Broadcasting $1.5 million in cash and granted the Company and its affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in its existing television and radio markets to deliver personalized online local news, information and advertising. The Company reported the results of operations of Pegasus as discontinued operations in the accompanying consolidated statement of operations. The operations of Pegasus were included in the Company’s television segment.

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007
Revenue	$216	$27
Loss from discontinued operations:
Discontinued operating activities	$(1,351)	$(636)
Loss on sale	(33)

	(1,384)	(636)
Income tax effect	483	222

Loss from discontinued operations	$(901)	$(414)

NOTE 3

Sale of Safeco Corporation Common Stock

In December 2007, the Company sold 700,000 shares of Safeco Corporation common stock, which represented 23.3% of the Company’s total Safeco holdings. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to the Company of approximately $40.6 million. The book basis of the shares sold totaled approximately $237,000, resulting in a pre-tax gain on sale of $40.4 million, which is included in other income, net for 2007. The net proceeds from the sale were utilized to fund the January 2008 acquisition of two television stations in Bakersfield, California (see Note 4).

In June and July 2008, the Company sold its remaining 2.3 million shares of Safeco Corporation common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to the Company of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008.

NOTE 4

Acquisitions

On August 3, 2007, the Company signed an agreement to purchase the assets of two television stations in the Bakersfield, California Designated Market Area pending FCC approval and other closing conditions. On January 1, 2008, the Company finalized the purchase of the stations for $55.3 million in cash. This acquisition diversified the Company’s broadcast operations and continued the Company’s strategy of creating duopolies in the markets it serves. The excess of the purchase price of the stations over the fair value of the tangible and identifiable intangible net assets was recorded as goodwill. The purchase price of the stations, including direct costs of the acquisition, has been allocated as follows (in thousands):

Intangible assets—FCC licenses (indefinite life, non-amortizing)	$32,200
Intangible assets—Network affiliation agreement (useful life of 15 years)	3,900
Goodwill (non-amortizing, tax deductible)	14,933
Property, plant and equipment	4,281

$55,314

Pro forma information is not provided as the Company considers the acquisition to be immaterial.

NOTE 5

Trade and Barter Transactions

Trade transactions represent the exchange of commercial air time for products or services, while barter transactions represent the exchange of commercial air time for programming. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast; expenses are reported when products or services are utilized or when programming airs. Trade and barter revenue totaled approximately $4.6 million, $3.3 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Trade and barter expense totaled approximately $4.8 million, $3.1 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6

Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2009	2008
Trade accounts receivables	$28,428	$26,048
Other receivables	951	1,550

	29,379	27,598
Less: allowance for doubtful accounts	(1,309)	(1,554)

Total receivables, net	$28,070	$26,044

The Company estimates the collectability of accounts receivable, by specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances calculated as a percentage of past due balances based on historical collection experience.

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

Investment in South West Oregon Television is summarized as follows (in thousands):

Balance, December 31, 2007	$2,635
Equity in net income	133
Impairment of equity investee	(1,468)

Balance, December 31, 2008	1,300
Equity in net loss	(133)

Balance, December 31, 2009	$1,167

During the fourth quarter of 2008, the Company recognized an impairment charge of $1.5 million on the investment in equity investee as the decline in value of the investment was other than temporary.

NOTE 8

Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	December 31, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Intangible assets subject to amortization (2)
Network affiliation agreement	3,300	(236)	3,064	3,560	(260)	3,300
Other intangible assets	285	—	285	285		285

	3,585	(236)	3,349	3,845	(260)	3,585

Total intangible assets	$41,015	$(236)	$40,779	$41,275	$(260)	$41,015

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the years ended December 31, 2009, 2008 and 2007 was $236,000, $328,000 ($68,000 of which is included in discontinued operations) and $31,000, respectively.

The following table presents the Company’s estimate of amortization expense for each of the next five years and thereafter for intangible assets subject to amortization recorded on its books as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$236
2011	236
2012	236
2013	236
2014	236
Thereafter	1,884

$3,064

The change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	December 31,
	2009	2008
Beginning balance	$51,709	$37,361
Acquisition	—	14,933
Disposal	—	(1,230)
Reclassification of asset	—	645

	51,709	51,709
Accumulated impairment losses	(38,416)	(38,416)

	$13,293	$13,293

The change in the carrying amount of intangible assets for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	December 31,
	2009	2008
Beginning balance	$41,015	$42,782
Acquisition	—	36,385
Disposal	—	(263)
Amortization	(236)	(328)
Reclassification of asset	—	765
Impairment	—	(38,326)

	$40,779	$41,015

The Company is required to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company has determined that the impairment test should be conducted at the operating segment level (which is at a reporting unit level), which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. Based on the impairment analysis the Company performed, no impairment charges were recorded in 2009.

The Company recorded an impairment charge of $76.7 million during the fourth quarter of 2008 that included an impairment to the carrying values of FCC licenses of $38.0 million, related to five of the Company’s television stations and two of the Company’s radio stations; an impairment to the carrying value of a network affiliation agreement of $340,000, related to one of the Company’s television stations; and an impairment to the carrying values of goodwill of $38.4 million, related to six reporting units consisting of eleven of the Company’s television stations and five of the Company’s radio stations. As required, the Company tested its FCC licenses and goodwill for impairment at December 31, 2008, between the annual impairment tests, because the Company believed events had occurred and circumstances changed that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts and that the Company’s FCC licenses might be impaired. These events included: (a) the decline in the price of the Company’s common stock as of December 31, 2008; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at the Company’s radio and television stations.

Additionally, the Company tests its network affiliation agreement whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. The impairment test for a network affiliation agreement consists of a comparison of the carrying amount of the network affiliation agreement with its fair value, using a discounted cash flow analysis.

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

Determining the fair value of our reporting units requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s financial statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) that the Company uses to calculate the fair value of its FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to the Company’s total market capitalization; and by comparing the fair value of its reporting units and FCC licenses to recent sale transactions.

As noted above, the Company is required to test its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that the Company may need to record additional impairments in the future.

NOTE 9

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,,
	2009	2008
Building and improvements	$136,837	$134,737
Machinery and equipment	123,952	123,168
Land and improvements	8,309	8,294

	269,098	266,199
Less: accumulated depreciation	(120,274)	(117,759)

	$148,824	$148,440

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (see Note 16). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1.3 million recorded under this capital lease, offset by deferred gain of $442,000 at December 31, 2009. Accumulated depreciation associated with the capital lease asset totals $416,000 at December 31, 2009.

Property, plant and equipment includes property leased to third parties and to other subsidiaries of the Company. The investment in property held for lease to third parties as of December 31, 2009, consists of Fisher Plaza and includes buildings, equipment and improvements of $144.8 million, and land and improvements of $4.4 million, less accumulated depreciation of $40.3 million. The Company receives rental income principally from the lease of data center, office and retail space under leases and agreements, which expire at various dates through 2019. These leases and agreements are accounted for as operating leases. Minimum future rental income from leases and agreements in effect at December 31, 2009 are as follows (in thousands):

Year	Rental Income
2010	$4,330
2011	3,990
2012	3,406
2013	3,001
2014	2,161
Thereafter	7,172

$24,060

The Company did not capitalize any interest expense in 2009, 2008 or 2007.

NOTE 10

Long-Term Debt

In 2004, the Company issued $150.0 million of 8.625% senior notes due in 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company (see Note 23). Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005. As of December 31, 2009, the total principal amount of outstanding senior notes was $122.1 million

Except as described below, the senior notes are not redeemable at the Company’s option prior to September 15, 2009. On or after September 15, 2009, the Company may redeem all or a part of the senior notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the 12-month period beginning on September 15 of the years indicated below:

Year	Percentage
2009	104.3125%
2010	102.8750%
2011	101.4375%
2012 and thereafter	100.0000%

The indenture under which the senior notes were issued contains covenants that, among other things, limit the Company’s ability to:

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

Included in the indenture are provisions that limit the Company’s ability to distribute proceeds from asset sales. In the event that the Company does not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, the Company will be required to offer to repurchase its outstanding senior notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in the Company’s business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in the Company’s business; and (v) certain investments in the Company or its subsidiaries.

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

Total transaction costs of $6.0 million were capitalized, of which $5.5 million related to the senior notes, and $521,000 related to the Revolver. The capitalized balances are amortized to interest expense using the effective interest method over ten years for the senior notes and over six years for the Revolver. Upon termination in December 2008, $150,000 in unamortized transaction costs related to the Revolver was charged to interest expense.

NOTE 11

Television and Radio Broadcast Rights and Other Broadcast Commitments

The Company acquires television and radio broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

Television and radio broadcast rights acquired under contractual arrangements were $11.8 million and $18.7 million in 2009 and 2008, respectively. At December 31, 2009, the Company had commitments under license agreements amounting to $34.5 million for future rights to broadcast television programs and network affiliate agreements through 2014. The Company also has rights to sell available advertising time for third party radio stations. Commitments for these rights were approximately $3.5 million through 2012.

NOTE 12

Stockholders’ Equity

The Company maintains three incentive plans: (i) the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), (ii) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (iii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1995 Plan and the 2001 Plan, the “Plans”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2009, options and rights for 102,672 shares, net of forfeitures, had been issued under the 1995 Plan. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2009, awards, options and rights for 349,017 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 300,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2009, awards, options and rights for 120,557 shares had been issued, net of forfeitures, from the 2008 Plan.

Stock options.    The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The outstanding options generally vest over four or five years and generally expire ten years from the date of grant. Non-cash compensation expense of $394,000 ($256,000 after-tax), $453,000 ($295,000 after-tax) and $372,000 ($242,000 after- tax) related to the options was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted stock rights.    The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The outstanding rights generally vest over four or five years and expire upon termination of employment. Non-cash compensation expense of $429,000 ($279,000 after-tax), $264,000 ($171,000 after-tax), and $204,000 ($133,000 after-tax) related to the rights was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock awards.    Beginning with the annual retainer payable for the second quarter of 2007, the Company’s non-employee directors began receiving 25% of their annual retainer in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. Non-employee directors are permitted to elect to receive all or any portion of their remaining annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award. In 2009, 14,536 shares of common stock were issued to non-employee directors associated with compensation earned in 2009. In 2008, 4,243 shares of common stock were issued to non-employee directors associated with compensation earned in the first, second and third quarters of 2008, while 2,579 shares were issued in January 2009 associated with director compensation earned in the fourth quarter of 2008. In 2007, 2,025 shares of common stock were issued to non-employee directors associated with compensation earned in the second and third quarters of 2007, while 1,442 shares were issued in January 2008 associated with director compensation earned in the fourth quarter of 2007. Non-cash compensation expense of $193,000 ($125,000 after-tax), $201,000 ($131,000 after-tax) and $157,000 ($102,000 after-tax) related to the awards was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

Determining Fair Value

Valuation and Expense Recognition.    The Company estimates the fair value of stock option awards granted using the Black-Scholes option pricing model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.    The expected life of awards granted represents the period of time that the awards are expected to be outstanding. The Company determines the expected life based primarily on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, expected exercises and post-vesting forfeitures. Outstanding stock options granted by the Company generally vest 20% per year over five years or 25% per year over four years and have contractual lives of ten years.

Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses in the Black-Scholes option pricing model is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate.    The risk-free interest rates used in the Black-Scholes option pricing model are obtained from the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield.    The Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2009	2008	2007
Assumptions:
Weighted average risk-free interest rate	1.9%	2.8%	4.5%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	42.0%	24.1%	28.6%
Expected life of options	5.3 years	6.0 years	6.0 years
Weighted average fair value per share at date of grant	$3.58	$9.17	$17.15

Stock-based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits (APIC pool).

Stock-based compensation expense related to employee stock-based awards during the years ended December 31, 2009, 2008 and 2007 totaled approximately $1.0 million, $918,000 and $733,000, respectively, which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As of December 2009, 2008 and 2007, the Company had approximately $2.2 million, $2.3 million and $1.6 million, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.7 years and 6.7 years for restricted stock rights and options, respectively.

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2007	199,505	$49.52			17,120	$44.73
Options and stock rights granted	100,621	31.07			25,483	30.56
Options exercised/stock rights vested	—	—			(3,530)	44.49
Options expired	(25,830)	37.29			—
Options and stock rights forfeited	(13,860)	61.31			(7,070)	37.38

Outstanding at December 31, 2008	260,436	$42.98	6.42	$—	32,003	$35.28

Options and stock rights granted	30,650	9.08			72,200	8.25
Options exercised/stock rights vested	—	—			(7,787)	12.61
Options expired	(37,065)	57.14			—	—
Options and stock rights forfeited	—	—			—	—

Outstanding at December 31, 2009	254,021	$36.83	6.66	$232,065	96,416	$14.84

Exercisable at December 31, 2009	120,815	$45.02	5.12	$—	—	—

The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for options that had exercise prices that were lower than the $16.25 closing market price of the Company’s common stock at December 31, 2009.

No options were exercised in 2008 and 2009. The total intrinsic value of options exercised during 2007 was $2,000, determined as of the date of exercise. During 2009, 7,787 restricted stock rights vested, with a total fair value of $95,000. During 2008, 3,530 restricted stock rights vested, with a total fair value of $98,000. During 2007, 4,630 restricted stock rights vested, with a total fair value of $192,000.

NOTE 13

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current tax expense (benefit)
Continuing operations	$(11,190)	$39,429	$3,959
Discontinued operations	—	—	—

	(11,190)	39,429	3,959

Deferred tax expense (benefit)
Continuing operations	6,622	(14,596)	11,944
Discontinued operations	—	(575)	537

	6,622	(15,171)	12,481

Total	$(4,568)	$24,258	$16,440

Income tax expense (benefit) is allocated as follows:
Continuing operations	$(4,568)	$24,833	$15,903
Discontinued operations	—	(575)	537

	$(4,568)	$24,258	$16,440

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Normal expense computed at 35% of pretax income	$(4,864)	$24,697	$16,373
Dividends received deduction	—	(516)	(1,022)
State taxes, net of federal tax benefit	23	(1,390)	209
Change in state tax valuation allowance	11	2,406	(209)
Pension death and disability benefits, and increases in pension values	(139)	(182)	(276)
Non-deductible expenses	230	274	361
Other	171	(456)	467

	$(4,568)	$24,833	$15,903

Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2009	2008
Assets
Accrued employee benefits	$6,735	$6,919
Goodwill and intangible assets	10,155	13,758
Allowance for doubtful accounts	480	569
Net operating loss carryforwards	1,345	1,021
Contract termination charge	1,786	2,319
Stock-based compensation	745	514
Deferred income	2,284	3,256
Plaza fire expenses, net	1,560	—
Other	584	552

	25,674	28,908

Liabilities
Appreciation on annuity contracts	(2,395)	(2,237)
Extinguishment of senior notes	(1,291)	—
Property, plant and equipment	(13,018)	(10,411)
Prepaid insurance	(506)	(5)
Other	(161)	(688)

	(17,371)	(13,341)

Valuation allowance	(2,193)	(2,183)
Net	$6,110	$13,384

Current	3,813	1,763
Noncurrent	2,297	11,621

	$6,110	$13,384

In 2009, the Company determined that correcting adjustments were necessary to recognize deferred tax liabilities associated with its investments in annuity contracts. See Note 1 for further information.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets. As of December 31, 2009, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $2.2 million as of December 31, 2009 and 2008 and $388,000 as of December 31, 2007. As of December 31, 2007, the Company had utilized all of its prior year federal net operating losses.

The Company adopted the authoritative guidance related to uncertain tax provisions on January 1, 2007. As a result of the implementation of this guidance, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The U.S. federal statute of limitations remains open for the year 2006 and onward.

The IRS completed its field examination of the Company’s 2006 and 2007 U.S. tax returns in June 2009 and the Company paid $856,000 for the settlement of this examination, as well as $31,000 in interest expense.

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

The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $135,000 and $6,000 was recognized for years ended December 31, 2008 and 2007, respectively. The revisions to interest expense are a result of final settlement of the IRS examination of the Company’s 1999 – 2005 income tax returns. As of December 31, 2007, the Company had approximately $218,000 of accrued interest related to uncertain tax positions. No such interest was accrued as of December 31, 2009 and 2008.

NOTE 14

Retirement Benefits

The Company has a noncontributory supplemental retirement program for key management. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the balance sheet in the financial statements and the appreciation is included in the consolidated statement of operations. The supplemental retirement program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

	Year Ended December 31,
	2009	2008
Projected benefit obligation, beginning of year	$20,304	$19,291
Interest cost	1,084	1,099
Assumption changes	(144)	815
Actuarial (gain) loss	(1,311)	297
Benefit payments	(1,164)	(1,198)

Projected benefit obligation, end of year	$18,769	$20,304

Unfunded status	$18,769	$20,304
Accumulated loss	(2,596)	(4,164)

Net amount recognized	$16,173	$16,140

Amounts recognized in consolidated balance sheets consist of (in thousands):

	December 31,
	2009	2008
Accrued pension liability	$18,769	$20,304
Accumulated other comprehensive loss	(2,596)	(4,164)

Net amount recognized	$16,173	$16,140

Assumptions used to determine pension obligations are as follows:

Discount rate	5.57%	5.50%
Rate of compensation increase	N/A	N/A

In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term U.S. corporate bonds on the measurement date of December 31, and is intended to reflect prevailing market conditions. At December 31, 2009 and 2008, the Company has estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest cost	$1,084	$1,099	$1,063
Amortization of loss	113	60	43

Net periodic pension cost	$1,197	$1,159	$1,106

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	2009	2008	2007
Discount rate	5.50%	5.88%	5.80%
Rate of compensation increase	NA	NA	NA

The accumulated benefit obligation of the Company’s supplemental retirement program was $18.8 million and $20.3 million as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was approximately $367,000 and $403,000 as of December 31, 2009 and 2008, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

	Supplemental Retirement Program	Postretirement Health Insurance Program
2010	$1,039	$61
2011	1,089	65
2012	1,168	70
2013	1,224	47
2014	1,215	51
Next 5 years	7,260	138

	$12,995	$432

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. Employer contributions to the plan were $5,000, $818,000 and $735,000 in 2009, 2008 and 2007, respectively.

NOTE 15

Segment Information

The Company reports financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned station), Internet business and excludes the operations of Pegasus, which are reported as discontinued operations. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and five radio stations in Montana. Corporate expenses are allocated to the television and radio segments based on a pro-rata basis. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants.

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

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

	Year Ended December 31,
	2009	2008	2007
Television	$97,201	$124,001	$110,790
Radio	22,833	36,719	40,303
Fisher Plaza	13,739	13,122	11,326
Other	(109)	(51)	(153)

	$133,664	$173,791	$162,266

Inter-segment sales amounted to $109,000, $51,000 and $153,000 during the years ended December 31, 2009, 2008 and 2007, respectively, related primarily to telecommunications fees charged from Fisher Plaza.

Depreciation and amortization

	Year Ended December 31,
	2009	2008	2007
Television	$8,862	$8,053	$6,990
Radio	791	1,018	937
Fisher Plaza	3,019	3,117	3,305
Other	1,041	515	286

	$13,713	$12,703	$11,518

Income (loss) from continuing operations

	Year Ended December 31,
	2009	2008	2007
Television	$(1,335)	$(61,276)	$19,866
Radio	2,377	(4,562)	1,015
Fisher Plaza	3,966	5,472	4,066
Other	(11,482)	(11,713)	(10,182)

	$(6,474)	$(72,079)	$14,765

Total assets

	December 31,
	2009	2008
Television	$150,574	$125,633
Radio	14,911	16,838
Fisher Plaza	112,384	112,683
Other	53,241	114,003

	$331,110	$369,157

Television segment cash and cash equivalents and short-term investments were approximately $35.1 million and $40,000 at December 31, 2009 and 2008, respectively. Other assets are principally cash and cash equivalents and short-term investments and cash value of life insurance and annuity contracts.

Goodwill

	December 31,
	2009	2008
Television	$5,077	$5,077
Radio	8,216	8,216

	$13,293	$13,293

Capital expenditures

	Year Ended December 31,
	2009	2008	2007
Television	$6,120	$6,918	$4,833
Radio	187	290	438
Fisher Plaza	3,926	688	3,488
Other	1,348	2,395	514

	$11,581	$10,291	$9,273

Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or identifiable assets.

NOTE 16

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rent expense totaled approximately $1.5 million, $1.2 million and $1.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Minimum future payments for all capital and operating leases as of December 31, 2009 are as follows (in thousands):

Year	Capital Leases	Operating Leases
2010	$926	$1,667
2011	954	1,173
2012	983	901
2013	1,012	710
2014	608	473
Thereafter	—	695

	4,483	$5,619

Less executory costs	(3,402)

Net minimum lease payments	1,081
Less amounts representing interest	(177)

Present value of net minimum lease payments	904
Less current portion of obligations under capital leases	(168)

Long-term portion of obligations under capital leases	$736

The current portion of obligations under capital lease is included in other current liabilities in the consolidated balance sheet at December 31, 2009, while the long-term portion is included in other liabilities.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 17

Other Current Liabilities

Other current liabilities consist of (in thousands):

	December 31,
	2009	2008
Short-term portion of non-cash contract termination fee	$1,461	$1,461
Deferred gain on asset exchange (Note 20)	1,751	—
Other	3,039	4,251

Total	$6,251	$5,712

NOTE 18

Local Marketing Agreement

In May 2009, the Company entered into a three year LMA with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO NewsRadio programming to FM listeners in the Seattle—Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. Due to the term of our LMA and the uncertainties associated with the exercise of our option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

NOTE 19

Extinguishment of Senior Notes

During the first half of 2009, the Company repurchased $28.0 million of aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”) for total consideration of $24.4 million in cash, plus accrued interest of $637,000. The Company recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of Senior Notes for the year ended December 31, 2009. The gain is presented as “Gain on extinguishment of senior notes, net” in the Company’s consolidated statements of operations. The Company did not repurchase any of its Senior Notes during the years ended December 31, 2008 and 2007.

NOTE 20

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

The Company has received substitute equipment, which is in use at December 31, 2009. The Company has recognized a $2.6 million gain for the year ended December 31, 2009, which represents the amount of the substitute equipment currently in use, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

At December 31, 2009, the Company had received approximately $1.8 million of the substitute equipment and is in the process of installing the equipment. The $1.8 million is recorded as deferred gain in other current liabilities on the consolidated balance sheet and will be recognized when the substitute equipment is placed in service.

NOTE 21

Plaza Fire Expense

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. All final repairs and equipment replacement were completed in the fourth quarter of 2009.

The Company has incurred approximately $6.8 million in remediation and equipment replacement expenditures related to the Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the year ended December 31, 2009, the Company recognized in the consolidated statement of operations, total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire plus the above mentioned $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements.

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

NOTE 22 (unaudited)

Interim Financial Information

The Company separately reports as discontinued operations the historical operating results attributable to media properties sold or held for sale and the applicable gain or loss on the disposition of the properties.

Unaudited quarterly financial information for fiscal 2009 and 2008 is presented in the following table. Data may not add due to rounding (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2009	$28,513	$31,983	$34,527	$38,641	$133,664
2008	$38,055	$45,694	$42,297	$47,745	$173,791
Income (loss) from continuing operations
2009	$(4,265)	$(2,134)	$(4,010)	$1,079	$(9,330)
2008	$(820)	$63,930	$29,993	$(47,373)	$45,730
Income (loss) from discontinued operations
2009	$—	$—	$—	$—	$—
2008	$(246)	$(256)	$(218)	$(352)	$(1,072)
Net income (loss)
2009	$(4,265)	$(2,134)	$(4,010)	$1,079	$(9,330)
2008	$(1,066)	$63,674	$29,775	$(47,725)	$44,658
Income (loss) per share—basic:
From continuing operations
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)
2008	$(0.09)	$7.32	$3.43	$(5.42)	$5.23
From discontinued operations
2009	$—	$—	$—	$—	$—
2008	$(0.03)	$(0.03)	$(0.02)	$(0.04)	$(0.12)
Net income (loss)
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)
2008	$(0.12)	$7.29	$3.41	$(5.46)	$5.11
Income (loss) per share, assuming dilution:
From continuing operations
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)
2008	$(0.09)	$7.32	$3.43	$(5.42)	$5.23
From discontinued operations
2009	$—	$—	$—	$—	$—
2008	$(0.03)	$(0.03)	$(0.02)	$(0.04)	$(0.12)
Net income (loss)
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)
2008	$(0.12)	$7.29	$3.41	$(5.46)	$5.11

Loss from continuing operations for the third quarter of 2009 includes a $4.0 million charge resulting from expenses incurred related to the Plaza fire, net of reimbursements. Income from continuing operations for the fourth quarter of 2009 includes a $1.3 million pre-tax gain resulting from Plaza fire insurance reimbursements, net of additional expenses and a $2.6 million pre-tax gain resulting from the exchange of assets, net.

Income from continuing operations for the second quarter of 2008 includes a $103.6 million pre-tax gain resulting from the sale of 1.5 million shares of Safeco Corporation common stock, and is net of a $5.0 million pre-tax non-cash charge resulting from the change in national advertising representation firm and a $1.0 million pre-tax charge for the forfeiture of a non-refundable deposit to purchase television stations. Income from continuing operations for the third quarter of 2008 includes a $49.0 million pre-tax gain resulting from the sale of 754,000 shares of Safeco Corporation common stock. Income from continuing operations for the fourth quarter of 2008 is net of a $78.2 million pre-tax charge for impairment of goodwill, intangible assets and investment in equity investee.

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

NOTE 23

Financial Information for Guarantors

In 2004, the Company completed a private placement of $150.0 million of 8.625% senior notes due 2014 to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Company exchanged the senior notes for freely tradable notes registered under the Securities Act on February 2, 2005. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. Interest on the senior notes is payable semiannually in arrears on March 15 and September 15 of each year.

Presented below are condensed consolidated statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 and the condensed consolidated balance sheets as of December 31, 2009 and 2008. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

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

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year ended December 31, 2009

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$133,664	$—	$133,664

Operating expenses
Direct operating costs	421	64,488	202	65,111
Selling, general and administrative expenses	10,067	41,305	(202)	51,170
Amortization of program rights	—	10,056	—	10,056
Depreciation and amortization	1,582	12,131	—	13,713
Plaza fire expenses, net	—	2,657	—	2,657
Gain on asset exchange, net	—	(2,569)	—	(2,569)

Total operating expenses	12,070	128,068	—	140,138

Income (loss) from operations	(12,070)	5,596		(6,474)
Gain on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	689	599	—	1,288
Equity in income of consolidated subsidiaries	4,107		(4,107)	—
Interest expense	(11,601)	(76)	—	(11,677)

Income (loss) from continuing operations before income taxes	(15,910)	6,119	(4,107)	(13,898)
Provision (benefit) for federal and state income taxes	(6,580)	2,012	—	(4,568)

Net income (loss)	$(9,330)	$4,107	$(4,107)	$(9,330)

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year ended December 31, 2008

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$173,798	$(7)	$173,791

Operating expenses
Direct operating costs	347	69,265	198	69,810
Selling, general and administrative expenses	12,276	53,788	(205)	65,859
Impairment of goodwill and intangible assets	—	76,742	—	76,742
Impairment of investment in equity investee	—	1,468	—	1,468
Amortization of program rights	—	19,288	—	19,288
Depreciation and amortization	1,118	11,585	—	12,703

Total operating expenses	13,741	232,136	(7)	245,870

Income (loss) from operations	(13,741)	(58,338)	—	(72,079)
Other income, net	156,357	213	—	156,570
Equity in loss of consolidated subsidiaries	(39,435)	—	39,435	—
Interest expense	(13,840)	(88)	—	(13,928)

Income (loss) from continuing operations before income taxes	89,341	(58,213)	39,435	70,563
Provision (benefit) for federal and state income taxes	44,683	(19,850)	—	24,833

Income (loss) from continuing operations	44,658	(38,363)	39,435	45,730
Loss from discontinued operations net of income taxes	—	(1,072)	—	(1,072)

Net income (loss)	$44,658	$(39,435)	$39,435	$44,658

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year ended December 31, 2007

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$162,285	$(19)	$162,266

Operating expenses
Direct operating costs	—	61,855	199	62,054
Selling, general and administrative expenses	9,893	45,568	(218)	55,243
Amortization of program rights	—	18,686	—	18,686
Depreciation and amortization	286	11,232	—	11,518

Total operating expenses	10,179	137,341	(19)	147,501

Income (loss) from operations	(10,179)	24,944	—	14,765
Other income, net	45,209	479	—	45,688
Equity in income of consolidated subsidiaries	17,083	—	(17,083)	—
Interest expense	(13,639)	(32)	—	(13,671)

Income (loss) from continuing operations before income taxes	38,474	25,391	(17,083)	46,782
Provision for federal and state income taxes	6,600	9,303	—	15,903

Income (loss) from continuing operations	31,874	16,088	(17,083)	30,879
Income from discontinued operations net of income taxes	—	995	—	995

Net income (loss)	$31,874	$17,083	$(17,083)	$31,874

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2009

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$8,840	$35,142	$—	$43,982
Receivables, net	—	28,070	—	28,070
Due from affiliate	12,810	(12,810)	—	—
Income tax receivable	13,757	(2,011)	—	11,746
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	1,555	2,905	—	4,460
Cash surrender value of life insurance and annuity contracts	2,626	—	—	2,626
Television and radio broadcast rights	—	7,919	—	7,919

Total current assets	40,535	62,081	—	102,616
Investment in consolidated subsidiaries	235,390	—	(235,390)	—
Cash surrender value of life insurance and annuity contracts	15,711	—	—	15,711
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,779	—	40,779
Deferred financing fees and other	3,597	3,993	—	7,590
Deferred income taxes	3,762	(1,465)	—	2,297
Property, plant and equipment, net	2,998	145,826	—	148,824

Total Assets	$301,993	$264,507	$(235,390)	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$407	$2,741	—	$3,148
Accrued payroll and related benefits	482	3,963	—	4,445
Interest payable	3,158	—	—	3,158
Television and radio broadcast rights payable	—	7,987	—	7,987
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,301	4,950	—	6,251

Total current liabilities	6,448	19,641	—	26,089
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	18,023	—	—	18,023
Other liabilities	—	9,476	—	9,476

Stockholders’ Equity
Common stock	10,953	1,131	(1,131)	10,953
Capital in excess of par	12,086	164,234	(164,234)	12,086
Accumulated other comprehensive income (loss)—net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(139)	—	—	(139)
Retained earnings	134,097	70,025	(70,025)	134,097

Total Stockholders’ Equity	155,472	235,390	(235,390)	155,472

Total Liabilities and Stockholders’ Equity	$301,993	$264,507	$(235,390)	$331,110

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2008

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$31,141	$694	$—	$31,835
Short term investments	59,697	—	—	59,697
Receivables, net	—	26,044	—	26,044
Due from affiliate	—	14,473	(14,473)	—
Income tax receivable	2,462	301	—	2,763
Deferred income taxes	520	1,243	—	1,763
Prepaid expenses and other	176	2,024	—	2,200
Television and radio broadcast rights	—	6,106	—	6,106

Total current assets	93,996	50,885	(14,473)	130,408
Investment in consolidated subsidiaries	231,282	—	(231,282)	—
Cash surrender value of life insurance and annuity contracts	17,425	—	—	17,425
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	41,015	—	41,015
Deferred income taxes	6,486	5,135	—	11,621
Deferred financing fees and other	3,123	3,832	—	6,955
Property, plant and equipment, net	2,908	145,532	—	148,440

Total Assets	$355,220	$259,692	$(245,755)	$369,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,002	$3,337	$—	$4,339
Due to affiliate	14,473	—	(14,473)	—
Accrued payroll and related benefits	499	3,802	—	4,301
Interest payable	3,773	—	—	3,773
Television and radio broadcast rights payable	—	6,124	—	6,124
Current portion of accrued retirement benefits	1,254	—	—	1,254
Other current liabilities	1,855	3,857	—	5,712

Total current liabilities	22,856	17,120	(14,473)	25,503
Long-term debt	150,000	—	—	150,000
Accrued retirement benefits	19,439	—	—	19,439
Other liabilities	317	11,290	—	11,607

Stockholders’ Equity
Common stock	10,922	1,131	(1,131)	10,922
Capital in excess of par	11,140	164,234	(164,234)	11,140
Accumulated other comprehensive income (loss)—net of income taxes:
Unrealized loss on marketable securities	(158)	—	—	(158)
Accumulated loss	(2,545)	—	—	(2,545)
Prior service cost	(178)	—	—	(178)
Retained earnings	143,427	65,917	(65,917)	143,427

Total Stockholders’ Equity	162,608	231,282	(231,282)	162,608

Total Liabilities and Stockholders’ Equity	$355,220	$259,692	$(245,755)	$369,157

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year ended December 31, 2009

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(20,025)	$9,836	$—	$(10,189)

Investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Proceeds from sale of short-term investments	60,000	—	—	60,000
Purchase of investment in DataSphere	(1,500)	—	—	(1,500)
Purchase of property, plant and equipment	(1,348)	(10,233)	—	(11,581)

Net cash provided by (used in) investing activities	22,152	(10,233)	35,000	46,919

Financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payment of capital lease obligation	—	(155)	—	(155)

Net cash provided by (used in) financing activities	(24,428)	34,845	(35,000)	(24,583)

Net increase (decrease) in cash and cash equivalents	(22,301)	34,448	—	12,147
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$8,840	$35,142	$—	$43,982

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year ended December 31, 2008

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(36,077)	$6,848	$—	$(29,229)

Investing activities
Purchase of marketable securities	—	(104)	—	(104)
Proceeds from sale of marketable securities	153,403	110	—	153,513
Purchase of short term investments	(58,909)	—	—	(58,909)
Restricted cash	52,365	—	—	52,365
Purchase of television stations	(52,365)	—	—	(52,365)
Proceeds from sale of online news service	—	1,460	—	1,460
Purchase of intangible assets	—	(285)	—	(285)
Purchase of property, plant and equipment	(2,394)	(7,897)	—	(10,291)

Net cash provided by (used in) investing activities	92,100	(6,716)		85,384

Financing activities
Borrowings under borrowing agreements	21,000	—	—	21,000
Payments on borrowing agreements	(21,000)	—	—	(21,000)
Payment of capital lease obligation	—	(144)	—	(144)
Cash dividends paid	(30,686)	—	—	(30,686)

Net cash provided by (used in) financing activities	(30,686)	(144)	—	(30,830)

Net increase (decrease) in cash and cash equivalents	25,337	(12)	—	25,325
Cash and cash equivalents, beginning of period	5,804	706	—	6,510

Cash and cash equivalents, end of period	$31,141	$694	$—	$31,835

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year ended December 31, 2007

(in thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$9,492	$6,604	$1,067	$17,163

Investing activities
Purchase of marketable securities	—	(924)	—	(924)
Proceeds from sale of marketable securities	40,598	411	—	41,009
Restricted cash	(52,365)	8,473	—	(43,892)
Proceeds from sale of radio stations	—	2,869	—	2,869
Deposit paid for purchase of television stations	—	(2,750)	—	(2,750)
Purchase of television stations	—	(4,931)	—	(4,931)
Purchase of online news service	—	(1,482)	—	(1,482)
Proceeds from sale of property, plant and equipment	—	1,250	—	1,250
Purchase of property, plant and equipment	(504)	(8,769)	—	(9,273)

Net cash used in investing activities	(12,271)	(5,853)		(18,124)

Financing activities
Borrowings under borrowing agreements	6,000	—	—	6,000
Payments on borrowing agreements	(6,000)	—	—	(6,000)
Payment of capital lease obligation	—	(45)	—	(45)
Proceeds from exercise of stock options	39	—	—	39

Net cash provided by (used in) financing activities	39	(45)	—	(6)

Net increase (decrease) in cash and cash equivalents	(2,740)	706	1,067	(967)
Cash and cash equivalents, beginning of period	8,544	—	(1,067)	7,477

Cash and cash equivalents, end of period	$5,804	$706	$—	$6,510

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts
Balance at beginning of year	$1,554	$851	$461
Additions charged to expense	820	1,813	681
Balances written off, net of recoveries	(1,065)	(1,110)	(291)

Balance at end of year	$1,309	$1,554	$851

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2010.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ COLLEEN B. BROWN Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ JOSEPH L. LOVEJOY Joseph L. Lovejoy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ HASSAN N. NATHA Hassan N. Natha	Vice President Finance (Principal Accounting Officer)	March 12, 2010

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 12, 2010

/s/ PAUL A. BIBLE Paul A. Bible	Director	March 12, 2010

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 12, 2010

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 12, 2010

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Director	March 12, 2010

/s/ DAVID A. LORBER David A. Lorber	Director	March 12, 2010

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 12, 2010

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 12, 2010

/s/ MICHAEL D. WORTSMAN Michael D. Wortsman	Director	March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement dated August 3, 2007 between Westwind Communications L.L.C. and Fisher Broadcasting Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-22439)).

3.1*	Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

3.2*	Bylaws as of April 26, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 (File No. 000-22439)).

4.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439)).

4.2*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on December 20, 2004 (Registration No. 333-121432)).

4.3*	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

4.4*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto, and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 20, 2004) (File No. 000-22439)).

10.1*+	2009 Salary Reduction Letter from Colleen B. Brown, dated February 27, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-22439)).

10.2*+	2009 Salary Reduction Letter from Joseph L. Lovejoy, dated March 9, 2009 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-22439)).

10.3*+	2009 Salary Reduction Letter from Robert I. Dunlop, dated February 27, 2009 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-22439)).

10.4*	Letter Agreement, dated March 20, 2009, by and between Fisher Communications, Inc. and GAMCO Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 000-22439)).

10.5*+	Amended and Restated Fisher Communications Incentive Plan of 1995 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.6*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 21, 2007 (File No. 000-22439)).

10.7*+	Fisher Communications, Inc. 2008 Equity Incentive Plan Amended and Restated as of March 10, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-22439)).

10.8*+	Form of Non-Qualified Stock Option Contract for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

Exhibit No.	Description
10.9*+	Form of Restricted Stock Rights Agreement for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.10*+	Form of Stock Option Grant Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.11+	Form of Restricted Stock Unit Award Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed herewith).

10.12*+	Terms of Equity Grant Program for Non-Employee Directors under the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.13*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.14*+	Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.15*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2005 (File No. 000-22439)).

10.16*+	Offer Letter to Hassan N. Natha, dated November 6, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008 (File No. 000-22439)).

10.17*+	Fisher Communications, Inc. 2008 Management Short-Term Incentive Plan, as amended and restated on December 9, 2008 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 (File No.000-22439)).

10.18*+	Summary of Non-Employee Director Fees (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.