Form 10-Q
period 2010-03-31
FISHER COMMUNICATIONS INC
filed 2010-05-10
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-22439

FISHER COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-0222175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

140 Fourth Ave. N., Suite 500

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

Common Stock, $1.25 par value, outstanding as of May 3, 2010: 8,781,516

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	March 31,
(in thousands, except per-share amounts)	2010	2009
Revenue	$35,341	$28,513

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	17,017	15,828
Selling, general and administrative expenses	13,546	12,440
Amortization of program rights	2,970	2,296
Depreciation and amortization	3,650	3,332
Plaza fire expenses, net	(91)	—
Gain on asset exchange, net	(940)	—

Total operating expenses	36,152	33,896

Loss from operations	(811)	(5,383)
Gain on extinguishment of senior notes, net	—	1,792
Other income, net	57	294
Interest expense	(2,672)	(3,265)

Loss before income taxes	(3,426)	(6,562)
Benefit for income taxes	(1,247)	(2,297)

Net loss	$(2,179)	$(4,265)

Net loss per share applicable to common shareholders - basic and diluted	$(0.25)	$(0.49)

Weighted average shares outstanding - basic and diluted	8,786	8,769

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	(unaudited) March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$44,161	$43,982
Receivables, net	25,652	28,070
Income taxes receivable	13,113	11,746
Deferred income taxes	3,813	3,813
Prepaid expenses and other	2,760	4,460
Cash surrender value of life insurance and annuity contracts	2,463	2,626
Television and radio broadcast rights	4,958	7,919

Total current assets	96,920	102,616
Cash surrender value of life insurance and annuity contracts	15,911	15,711
Goodwill, net	13,293	13,293
Intangible assets, net	40,720	40,779
Deferred financing fees and other	6,240	7,590
Deferred income taxes	2,292	2,297
Property, plant and equipment, net	148,832	148,824

Total Assets	$324,208	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,217	$3,148
Accrued payroll and related benefits	5,666	4,445
Interest payable	439	3,158
Television and radio broadcast rights payable	4,945	7,987
Current portion of accrued retirement benefits	1,100	1,100
Other current liabilities	6,122	6,251

Total current liabilities	22,489	26,089
Long-term debt	122,050	122,050
Accrued retirement benefits	18,029	18,023
Other liabilities	8,851	9,476
Commitments and Contingencies

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,781,516 and 8,762,383 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10,977	10,953
Capital in excess of par	12,190	12,086
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,524)	(1,525)
Prior service cost	(130)	(139)
Retained earnings	131,276	134,097

Total Stockholders’ Equity	152,789	155,472

Total Liabilities and Stockholders’ Equity	$324,208	$331,110

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Operating activities
Net loss	$(2,179)	$(4,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,650	3,332
Deferred income taxes	5	(1,570)
Amortization of deferred financing fees	111	130
Amortization of broadcast rights	2,970	2,296
Payments for broadcast rights	(3,050)	(2,298)
Gain on exchange of assets, net	(940)	—
Gain on extinguishment of senior notes, net	—	(1,792)
Loss on disposition of property, plant and equipment	161	—
Amortization of short-term investment discount	—	(290)
Amortization of non-cash contract termination fee	(365)	(365)
Equity in operations of equity investees	—	39
Stock-based compensation	232	299
Other	—	44
Change in operating assets and liabilities, net
Receivables	2,191	5,465
Prepaid expenses and other current assets	1,886	(1,050)
Cash surrender value of life insurance and annuity contracts	(200)	(176)
Other assets	90	56
Accounts payable, accrued payroll and related benefits and other current liabilities	2,979	(296)
Interest payable	(2,719)	(3,289)
Income taxes receivable and payable	(1,190)	(499)
Accrued retirement benefits	16	(4)
Other liabilities	(140)	(221)

Net cash provided by (used in) operating activities	3,508	(4,454)

Investing activities
Proceeds from sale of short-term investments	—	50,000
Consolidation of noncontrolling interest	75	—
Purchases of property, plant and equipment	(3,259)	(3,413)

Net cash provided by (used in) investing activities	(3,184)	46,587

Financing activities
Repurchase of senior notes	—	(13,050)
Shares settled upon vesting of stock rights	(104)	—
Payments on capital lease obligations	(41)	(38)

Net cash used in financing activities	(145)	(13,088)

Net increase in cash and cash equivalents	179	29,045
Cash and cash equivalents, beginning of period	43,982	31,835

Cash and cash equivalents, end of period	$44,161	$60,880

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Net loss	$(2,179)	$(4,265)

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(37)
Effect of income taxes	—	13

Accumulated gain	—	20
Effect of income taxes	—	(7)

Prior service cost	15	15
Effect of income taxes	(5)	(5)

Other comprehensive income (loss)	10	(1)

Comprehensive loss	$(2,169)	$(4,266)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

2. Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2009 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

In June 2009, updated authoritative guidance on consolidation was issued. The updated guidance addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective January 1, 2010 for the Company.

Based on the updated authoritative guidance discussed above, the Company determined that it was appropriate to consolidate its investment in Southwest Oregon Broadcasting Corporation. The Company owns 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which the Company serves as the manager of the station. The consolidation of this equity investment did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis. The fair value of these financial assets was determined based on three levels of inputs, of which, the first two levels are considered observable and the last unobservable. The three levels of inputs that may be used to measure fair value are as follows:

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of March 31, 2010 and December 31, 2009, the reported fair value of marketable securities, using Level 1 inputs, was $1.1 million. Marketable securities are included in other assets on the Company’s condensed consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, all of the Company’s debt was at a fixed rate and totaled $122.1 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at March 31, 2010 and December 31, 2009 was $120.8 million and $117.2 million, respectively. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	March 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(555)	3,005	3,560	(496)	3,064

Total intangible assets	$41,275	$(555)	$40,720	$41,275	$(496)	$40,779

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for both the three months ended March 31, 2010 and 2009 was $59,000.

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

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2010 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2010	$177
2011	236
2012	236
2013	236
2014	236
2015	236
Thereafter	1,648

$3,005

5. Consulting and License Agreement

In March 2010, Fisher Communications, Inc. entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement the Company provides consulting services to ACME’s The Daily Buzz television show and the Company also licenses certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, the Company

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

was granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. The consulting and license agreement had no impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2010.

6. Local Marketing Agreement

In May 2009, the Company entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO NewsRadio programming to FM listeners in the Seattle – Tacoma radio market. In connection with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. This LMA does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

7. Extinguishment of Senior Notes

In the first quarter of 2009, the Company purchased $15.2 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”). The total consideration for the repurchase was $13.1 million in cash plus accrued interest of $498,000. A gain on extinguishment of debt of $1.8 million was recorded, net of a charge for related unamortized debt issuance costs of $308,000. The gain is presented as “Gain on extinguishment of senior notes, net” in the Company’s condensed consolidated statement of operations. The Company did not repurchase any of its Senior Notes during the three months ended March 31, 2010.

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

As of March 31, 2010, the Company had commitments under various agreements of $36.9 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Interest cost	$254	$271
Amortization of loss	10	28

Net periodic pension cost	$264	$299

The discount rate used to determine net periodic pension cost was 5.57% and 5.50% for the three months ended March 31, 2010 and 2009, respectively.

10. Loss per share

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

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended March 31,
	2010	2009
Net loss	$(2,179)	$(4,265)

Weighted average shares outstanding - basic and diluted	8,786	8,769

Net loss per share applicable to common shareholders - basic and diluted	$(0.25)	$(0.49)

For the three months ended March 31, 2010, the effect of 143,480 restricted stock rights/units and options to purchase 284,721 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three months ended March 31, 2009, the effect of 19,453 restricted stock rights/units and options to purchase 263,075 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

11. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $232,000 and $299,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

12. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 36% and 35% for the three months ended March 31, 2010 and 2009, respectively.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. As of March 31, 2010 and December 31, 2009, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets. At March 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

13. Segment Information

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revenue for each segment is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Television	$26,585	$20,283
Radio	5,255	4,888
Fisher Plaza	3,518	3,342
Other	(17)	—

	$35,341	$28,513

For the three months ended March 31, 2010 and 2009, intercompany sales amounted to $17,000 and $0, respectively, relating primarily to intercompany revenue between the Company’s television and radio segments.

Loss from continuing operations for each segment is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Television	$715	$(3,593)
Radio	(107)	(74)
Fisher Plaza	1,571	1,509
Other	(2,990)	(3,225)

Loss from operations	(811)	(5,383)
Gain on extinguishment of senior notes, net	—	1,792
Other income, net	57	294
Interest expense	(2,672)	(3,265)

Loss before income taxes	$(3,426)	$(6,562)

Total assets for each segment are as follows (in thousands):

	March 31, 2010	December 31, 2009
Television	$145,841	$150,574
Radio	13,990	14,911
Fisher Plaza	110,552	112,384
Other	53,825	53,241

	$324,208	$331,110

Total assets by segment are those assets used in the operations of each segment. Other assets consist primarily of cash and cash equivalents held at corporate, cash surrender value of life insurance and annuity contracts, income taxes receivable and deferred income taxes.

14. Plaza Fire Expense

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered probable and certain. During the first quarter of 2010, the Company recorded net reimbursements of $91,000, which is included in Plaza fire expenses, net on the Company’s condensed consolidated statement of operations. In total, the Company incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the year ended December 31, 2009, the Company recognized in the consolidated statement of operations, total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire and $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements.

        The Company’s insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and the Company and its insurers remain in active discussions regarding the Company’s remaining loss claim related to the incident. The Company currently expects that a significant portion of its incurred costs will be covered by its insurance policies; however, the actual

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

amount and timing of the reimbursement remains subject to the completion of the insurance companies’ claims adjustment process. The Company intends to vigorously assert all of its claims related to the Plaza fire as necessary.

15. Sprint Nextel Asset Exchange

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

The Company recognized a $940,000 gain for the three months ended March 31, 2010, which is included in gain on asset exchange, net on the Company’s condensed consolidated statement of operations. The gain represents the amount of the substitute equipment put into use during the quarter, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

At March 31, 2010, the Company had received approximately $942,000 of the substitute equipment that had not yet been installed. The $942,000 is recorded as deferred gain in other current liabilities on the Company’s unaudited condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s condensed consolidated statement of operations.

16. Financial Information for Guarantors

At March 31, 2010, the Company had $122.1 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future 100% owned subsidiaries of the Company.

Presented below are condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. Also presented are the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. The condensed consolidated information is presented for the Company with its investments in consolidated subsidiaries accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company information consists primarily of corporate oversight and related activities.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$35,341	$—	$35,341
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	104	16,859	54	17,017
Selling, general and administrative expenses	2,662	10,938	(54)	13,546
Amortization of program rights	—	2,970	—	2,970
Depreciation and amortization	392	3,258	—	3,650
Plaza fire expenses, net	—	(91)		(91)
Gain on asset exchange, net	—	(940)	—	(940)

Total operating expenses	3,158	32,994	—	36,152

Loss from operations	(3,158)	2,347	—	(811)
Other income, net	155	(98)	—	57
Equity in income of consolidated subsidiaries	1,450	—	(1,450)	—
Interest expense	(2,655)	(17)	—	(2,672)

Loss before income taxes	(4,208)	2,232	(1,450)	(3,426)
Benefit for income taxes	(2,029)	782	—	(1,247)

Net loss	$(2,179)	$1,450	$(1,450)	$(2,179)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$28,513	$—	$28,513
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	103	15,674	51	15,828
Selling, general and administrative expenses	2,906	9,585	(51)	12,440
Amortization of program rights	—	2,296	—	2,296
Depreciation and amortization	350	2,982	—	3,332

Total operating expenses	3,359	30,537	—	33,896

Loss from operations	(3,359)	(2,024)	—	(5,383)
Gain on extinguishment of senior notes , net	1,792	—	—	1,792
Other income, net	302	(8)	—	294
Equity in loss of consolidated subsidiaries	(1,375)	—	1,375	—
Interest expense	(3,245)	(20)	—	(3,265)

Loss before income taxes	(5,885)	(2,052)	1,375	(6,562)
Benefit for income taxes	(1,620)	(677)	—	(2,297)

Net loss	$(4,265)	$(1,375)	$1,375	$(4,265)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of March 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$8,932	$35,229	$—	$44,161
Receivables, net	70	25,582	—	25,652
Due from affiliate	8,114	(8,114)	—	—
Income taxes receivable	13,696	(583)	—	13,113
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	1,317	1,443	—	2,760
Cash surrender value of annuity contracts	2,463	—		2,463
Television and radio broadcast rights	—	4,958	—	4,958

Total current assets	35,539	61,381	—	96,920
Investment in consolidated subsidiaries	236,652	—	(236,652)	—
Cash surrender value of life insurance and annuity contracts	15,911	—	—	15,911
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,720	—	40,720
Deferred financing fees and other	3,486	2,754	—	6,240
Deferred income taxes	2,840	(548)	—	2,292
Property, plant and equipment, net	2,565	146,267	—	148,832

Total Assets	$296,993	$263,867	$(236,652)	$324,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$309	$3,908	$—	$4,217
Accrued payroll and related benefits	810	4,856	—	5,666
Interest payable	439	—	—	439
Television and radio broadcast rights payable	—	4,945	—	4,945
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,579	4,543	—	6,122

Total current liabilities	4,237	18,252	—	22,489
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	18,029	—	—	18,029
Other liabilities	(112)	8,963	—	8,851

Stockholders’ Equity
Common stock	10,977	1,131	(1,131)	10,977
Capital in excess of par	12,190	164,234	(164,234)	12,190
Accumulated other comprehensive income (loss) - net of income taxes:
Accumulated loss	(1,524)	—	—	(1,524)
Prior service cost	(130)	—	—	(130)
Retained earnings	131,276	71,287	(71,287)	131,276

Total Stockholders’ Equity	152,789	236,652	(236,652)	152,789

Total Liabilities and Stockholders’ Equity	$296,993	$263,867	$(236,652)	$324,208

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$8,840	$35,142	$—	$43,982
Receivables, net	—	28,070	—	28,070
Due from affiliate	12,810	(12,810)	—	—
Income taxes receivable	13,757	(2,011)	—	11,746
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	1,555	2,905	—	4,460
Cash surrender value of life insurance and annuity contracts	2,626	—		2,626
Television and radio broadcast rights	—	7,919	—	7,919

Total current assets	40,535	62,081	—	102,616
Investment in consolidated subsidiaries	235,390	—	(235,390)	—
Cash surrender value of life insurance and annuity contracts	15,711	—	—	15,711
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,779	—	40,779
Deferred financing fees and other	3,597	3,993	—	7,590
Deferred income taxes	3,762	(1,465)	—	2,297
Property, plant and equipment, net	2,998	145,826	—	148,824

Total Assets	$301,993	$264,507	$(235,390)	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$407	$2,741	$—	$3,148
Accrued payroll and related benefits	482	3,963	—	4,445
Interest payable	3,158	—	—	3,158
Television and radio broadcast rights payable	—	7,987	—	7,987
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,301	4,950	—	6,251

Total current liabilities	6,448	19,641	—	26,089
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	18,023	—	—	18,023
Other liabilities	—	9,476	—	9,476

Stockholders’ Equity
Common stock	10,953	1,131	(1,131)	10,953
Capital in excess of par	12,086	164,234	(164,234)	12,086
Accumulated other comprehensive income (loss)- net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(139)	—	—	(139)
Retained earnings	134,097	70,025	(70,025)	134,097

Total Stockholders’ Equity	155,472	235,390	(235,390)	155,472

Total Liabilities and Stockholders’ Equity	$301,993	$264,507	$(235,390)	$331,110

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three months ended March 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$355	$3,153	$—	$3,508

Investing activities
Consolidation of noncontrolling interest	—	75	—	75
Purchase of property, plant and equipment	(159)	(3,100)	—	(3,259)

Net cash used in investing activities	(159)	(3,025)	—	(3,184)

Financing activities
Shares settled upon vesting of stock rights	(104)	—	—	(104)
Payments on capital lease obligations	—	(41)	—	(41)

Net cash used in financing activities	(104)	(41)	—	(145)

Net increase in cash and cash equivalents	92	87	—	179
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$8,932	$35,229	$—	$44,161

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three months ended March 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(7,183)	$2,729	$—	$(4,454)

Investing activities
Proceeds from sale of short-term investments	50,000	—	—	50,000
Purchase of property, plant and equipment	(710)	(2,703)	—	(3,413)

Net cash provided by (used in) investing activities	49,290	(2,703)	—	46,587

Financing activities
Repurchase of senior notes	(13,050)	—	—	(13,050)
Payments on capital lease obligations	—	(38)	—	(38)

Net cash used in financing activities	(13,050)	(38)	—	(13,088)

Net increase (decrease) in cash and cash equivalents	29,057	(12)	—	29,045
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$60,198	$682	$—	$60,880

17. Subsequent Event

In May 2010, the Company repurchased $7.4 million aggregate principal amount of Senior Notes for approximately $7.3 million in cash plus accrued interest. An estimated net loss on extinguishment of debt of $66,000 will be recorded in the second quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 12, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended March 31, 2010, compared with the corresponding period in 2009.

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

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Our operating results are, therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 61% of our television broadcasting revenue and are affiliated with the ABC Television Network. Nine of our television stations (including a 50%-owned television station) are affiliated with the CBS Television Network, six of our television stations are affiliated with Univision (Spanish language), one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are independent. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of March 31, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% occupied by Fisher entities) as compared to 97% occupied or committed for occupancy as of December 31, 2009 (43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three months ended March 31, 2010 and 2009.

ACME Agreement. In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which is effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. The consulting and license agreement had no impact on the financial statements for the three months ended March 31, 2010.

DataSphere Investment. In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 120 hyperlocal neighborhood websites. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites.

ABC Affiliate Agreement. In August 2009, we renewed our network affiliation agreement with American Broadcasting Company, Inc. (“ABC”). The renewed affiliation agreement, which requires that we pay an annual license fee to ABC for network programming, expires on August 31, 2014.

Retransmission Agreements. In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. Retransmission revenue increased $1.7 million to $2.6 million from the first quarter of 2009. The 2009 amount excluded $906,000 of cable retransmission consent fees attributable to the first quarter of 2009 under contracts with several cable distribution partners that were executed in the third quarter of 2009. Including the $906,000 of retransmission revenue recorded in the third quarter of 2009 but attributable to the first quarter of 2009, 2010 retransmission revenue increased $0.8 million, or 41% from first quarter of 2009.

Repurchase of Senior Notes. In the first quarter of 2009, we repurchased $15.2 million aggregate principal amount of our 8.625% senior notes due 2014, for total consideration of $13.1 million in cash plus accrued interest of $498,000. We recorded a gain on extinguishment of debt of approximately $1.8 million net of a charge for related unamortized debt issuance costs of $308,000 for the three months ended March 31, 2009.

Local Marketing Agreement. In May 2009, we entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts our KOMO News Radio programming to FM listeners in the Seattle – Tacoma radio market. In connection with the LMA, we entered into an option agreement with South Sound, whereby we have the right to acquire the station until May 8, 2012. If we do not exercise the option prior to its expiration date, we are obligated to pay South Sound up to approximately $1.4 million. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Fisher Plaza Fire. In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. We recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered probable and certain. All of the final repairs and equipment replacement have been completed as of December 31, 2009. During the first quarter of 2010, we recorded net reimbursements of $91,000.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenue, goodwill, intangibles and television and broadcast rights impairment, the useful lives of tangible and intangible assets, valuation allowances for deferred tax assets, accounts and insurance receivables and broadcast rights, stock-based compensation expense, income tax provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this quarterly report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table sets forth our results of operations for the three months ended March 31, 2010 and 2009, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended March 31,		Variance
(dollars in thousands)	2010	2009	$	%
(unaudited)
Revenue
Television	$26,585	$20,283	$6,302	31%
Radio	5,255	4,888	367	8%
Fisher Plaza	3,518	3,342	176	5%
Other	(17)	—	(17)

Consolidated	35,341	28,513	6,828	24%
Direct operating costs
Television	13,032	12,058	974	8%
Radio	2,417	2,285	132	6%
Fisher Plaza	1,017	947	70	7%
Other	551	538	13	2%

Consolidated	17,017	15,828	1,189	8%
Selling, general and administrative expenses
Television	8,426	7,366	1,060	14%
Radio	2,751	2,479	272	11%
Fisher Plaza	241	123	118	96%
Other	2,128	2,472	(344)	-14%

Consolidated	13,546	12,440	1,106	9%
Amortization of program rights
Television	2,970	2,296	674	29%
Radio	—	—	—

Consolidated	2,970	2,296	674	29%
Depreciation and amortization
Television	2,382	2,156	226	10%
Radio	194	198	(4)	-2%
Fisher Plaza	780	763	17	2%
Other	294	215	79	37%

Consolidated	3,650	3,332	318	10%
Plaza fire expenses, net
Fisher Plaza	(91)	—	(91)

Consolidated	(91)	—	(91)
Gain on asset exchange, net
Television	(940)	—	(940)

Consolidated	(940)	—	(940)
Income (loss) from operations
Television	715	(3,593)	4,308
Radio	(107)	(74)	(33)
Fisher Plaza	1,571	1,509	62
Other	(2,990)	(3,225)	235

Consolidated	(811)	(5,383)	4,572
Gain on extinguishment of senior notes, net	—	1,792	(1,792)
Other income, net	57	294	(237)
Interest expense	(2,672)	(3,265)	593

Loss before income taxes	(3,426)	(6,562)	3,136
Benefit for income taxes	(1,247)	(2,297)	1,050

Net loss	$(2,179)	$(4,265)	$2,086

Comparison of Three months ended March 31, 2010 and 2009

Revenue

The U.S. financial crisis and broader economic recession resulted in sharp declines in advertising spending in 2009, which had a negative impact on our television and radio revenue. However, we have seen signs of recovery in the first quarter of 2010 reflected in increases in advertising revenue for both television and radio for the three months ended March 31, 2010 compared to the similar period in 2009.

Automotive-related advertising, one of our largest advertising categories, increased 55% for the three months ended March 31, 2010 as compared to the same period in 2009. Other categories including retail (increased 17%) and professional services (increased 20%) have also shown improvement as compared to the same period 2009.

Television revenue increased $6.3 million or 31% in the three months ended March 31, 2010 compared to the same period in 2009, which is attributable to increases in local and national advertising revenue of 19%, as well as increases in political spending of $716,000 and increases in retransmission revenue of $1.7 million. Retransmission revenue increased as a result of new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and in 2009. Retransmission revenue for the first quarter of 2009 does not include $906,000 of cable retransmission consent fees attributable to that quarter as certain contracts were not executed until the third quarter of 2009. Including the $906,000 of retransmission revenue recorded in the third quarter of 2009 but attributable to the first quarter of 2009, 2010 retransmission revenue increased $0.8 million, or 41% from first quarter 2009.

Revenue from our ABC-affiliated stations increased 33% in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increases in local and national advertising revenue and increased retransmission revenue. Revenue from our CBS-affiliated stations increased 23% for the three months ended March 31, 2010 compared to the same period in 2009, also primarily due to increased local and national advertising revenue and increased retransmission revenue. Revenue from our Spanish-language television stations increased 12% in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased national advertising revenue and retransmission revenue.

Radio revenue increased 8% in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to an increase in national advertising revenue driven by higher ratings.

Fisher Plaza revenue increased 5% in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased rental revenue and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of March 31, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $974,000 in the three months ended March 31, 2010 compared to the same period in 2009. The increase reflects an increase in our network programming costs following the renewal of our ABC affiliation agreement and an increase in payroll taxes and employee benefits.

Direct operating costs increased for the radio segment $132,000 in the three months ended March 31, 2010 compared to the same period in 2009. The increase was primarily due to fees from our LMA with South Sound.

Direct operating costs increased at Fisher Plaza $70,000 in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to planned maintenance activities and an increase in property taxes.

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

Selling, general and administrative expenses

The increase of $1.1 million in selling, general and administrative expenses in our television segment in the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to increased sales commissions on higher national and local revenue.

The increase of $272,000 in selling, general and administrative expenses in our radio segment in the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to higher sales commissions related to the increase in radio revenue.

Selling, general and administrative expenses increased $118,000 at Fisher Plaza in the three months ended March 31, 2010 compared to the same period in 2009 due to a loss on disposal of assets.

Other selling, general and administrative expenses decreased $344,000 in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a decrease in supplemental retirement plan expenses resulting from an actuarial gain on the death benefit for certain life insurance and annuity contracts, as well as a decrease in consulting and legal fees.

Amortization of program rights

Amortization of program rights for our television segment increased in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the addition of new programs for broadcast on our KOMO TV and KATU TV stations.

Depreciation and amortization

Depreciation and amortization for our television segment increased $226,000 in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to the fixed asset additions as a result of the Sprint Nextel exchange.

Depreciation and amortization for our radio segment remained fairly consistent with the same period in 2009.

Depreciation and amortization for our Fisher Plaza segment increased $17,000 during the three months ended March 31, 2010 primarily as a result of fixed asset replacement expenditures related to the Fisher Plaza fire.

Other depreciation and amortization increased $79,000 in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to asset additions associated with information technology infrastructure replacements or upgrades.

Plaza fire expenses, net

Plaza fire expenses, net of $91,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. The decrease of $237,000 in the three months ended March 31, 2010 compared to the same period in 2009 was due to a decline in interest rates and cash balances.

Gain on extinguishment of senior notes, net

During the three months ended March 31, 2009, we repurchased $15.2 million aggregate principal amount of our Senior Notes for total consideration of $13.1 million in cash plus accrued interest of $498,000. A gain on extinguishment of debt of $1.8 million was recorded net of a charge for related unamortized debt issuance costs of $308,000. We did not repurchase any of our Senior Notes during the three months ended March 31, 2010.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three months ended March 31, 2010 decreased from the same period in 2009, primarily due to the decline in the principal balance following our repurchase of Senior Notes during 2009.

Benefit for income taxes

Our effective tax was 36% and 35% for 2010 and 2009, respectively. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we continue to record a 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash flows from operations and our cash and cash equivalents. Our net cash flows from operations are sensitive to many factors, including changes in working capital, and the timing and magnitude of capital expenditures. Our working capital is dependent upon many variables, including operating results and the timing of cash receipts and payments. We currently intend to finance our working capital, debt service and capital expenditures primarily through operating activities and cash on hand. Given the ongoing uncertainty and economic environment and its effect on the broadcasting industry and our business, we continue to closely monitor our capital spending plan.

The recent economic recession and the ongoing tight investment and credit markets significantly negatively impacted advertising spending by our customers in various categories. While general economic conditions somewhat improved in the first quarter of 2010, if the improvement is not sustained we believe that our revenue, cash flow from operations and net income may again be negatively impacted and may decline.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and cash equivalents were approximately $44.2 million as of March 31, 2010 compared to cash and cash equivalents of $44.0 million as of December 31, 2009.

We recorded approximately $11.7 million as an income tax receivable at December 31, 2009 based on the expected tax refund from the 2009 loss carry back. In April 2010, we received approximately $10.0 million for our income tax refund.

As of March 31, 2010, we had outstanding $122.1 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. Under the indenture governing our Senior Notes (the “Senior Notes Indenture”), we currently have the ability to incur up to $40 million of additional indebtedness. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the three months ended March 31, 2010 of $3.5 million consists of our net loss of $2.2 million, adjusted for non-cash charges of $5.8 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets and gain on exchange of assets, offset by $3.1 million of payments for broadcast rights and changes in working capital, most notably the decrease of receivables of $2.2 million, decrease in prepaid and other current assets of $1.9 million, increase in accounts payable and other accrued liabilities of $3.0 million, increase in income taxes receivable of $1.2 million and decrease of interest payable of $3.0 million. Net cash used in operating activities in 2009 of $4.5 million consisted of our net loss of $4.3 million, adjusted by non-cash charges of $2.1 million which consisted primarily of depreciation and amortization, amortization of program rights, stock-based compensation, loss on disposal of fixed assets and gain on extinguishment of Senior Notes, offset by payments for broadcast rights of $2.3 million and changes in working capital, most notably the decrease of receivables of $5.5 million, increase in prepaid and other current assets of $1.1 million and decrease of interest payable of $3.3 million.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2010, cash used in investing activities consisted primarily of $3.3 million in purchases of property, plant and equipment, offset by $75,000 from the consolidation of noncontrolling interest. During the three months ended March 31, 2009, cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments of $50.0 million, offset by $3.4 million for the purchase of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $145,000, which was comprised of payments on capital lease agreements and net share settlement of stock compensation tax obligations for employees. Net cash used in financing activities for the three months ended March 31, 2009 of $13.1 million consisted of the retirement of $15.2 million aggregate principal amount of Senior Notes for total consideration of $13.1 million in cash.

Description of Indebtedness

At March 31, 2010, we had $122.1 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

The indenture governing our senior notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding senior notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with all debt covenant requirements at March 31, 2010.

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the senior notes and affect our credit rating and access to other financing.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding and investing activities.

At March 31, 2010 and December 31, 2009, all of our debt was at a fixed rate and totaled $122.1 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2010 was $120.8 million, which was approximately $1.3 million less than its carrying value. The estimated fair value of our long-term debt at December 31, 2009 was approximately $117.2 million, which was approximately $4.9 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2010, amounted to $4.6 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 12, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1+	Fisher Communications, Inc. 2010 Management Short-Term Incentive Plan (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: May 10, 2010	/S/ JOSEPH L. LOVEJOY
Joseph L. Lovejoy Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Fisher Communications, Inc. 2010 Management Short-Term Incentive Plan (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.