Form 10-Q
period 2010-06-30
FISHER COMMUNICATIONS INC
filed 2010-08-09
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $1.25 par value, outstanding as of August 5, 2010: 8,784,182

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
(in thousands, except per-share amounts)	2010	2009	2010	2009
Revenue	$76,174	$60,496	$40,833	$31,983

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	34,547	31,678	17,530	15,850
Selling, general and administrative expenses	28,179	24,954	14,633	12,514
Amortization of program rights	5,933	4,577	2,963	2,281
Depreciation and amortization	7,346	6,723	3,696	3,391
Plaza fire expenses (reimbursements), net	(400)	—	(309)	—
Gain on asset exchange, net	(1,782)	—	(842)	—

Total operating expenses	73,823	67,932	37,671	34,036

Income (loss) from operations	2,351	(7,436)	3,162	(2,053)
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	(72)	1,173
Other income, net	164	829	107	535
Interest expense	(5,262)	(6,203)	(2,590)	(2,938)

Income (loss) before income taxes	(2,819)	(9,845)	607	(3,283)
Provision (benefit) for income taxes	(968)	(3,446)	279	(1,149)

Net income (loss)	$(1,851)	$(6,399)	$328	$(2,134)

Net income (loss) per share applicable to common shareholders - basic	$(0.21)	$(0.73)	$0.04	$(0.24)

Net income (loss) per share applicable to common shareholders assuming dilution	$(0.21)	$(0.73)	$0.04	$(0.24)

Weighted average shares outstanding	8,793	8,772	8,798	8,774

Weighted average shares outstanding assuming dilution	8,793	8,772	8,830	8,774

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$37,379	$43,982
Receivables, net	29,179	28,070
Income taxes receivable	2,896	11,746
Deferred income taxes	3,813	3,813
Prepaid expenses and other	2,247	4,460
Cash surrender value of life insurance and annuity contracts	2,332	2,626
Television broadcast rights	2,198	7,919

Total current assets	80,044	102,616
Cash surrender value of life insurance and annuity contracts	16,107	15,711
Goodwill, net	13,293	13,293
Intangible assets, net	40,662	40,779
Deferred financing fees and other	5,723	7,590
Deferred income taxes	2,286	2,297
Property, plant and equipment, net	148,181	148,824

Total Assets	$306,296	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,676	$3,148
Accrued payroll and related benefits	7,788	4,445
Interest payable	2,634	3,158
Television broadcast rights payable	1,962	7,987
Current portion of accrued retirement benefits	1,100	1,100
Other current liabilities	4,763	6,251

Total current liabilities	21,923	26,089
Long-term debt	104,690	122,050
Accrued retirement benefits	18,036	18,023
Other liabilities	8,149	9,476
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,783,866 and 8,762,383 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,980	10,953
Capital in excess of par	12,558	12,086
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,524)	(1,525)
Prior service cost	(120)	(139)
Retained earnings	131,604	134,097

Total Stockholders’ Equity	153,498	155,472

Total Liabilities and Stockholders’ Equity	$306,296	$331,110

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Operating activities
Net loss	$(1,851)	$(6,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,346	6,723
Deferred income taxes	11	203
Amortization of deferred financing fees	217	247
Amortization of broadcast rights	5,933	4,577
Payments for broadcast rights	(6,239)	(4,593)
Gain on exchange of assets, net	(1,782)	—
(Gain) loss on extinguishment of senior notes, net	72	(2,965)
Loss on disposition of property, plant and equipment	208	—
Amortization of non-cash contract termination fee	(731)	(731)
Amortization of short-term investment discount	—	(303)
Equity in operations of equity investees	—	73
Stock-based compensation	603	495
Other	—	63
Change in operating assets and liabilities, net
Receivables	(1,336)	3,928
Prepaid expenses and other	2,639	27
Cash surrender value of life insurance and annuity contracts	(505)	(333)
Other assets	166	92
Accounts payable, accrued payroll and related benefits and other current liabilities	3,871	(112)
Interest payable	(524)	(536)
Income taxes receivable and payable	9,028	(3,591)
Accrued retirement benefits	32	(23)
Other liabilities	(370)	(384)

Net cash provided by (used in) operating activities	16,788	(3,542)

Investing activities
Proceeds from sale of short-term investments	—	60,000
Consolidation of non-controlling interest	75	—
Purchases of property, plant and equipment	(6,120)	(5,322)

Net cash provided by (used in) investing activities	(6,045)	54,678

Financing activities
Repurchase of senior notes	(17,160)	(24,428)
Shares settled upon vesting of stock rights	(104)	—
Payments on capital lease obligations	(82)	(76)

Net cash used in financing activities	(17,346)	(24,504)

Net increase (decrease) in cash and cash equivalents	(6,603)	26,632
Cash and cash equivalents, beginning of period	43,982	31,835

Cash and cash equivalents, end of period	$37,379	$58,467

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$(1,851)	$(6,399)	$328	$(2,134)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	51	—	88
Effect of income taxes	—	(17)	—	(30)

Accumulated gain	—	41	—	20
Effect of income taxes	—	(14)	—	(7)

Prior service cost	30	30	15	15
Effect of income taxes	(10)	(11)	(5)	(6)

Other comprehensive income (loss)	20	80	10	80

Comprehensive income (loss)	$(1,831)	$(6,319)	$338	$(2,054)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc., its wholly-owned subsidiaries and any variable interest entities, where applicable (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

2. Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2009 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of June 30, 2010 and December 31, 2009, the reported fair value of marketable securities, using Level 1 inputs, was $1.0 million and $1.1 million, respectively. Marketable securities are included in other assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2010 and December 31, 2009, all of the Company’s debt was at a fixed rate and totaled $104.7 and $122.1 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at June 30, 2010 and December 31, 2009 was $103.6 million and $117.2 million, respectively. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	June 30, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(613)	2,947	3,560	(496)	3,064

Total intangible assets	$41,275	$(613)	$40,662	$41,275	$(496)	$40,779

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2010 was $58,000 and $117,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2009 was $59,000 and $118,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2010 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2010	$119
2011	236
2012	236
2013	236
2014	236
2015	236
Thereafter	1,648

$2,947

5. Consulting and License Agreement

In March 2010, Fisher Communications, Inc. entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement the Company provides consulting services to ACME’s The Daily Buzz television show and the Company also licenses certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, the Company was granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. This agreement does not meet the criteria for consolidation. Revenues earned under this agreement are recorded in operating revenue and programming and other expenses are recorded in operating costs.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Extinguishment of Senior Notes

In the second quarter of 2010, the Company purchased $17.4 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”). The total consideration for the repurchase was $17.2 million in cash plus accrued interest of $272,000. The Company recorded a loss on extinguishment of debt of $72,000, comprised of a charge for a write off of related unamortized debt issuance costs of $272,000 partially offset by a gain on extinguishment of debt of $200,000.

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

As of June 30, 2010, the Company had commitments under various agreements of $40.9 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

8. Retirement Benefits

The Company has a noncontributory supplemental retirement program for former members of key management. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the balance sheet in the financial statements and the appreciation is included in the consolidated statement of operations. Payment of the benefits under the supplemental retirement program requires continued employment, involuntary termination or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Interest cost	$508	$542	$254	$271
Amortization of loss	20	57	10	28

Net periodic pension cost	$528	$599	$264	$299

The discount rate used to determine net periodic pension cost was 5.57% for both the three and six month periods ended June 30, 2010. The discount rate used to determine net periodic pension cost was 5.50% for both the three and six month periods ended June 30, 2009.

9. Net income (loss) per share

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,851)	$(6,399)	$328	$(2,134)

Weighted average shares outstanding - basic	8,793	8,772	8,798	8,774
Weighted effect of dilutive options and rights	—	—	32	—

Weighted average shares outstanding assuming dilution	8,793	8,772	8,830	8,774

Net income (loss) per share applicable to common shareholders - basic	$(0.21)	$(0.73)	$0.04	$(0.24)

Net income (loss) per share applicable to common shareholders assuming dilution	$(0.21)	$(0.73)	$0.04	$(0.24)

For the three months ended June 30, 2010, the effect of 2,908 restricted stock rights/units and options to purchase 256,821 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the six months ended June 30, 2010, the effect of 145,230 restricted stock rights/units and options to purchase 285,471 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three and six months ended June 30, 2009, the effect of 99,394 restricted stock rights/units and options to purchase 273,921 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

10. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2010 was $371,000 and $603,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2009 was $196,000 and $495,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

11. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 34.3% and 35% for the six months ended June 30, 2010 and 2009, respectively.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. As of June 30, 2010 and December 31, 2009, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets. At June 30, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

12. Segment Information

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revenue for each segment is as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Television	$57,648	$43,004	$31,063	$22,721
Radio	11,656	10,797	6,401	5,909
Fisher Plaza	6,993	6,778	3,475	3,436
Other	(123)	(83)	(106)	(83)

	$76,174	$60,496	$40,833	$31,983

For the three and six months ended June 30, 2010, intercompany sales amounted to $106,000 and $123,000, respectively, representing intercompany revenue between the Company’s television and radio segments. For both the three and six months ended June 30, 2009, inter-segment sales amounted to $83,000 relating primarily to intersegment revenue between television and radio.

Income (loss) from operations for each segment is as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Television	$4,958	$(5,771)	$4,243	$(2,178)
Radio	679	857	786	931
Fisher Plaza	3,472	3,168	1,901	1,659
Other	(6,758)	(5,690)	(3,768)	(2,465)

Total segment income (loss)	2,351	(7,436)	3,162	(2,053)
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	(72)	1,173
Other income, net	164	829	107	535
Interest expense	(5,262)	(6,203)	(2,590)	(2,938)

Income (loss) before income taxes	$(2,819)	$(9,845)	$607	$(3,283)

Total assets for each segment are as follows (in thousands):

	June 30, 2010	December 31, 2009
Television	$135,760	$150,574
Radio	14,657	14,911
Fisher Plaza	110,090	112,384
Other	45,789	53,241

	$306,296	$331,110

Total assets by segment are those assets used in the operations of each segment. Other assets consist primarily of cash and cash equivalents held at corporate, cash surrender value of life insurance and annuity contracts, income taxes receivable and deferred income taxes.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Plaza Fire Expense (Reimbursement)

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. According to a third-party investigation, the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered probable and certain. During the three and six months ended June 30, 2010, the Company recorded net reimbursements of $309,000 and $400,000, respectively, which is included in Plaza fire expenses (reimbursement), net on the Company’s condensed consolidated statements of operations. In total, the Company has incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $2.9 million. During the year ended December 31, 2009, the Company recognized total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire and $3.7 million of remediation expenses, offset by $2.5 million of insurance reimbursements.

The Company’s insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and the Company and its insurers remain in active discussions regarding the Company’s remaining loss claim related to the incident. The Company currently expects that a significant portion of its incurred costs will be covered by its insurance policies; however, the actual amount and timing of the reimbursement remains subject to the completion of the insurance companies’ claims adjustment process. The Company intends to vigorously assert all of its claims related to the Plaza fire as necessary.

14. Sprint Nextel Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licenses by Nextel’s operations.

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

The Company recognized a gain of $842,000 and $1.8 million for the three and six months ended June 30, 2010, which is included in gain on asset exchange, net on the Company’s condensed consolidated statements of operations. The gain represents the amount of the substitute equipment put into use during the period, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

At June 30, 2010, the Company had received approximately $132,000 of the substitute equipment that had not yet been installed. The $132,000 is recorded as deferred gain in other current liabilities on the Company’s unaudited condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s condensed consolidated statement of operations.

15. Financial Information for Guarantors

At June 30, 2010, the Company had $104.7 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company.

The condensed consolidated information is presented with the Company’s investments in consolidated subsidiaries accounted for under the equity method, the guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company information consists primarily of corporate oversight, administrative personnel and related activities, as well as certain investments. Condensed consolidated statements of operations are presented for the three and six months ended June 30, 2010 and 2009, and condensed consolidated statements of cash flows are presented for the six months ended June 30, 2010 and 2009. Also presented are the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$40,833	$—	$40,833
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	113	17,365	52	17,530
Selling, general and administrative expenses	3,378	11,307	(52)	14,633
Amortization of program rights	—	2,963	—	2,963
Depreciation and amortization	389	3,307	—	3,696
Plaza fire expenses (reimbursements), net	—	(309)	—	(309)
Gain on asset exchange, net	—	(842)	—	(842)

Total operating expenses	3,880	33,791	—	37,671

Income (loss) from operations	(3,880)	7,042	—	3,162
Gain (loss) on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	41	66	—	107
Equity in income of consolidated subsidiaries	4,582	—	(4,582)	—
Interest expense	(2,573)	(17)	—	(2,590)

Income (loss) before income taxes	(1,902)	7,091	(4,582)	607
Provision (benefit) for income taxes	(2,230)	2,509	—	279

Net income (loss)	$328	$4,582	$(4,582)	$328

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$76,174	$—	$76,174
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	217	34,224	106	34,547
Selling, general and administrative expenses	6,040	22,245	(106)	28,179
Amortization of program rights	—	5,933	—	5,933
Depreciation and amortization	781	6,565	—	7,346
Plaza fire expenses (reimbursements), net	—	(400)	—	(400)
Gain on asset exchange, net	—	(1,782)	—	(1,782)

Total operating expenses	7,038	66,785	—	73,823

Income (loss) from operations	(7,038)	9,389	—	2,351
Gain (loss) on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	196	(32)	—	164
Equity in income of consolidated subsidiaries	6,032	—	(6,032)	—
Interest expense	(5,228)	(34)	—	(5,262)

Income (loss) before income taxes	(6,110)	9,323	(6,032)	(2,819)
Provision (benefit) for income taxes	(4,259)	3,291	—	(968)

Net income (loss)	$(1,851)	$6,032	$(6,032)	$(1,851)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$31,983	$—	$31,983
Operating expenses
Direct operating costs	108	15,692	50	15,850
Selling, general and administrative expenses	2,097	10,467	(50)	12,514
Amortization of program rights	—	2,281	—	2,281
Depreciation and amortization	401	2,990	—	3,391

Total operating expenses	2,606	31,430	—	34,036

Income (loss) from operations	(2,606)	553	—	(2,053)
Gain (loss) on extinguishment of senior notes, net	1,173	—	—	1,173
Other income, net	382	153	—	535
Equity in income of consolidated subsidiaries	464	—	(464)	—
Interest expense	(2,918)	(20)	—	(2,938)

Income (loss) before income taxes	(3,505)	686	(464)	(3,283)
Provision (benefit) for income taxes	(1,371)	222	—	(1,149)

Net income (loss)	$(2,134)	$464	$(464)	$(2,134)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$60,496	$—	$60,496
Operating expenses
Direct operating costs	211	31,366	101	31,678
Selling, general and administrative expenses	5,003	20,052	(101)	24,954
Amortization of program rights	—	4,577	—	4,577
Depreciation and amortization	751	5,972	—	6,723

Total operating expenses	5,965	61,967	—	67,932

Income (loss) from operations	(5,965)	(1,471)	—	(7,436)
Gain (loss) on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	684	145	—	829
Equity in income of consolidated subsidiaries	(911)	—	911	—
Interest expense	(6,163)	(40)	—	(6,203)

Income (loss) before income taxes	(9,390)	(1,366)	911	(9,845)
Provision (benefit) for income taxes	(2,991)	(455)	—	(3,446)

Net income (loss)	$(6,399)	$(911)	$911	$(6,399)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of June 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$12,077	$25,302	$—	$37,379
Receivables, net	—	29,179	—	29,179
Due from affiliates	(4,997)	4,997	—	—
Income taxes receivable	5,943	(3,047)	—	2,896
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	870	1,377	—	2,247
Cash surrender value of life insurance and annuity contracts	2,332	—		2,332
Television broadcast rights	—	2,198	—	2,198

Total current assets	17,172	62,872	—	80,044
Investment in consolidated subsidiaries	241,234	—	(241,234)	—
Cash surrender value of life insurance and annuity contracts	16,107	—	—	16,107
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,662	—	40,662
Deferred financing fees and other	3,108	2,615	—	5,723
Deferred income taxes	2,834	(548)	—	2,286
Property, plant and equipment, net	2,477	145,704	—	148,181

Total Assets	$282,932	$264,598	$(241,234)	$306,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$231	$3,445	$—	$3,676
Accrued payroll and related benefits	1,698	6,090	—	7,788
Interest payable	2,634	—	—	2,634
Television broadcast rights payable	—	1,962	—	1,962
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,192	3,571	—	4,763

Total current liabilities	6,855	15,068	—	21,923
Long-term debt	104,690	—	—	104,690
Accrued retirement benefits	18,036	—	—	18,036
Other liabilities	(147)	8,296	—	8,149

Stockholders’ Equity
Common stock	10,980	1,131	(1,131)	10,980
Capital in excess of par	12,558	164,234	(164,234)	12,558
Accumulated other comprehensive income (loss) - net of income taxes:
Accumulated loss	(1,524)	—	—	(1,524)
Prior service cost	(120)	—	—	(120)
Retained earnings	131,604	75,869	(75,869)	131,604

Total Stockholders’ Equity	153,498	241,234	(241,234)	153,498

Total Liabilities and Stockholders’ Equity	$282,932	$264,598	$(241,234)	$306,296

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$8,840	$35,142	$—	$43,982
Receivables, net	—	28,070	—	28,070
Due from affiliate	12,810	(12,810)	—	—
Income taxes receivable	13,757	(2,011)	—	11,746
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	1,555	2,905	—	4,460
Cash surrender value of life insurance and annuity contracts	2,626	—		2,626
Television broadcast rights	—	7,919	—	7,919

Total current assets	40,535	62,081	—	102,616
Investment in consolidated subsidiaries	235,390	—	(235,390)	—
Cash surrender value of life insurance and annuity contracts	15,711	—	—	15,711
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,779	—	40,779
Deferred financing fees and other	3,597	3,993	—	7,590
Deferred income taxes	3,762	(1,465)	—	2,297
Property, plant and equipment, net	2,998	145,826	—	148,824

Total Assets	$301,993	$264,507	$(235,390)	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$407	$2,741	$—	$3,148
Accrued payroll and related benefits	482	3,963	—	4,445
Interest payable	3,158	—	—	3,158
Television broadcast rights payable	—	7,987	—	7,987
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,301	4,950	—	6,251

Total current liabilities	6,448	19,641	—	26,089
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	18,023	—	—	18,023
Other liabilities	—	9,476	—	9,476

Stockholders’ Equity
Common stock	10,953	1,131	(1,131)	10,953
Capital in excess of par	12,086	164,234	(164,234)	12,086
Accumulated other comprehensive income (loss) - net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(139)	—	—	(139)
Retained earnings	134,097	70,025	(70,025)	134,097

Total Stockholders’ Equity	155,472	235,390	(235,390)	155,472

Total Liabilities and Stockholders’ Equity	$301,993	$264,507	$(235,390)	$331,110

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$10,867	$5,921	$—	$16,788

Investing activities
Redemption of capital	10,000	—	(10,000)	—
Consolidation of non-controlling interest	—	75	—	75
Purchases of property, plant and equipment	(366)	(5,754)	—	(6,120)

Net cash provided by (used in) investing activities	9,634	(5,679)	(10,000)	(6,045)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(17,160)	—	—	(17,160)
Shares settled upon vesting of stock rights	(104)	—	—	(104)
Payments on capital lease obligations	—	(82)	—	(82)

Net cash provided by (used in) financing activities	(17,264)	(10,082)	10,000	(17,346)

Net increase (decrease) in cash and cash equivalents	3,237	(9,840)	—	(6,603)
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$12,077	$25,302	$—	$37,379

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(7,938)	$4,396	$—	$(3,542)

Investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Proceeds from sale of short-term investments	60,000	—	—	60,000
Purchases of property, plant and equipment	(952)	(4,370)	—	(5,322)

Net cash provided by (used in) investing activities	24,048	(4,370)	35,000	54,678

Financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payments on capital lease obligations	—	(76)	—	(76)

Net cash provided by (used in) financing activities	(24,428)	34,924	(35,000)	(24,504)

Net increase (decrease) in cash and cash equivalents	(8,318)	34,950	—	26,632
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$22,823	$35,644	$—	$58,467

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended June 30, 2010, compared with the corresponding periods in 2009.

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

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Our operating results are, therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during election years due to spending by local, state and national political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% of our television broadcasting revenue and are affiliated with the ABC Television Network. Nine of our television stations (including a 50%-owned television station) are affiliated with the CBS Television Network, six of our television stations are affiliated with Univision (Spanish language), one of our television stations is affiliated with the FOX Television Network and the remainder of our television stations are independent. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of June 30, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% occupied by Fisher entities) as compared to 97% occupied or committed for occupancy as of December 31, 2009 (43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and six months ended June 30, 2010 and 2009.

ACME Agreement. In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which is effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. Revenues earned under this agreement are recorded in operating revenue and programming and other expenses are recorded in operating costs.

DataSphere Investment. In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 120 hyperlocal neighborhood websites and revenues earned through DataSphere’s sales solution are recorded in operating revenue. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites.

ABC Affiliation Agreement. In August 2009, we renewed our network affiliation agreement with American Broadcasting Company, Inc. (“ABC”). The renewed affiliation agreement, which requires that we pay an annual license fee to ABC for network programming, expires on August 31, 2014.

Retransmission Consent Agreements. In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. Retransmission revenue increased $2.5 million and $4.2 million in the three and six months ended June 30, 2010 compared to the same period in 2009. The 2009 amount excluded $902,000 and $1.8 million of cable retransmission consent fees attributable to the three and six months ended June 30, 2009, respectively, under contracts with several cable distribution partners that were executed in the third quarter of 2009. Including the $902,000 and $1.8 million of retransmission revenue recorded in the third quarter of 2009 but attributable to the three and six months ended June 30, 2009, 2010 retransmission revenue increased $1.6 million and $2.4 million from the three and six months ended June 30, 2009, respectively.

Repurchase of Senior Notes. During the three months ended June 30, 2009, we repurchased $12.8 million aggregate principal amount of our Senior Notes, for total consideration of $11.4 million in cash plus accrued interest of $139,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $249,000, resulting in a net gain of approximately $1.2 million. During the six months ended June 30, 2009, we repurchased $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million.

In the second quarter of 2010, we repurchased $17.4 million aggregate principal amount of our 8.625% senior notes due 2014, for total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a loss on extinguishment of debt of approximately $72,000 net of a charge for related unamortized debt issuance costs of $272,000 for the three months ended June 30, 2010.

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

Fisher Plaza Fire. In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. According to a third-party investigation, the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. We recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered probable and certain. All of the final repairs and equipment replacement have been completed as of December 31, 2009. We recorded net reimbursements of $309,000 and $400,000 during the three and six months ended June 30, 2010, respectively.

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

The following table sets forth our results of operations for the three and six months ended June 30, 2010 and 2009, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
(dollars in thousands)	2010	2009	$	%	2010	2009	$	%
(unaudited)
Revenue
Television	$57,648	$43,004	$14,644	34%	$31,063	$22,721	$8,342	37%
Radio	11,656	10,797	859	8%	6,401	5,909	492	8%
Fisher Plaza	6,993	6,778	215	3%	3,475	3,436	39	1%
Other	(123)	(83)	(40)	(48)%	(106)	(83)	(23)	(28)%

Consolidated	76,174	60,496	15,678	26%	40,833	31,983	8,850	28%
Direct operating costs
Television	26,532	24,406	2,126	9%	13,500	12,348	1,152	9%
Radio	4,999	4,413	586	13%	2,582	2,128	454	21%
Fisher Plaza	1,948	1,867	81	4%	931	920	11	1%
Other	1,068	992	76	8%	517	454	63	14%

Consolidated	34,547	31,678	2,869	9%	17,530	15,850	1,680	11%
Selling, general and administrative expenses
Television	17,275	15,453	1,822	12%	8,849	8,087	762	9%
Radio	5,605	5,155	450	9%	2,854	2,676	178	7%
Fisher Plaza	320	216	104	48%	79	93	(14)	-15%
Other	4,979	4,130	849	21%	2,851	1,658	1,193	72%

Consolidated	28,179	24,954	3,225	13%	14,633	12,514	2,119	17%
Amortization of program rights
Television	5,933	4,577	1,356	30%	2,963	2,281	682	30%

Consolidated	5,933	4,577	1,356	30%	2,963	2,281	682	30%
Depreciation and amortization
Television	4,732	4,339	393	9%	2,350	2,183	167	8%
Radio	373	372	1	0%	179	174	5	3%
Fisher Plaza	1,653	1,527	126	8%	873	764	109	14%
Other	588	485	103	21%	294	270	24	9%

Consolidated	7,346	6,723	623	9%	3,696	3,391	305	9%
Plaza fire expenses (reimbursements), net
Fisher Plaza	(400)	—	(400)		(309)	—	(309)

Consolidated	(400)	—	(400)		(309)	—	(309)
Gain on asset exchange, net
Television	(1,782)	—	(1,782)		(842)	—	(842)

Consolidated	(1,782)	—	(1,782)		(842)	—	(842)
Income (loss) from operations
Television	4,958	(5,771)	10,729	186%	4,243	(2,178)	6,421	295%
Radio	679	857	(178)	-21%	786	931	(145)	-16%
Fisher Plaza	3,472	3,168	304	10%	1,901	1,659	242	15%
Other	(6,758)	(5,690)	(1,068)	(19)%	(3,768)	(2,465)	(1,303)	(53)%

Consolidated	2,351	(7,436)	9,787	132%	3,162	(2,053)	5,215	254%
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	(3,037)		(72)	1,173	(1,245)
Other income, net	164	829	(665)		107	535	(428)
Interest expense	(5,262)	(6,203)	941		(2,590)	(2,938)	348

Income (loss) before income taxes	(2,819)	(9,845)	7,026		607	(3,283)	3,890
Provision (benefit) for income taxes	(968)	(3,446)	2,478		279	(1,149)	1,428

Net income (loss)	$(1,851)	$(6,399)	$4,548		$328	$(2,134)	$2,462

Comparison of Three and Six months ended June 30, 2010 and 2009

Revenue

        The U.S. financial crisis and broader economic recession resulted in sharp declines in advertising spending in 2009, which had a negative impact on our television and radio revenue. However, there were signs of economic recovery in the first quarter of 2010, which continued into the second quarter. This improvement resulted in increases in advertising revenue for both television and radio for the three and six months ended June 30, 2010 compared to the same periods in 2009.

        Automotive-related advertising, one of our largest advertising categories, increased 85% and 70%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. Other categories including retail (increased 26% and 22%, respectively) and professional services (increased 22% and 21%, respectively) have also shown improvement compared to the same period 2009.

        Television revenue increased $8.3 million or 37%, in the three months ended June 30, 2010 compared to the same period in 2009 which is attributable to increases in local and national advertising revenue of 20% as well as increases in political spending of $1.3 million and increases in retransmission revenue of $2.5 million. Retransmission revenue increased as a result of new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and in 2009. Retransmission revenue for the second quarter of 2009 does not include $902,000 of cable retransmission consent fees attributable to that quarter but not recorded until the third quarter of 2009 as certain contracts were not executed until the third quarter of 2009. If the $902,000 of retransmission revenue had been recorded in the second quarter of 2009, second quarter 2010 retransmission revenue would have increased $1.6 million, or 95% from the second quarter of 2009.

Television revenue increased $14.6 million or 34% in the six months ended June 30, 2010 compared to the same period in 2009 which is attributable to increases in local and national advertising revenue of 20%, as well as increases in political spending of $2.0 million and increases in retransmission revenue of $4.2 million. Retransmission revenue increased as a result of new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and in 2009. Retransmission revenue for the first half of 2009 does not include $1.8 million of cable retransmission consent fees attributable to that period as certain contracts were not executed until the third quarter of 2009. If the $1.8 million of retransmission revenue had been recorded in the first half of 2009, for the first half of 2010 retransmission revenue would have increased $2.4 million, or 66% from the first half of 2009.

Revenue from our ABC-affiliated stations increased 36% and 35%, respectively, in the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to increases in local and national advertising revenue and increased retransmission revenue. Revenue from our CBS-affiliated stations increased 21% and 22% for the three and six months ended June 30, 2010 compared to the same period in 2009, also primarily due to increased local and national advertising revenue and increased retransmission revenue. Revenue from our Spanish-language television stations increased 54% and 35% in the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to increased national advertising revenue and retransmission revenue.

Radio revenue increased 8% in both the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to an increase in national advertising revenue driven by higher ratings.

Fisher Plaza revenue increased 3% and 1% in the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to increased rental revenue and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of June 30, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $1.2 million and $2.1 million in the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase reflects an increase in our network programming costs following the renewal of our ABC affiliation agreement and an increase in payroll taxes and employee benefits.

Direct operating costs increased for the radio segment $454,000 and $586,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase was primarily from fees related to our LMA with South Sound.

Direct operating costs increased at Fisher Plaza $11,000 and $81,000 in the three and six months ended June 30 compared to the same periods in 2009, primarily due to planned maintenance activities and an increase in property taxes.

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

Selling, general and administrative expenses

The increase of $762,000 and $1.8 million in selling, general and administrative expenses in our television segment in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to increased sales commissions on higher local and national revenue.

The increase of $178,000 and $450,000 in selling, general and administrative expenses in our radio segment in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to higher sales commissions related to the increase in radio revenue.

Selling, general and administrative expenses decreased $14,000 at Fisher Plaza in the three months ended June 30, 2010 compared to the same period in 2009. Selling, general and administrative expenses increased $104,000 at Fisher Plaza in the six months ended June 30, 2010 compared to the same period in 2009 due to a loss on disposal of assets.

Other selling, general and administrative expenses increased $1.2 million and $849,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to increases in compensation expense partially offset by a decrease in supplemental retirement plan expenses resulting from an actuarial gain on the death benefit for certain life insurance and annuity contracts.

Amortization of program rights

Amortization of program rights for our television segment increased $682,000 and $1.4 million in the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to the addition of new programs for broadcast on our KOMO TV and KATU TV stations.

Depreciation and amortization

Depreciation and amortization for our television segment increased $167,000 and $393,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to the fixed asset additions as a result of the Sprint Nextel exchange.

Depreciation and amortization for our radio segment for the three and six months ended June 30, 2010 slightly increased compared to the same periods in 2009.

Depreciation and amortization for our Fisher Plaza segment increased $109,000 and $126,000 during the three and six months ended June 30, 2010 primarily as a result of fixed asset replacement expenditures related to the Fisher Plaza fire and the buildout for the relocation of our corporate offices from the Plaza West building to the Plaza East building.

Other depreciation and amortization increased $24,000 and $103,000 in the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to asset additions associated with information technology infrastructure replacements or upgrades.

Plaza fire expenses (reimbursements), net

Plaza fire expenses (reimbursements), net were $309,000 and $400,000 for the three and six months ended June 30, 2010 and represent net insurance reimbursements related to the July 2009 Fisher Plaza fire.

Gain on asset exchange, net

Gain on asset exchange, net was $842,000 and $1.8 million for the three and six months ended June 30, 2010. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. The decrease of $428,000 and $665,000 in the three and six months ended June 30, 2010 compared to the same period in 2009 was due to a decline in interest rates and cash balances.

Gain (loss) on extinguishment of senior notes, net

During the three months ended June 30, 2010, we repurchased $17.4 million aggregate principal amount of our Senior Notes for total consideration of $17.2 million in cash plus accrued interest of $272,000. A loss on extinguishment of debt of $72,000 was recorded net of a charge for related unamortized debt issuance costs of $272,000.

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

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three and six months ended June 30, 2010 decreased $348,000 and $941,000 from the same periods in 2009, due to the decline in the principal balance following our repurchase of Senior Notes during 2009 and the second quarter of 2010.

Benefit for income taxes

Our effective tax was 34% and 35% for 2010 and 2009, respectively. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we continue to record a 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash flows from operations and our cash and cash equivalents. Our net cash flows from operations is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Our working capital is dependent upon many variables, including operating results and the timing of cash receipts and payments. We currently intend to finance our working capital, debt service and capital expenditures primarily through operating activities and cash on hand. Given the continued general uncertainty in the current economic environment and its effect on the broadcasting industry and our business, we continue to closely monitor our capital spending plan and operating expenses.

The recent economic recession and the ongoing tight investment and credit markets significantly negatively impacted advertising spending by our customers in various categories. While general economic conditions improved in the first half of 2010, if the improvement is not sustained we believe that our revenue, cash flow from operations and net income may again be negatively impacted and may decline.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and cash equivalents were approximately $37.4 million as of June 30, 2010 compared to cash and cash equivalents of $44.0 million as of December 31, 2009.

We recorded approximately $11.7 million as an income tax receivable at December 31, 2009 based on the expected tax refund from the 2009 loss carry back. In April 2010, we received approximately $10.0 million for our income tax refund.

As of June 30, 2010, we had outstanding $104.7 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended June 30, 2010 of $16.8 million consists of our net loss of $1.9 million plus our net non-cash charges of $11.9 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and gain on exchange of assets and a $13.0 million change in working capital, of which $9.0 million related to a decrease in income taxes receivable and payable, less $6.2 million of payments for broadcast rights.

Net cash used in operating activities for the six months ended June 30, 2009 of $3.5 million consisted of our net loss of $6.4 million and payments for broadcast rights of $4.6 million partially offset by non-cash charges of $8.4 million which consisted primarily of depreciation and amortization, amortization of program rights, stock-based compensation, loss on disposal of fixed assets and gain on extinguishment of Senior Notes.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2010, cash flows used in investing activities consisted primarily of $6.0 million in purchases of property, plant and equipment, offset by $75,000 from the consolidation of a noncontrolling interest. During the six months ended June 30, 2009, cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments of $60.0 million, offset by $5.3 million for the purchase of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $17.3 million, primarily due to the retirement of $17.4 million aggregate principal amount of Senior Notes for total consideration of $17.2 million in cash, payments on capital lease agreements and net share settlement of stock compensation tax obligations for employees. Net cash used in financing activities for the six months ended June 30, 2009 of $24.5 million consisted of the retirement of $28.0 million aggregate principal amount of Senior Notes for total consideration of $24.4 million in cash.

Description of Indebtedness

At June 30, 2010, we had $104.7 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

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

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at June 30, 2010.

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

At June 30, 2010 all of our debt was at a fixed rate and totaled $104.7 million. At December 31, 2009, our debt totaled $122.1 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2010 was $103.6 million, which was approximately $1.1 million less than its carrying value. The estimated fair value of our long-term debt at December 31, 2009 was approximately $117.2 million, which was approximately $4.9 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2010, amounted to $3.9 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1+*	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2010 (File No. 000-22439).

10.2†	Primary Television Affiliation Term Sheet Renewal Agreement, dated August 12, 2009, by and between Fisher Communications, Inc. and American Broadcasting Companies, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

*	Incorporated by reference.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: August 9, 2010	/S/ JOSEPH L. LOVEJOY
Joseph L. Lovejoy Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+*	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2010 (File No. 000-22439).

10.2†	Primary Television Affiliation Term Sheet Renewal Agreement, dated August 12, 2009, by and between Fisher Communications, Inc. and American Broadcasting Companies, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

*	Incorporated by reference.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.