Form 10-Q
period 2010-09-30
FISHER COMMUNICATIONS INC
filed 2010-11-03
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $1.25 par value, outstanding as of November 1, 2010: 8,786,780

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
(in thousands, except per-share amounts)	2010	2009	2010	2009
Revenue	$118,360	$95,023	$42,186	$34,527

Operating expenses
Direct operating costs	52,068	47,948	17,521	16,270
Selling, general and administrative expenses	42,076	36,854	13,897	11,900
Amortization of program rights	8,886	7,084	2,953	2,507
Depreciation and amortization	10,884	10,173	3,538	3,450
Plaza fire expenses (reimbursements), net	(3,319)	3,951	(2,919)	3,951
Gain on asset exchange, net	(2,057)	—	(275)	—

Total operating expenses	108,538	106,010	34,715	38,078

Income (loss) from operations	9,822	(10,987)	7,471	(3,551)
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	—	—
Other income, net	194	1,221	30	392
Interest expense	(7,630)	(8,917)	(2,368)	(2,714)

Income (loss) before income taxes	2,314	(15,718)	5,133	(5,873)
Provision (benefit) for income taxes	845	(5,309)	1,813	(1,863)

Net income (loss)	$1,469	$(10,409)	$3,320	$(4,010)

Net income (loss) per share applicable to common shareholders - basic	$0.17	$(1.19)	$0.38	$(0.46)

Net income (loss) per share applicable to common shareholders assuming dilution	$0.17	$(1.19)	$0.38	$(0.46)

Weighted average shares outstanding	8,797	8,774	8,801	8,778

Weighted average shares outstanding assuming dilution	8,837	8,774	8,845	8,778

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$40,206	$43,982
Receivables, net	29,262	28,070
Income taxes receivable	931	11,746
Deferred income taxes	3,813	3,813
Prepaid expenses and other	4,631	4,460
Cash surrender value of life insurance and annuity contracts	2,332	2,626
Television broadcast rights	10,919	7,919

Total current assets	92,094	102,616
Cash surrender value of life insurance and annuity contracts	16,294	15,711
Goodwill, net	13,293	13,293
Intangible assets, net	40,602	40,779
Deferred financing fees and other	7,674	7,590
Deferred income taxes	2,432	2,297
Property, plant and equipment, net	145,752	148,824

Total Assets	$318,141	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,275	$3,148
Accrued payroll and related benefits	7,580	4,445
Interest payable	376	3,158
Television broadcast rights payable	10,777	7,987
Current portion of accrued retirement benefits	1,100	1,100
Other current liabilities	7,464	6,251

Total current liabilities	30,572	26,089
Long-term debt	104,690	122,050
Accrued retirement benefits	18,039	18,023
Other liabilities	7,657	9,476
Commitments and Contingencies
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,786,338 and 8,762,383 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10,983	10,953
Capital in excess of par	12,910	12,086
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,525)	(1,525)
Prior service cost	(109)	(139)
Retained earnings	134,924	134,097

Total Stockholders’ Equity	157,183	155,472

Total Liabilities and Stockholders’ Equity	$318,141	$331,110

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Operating activities
Net income (loss)	$1,469	$(10,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,884	10,173
Deferred income taxes	(135)	530
Amortization of deferred financing fees	312	358
Amortization of broadcast rights	8,886	7,084
Payments for broadcast rights	(9,103)	(7,118)
Gain on exchange of assets, net	(2,057)	—
(Gain) loss on extinguishment of senior notes, net	72	(2,965)
Loss on disposal of fixed assets destroyed in Plaza fire	—	1,482
Loss on disposition of property, plant and equipment	215	—
Amortization of non-cash contract termination fee	(1,096)	(1,096)
Amortization of short-term investment discount	—	(303)
Equity in operations of equity investees	41	115
Stock-based compensation	958	768
Other	—	109
Change in operating assets and liabilities, net
Receivables	(1,419)	2,593
Prepaid expenses and other	256	(823)
Cash surrender value of life insurance and annuity contracts	(692)	(478)
Other assets	(87)	(31)
Accounts payable, accrued payroll and related benefits and other current liabilities	6,161	1,576
Interest payable	(2,782)	(3,247)
Income taxes receivable and payable	10,993	(6,673)
Accrued retirement benefits	45	(38)
Other liabilities	(507)	(721)

Net cash provided by (used in) operating activities	22,414	(9,114)

Investing activities
Proceeds from sale of short-term investments	—	60,000
Investment in equity investee	(23)	—
Consolidation of non-controlling interest	75	—
Purchases of property, plant and equipment	(8,854)	(8,679)

Net cash provided by (used in) investing activities	(8,802)	51,321

Financing activities
Repurchase of senior notes	(17,160)	(24,428)
Shares settled upon vesting of stock rights	(104)	—
Payments on capital lease obligations	(124)	(115)

Net cash used in financing activities	(17,388)	(24,543)

Net increase (decrease) in cash and cash equivalents	(3,776)	17,664
Cash and cash equivalents, beginning of period	43,982	31,835

Cash and cash equivalents, end of period	$40,206	$49,499

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$1,469	$(10,409)	$3,320	$(4,010)
Other comprehensive income:
Unrealized loss on marketable securities	—	141	—	90
Effect of income taxes	—	(49)	—	(32)
Accumulated loss	—	61	—	20
Effect of income taxes	—	(21)	—	(7)
Prior service cost	45	45	15	15
Effect of income taxes	(15)	(16)	(5)	(5)

Other comprehensive income	30	161	10	81

Comprehensive income (loss)	$1,499	$(10,248)	$3,330	$(3,929)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc., its wholly-owned subsidiaries and any variable interest entities, where applicable (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

2. Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2009 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

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

Based on the updated authoritative guidance discussed above, the Company determined that it was appropriate to consolidate its investment in Southwest Oregon Broadcasting Corporation. The Company owns 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which the Company serves as the manager. The consolidation of this equity investment did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of September 30, 2010 and December 31, 2009, the reported fair value of marketable securities, using Level 1 inputs, was $1.1 million. Marketable securities are included in deferred financing fees and other assets on the Company’s condensed consolidated balance sheets.

As of September 30, 2010 and December 31, 2009, all of the Company’s debt was at a fixed rate and totaled $104.7 and $122.1 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at September 30, 2010 and December 31, 2009 was $105.5 million and $117.2 million, respectively. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	September 30, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(673)	2,887	3,560	(496)	3,064

Total intangible assets	$41,275	$(673)	$40,602	$41,275	$(496)	$40,779

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2010 was $60,000 and $177,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2009 was $59,000 and $177,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets for the remainder of 2010 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2010	$59
2011	236
2012	236
2013	236
2014	236
2015	236
Thereafter	1,648

$2,887

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

This agreement does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in operating revenue and programming and other expenses are recorded in operating costs.

6. Extinguishment of Senior Notes

During the second quarter of 2010, the Company purchased $17.4 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”). The total consideration for the repurchase was $17.2 million in cash plus accrued interest of $272,000. The Company recorded a loss on extinguishment of debt of $72,000, comprised of a charge for a write off of related unamortized debt issuance costs of $272,000 partially offset by a gain on extinguishment of debt of $200,000.

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

As of September 30, 2010, the Company had commitments under various agreements of $35.3 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Interest cost	$762	$813	$254	$271
Amortization of loss	30	85	10	29

Net periodic pension cost	$792	$898	$264	$300

The discount rate used to determine net periodic pension cost was 5.57% for both the three and nine month periods ended September 30, 2010. The discount rate used to determine net periodic pension cost was 5.50% for both the three and nine month periods ended September 30, 2009.

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,469	$(10,409)	$3,320	$(4,010)

Weighted average shares outstanding - basic	8,797	8,774	8,801	8,778
Weighted effect of dilutive options and rights	40	—	44	—

Weighted average shares outstanding assuming dilution	8,837	8,774	8,845	8,778

Net income (loss) per share applicable to common shareholders - basic	$0.17	$(1.19)	$0.38	$(0.46)

Net income (loss) per share applicable to common shareholders assuming dilution	$0.17	$(1.19)	$0.38	$(0.46)

For the three months ended September 30, 2010, the effect of 109,046 restricted stock rights/units and options to purchase 277,365 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the nine months ended September 30, 2010, the effect of 95,866 restricted stock rights/units and options to purchase 270,631 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three and nine months ended September 30, 2009, the effect of 98,996 restricted stock rights/units and options to purchase 254,021 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

10. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2010 was $355,000 and $958,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2009 was $273,000 and $768,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

11. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 36.5% and 33.8% for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. As of September 30, 2010 and December 31, 2009, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets. At September 30, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

12. Segment Information

The Company reports financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and operated television stations (including a 50%-owned television station) and the Company’s internet business. The radio segment includes the operations of the Company’s eight owned radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments on a pro-rata basis. The Fisher Plaza segment includes the operations of a commercial and communications center located near downtown Seattle that serves as home of the

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants. Other includes intercompany transactions between segments and non-allocated corporate items.

Revenue for each segment is as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Television	$89,634	$68,120	$31,986	$25,116
Radio	18,190	16,758	6,534	5,961
Fisher Plaza	10,659	10,231	3,666	3,453
Other	(123)	(86)	—	(3)

	$118,360	$95,023	$42,186	$34,527

For the three and nine months ended September 30, 2010, intersegment revenue amounted to $0 and $123,000, respectively, representing sales between the Company’s television and radio segments. For the three and nine months ended September 30, 2009, intersegment revenue amounted to $3,000 and $86,000, respectively, relating primarily to sales between the Company’s television and radio segments.

Income (loss) from operations for each segment is as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Television	$9,479	$(5,108)	$4,521	$663
Radio	2,363	1,632	1,684	775
Fisher Plaza	8,055	1,048	4,583	(2,120)
Other	(10,075)	(8,559)	(3,317)	(2,869)

Total segment income (loss)	9,822	(10,987)	7,471	(3,551)
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	—	—
Other income, net	194	1,221	30	392
Interest expense	(7,630)	(8,917)	(2,368)	(2,714)

Income (loss) before income taxes	$2,314	$(15,718)	$5,133	$(5,873)

Total assets for each segment are as follows (in thousands):

	September 30, 2010	December 31, 2009
Television	$144,416	$150,574
Radio	14,918	14,911
Fisher Plaza	112,352	112,384
Other	46,455	53,241

	$318,141	$331,110

Total assets by segment are those assets used in the operations of each segment. Other assets consist primarily of cash and cash equivalents held at corporate, cash surrender value of life insurance and annuity contracts, income taxes receivable and deferred income taxes.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Plaza Fire Expenses (Reimbursements), net

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. According to a third-party investigation, the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered certain. During the three and nine months ended September 30, 2010, the Company recorded net reimbursements of $2.9 million and $3.3 million, respectively, which is included in Plaza fire expenses (reimbursement), net on the Company’s condensed consolidated statements of operations. In total, the Company has incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $5.9 million, which represents substantially all of the Company’s expected reimbursements.

The Company’s insurers have indicated that the event is a covered occurrence under the applicable insurance policies, and the Company and its insurers remain in active discussions regarding the Company’s remaining loss claim related to the incident. The actual amount and timing of the reimbursement of any of the Company’s outstanding claims remains subject to the completion of the insurance companies’ claims adjustment process. The Company intends to vigorously assert all of its claims related to the Plaza fire as necessary.

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

The Company recognized a gain of $275,000 and $2.1 million for the three and nine months ended September 30, 2010, which is recorded in gain on asset exchange, net on the Company’s condensed consolidated statements of operations. The gain represents the amount of the substitute equipment put into use during the period, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

At September 30, 2010, the Company had received approximately $84,000 of the substitute equipment that had not yet been installed. The $84,000 is recorded as deferred gain in other current liabilities on the Company’s condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s condensed consolidated statement of operations.

15. Financial Information for Guarantors

At September 30, 2010, the Company had $104.7 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company.

The condensed consolidated information is presented with the Company’s investments in consolidated subsidiaries accounted for under the equity method, the guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company information consists primarily of corporate oversight, administrative personnel and related activities, as well as certain investments. Condensed consolidated statements of operations are presented for the three and nine months ended September 30, 2010 and 2009, and condensed consolidated statements of cash flows are presented for the nine months ended September 30, 2010 and 2009. Also presented are the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$42,186	$—	$42,186
Operating expenses
Direct operating costs	115	17,354	52	17,521
Selling, general and administrative expenses	4,967	8,982	(52)	13,897
Amortization of program rights	—	2,953	—	2,953
Depreciation and amortization	393	3,145	—	3,538
Plaza fire expenses (reimbursements), net	—	(2,919)	—	(2,919)
Gain on asset exchange, net	—	(275)	—	(275)

Total operating expenses	5,475	29,240	—	34,715

Income (loss) from operations	(5,475)	12,946	—	7,471
Gain (loss) on extinguishment of senior notes, net	—	—	—	—
Other income, net	37	(7)	—	30
Equity in income of consolidated subsidiaries	8,313	—	(8,313)	—
Interest expense	(2,353)	(15)	—	(2,368)

Income (loss) before income taxes	522	12,924	(8,313)	5,133
Provision (benefit) for income taxes	(2,798)	4,611	—	1,813

Net income (loss)	$3,320	$8,313	$(8,313)	$3,320

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$118,360	$—	$118,360
Operating expenses
Direct operating costs	332	51,578	158	52,068
Selling, general and administrative expenses	11,007	31,227	(158)	42,076
Amortization of program rights	—	8,886	—	8,886
Depreciation and amortization	1,174	9,710	—	10,884
Plaza fire expenses (reimbursements), net	—	(3,319)	—	(3,319)
Gain on asset exchange, net	—	(2,057)	—	(2,057)

Total operating expenses	12,513	96,025	—	108,538

Income (loss) from operations	(12,513)	22,335	—	9,822
Gain (loss) on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	233	(39)	—	194
Equity in income of consolidated subsidiaries	14,345	—	(14,345)	—
Interest expense	(7,581)	(49)	—	(7,630)

Income (loss) before income taxes	(5,588)	22,247	(14,345)	2,314
Provision (benefit) for income taxes	(7,057)	7,902	—	845

Net income (loss)	$1,469	$14,345	$(14,345)	$1,469

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$34,527	$—	$34,527
Operating expenses
Direct operating costs	105	16,115	50	16,270
Selling, general and administrative expenses	2,477	9,473	(50)	11,900
Amortization of program rights	—	2,507	—	2,507
Depreciation and amortization	431	3,019	—	3,450
Plaza fire expenses (reimbursements), net	—	3,951	—	3,951

Total operating expenses	3,013	35,065	—	38,078

Income (loss) from operations	(3,013)	(538)	—	(3,551)
Other income, net	20	372	—	392
Equity in income of consolidated subsidiaries	(107)	—	107	—
Interest expense	(2,695)	(19)	—	(2,714)

Income (loss) before income taxes	(5,795)	(185)	107	(5,873)
Provision (benefit) for income taxes	(1,785)	(78)	—	(1,863)

Net income (loss)	$(4,010)	$(107)	$107	$(4,010)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$95,023	$—	$95,023
Operating expenses
Direct operating costs	316	47,481	151	47,948
Selling, general and administrative expenses	7,480	29,525	(151)	36,854
Amortization of program rights	—	7,084	—	7,084
Depreciation and amortization	1,182	8,991	—	10,173
Plaza fire expenses (reimbursements), net	—	3,951	—	3,951

Total operating expenses	8,978	97,032	—	106,010

Income (loss) from operations	(8,978)	(2,009)	—	(10,987)
Gain (loss) on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	704	517	—	1,221
Equity in income of consolidated subsidiaries	(1,018)	—	1,018	—
Interest expense	(8,858)	(59)	—	(8,917)

Income (loss) before income taxes	(15,185)	(1,551)	1,018	(15,718)
Provision (benefit) for income taxes	(4,776)	(533)	—	(5,309)

Net income (loss)	$(10,409)	$(1,018)	$1,018	$(10,409)

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of September 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$14,525	$25,681	$—	$40,206
Receivables, net	—	29,262	—	29,262
Due from affiliates	(16,862)	16,862	—	—
Income taxes receivable	8,547	(7,616)	—	931
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	491	4,140	—	4,631
Cash surrender value of life insurance and annuity contracts	2,332	—		2,332
Television broadcast rights	—	10,919	—	10,919

Total current assets	9,980	82,114	—	92,094
Investment in consolidated subsidiaries	249,545	—	(249,545)	—
Cash surrender value of life insurance and annuity contracts	16,294	—	—	16,294
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,602	—	40,602
Deferred financing fees and other	3,013	4,661	—	7,674
Deferred income taxes	2,980	(548)	—	2,432
Property, plant and equipment, net	2,853	142,899	—	145,752

Total Assets	$284,665	$283,021	$(249,545)	$318,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34	$3,241	$—	$3,275
Accrued payroll and related benefits	2,396	5,184	—	7,580
Interest payable	376	—	—	376
Television broadcast rights payable	—	10,777	—	10,777
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,025	6,439	—	7,464

Total current liabilities	4,931	25,641	—	30,572
Long-term debt	104,690	—	—	104,690
Accrued retirement benefits	18,039	—	—	18,039
Other liabilities	(178)	7,835	—	7,657

Stockholders’ Equity
Common stock	10,983	1,131	(1,131)	10,983
Capital in excess of par	12,910	164,233	(164,233)	12,910
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(109)	—	—	(109)
Retained earnings	134,924	84,181	(84,181)	134,924

Total Stockholders’ Equity	157,183	249,545	(249,545)	157,183

Total Liabilities and Stockholders’ Equity	$284,665	$283,021	$(249,545)	$318,141

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(139)	—	—	(139)
Retained earnings	134,097	70,025	(70,025)	134,097

Total Stockholders’ Equity	155,472	235,390	(235,390)	155,472

Total Liabilities and Stockholders’ Equity	$301,993	$264,507	$(235,390)	$331,110

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$13,990	$8,424	$—	$22,414

Investing activities
Redemption of capital	10,000	—	(10,000)	—
Investment in equity investee	—	(23)	—	(23)
Consolidation of non-controlling interest	—	75	—	75
Purchases of property, plant and equipment	(1,041)	(7,813)	—	(8,854)

Net cash provided by (used in) investing activities	8,959	(7,761)	(10,000)	(8,802)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(17,160)	—	—	(17,160)
Shares settled upon vesting of stock rights	(104)	—	—	(104)
Payments on capital lease obligations	—	(124)	—	(124)

Net cash provided by (used in) financing activities	(17,264)	(10,124)	10,000	(17,388)

Net increase (decrease) in cash and cash equivalents	5,685	(9,461)	—	(3,776)
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$14,525	$25,681	$—	$40,206

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(16,894)	$7,780	$—	$(9,114)

Investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Proceeds from sale of short-term investments	60,000	—	—	60,000
Purchases of property, plant and equipment	(1,056)	(7,623)	—	(8,679)

Net cash provided by (used in) investing activities	23,944	(7,623)	35,000	51,321

Financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payments on capital lease obligations	—	(115)	—	(115)

Net cash provided by (used in) financing activities	(24,428)	34,885	(35,000)	(24,543)

Net increase (decrease) in cash and cash equivalents	(17,378)	35,042	—	17,664
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$13,763	$35,736	$—	$49,499

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Subsequent Event

In October 2010, the Company purchased $2.9 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”). The total consideration for the repurchases was $2.9 million in cash plus accrued interest of $31,000. The Company will recognize an estimated net loss on extinguishment of debt of $73,000.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended September 30, 2010, compared with the corresponding periods in 2009.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low power television stations, and own or operate ten radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial and communications facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of third-party tenants.

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Our operating results are sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during election years due to spending by local, state and national political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

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

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of September 30, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% occupied by Fisher entities) as compared to 97% occupied or committed for occupancy as of December 31, 2009 (43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and nine months ended September 30, 2010 and 2009.

ACME Agreement. In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. This agreement does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in operating revenue and programming and other expenses are recorded in operating costs.

DataSphere Investment. In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 120 hyperlocal neighborhood news and information websites and revenue earned through DataSphere’s sales solution are recorded in operating revenue. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish their own hyperlocal news and information sites. Revenue earned under this arrangement is recorded in operating revenue.

ABC Affiliation Agreement. In August 2009, we renewed our network affiliation agreement with American Broadcasting Company, Inc. (“ABC”). The renewed affiliation agreement, which requires that we pay an annual license fee to ABC for network programming, expires on August 31, 2014.

Retransmission Consent Agreements. In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. Retransmission revenue decreased $655,000 in the three months ended September 30, 2010 compared to the same period in 2009. The three months ended September 30, 2009 amount included $1.8 million of cable retransmission consent fees attributable to the first half of 2009, as contracts with several cable distribution partners were executed in the third quarter of 2009. Excluding the $1.8 million of retransmission revenue recorded in the third quarter of 2009 but attributable to the first half of 2009, 2010 retransmission revenue would have increased $1.1 million from the three months ended September 30, 2009. Retransmission revenue increased $3.5 million in the nine months ended September 30, 2010 compared to the same period in 2009.

Repurchase of Senior Notes. During the second quarter of 2010, we repurchased $17.4 million aggregate principal amount of our 8.625% senior notes due 2014 (the “Senior Notes”), for total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a loss on extinguishment of debt of approximately $72,000 net of a charge for related unamortized debt issuance costs of $272,000 for the three months ended June 30, 2010. We did not repurchase any of our Senior Notes during the three months ended September 30, 2010 and 2009.

In October 2010, we purchased $2.9 million, aggregate principal amount of our Senior Notes. The total consideration for the repurchases was $2.9 million in cash plus accrued interest of $31,000. A loss of $73,000 will be recorded in connection with the repurchases.

During the first half of 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million.

Local Marketing Agreement. In May 2009, we entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts our KOMO News Radio programming to FM listeners in the Seattle – Tacoma radio market. In connection with the LMA, we entered into an option agreement with South Sound, whereby we have the right to acquire the station until May 8, 2012. If we do not exercise the option prior to its expiration date, we are obligated to pay South Sound approximately $1.4 million. This agreement does not meet the criteria for consolidation. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Fisher Plaza Fire. In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. According to a third-party investigation, the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party. We recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered highly-probable and certain. All of the final repairs and equipment replacement were completed as of December 31, 2009. We recorded net insurance reimbursements of $2.9 million and $3.3 million during the three and nine months ended September 30, 2010, respectively.

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

Consolidated Results of Operations

We report financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of 20 owned and operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of three Seattle radio stations and five Montana radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments on a pro-rata basis. The Fisher Plaza segment consists of the operations of Fisher Plaza, a commercial and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices, and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent, but do pay common-area maintenance expenses. The segment data presented below includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our Seattle-based television and radio operations.

The following table sets forth our results of operations for the three and nine months ended September 30, 2010 and 2009, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
(dollars in thousands)	2010	2009	$	%	2010	2009	$	%
(unaudited)
Revenue
Television	$89,634	$68,120	$21,514	32%	$31,986	$25,116	$6,870	27%
Radio	18,190	16,758	1,432	9%	6,534	5,961	573	10%
Fisher Plaza	10,659	10,231	428	4%	3,666	3,453	213	6%
Other	(123)	(86)	(37)	-43%	—	(3)	3	100%

Consolidated	118,360	95,023	23,337	25%	42,186	34,527	7,659	22%
Direct operating costs
Television	39,948	36,928	3,020	8%	13,416	12,522	894	7%
Radio	7,092	6,649	443	7%	2,093	2,236	(143)	-6%
Fisher Plaza	3,096	2,766	330	12%	1,148	899	249	28%
Other	1,932	1,605	327	20%	864	613	251	41%

Consolidated	52,068	47,948	4,120	9%	17,521	16,270	1,251	8%
Selling, general and administrative expenses
Television	26,400	22,693	3,707	16%	9,125	7,240	1,885	26%
Radio	8,149	7,887	262	3%	2,544	2,732	(188)	-7%
Fisher Plaza	395	198	197	99%	75	(18)	93	517%
Other	7,132	6,076	1,056	17%	2,153	1,946	207	11%

Consolidated	42,076	36,854	5,222	14%	13,897	11,900	1,997	17%
Amortization of program rights
Television	8,886	7,084	1,802	25%	2,953	2,507	446	18%

Consolidated	8,886	7,084	1,802	25%	2,953	2,507	446	18%
Depreciation and amortization
Television	6,978	6,523	455	7%	2,246	2,184	62	3%
Radio	586	590	(4)	-1%	213	218	(5)	-2%
Fisher Plaza	2,432	2,268	164	7%	779	741	38	5%
Other	888	792	96	12%	300	307	(7)	-2%

Consolidated	10,884	10,173	711	7%	3,538	3,450	88	3%
Plaza fire expenses (reimbursements), net
Fisher Plaza	(3,319)	3,951	(7,270)	-184%	(2,919)	3,951	(6,870)	-174%

Consolidated	(3,319)	3,951	(7,270)	-184%	(2,919)	3,951	(6,870)	-174%
Gain on asset exchange, net
Television	(2,057)	—	(2,057)		(275)	—	(275)

Consolidated	(2,057)	—	(2,057)		(275)	—	(275)
Income (loss) from operations
Television	9,479	(5,108)	14,587	286%	4,521	663	3,858	582%
Radio	2,363	1,632	731	45%	1,684	775	909	117%
Fisher Plaza	8,055	1,048	7,007	669%	4,583	(2,120)	6,703	316%
Other	(10,075)	(8,559)	(1,516)	-18%	(3,317)	(2,869)	(448)	-16%

Consolidated	9,822	(10,987)	20,809	189%	7,471	(3,551)	(11,022)	310%
Gain (loss) on extinguishment of senior notes, net	(72)	2,965	(3,037)	-102%	—	—	—
Other income, net	194	1,221	(1,027)	-84%	30	392	(362)	-92%
Interest expense	(7,630)	(8,917)	1,287	14%	(2,368)	(2,714)	346	13%

Income (loss) before income taxes	2,314	(15,718)	18,032	115%	5,133	(5,873)	11,006	187%
Provision (benefit) for income taxes	845	(5,309)	6,154	116%	1,813	(1,863)	3,676	197%

Net income (loss)	$1,469	$(10,409)	$11,878	114%	$3,320	$(4,010)	$7,330	183%

Comparison of Three and Nine months ended September 30, 2010 and 2009

Revenue

The U.S. financial crisis and broader economic recession resulted in sharp declines in advertising spending in 2009, which had a negative impact on our television and radio revenue. However, there were signs of economic recovery in the first nine months of 2010, which were further strengthened by strong political campaign spending. This broad-based improvement as well as robust political spending contributed to increases in advertising revenue for both television and radio for the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Automotive-related advertising, one of our largest advertising categories, increased 61% and 67%, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Other categories including retail (increased 14% and 19%, respectively) and professional services (increased 11% and 18%, respectively) have also shown improvement compared to the same period 2009.

Television revenue increased $6.9 million or 27%, in the three months ended September 30, 2010 compared to the same period in 2009 which is attributable to increases in local and national advertising revenue of 17% as well as increases in political spending of $4.1 million and slightly offset by a decrease in retransmission revenue of $655,000. This decrease was due to $1.8 million of retransmission revenue recorded in the third quarter of 2009 which was attributable to the first half of 2009 under the contracts with several cable distribution partners that were not executed until the third quarter of 2009. If the $1.8 million of retransmission revenue had been recorded in the first half of 2009, third quarter 2010 retransmission revenue would have increased $1.1 million, or 47% compared to the third quarter of 2009.

Television revenue increased $21.5 million or 32% in the nine months ended September 30, 2010 compared to the same period in 2009 which is attributable to increases in local and national advertising revenue of 19% reflecting improved economic conditions, as well as increases in political spending of $6.1 million and increases in retransmission revenue of $3.5 million.

Revenue from our ABC-affiliated stations increased 23% and 31%, respectively, in the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to increases in national and political advertising revenue and retransmission revenue. Revenue from our CBS-affiliated stations increased 30% and 29% for the three and nine months ended September 30, 2010 compared to the same period in 2009, also primarily due to increases in national and political advertising revenue and retransmission revenue. Revenue from our Spanish-language television stations increased 54% and 41% in the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to increases in national advertising revenue and retransmission revenue.

Radio revenue increased 10% and 9%, respectively, in both the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to an increase in local and national advertising revenue driven in part by higher ratings and the improved economy.

Fisher Plaza revenue increased 6% and 4% in the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to increased rental revenue and service fees, as well as increased electrical infrastructure fees and tenant reimbursements. As of September 30, 2010, approximately 95% of Fisher Plaza was occupied or committed for occupancy (40% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $894,000 and $3.0 million in the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase reflects an increase in our network programming costs and an increase in our payroll tax rates and employee benefits.

Direct operating costs for the radio segment decreased $143,000 in the three months ended September 30, 2010 compared to the same period in 2009. Direct operating costs increased for the radio segment $443,000 in the nine months ended September 30, 2010 compared to the same period in 2009. The increase was primarily from fees related to our LMA with South Sound.

Direct operating costs at Fisher Plaza increased $249,000 and $330,000 in the three and nine months ended September 30 compared to the same periods in 2009, primarily due to planned maintenance activities and an increase in property taxes.

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

Selling, general and administrative expenses

The increase of $1.9 million and $3.7 million in selling, general and administrative expenses in our television segment in the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to higher sales commissions based on increased local and national revenue.

Selling, general and administrative expenses for the radio segment decreased $188,000 in the three months ended September 30, 2010 compared to the same period in 2009. The increase of $262,000 in selling, general and administrative expenses in our radio segment in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher sales commissions related to the increase in radio revenue.

Selling, general and administrative expenses increased $93,000 and $197,000, respectively, at Fisher Plaza in the three and nine months ended September 30, 2010 compared to the same periods in 2009. Selling, general and administrative expenses increased due to a loss on disposal of assets.

Other selling, general and administrative expenses increased $207,000 and $1.1 million in the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase was primarily related to increases in compensation and related benefits expenses partially offset by a decrease in supplemental retirement plan expenses resulting from an actuarial gain on the death benefit for certain life insurance and annuity contracts.

Amortization of program rights

Amortization of program rights for our television segment increased $446,000 and $1.8 million in the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to the addition of new programs for broadcast on our KOMO TV and KATU TV stations.

Depreciation and amortization

Depreciation and amortization for our television segment increased $62,000 and $455,000 in the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to the fixed asset additions as a result of the Sprint Nextel exchange.

Depreciation and amortization for our radio segment for the three and nine months ended September 30, 2010 decreased slightly compared to the same periods in 2009.

Depreciation and amortization for our Fisher Plaza segment increased $38,000 and $164,000 during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of fixed asset replacement expenditures related to the Fisher Plaza fire and the build out for the relocation of our corporate offices from the Plaza West building to the Plaza East building.

Other depreciation and amortization decreased slightly in the three months ended September 30, 2010 compared to the same period in 2009. Other depreciation and amortization increased $96,000 in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to asset additions associated with information technology infrastructure replacements and upgrades.

Plaza fire expenses (reimbursements), net

Plaza fire expenses (reimbursements), net were $2.9 million and $3.3 million for the three and nine months ended September 30, 2010 and represent net insurance reimbursements related to the July 2009 Fisher Plaza fire.

Gain on asset exchange, net

Gain on asset exchange, net was $275,000 and $2.1 million for the three and nine months ended September 30, 2010. This amount represents the value of the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income, such as income (loss) from equity investees. The decrease of $362,000 and $1.0 million in the three and nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to a decline in interest rates and cash balances.

Gain (loss) on extinguishment of senior notes, net

During the nine months ended September 30, 2010, we repurchased $17.4 million aggregate principal amount of our Senior Notes for total consideration of $17.2 million in cash plus accrued interest of $272,000. A loss on extinguishment of debt of $72,000 was recorded net of a charge for related unamortized debt issuance costs of $272,000. We did not repurchase any of our Senior Notes during the three months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three and nine months ended September 30, 2010 decreased $346,000 and $1.3 million from the same periods in 2009, due to the decline in the principal balance following our repurchase of Senior Notes during 2009 and the second quarter of 2010.

Provision (benefit) for income taxes

Our effective tax rate was 36.5% and 33.8% for 2010 and 2009, respectively. Our effective tax rate is calculated on the statutory rate of 35%, increased or decreased for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated effective tax rate.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we continue to record a 100% valuation allowance for these deferred tax assets. As a result, our effective tax rate is not affected by changes in the state tax rates.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our net cash flows from operations and our cash and cash equivalents. Our net cash flows from operations is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Our working capital is dependent upon many variables, including operating results and the timing of cash receipts and payments. We currently intend to finance our working capital, debt service and capital expenditures primarily through operating activities and cash on hand. While economic conditions have improved in 2010, given the continued general uncertainty in the current economic environment and its effect on the broadcasting industry and our business, we continue to closely monitor our capital spending plan and operating expenses.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

Capital Resources

Cash and cash equivalents were approximately $40.2 million as of September 30, 2010 compared to cash and cash equivalents of $44.0 million as of December 31, 2009.

We recorded approximately $11.7 million as an income tax receivable at December 31, 2009 based on the expected tax refund from the 2009 loss carry back and in April 2010, we received approximately $10.0 million for the income tax refund.

As of September 30, 2010, we had outstanding $104.7 million in aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended September 30, 2010 of $22.4 million consists of our net income of $1.5 million plus our net non-cash charges of $18.0 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and gain on exchange of assets and a $12.0 million change in working capital, of which $11.0 million related to a decrease in income taxes receivable and payable, less $9.1 million of payments for broadcast rights.

Net cash used in operating activities for the nine months ended September 30, 2009 was $9.1 million and consisted of our net loss of $10.4 million and payments for broadcast rights of $7.1 million partially offset by non-cash charges of $16.3 million which consisted primarily of depreciation and amortization, amortization of program rights, stock-based compensation, loss on disposal of fixed assets and gain on extinguishment of Senior Notes.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2010, net cash used in investing activities of $8.8 million consisted primarily of $8.9 million in purchases of property, plant and equipment. During the nine months ended September 30, 2009, net cash provided by investing activities of $51.3 million consisted primarily of proceeds from the sale of short-term investments of $60.0 million, offset by $8.7 million for the purchase of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $17.4 million, primarily due to the retirement of $17.4 million aggregate principal amount of our Senior Notes for total consideration of $17.2 million in cash, payments on capital lease agreements and net share settlement of employees’ stock compensation tax obligations. Net cash used in financing activities for the nine months ended September 30, 2009 of $24.5 million consisted of the retirement of $28.0 million aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash.

Description of Indebtedness

At September 30, 2010, we had $104.7 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

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

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing. We were in compliance with all debt covenant requirements at September 30, 2010.

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

At September 30, 2010 all of our debt was at a fixed rate and totaled $104.7 million. At December 31, 2009, our debt totaled $122.1 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2010 was $105.5 million, which was approximately $800,000 greater than its carrying value. The estimated fair value of our long-term debt at December 31, 2009 was approximately $117.2 million, which was approximately $4.9 million less than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2010, amounted to $3.8 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended September 30, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

FISHER COMMUNICATIONS, INC.

Date: November 3, 2010	/S/ JOSEPH L. LOVEJOY
Joseph L. Lovejoy Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.