Form 10-K
period 2010-12-31
FISHER COMMUNICATIONS INC
filed 2011-03-08
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22439

FISHER COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0222175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

140 4th Avenue N., Suite 500 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 404-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.25 par value	Nasdaq Global Market

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $143,042,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 4, 2011 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,791,338

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2011	Part III

PART I

ITEM 1.	BUSINESS

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

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. Fisher Communications, Inc. is incorporated in the State of Washington. We conduct our operations through two subsidiaries, Fisher Broadcasting Company (“Fisher Broadcasting”) and Fisher Media Services Company (“Fisher Media Services”). Our broadcasting operations provided approximately 92% of consolidated revenue from continuing operations in 2010, with television accounting for approximately 84% and radio accounting for approximately 16% of our 2010 broadcasting revenue. Our broadcasting operations provided approximately 90% of consolidated revenue in 2009, with television accounting for approximately 81% and radio accounting for approximately 19% of our 2009 broadcasting revenue. Our broadcasting operations provided approximately 92% of consolidated revenue from continuing operations in 2008, with television accounting for approximately 77% and radio accounting for approximately 23% of our 2008 broadcasting revenue.

Fisher Broadcasting Company owns and operates 13 full power television stations (including a 50%-owned television station), seven low power television stations and ten owned and managed radio stations in the Western United States. We have long-standing network affiliations with ABC and CBS, and also operate FOX and Univision affiliates as part of duopolies in several of our markets. Our television and radio stations are located in Washington, Oregon, California, Idaho and Montana. Seattle and Portland are our two largest television markets and Seattle is our largest radio market. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen Media Research (“Nielsen”). We also own three radio stations in Seattle, the 13th largest radio market in the United States, ranked by population, as determined by Arbitron, Inc. (“Arbitron”). Our television stations reach 4.2 million households (approximately 3.6% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence.

As part of the ongoing development of our business, in recent years we completed the following transactions:

•

In September 2006, we completed the stock purchase of African-American Broadcasting of Bellevue for $16 million. We had purchased 25% of the equity in June 2006 for $4 million and completed the purchase of the remaining 75% equity for $12 million.

•

In October 2006, we sold eighteen of our twenty-four small-market radio stations located in Montana and Eastern Washington for $26 million. This transaction was structured as a like kind exchange, for tax purposes, and we used a portion of the proceeds, $19 million, to purchase two Oregon television stations in November 2006. We sold an additional Montana radio station in June 2007 for $3 million. We continue to operate five radio stations in Great Falls, Montana.

•

In November 2006, we completed the purchase of two Univision-affiliated Oregon television stations for $19 million. As part of the same transaction, which was initially announced in December 2005, we also acquired two Telefutura-affiliated Idaho television stations in May 2006 for $1 million.

•

In April 2007, we finalized the purchase of four low power television stations located in Eastern Washington for $5 million. The stations provide Spanish-language programming to the Yakima-Pasco-Richland-Kennewick television market through an affiliation with Univision.

•

In July 2007, we acquired the assets of Pegasus News, Inc. (“Pegasus”), an online hyper-local media pioneer based in Dallas, Texas, for approximately $1.5 million. Pegasus is a local news service, specializing in providing personalized online local news, information and advertising.

•	In January 2008, we completed the acquisition of a CBS and a FOX television station in Bakersfield, California for $55.3 million in cash.

•

In December 2008, we completed our sale of 100% of the outstanding membership interests in Panlocal Media LLC. Panlocal Media, owned and operated Pegasus. As consideration for the sale, the buyer paid Fisher Broadcasting $1.5 million in cash and granted us and our affiliates a royalty-free, non-exclusive, non-transferable license to use certain related technology in our existing television and radio markets to deliver personalized online local news, information and advertising.

•

During 2008, we sold our remaining 2.3 million shares of the common stock of Safeco Corporation, an insurance and financial services corporation. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to us of $153.4 million. The book basis of the shares sold was $782,000, resulting in a pre-tax gain on sale of $152.6 million that is included in other income, net for 2008. In December 2007, we sold approximately 700,000 shares of Safeco Corporation common stock. The shares were sold at an average price of $58.05 per share, resulting in pre-tax net proceeds to us of approximately $40.6 million. The book basis of the shares sold was $237,000, resulting in a pre-tax gain on sale of $40.4 million. We had been a shareholder of Safeco Corporation since 1923.

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

•

During 2010, we repurchased $20.6 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $20.5 million in cash plus accrued interest of $312,000. We recorded a loss on the extinguishment of debt, net of a charge for related unamortized debt issuance costs of $317,000, of approximately $160,000.

•

In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement, we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012.

•

In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station which was effective January 1, 2011. Under the agreement NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

•

In January 2011, we repurchased $2.6 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $2.7 million in cash plus accrued interest of $78,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $35,000, of approximately $110,000. After this repurchase the aggregate principal amount of our outstanding senior notes is $98.8 million.

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

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our television stations and our Internet business discussed below. The radio segment includes the operations of our radio stations discussed below. The Fisher Plaza segment includes the operations of Fisher Plaza discussed below. See Note 13 to our consolidated financial statements for information about the financial results for our segments for the years ended December 31, 2010, 2009 and 2008.

Employees

We employed 828 full-time employees as of December 31, 2010. Approximately 15% of our workforce, located primarily at our KOMO TV, KATU TV, KBAK TV, KBFX CA and KBOI TV operations, is subject to collective bargaining agreements.

Television Segment

Our television segment includes our television operations, as well as our Internet business. For information on our Internet business, see “Internet Business” below.

Our Television Stations

The following table sets forth selected information about our television stations as of December 31, 2010:

Station	Market Area (1)	DMA Rank (2)	Network Affiliation	Expiration Date of Affiliation Agreement
KOMO-TV	Seattle-Tacoma, WA	13	ABC	August 31, 2014
KUNS-TV	Seattle-Tacoma, WA	13	Univision	September 12, 2011
KATU (TV)	Portland, OR	22	ABC	August 31, 2014
KUNP (TV)	LaGrande, OR	22	Univision	September 12, 2011
KUNP-LP	Portland, OR	22	Univision	September 12, 2011
KBOI-TV	Boise, ID	113	CBS	February 29, 2016
KYUU-LP	Boise, ID	113	Retro TV	N/A
KVAL-TV	Eugene, OR	118	CBS	February 29, 2016
KCBY-TV	Coos Bay, OR	118	CBS	February 29, 2016
KPIC (TV) (3)	Roseburg, OR	118	CBS	February 29, 2016
KBAK-TV	Bakersfield, CA	125	CBS	March 3, 2016
KBFX-CA (4)	Bakersfield, CA	125	FOX	June 30, 2010
KIMA-TV	Yakima, WA	126	CBS	February 29, 2016
KEPR-TV	Pasco/Richland/Kennewick, WA	126	CBS	February 29, 2016
KUNW-CA	Yakima, WA	126	Univision	September 12, 2011
KVVK-CA	Pasco/Richland/Kennewick, WA	126	Univision	September 12, 2011
KORX-CA	Walla-Walla, WA	126	Univision	September 12, 2011
KLEW-TV (5)	Lewiston, ID	N/A	CBS	February 29, 2016
KIDK (TV)	Idaho Falls-Pocatello, ID	162	CBS	February 29, 2016
KXPI-LP	Pocatello, ID	162	My Network TV	N/A

(1)	“Market Area” refers to the television market served by each station. Most stations are located in the Nielsen DMA, which represent exclusive geographic areas of counties in which the home market stations are estimated to have the largest quarter-hour audience share.
(2)	DMA Rank represents the DMA ranking by size of the market area in which each station is located. DMA Rank is based on January 2011 estimates published by Nielsen. The legend “N/A” designates that the station is not located in a Nielsen DMA.
(3)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.
(4)	KBFX is currently operating under an affiliation agreement with Fox Network that expired June 30, 2010. We have been in ongoing discussions with Fox with respect to a new agreement.
(5)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.

We have been affiliated with ABC and CBS for more than 50 years, Univision since 2006 and FOX since 2005.

KOMO-TV and KUNS-TV, Seattle-Tacoma, Washington

KOMO-TV and KUNS-TV operate in the Seattle-Tacoma DMA, which has approximately 1.9 million television households and a population of approximately 4.5 million. According to Nielsen, in 2010, approximately 73% of the population subscribed to cable and 21% subscribed to alternative delivery systems

(alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Liberty Mutual Group, PACCAR Inc, Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, amazon.com, Inc., T-Mobile-USA and Weyerhaeuser Company.

KOMO-TV began broadcasting in 1953. The station’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO-TV produces 38 hours of live local news per week on its digital channels. In 2010 the National Association of Television Arts and Sciences awarded 16 Emmys to the station for program and individual excellence. In addition, KOMO-TV received 4 regional Edward R. Murrow awards in 2010.

KUNS-TV began serving as Seattle’s first Univision station in January 2007. According to Nielsen, the Seattle-Tacoma DMA has approximately 105,850 Hispanic households and ranks as the 27th largest Hispanic market in the United States. KUNS-TV produces five hours of locally produced television news per week on its digital channel.

KATU (TV) and KUNP (TV), Portland and La Grande, Oregon

KATU (TV) and KUNP (TV) serve the Portland DMA, which has approximately 1.2 million television households and a population of approximately 3.0 million. According to Nielsen, around 58% of Portland’s population subscribed to cable-television service in 2010, while approximately 30% of households are listed as subscribers to alternative delivery systems. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Oregon Health & Science University, Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU (TV) currently broadcasts 37 1/2 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday to Friday local talk/information programs.

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

In 2010, KATU (TV) was honored by the Oregon Associated Press for “Best Newscast,” “Overall Excellence,” and “Best Public Affairs Program.” KATU received first place honors for “News Writing,” “Hard News Coverage,” and KATU Sports Director Katy Brown was named “Best Sportscaster.”

KUNP (TV) has been a Univision affiliate since before we acquired the stations in 2006. According to Nielsen, the Portland DMA has approximately 91,270 Hispanic television households and is the 31st largest Hispanic market in the United States. KUNP (TV) produces five hours of locally produced news per week.

KBOI-TV and KYUU-LP, Boise, Idaho

KBOI-TV and KYUU-LP serve the Boise, Idaho DMA, which has approximately 262,920 television households and a total population of approximately 683,000. According to Nielsen, an estimated 24% of the television households in the Boise DMA subscribe to cable television with another 47% subscribing to an alternative delivery system. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include Hewlett-Packard Company, Micron Technology, Inc., Boise State University, Albertson’s and Saint Alphonsus Regional Medical Center. Boise was ranked fourth among the “10 Best Places to Live” by US News and World Report in 2009, and was also listed as one of the “25 Best Places to Retire” by CNN Money.com in 2010.

KBOI-TV currently broadcasts 22  1/2 hours per week of live local news programs. In 2010, KBOI-TV was honored by the Idaho State Broadcasters’ Association for “Best Weather,” “Best Sports,” “Best Public Affairs Program,” “Best Promotion,” and “Best Commercial Series”. The station was also nominated for an Emmy and received 11 awards from the Idaho Press Club including “Best Weathercast,” and “Best Sportscast.” KYUU- LP features “Retro TV” programming and broadcasts 3 1/2 hours of local news programming every weekday.

KVAL-TV, KCBY-TV, and KPIC (TV), Eugene, Coos Bay and Roseburg, Oregon

KVAL-TV, KCBY-TV, and KPIC (TV) (collectively “KVAL+”) serve the Eugene DMA, which has approximately 243,870 television households and a population of approximately 571,000. According to Nielsen, around 51% of the Eugene DMA’s population subscribed to cable-television service in 2010, while approximately 35% of households are listed as subscribers to alternative delivery systems. KVAL-TV’s broadcast studios are located in Eugene. KCBY-TV, in Coos Bay and KPIC (TV), in Roseburg, are KVAL -TV’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities—University of Oregon in Eugene and Oregon State University in Corvallis, Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Enterprise Car Rental, and Roseburg Forest Products.

KVAL+ broadcasts 22 hours of live local news per week. KVAL + has a long tradition of award-winning news, public affairs programming and information. In 2010, KVAL+ won the coveted “Best Newscast” award from The Oregon Associated Press for the second year in a row.

KBAK-TV and KBFX-CA, Bakersfield, California

KBAK-TV (CBS) and KBFX-CA (Fox) serve the Bakersfield, California DMA. Ranked as the 125th largest television market, Bakersfield has approximately 225,670 television households and a population of approximately 687,000. According to Nielsen, in 2010, approximately 49% of the population subscribed to cable, while approximately 36% of households are listed as subscribers to alternative delivery systems. The Bakersfield economy is based on agriculture (ranching and row crops), petroleum, and the defense and aerospace industries. The U.S. Department of Defense accounts for approximately 28% of total Kern County employment. The region continues to grow in the areas of manufacturing, distribution, health care, and agriculture-related business services. Major employers in the Bakersfield area include Occidental, Chevron, Frito Lay, Nestle, and the University of California at Bakersfield. In fall of 2010, Bakersfield was announced as a location for one of the first phases of California’s High Speed Rail Project, with construction scheduled to commence in 2012.

KBAK-TV currently broadcasts 25 hours of live local news weekly, and KBFX-CA broadcasts 16 hours of news weekly. KBAK-TV produces Health Alert, a locally produced program on health issues. In January 2010, both stations launched local news in full high definition.

Major station community initiatives include cancer prevention, research, and treatment. In 2010, Eyewitness News was recognized with an Edward R. Murrow Award for Feature Reporting, three Emmy Awards, and five Golden Mike Awards. In addition, anchor Lisa Krch has been recognized by the Central California Regional Obesity Prevention Program (CCROPP) with the 2010 Cultivator Award for her coverage on the issue of Childhood Obesity. Anchor Kurt Rivera was awarded honors in Washington, DC by the National Association for Mental Illness for his series on teen suicide, “Dying For Help.”

KIMA-TV, KEPR-TV, KLEW-TV, KUNW-CA, KVVK-CA, and KORX -CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho

KIMA-TV serves the Yakima, Washington area while its satellite stations, KEPR-TV and KLEW-TV, serve Pasco-Richland-Kennewick, Washington (the “Tri-Cities”), and Lewiston, Idaho, respectively. Together, the Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 225,320 television households and a population of approximately 609,000. According to Nielsen, the market has a 36% cable penetration and a 50% alternate delivery system penetration. KLEW-TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW-TV serves approximately 160,000 people in approximately 70,000 television households.

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

KIMA-TV and KEPR-TV each broadcast nearly 20 hours per week of scheduled live local news programs. In 2010, KEPR-TV was nominated for an Emmy for its 5pm newscast and won five awards from the Society of Professional Journalists, Region 10 (the Northwestern United States). KIMA also won five awards from the Society of Professional Journalists, Region 10 including a sweep of the “Spot News Reporting” category.

KUNW-CA, Yakima, KVVK-CA, Kennewick, and KORX-CA, Walla Walla (together, “KUNW+”) are the Univision affiliates in the Yakima, Washington DMA. According to Nielsen, the Yakima market has approximately 45,800 Hispanic television households and is the 50th largest Hispanic market in the United States. KUNW+ produces a local newscast each weekday and also broadcasts interviews with members of the Hispanic community throughout the day.

KIDK (TV) and KXPI-LP, Idaho Falls-Pocatello, Idaho

KIDK (TV) and KXPI-LP serve the Idaho Falls-Pocatello market, which has approximately 128,860 television households and a population of approximately 345,000. According to Nielsen, an estimated 31% of the television households subscribe to cable, with approximately 47% subscribing to an alternative delivery system. The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, Brigham Young University-Idaho, Eastern Idaho Regional Medical Center, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK (TV) broadcasts 3 1/2 hours per week of live local news programs. KXPI-LP is the My Network TV affiliate and airs syndicated programming, along with a live 9 p.m. newscast. KXPI-LP provides 4 hours of live news programming per week along with 10 hours of rebroadcast newscasts from KIDK (TV).

In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station which was effective January 1, 2011. Under the agreement NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

Television Broadcasting Industry

The FCC grants licenses to build and operate broadcast television stations. Currently, a limited number of channels are available for television broadcasting in any one geographic area.

According to Nielsen in 2010, there were approximately 116 million television households in the United States (household universe estimates), of which approximately 71 million are cable households, and a total of approximately 105 million receive television via cable or an alternative delivery service. According to Nielsen, on average, overall household television viewing is 58 hours per week.

Television stations primarily receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenue render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenue of individual broadcast television stations. Broadcasters are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies (as has been the case in recent years), employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of our revenue in election years depends on many factors, such as whether Washington, Oregon, California and Idaho are contested states in a presidential election and the extent of local and regional ballot initiatives. See “Risk Factors – We depend on advertising revenues, which fluctuate as a result of a number of factors” below for additional information.

Digital Television Transition

The Digital Television standard, or DTV, developed after years of research and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of vast amounts of information in the same amount of radio spectrum (6 megahertz (“MHz”)) as the analog standard television system. All full-power television stations in the United States were required by law to discontinue analog service and to operate only in DTV no later than June 12, 2009. Stations that are not licensed as full-power television stations are permitted to continue to transmit in analog until an as yet determined date. The transition to DTV required consumers who relied on over-the-air reception of broadcast signals to purchase new television receivers capable of displaying DTV signals or set-top boxes that can receive digital signals and convert them to analog signals for display on existing receivers.

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

The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Analog Channel	Digital Channel		Currently Broadcasting in Digital Format
KOMO-TV	Seattle-Tacoma, WA		38		Yes
KUNS-TV	Seattle-Tacoma, WA		50		Yes
KATU (TV)	Portland, OR		43		Yes
KUNP (TV)	LaGrande, OR		16		Yes
KUNP LP	Portland, OR	47			No
KVAL-TV	Eugene, OR		13		Yes
KCBY-TV	Coos Bay, OR		11		Yes
KPIC (TV)	Roseburg, OR		19		Yes
KIMA-TV	Yakima, WA		33		Yes
KEPR-TV	Pasco/Richland/Kennewick, WA		18		Yes
KBAK-TV	Bakersfield, CA		33		Yes
KBFX-CA	Bakersfield, CA		29		Yes
KUNW-CA	Yakima, WA		30		Yes
KVVK-CA	Pasco/Richland/Kennewick, WA		15		Yes
KORX-CA	Walla-Walla, WA	16			No
KLEW-TV	Lewiston, ID		32		Yes
KBOI-TV	Boise, ID		28	(9)	Yes(1)
KYUU-LP	Boise, ID	35			No
KIDK (TV)	Idaho Falls-Pocatello, ID		36		Yes
KXPI-LP	Pocatello, ID	24	34		Yes

(1)	A construction permit to change the digital channel assignment of KBOI, Boise from channel 28 to channel 9 has been granted by the FCC and construction is in progress.

The FCC has adopted rules to limit the amount of interference that full-power DTV stations may cause to other stations. It also has acknowledged that the DTV transition may result in interference to existing low-power television stations and translators, particularly in major television markets. Although most low-power stations are required to accept interference from full-power television stations, certain low- power stations, known as “Class A” stations, have greater interference protection rights. Some low-power and translator stations were “displaced” by the FCC’s channel allotment process for full-power stations, and the FCC has allowed such stations to either apply for a “paired” digital channel on which they can operate simultaneously with their existing analog operations or to choose to convert directly from analog to digital transmissions in the future.

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of LMAs and JSAs by which one entity agrees to provide administrative and other services to a station operated by another entity, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.

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

Other sources of competition for Fisher’s television stations include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including iPods, iPads and smart phones). Our television stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers, and Internet Protocol Television (“IPTV”). We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

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

Digital Television.    With digital television, broadcasters may transmit one high-definition picture and additional channels of standard-definition television. In different periods of the day, Broadcasters may expand or contract the amount of spectrum they devote to each channel thus varying that channel’s video quality from standard definition and high definition. DTV technology makes it possible for broadcasters to offer more choices to viewers. Like traditional television channels, competition in digital television takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. Our stations compete for television viewership share against traditional television stations, as well as against cable programming and alternate methods of television program distribution, such as DBS program services. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and also by serving as a distribution system for non-broadcast programming originated on the cable system. To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue. Other sources of competition for our digital television stations include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including iPods, iPads and smart phones). Our multicast stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

Internet Business

Our Internet business is included in our television segment. Technology is impacting the distribution and consumption of traditional broadcast media. Developments in digital technology, the Internet and other interactive media have fundamentally changed the competitive landscape and have created an entirely new way for consumers to experience media. In April 2006, we formed the Fisher Interactive Network to bring together our digital media assets. The following table sets forth selected information about our primary television and radio websites:

Property	Market Area	Website URL
KOMO-TV	Seattle-Tacoma, WA	www.komonews.com
KOMO AM	Seattle-Tacoma, WA	www.komonews.com
KVI AM	Seattle-Tacoma, WA	www.570kvi.com
KPLZ-FM	Seattle-Tacoma, WA	www.star1015.com
KUNS-TV	Seattle-Tacoma, WA	www.univisionseattle.com
KATU-TV	Portland, OR	www.katu.com
KUNP-TV	Portland, OR	www.univisionportland.com
KVAL-TV	Eugene, OR	www.kval.com
KCBY-TV	Coos Bay, OR	www.kcby.com
KPIC-TV	Roseburg, OR	www.kpic.com
KIMA-TV	Yakima, WA	www.kimatv.com
KEPR-TV	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW-TV	Lewiston, ID	www.klewtv.com
KBOI-TV	Boise, ID	www.kboi2.com
KIDK-TV	Idaho Falls-Pocatello, ID	www.kidk.com
KBAK-TV/KBFX-CA	Bakersfield, CA	www.bakersfieldnow.com

Hyperlocal Websites

In addition to our primary station websites discussed above, we have over 120 hyperlocal websites, each focused on news, information and entertainment specific to an individual geographic neighborhood within the Seattle-Tacoma, Portland, Eugene, Bakersfield and Boise market areas. These sites provide local communities with added coverage of locally-focused news and stories that would not otherwise appeal to the broader audiences reached by our television and radio stations. The sites are an important part of our broadcast-to-broadband initiative to provide neighborhood information at a grassroots level while enabling local businesses to efficiently reach their customers. We are also working with our technology and sales provider, DataSphere in its distributions of the hyperlocal solution to other broadcast companies.

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

Radio Segment

Radio Markets and Stations

The following table sets forth certain information regarding our radio stations.

Market	Station	Dial Position	Power	Format
Seattle, WA	KOMO AM/FM	1000 kHz/97.7MHz	50 kW/63kW	News
Seattle, WA	KVI AM	570 kHz	5 kW	Oldies
Seattle, WA	KPLZ FM	101.5 MHz	100 kW	Hot Adult Contemporary
Great Falls, MT	KXGF AM	1400 kHz	1 kW	Adult Contemporary
Great Falls, MT	KQDI AM	1450 kHz	1 kW	Talk
Great Falls, MT	KQDI FM	106.1 MHz	100 kW	Classic Rock
Great Falls, MT	KIKF FM	104.9 MHz	94 kW	Country
Great Falls, MT	KINX FM	107.3 MHz	94 kW	4 Decades of Hits

Our Seattle radio stations broadcast to a six-county metropolitan population of approximately 3.4 million with news and entertainment radio services. KOMO (AM/FM) and KVI (AM) have been on the air since 1926 and KPLZ (FM) has been on the air since 1959. According to 2010 data provided by Arbitron, Seattle is the 13th largest radio market in the United States. KOMO (AM/FM) is Seattle’s only all news formatted station. As of November 8, 2010, KVI (AM) changed from a talk radio format with a mix of local and national issue-oriented programming to an Oldies format and was rebranded as “Seattle’s Greatest Hits”. KPLZ (FM) programs “Hot Adult Contemporary” music.

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

See “Company Description” above for information on the May 2009 LMA with South Sound.

Radio Broadcasting Industry

Only a limited number of frequencies are available for commercial radio broadcasting in any one geographic area. The FCC grants licenses to operate radio stations. Currently, two commercial radio broadcast bands provide free, over-the-air radio service, each of which employs different methods of delivering radio signals to radio receivers. The AM band (amplitude modulation) consists of frequencies from 530 kilohertz (“kHz”) to 1700 kHz. The FM (frequency modulation) band consists of frequencies from 88.1 MHz to 107.9 MHz.

Radio station revenue is generally affected by the same economic trends and factors as television station revenues, as described in the section entitled “Television Segment – Television Broadcasting Industry” above.

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

The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations, as have “podcasts” which contain programming compilations intended to be recorded on personal audio devices and replayed later, and personal audio systems like iPods, smart phones and MP3 players. These technologies and devices provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations.

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

Federal Regulation

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover many areas of station operations, including but not limited to allotment of television and radio channels to particular frequencies and communities; approval of station operating parameters, issuance, renewal, revocation and modification of licenses; changes in the ownership or control of licensees; regulation of equipment; and the employment practices of stations. The FCC has the power to impose penalties, including monetary forfeitures or license revocations, for violations of the Communications Act and Commission rules.

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

In addition, federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material from 6 a.m. through 10 p.m., local time. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane material to $325,000 for each “violation,” with a cap of $3 million for any “single act.” The FCC’s indecency enforcement policy was reviewed by the U.S. Supreme Court in 2009. The U.S. Supreme Court upheld the FCC’s “fleeting expletives” indecency policy on administrative law grounds but remanded cases to the U.S. Court of Appeals for the Second and Third Circuits for review of the FCC’s policy on First Amendment constitutional grounds. In July 2010, the Second Circuit declared the FCC’s indecency policy unconstitutionally vague, and the Second Circuit confirmed that decision in a separate case in January 2011. The FCC may appeal those decisions to the U.S. Supreme Court. The Third Circuit case remains pending.

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

Assignments and Transfers.    Assignment of a license or transfer of control of a broadcast licensee requires prior FCC consent. The FCC releases public notice of applications for such consent, and interested parties may petition to deny such applications. The FCC considers the qualifications of the assignee or transferee, the compliance of the proposed transaction with the FCC’s ownership rules, and other factors in order to determine whether the public interest would be served by such change in ownership or control.

Digital Broadcasting.    The Communications Act and the FCC required full power television stations to transition from analog television service to digital television service in 2009. All of our full power television stations have completed the transition and are operating with digital facilities in compliance with FCC rules. At this time, Class A Television Stations, Low Power Television Stations, and Television Translator Stations are not required to convert to digital television service; however, in September 2010, the FCC launched a proceeding to establish a deadline for such stations to discontinue analog service. That proceeding remains pending.

The FCC’s rules permit, but do not require, FM and AM stations to broadcast digitally. Digital FM stations were permitted to operate with a power level up to ten percent of the station’s authorized analog power.

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

Failure to observe FCC rules and policies, including, but not limited to, those discussed in this document, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term license renewal (i.e., less than the full eight years) or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

While the vast majority of such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If a station license is not renewed by the expiration date, the station’s authority to operate is automatically extended while a renewal application is on file and under review.

The expiration date for the broadcast licenses of our television stations are as follows:

Station	Market Area	Expiration Date
KATU (TV) (and related translator stations)	Portland, OR	February 1, 2007(1)
KLEW-TV (and related translator stations)	Lewiston, ID	October 1, 2014
KBOI-TV	Boise, ID	October 1, 2014
KYUU-LP	Boise, ID	October 1, 2014
KIDK (TV) (and related translator stations)	Idaho Falls-Pocatello, ID	October 1, 2014
KXPI-LP	Pocatello, ID	October 1, 2014
KBAK-TV	Bakersfield, CA	December 1, 2014
KBFX-CA	Bakersfield, CA	December 1, 2014
KOMO-TV	Seattle-Tacoma, WA	February 1, 2015
KUNS-TV	Seattle-Tacoma, WA	February 1, 2015
KUNP (TV)	LaGrande, OR	February 1, 2015
KUNP-LP	Portland, OR	February 1, 2015
KVAL-TV (and related translator stations)	Eugene, OR	February 1, 2015
KCBY-TV (and related translator stations)	Coos Bay, OR	February 1, 2015
KPIC (TV) (and related translator stations)	Roseburg, OR	February 1, 2015
KIMA-TV (and related translator stations)	Yakima, WA	February 1, 2015
KEPR-TV (and related translator stations)	Pasco/Richland/Kennewick, WA	February 1, 2015
KUNW-CA	Yakima, WA	February 1, 2015
KVVK-CA	Pasco/Richland/Kennewick, WA	February 1, 2015
KORX-CA	Walla-Walla, WA	February 1, 2015

(1)	The license renewal application for KATU (and KATU’s translator stations) for the term expiring February 1, 2007, was timely filed in September 2006. On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media (“OARM”) against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it. KATU’s authority to operate is automatically extended while its renewal application is on file and under review.

The license terms of all of our Montana radio stations expire on April 1, 2013. The license terms of our radio stations in Seattle expire on February 1, 2014.

The non-renewal or revocation of one or more of our FCC licenses could harm our broadcasting operations.

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

The FCC’s currently effective ownership rules that are material to our operations are summarized below:

National Television Ownership Limits

The Communications Act, as amended in 2004, prohibits a single entity from holding attributable interests in television stations that have an aggregate national audience reach exceeding 39% of television households. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. Further, the FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap due to the historically weaker signal coverage for stations operating in the UHF band (frequency channels above 13). In light of the completion of the national transition to digital television, the propriety of the UHF discount may be the subject of further administrative proceedings, but the discount currently remains in effect. At present, we comply with the FCC’s National Television Ownership limits.

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power television station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple television stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two television stations in the same DMA is permitted where (i) there is no impermissible contour overlap among the stations; (ii) where at least one of the two stations is not ranked among the top four stations in the DMA and at least eight separately-owned full-power television stations will remain after the combination is created; or (iii) where certain waiver criteria are met for “failed” or “failing” stations. In addition, stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the Local Television Ownership Limits. Class A Television Stations, Low Power Television Stations, and Television Translator Stations are not subject to the Local Television Ownership Limits. At present, we comply with the FCC’s Local Television Ownership limits.

Local Radio Ownership Limits

Similarly, FCC rules regulate the extent to which a party may have an attributable interest in more than one radio station in the same market, as defined by Arbitron and reported by BIA/Kelsey, or, in the case of stations within communities of license located outside of Arbitron-rated markets, certain overlapping or intersecting signal contours. Depending on the size of the market, a single entity may have attributable interests in two to eight commercial radio stations (with no more than five stations in the same service (AM or FM)). At present, we comply with the FCC’s Local Radio Ownership limits.

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

The FCC’s rules prohibit the licensee of a radio or television station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published (the “Broadcast-Newspaper Cross-Ownership Rule”). The FCC revised the Broadcast-Newspaper Cross-Ownership Rule in February 2008. However, the revised rule is under review with the U.S. Court of Appeals for the Third Circuit. Under the revised rule, notwithstanding the general prohibition, newspaper/broadcast cross-ownership would be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction; and (iv) where the transaction involves a television station, that station is not ranked among the top four stations in the DMA. In March 2010, the Third Circuit lifted the long-imposed stay on the effectiveness of the revised rule. However, the Third Circuit’s review of the revised rule remains pending.

Foreign Ownership

The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a broadcast licensee entity, or more than a 25% interest in the parent entity of a licensee. As presently organized, we comply with the FCC’s foreign ownership restrictions.

Local Marketing Agreements.    LMAs, sometimes also referred to as “Time Brokerage Agreements” or “TBAs” typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a radio or television station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station programming more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the other station. In May 2009, we entered into an attributable three year LMA with South Sound Broadcasting, LLC, which permits us to provide programming for and sell the advertising time of KOMO-FM, Oakville, Washington. While the KOMO-FM LMA is attributable to us, such attribution does not cause us to exceed the FCC’s ownership limitations.

Joint Sales Agreements.    JSAs typically involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Under the FCC’s attribution policies, the licensee of a radio station selling more than 15% of the advertising of another radio station in the same market is considered to have an attributable interest in the other station. In July 2006, we entered into an attributable five year JSA with Classic Radio, Inc., which permits us to sell the advertising time of KING-FM, Seattle, Washington. While the KING-FM JSA is attributable to us, such attribution does not cause us to exceed the FCC’s ownership limitations. In contrast, television station JSAs are not attributable under the FCC’s policies. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains unresolved.

Quadrennial Regulatory Reviews.    Section 202(h) of the Telecommunications Act of 1996 requires the FCC to review its ownership rules every four years to “determine whether any of such rules are necessary in the public interest as the result of competition.” Under Section 202(h), the FCC “shall repeal or modify any regulation it determines to be no longer in the public interest.” Recently, the FCC commenced its 2010 Quadrennial Review of its media ownership rules, and it remains pending.

Network Affiliate Issues.    FCC rules regulate the television network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to reject network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, as amended (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to carry the primary digital broadcast signals, but not multicast programming streams, of local commercial television stations electing mandatory carriage. Except for certain small cable systems, must-carry signals broadcast in high definition must be carried on cable systems in high definition. To ensure that all cable subscribers, including those with analog television sets, continue to be able to view all must-carry broadcast stations, for a period of three years after the June 12, 2009, national digital transition, cable operators must (with the exception of certain small cable systems) either (i) provide analog cable subscribers with must-carry digital television signals in an analog format or (ii) provide subscribers using analog television sets with the necessary equipment to view the must-carry digital signals. In 2009, the U.S. Court of Appeals for the Second Circuit affirmed the constitutionality of the cable must-carry rules. The U.S. Supreme Court declined to review the Second Circuit’s decision in May 2010.

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

Under the “carry-one, carry-all” provision of the Satellite Home Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) and the Satellite Television Extension and Localism Act of 2010 (“STELA”), a satellite carrier is generally required to retransmit the primary digital signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the primary signal of any local television station in that DMA. Over a four-year period, from 2010 to 2013, satellite carriers are required to begin carrying such stations’ high definition signals without down-resolution. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years.

In recent years, there have been several high-profile disputes in retransmission consent negotiations between broadcasters and cable and satellite operators. Several cable and satellite operators have filed a petition with the FCC seeking the agency’s intervention in the retransmission consent process, and the FCC staff has announced that the FCC intends to open a separate proceeding on the retransmission consent rules. The petition remains pending with the FCC.

Under STELA, which extended some of the compulsory copyright license provisions of SHVERA for 5 years, satellite carriers are permitted in certain circumstances, to retransmit distant broadcast network signals from stations outside the local television market to unserved households that cannot receive an over-the-air signal of a local network station. In November 2010, the FCC released Orders implementing certain provisions of STELA. Among other things, the FCC’s Orders interpreted STELA to allow satellite carriers to import a duplicating adjacent market “significantly viewed” network station in a variety of circumstances, including if the satellite carrier and local affiliate are at an impasse in retransmission consent negotiations.

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

Proposed Legislation and Regulation and Court Litigation.    Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been pending in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. In addition, in connection with the American Recovery and Reinvestment Act of 2009, the FCC is in the process of reviewing various spectrum bands and has recommended that 120 MHz of spectrum in the bands currently licensed to television broadcasters be repurposed for wireless broadband services. In December 2010, the FCC initiated a proceeding to begin its efforts to reallocate the television spectrum. Also, in December 2010, Congress passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. That new law requires the FCC to undertake certain studies and to implement rules to effectuate the relaxed interference standard. The FCC is also considering revisions to its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city.

In addition, legislation and regulations that directly or indirectly impact the operation of broadcast stations are now, or may become the subject of court litigation. As discussed above, the FCC’s indecency policies were recently reviewed by the U.S. Court of Appeals for the Second Circuit, and remain under review by the U.S. Court of Appeals for the Third Circuit, and the FCC’s Broadcast-Newspaper Cross- Ownership Rule is under review by the Third Circuit. In addition, the FCC’s 2008 decision to allow certain unlicensed devices to operate in frequencies adjacent to active DTV channels has been appealed to the U.S. Court of Appeals for the D.C. Circuit; however, the court has stayed its review of the appeal pending the FCC’s ruling on various pending petitions for reconsideration. The Company cannot predict the outcome or the impact of these cases or any other matters that are now, or may become, the subject of court litigation.

We are party to a lawsuit in federal district court in New York. At issue is a new Internet television distribution service provided by a company name ivi, Inc. Broadcasters, including the Company, sued ivi, Inc. in federal court in New York for, inter alia, copyright infringement, as ivi, Inc. has not secured permission to distribute station programming. If ivi, Inc. prevails and is permitted to distribute our television stations’ programming without our permission, it could harm our television broadcasting operations. We cannot predict how or when the court will rule.

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

Fisher Plaza Segment

Through Fisher Media Services, we own and manage Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. Fisher Plaza also houses a variety of technology and other media and communications companies as well as office and retail tenants. Fisher Plaza is designed to support the production and distribution of media content through numerous distribution channels, including broadcast, satellite, cable, Internet and broadband, as well as other wired and wireless communication systems. Fisher Plaza also houses many companies with complementary needs for the mission critical infrastructure provided at the facility. Major non-Fisher data center occupants include Internet retail and services companies, media companies and telecommunication companies. Fisher also provides co-location facilities for many of its tenants. Fisher Plaza had a net book value of approximately $106 million at December 31, 2010. We seek to produce a return on our total investment in Fisher Plaza by offering and leasing technology space to companies that complement the vision and capabilities of the facility, as well as using the facility for our Seattle-based operations.

On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appeared to have been caused by a malfunction of bus duct equipment manufactured by a third-party. All of the final repairs and equipment replacement were completed as of December 31, 2009. As of December 31, 2010, we received reimbursement for substantially all of our insurance claims related to the fire, and we continue to work with our insurers on our remaining outstanding claims. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments” for more information.

Occupancy levels at Fisher Plaza were 96%, 97% and 97% as of December 31, 2010, 2009 and 2008, respectively. Fisher entities occupied 41%, 43% and 43% of Fisher Plaza as of December 31, 2010, 2009 and 2008.

Available Information

Our website address is www.fsci.com. We make available on this website under “Investor Information—SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 forms and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our code of ethics and Board of Directors committee charters are available on the website under “Investor Information—Corp. Governance.” Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The current uncertain economic conditions in the United States may adversely affect our results of operations, cash flows and financial condition.

There were indications of general economic recovery in the United States in 2010 compared to 2009; however, factors such as the continued high levels of unemployment and ongoing weakness in the housing sector have created much uncertainty in the strength and sustainability of the recovery. Any adverse change in economic conditions may again negatively affect our operating results and the broadcast industry in general by, among other things, reducing demand for local and national broadcast advertising and making it more difficult for customers to pay their accounts. In such an environment, we may experience downward pressure on our stock price and credit capacity without regard to our underlying financial strength. If high levels of market disruption and volatility return, our business, financial condition, results of operations and cash flows will likely be adversely affected, possibly materially. In addition, our ability to access the capital markets may be severely restricted which could reduce our flexibility to react to changing economic and business conditions. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. In addition, our cash balances will not yield significant interest income in this low-interest rate environment. Such measures could include deferring capital expenditures and other discretionary uses of cash. Uncertainty about current economic conditions could also affect the volatility of our stock price. We cannot predict the timing, magnitude or duration of any future economic downturn or any subsequent recovery.

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

•	the use of new services and devices that allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders;

•

increased competition for the leisure time of audiences, including video-on-demand, video game consoles, personal computers, Internet-delivered audio and video programming, and other sources of home entertainment;

•	changes in the makeup of the population in the areas where our stations are located;

•	level of consumer confidence;

•	level of political advertising spending;

•	advertisers’ budgets, which are affected by broad economic trends;

•	size and demographic characteristics of our markets, especially the Pacific Northwest region; and

•	other factors that may be beyond our control.

Our net broadcasting advertising revenue increased 32% in 2010 as compared to 2009 as a result of numerous factors including incremental improvement in economic conditions locally and regionally, increases in political spending during 2010, and increased monetization of our local advertising strategies. It is unclear whether all of those factors will continue to positively impact our revenue in 2011 or beyond.

In addition, our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures. For instance, because 2011 will not be a significant year for political advertising, our 2011 political advertising revenue is expected to decline compared to 2010.

Also, the occurrence of disasters, acts of terrorism, political uncertainty or hostilities or other circumstances beyond our control may cause us to lose our ability to operate our stations or, if we are able to broadcast under such circumstances, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

In recent years, we have incurred losses. We cannot assure you that we will be able to maintain profitability in the future.

While we had income from continuing operations in 2010, in 2009 we had a loss from continuing operations before income taxes of $14 million. We cannot assure you that our initiatives to improve our operating performance will be successful or that we will be able to maintain profitability in the future, especially given the current uncertain state of the national and regional economies and its effect on advertising revenues.

Unfavorable resolution of tax returns and positions could adversely affect our tax expense and our results of operations, cash flows and financial condition.

Our tax returns and positions are subject to review and audit by federal, state, and local taxing authorities. The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS is currently conducting a field examination of the Company’s 2008 and 2009 U.S. tax returns. The State of California and Oregon have notified us that they will be conducting an audit of the Company’s 2007 and 2008 state tax returns. The IRS completed its field examination of our 2006 and 2007 U.S. tax returns in June 2009 and we paid $856,000 for the settlement of this examination, as well as $31,000 in interest expense. An unfavorable outcome to a U.S. tax audit or any other tax audit could result in higher tax costs and payments, thereby negatively impacting our results of operations and cash flows. Our federal and state income tax returns are subject to periodic examination, and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments. Such a resolution could also materially affect our effective tax rate for future periods.

Because significant portions of our cost of services are fixed, downturns in the economy harm our operations, revenue, cash flow and earnings.

Nearly all of our operations are concentrated in the Pacific Northwest region. The Seattle, Washington and Portland, Oregon markets are particularly important for our financial strength. Operating results in recent years, including 2009, were adversely impacted by the Pacific Northwest regional economy. While there were improvements in 2010, any renewed weak economic conditions in these markets would harm our operations and financial condition. Because significant portions of our costs of services are fixed, we may be unable to materially reduce costs to offset declines in our revenues. As a result, we could suffer net losses if economic conditions once again deteriorate. In addition, any renewed downturn in the national economy could result in decreased national advertising sales. If this happens, it could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue.

Difficulties in the automotive, retail and other key advertising categories could materially affect our results and the value of our common stock.

A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors, two sectors that experienced extreme difficulties in 2009. While both industries improved in 2010, renewed difficulties in these and other key industries could adversely affected total advertising expenditures in the United States. Reductions in spending by these and other industries over the course of 2011 could adversely affect our results of operations and cash flows, and the value of our common stock.

The non-renewal, modification, or cancellation of affiliation agreements with major television networks, including our affiliation agreement with FOX Network for KBFX which expired in June 2010, could harm our operating results.

For each of our television stations that are affiliated with one of the four major television networks, such affiliation has a significant impact on the composition of the station’s programming, revenue, expenses and operations. In some instances, network affiliation agreements are not renewed, or in limited circumstances, may be cancelled by the network. For example, if a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market.

Our two largest television stations, KOMO-TV, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC Network with current terms expiring in August 2014. The major network affiliations for our television stations other than KOMO-TV and KATU are with CBS or FOX. Our affiliation agreements with CBS generally expire in February 2016. Our only affiliation agreement with FOX Network at KBFX, in Bakersfield, California, expired in June 2010. We continue to operate under the terms of the expired agreement as we engage in discussions on a new agreement. There can be no assurances as to the terms of any such new agreement, or whether in fact we will enter into a new agreement with FOX Network for KBFX. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. While we generally expect to renew our affiliation agreements prior to their expiration, there can be no assurances that we will do so, or on terms that are beneficial to us. Although none of our affiliation agreements with CBS or ABC are scheduled for renewal in 2011, any modification, cancellation or eventual non-renewal of any of these agreements could harm our operating results. Some of the networks with which our stations are affiliated may require as a condition to the renewal of affiliation agreements, among other things, cash payments to the network. Consequently, our affiliation agreements may not remain in place under existing terms and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

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

Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s audience share and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. There can be no assurances that any future affiliation agreement will be obtainable on economic terms or other conditions that will be favorable to us, nor that any network could not change the type, quality, or quantity of programming provided to us in a way that could be detrimental to our operations.

Our operating results are dependent on the success of programming aired by our television and radio stations, which depends in part upon factors beyond our control.

Our advertising revenues are dependent on the success and popularity of our local, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our primary Seattle and Portland television stations, which accounted for approximately 63% of our television broadcasting revenue in 2010, are affiliated with the ABC Network. Twelve of our television stations are affiliated with one of the four major television networks, including ABC, six of our television stations are affiliated with Univision (Spanish language) and the remainder are independent or subscribe to various programming services. Any performance decline by ABC, CBS, or by other networks or network program suppliers, could harm our business and operating results. We rely on our stations’ ratings points when determining the advertising rates that we receive. The use of new ratings technologies and measurements could adversely impact our program ratings and reduce advertising pricing and spending.

The costs of television programming may increase, which could adversely affect our results of operations.

Programming is a significant operating cost in our television businesses. There can be no assurances that we will not be exposed to future increases in programming costs, including, without limitation, for network programming. Should such an increase occur, it could have an adverse effect on our results of operations. In addition, some television networks, including ABC Network, are requiring affiliates to share the networks’ programming costs and to eliminate network compensation traditionally paid to broadcast affiliates. We cannot predict the nature or scope of any such future compensation arrangements or the effect, if any, on our operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or a decline in the expected popularity of the programming for which we have acquired rights could lead to less than expected revenue which could result in programming write-offs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station earnings. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results.

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

New technologies could continue to adversely affect our television and radio stations. Information delivery and programming alternatives including cable, direct satellite-to-home services, video provided by telephone companies, satellite radio, pay-per-view, the Internet, digital video recorders and home video and entertainment systems, portable audio and video entertainment systems, and mobile phones have fractionalized television and radio audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes including the increased usage of video-on-demand have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, video-on-demand, and the Internet, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers.

In addition, video compression techniques permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting and cable satellite systems, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or the future results of our television businesses. Any inability on our part to effectively respond to these technological changes may result in our inability to effectively compete for advertising revenue and programming.

Competition in the broadcasting industry and the rise of alternative entertainment and communications media may result in loss of audience share and advertising revenue by our stations.

Our television and radio stations face intense competition for market share, including competition from the following sources:

•	other local network affiliates and independent stations;

•

cable, direct broadcast satellite, satellite radio, digital radio, Internet radio, and alternative methods of broadcasting brought about by technological advances and innovations, including pay-per-view and home video and entertainment systems;

•

television networks, other programmers, and third party entities that have begun to distribute their audio and video programming directly to the consumer via the Internet and portable digital devices such as personal video players, tablet computers, and mobile phones; and

•	other sources of news, information and entertainment, including streaming video broadcasts over the Internet, podcasting, newspapers, magazines, movie theaters and live sporting events.

In addition to competing with other media outlets for audience share, we also compete for advertising revenue that comprises our primary source of revenue. Our stations compete for advertising revenue with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directory, direct mail and local cable systems. Cable companies and others have national advertising networks that increase the competition for national advertising. Our stations also compete against other local media outlets for exclusive local access to programming. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming.

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

Recently third parties have begun to stream broadcast programming over the Internet without permission from broadcast stations. In at least one instance, programming from our Seattle television station, KOMO-TV, is being streamed without our consent. This practice can dilute the value of our programming and adversely affect our stations’ results of operations. Currently, we are a party to a lawsuit concerning such unauthorized streaming —WPIX Inc. et. al. v. ivi, Inc. and Todd Weaver-and we cannot predict the outcome of such litigation.

Changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

In recent years, the networks have streamed or allowed others to stream their programming on the Internet in close proximity to said programming’s broadcast on local television stations, including those we own. Networks have also moved programming, including some premium programming, to non-broadcast distribution platforms like cable channels owned by the networks. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

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

In recent years, there have been several high-profile disputes in retransmission consent negotiations between broadcasters and cable and satellite operators. Several cable and satellite operators have filed a petition with the FCC seeking the agency’s intervention in the retransmission consent process, and the FCC has announced that it intends to open a separate proceeding on the retransmission consent rules. It is uncertain what, if any, impact these FCC proceedings may have on our television stations’ ability to secure and maintain signal carriage over cable or satellite, and our ability to compete effectively may be adversely affected.

Pending initiatives to reallocate television spectrum and to impose a performance royalty on radio broadcasters could, if adopted, adversely affect our business, operation results, and stock price.

New mobile communications technologies are increasingly offering Internet broadband services using wireless spectrum. In connection with the FCC’s development of a National Broadband Plan-a plan the FCC was required to develop pursuant to the American Recovery and Reinvestment Act of 2009 to ensure wide access to broadband capability throughout the United States—the FCC has expressed concern that the United States will not have spectrum sufficient to meet demand for wireless broadband services in the near future. The National Broadband Plan recommends that 120 MHz of spectrum in the bands currently licensed to television broadcasters be reallocated for wireless broadband services. Various scenarios are being considered, including voluntary reallocation of spectrum that broadcasters agree to surrender, which may be all or a portion of a particular station’s spectrum, and compensation to broadcasters from the proceeds from the auction of reallocated spectrum to other services. In December 2010, the FCC initiated a proceeding to begin its efforts to reallocate the television spectrum. One proposal in this new proceeding is to establish a framework in which two or more television stations may share a single 6 MHz channel. This reallocation could limit our ability to realize the full potential of digital television, including high definition, multicast programming, and mobile digital television. Related reductions in the quality or quantity of our services may impede our ability to compete for programming, diminish the size of our audience, or reduce our advertising revenues. We cannot predict the ultimate outcome of any proposals made in this or related proceedings proceeding; however, the reallocation of all or some portions of our television stations’ spectrum and increased competition from new mobile communications technologies could materially affect our operating results, financial condition and stock price.

The recording industry continues to request that Congress impose a performance royalty on radio broadcasters that would require local stations to pay record labels and performers for the music they air on the radio without charge to listeners. This royalty would be in addition to the license fees already paid by broadcasters to songwriters and composers. Performance royalty legislation was introduced in 2009, but it has failed to pass, and it remains to be seen if the new Congress in 2011 will favor or oppose performance royalty legislation. If enacted a performance royalty could materially affect the financial results of our radio stations.

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

The FCC concluded its 2006 Quadrennial Review in February 2008, in which the FCC also addressed issues raised by the U.S. Court of Appeals for the Third Circuit in connection with the Third Circuit’s review of the FCC’s 2002 ownership rule review. In the 2002 review, the FCC relaxed certain of its local media ownership rules, including its local television ownership limitations and its prohibition against common ownership of newspapers and broadcast stations in the same market. It also modified its local radio ownership limitations in a way that could limit our ability to acquire additional radio stations in existing markets that we serve. The FCC’s new rules were to have become effective on September 4, 2003, but were stayed by the Third Circuit. In June 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis of the record in order to justify its decision. In September 2004, the Third Circuit court lifted its stay insofar as it applied to the modified local radio ownership rules. In the 2008 remand order, the FCC liberalized its broadcast/newspaper cross-ownership rule and declined to modify its other ownership rules which, except for the modified local radio ownership rules, are currently in effect as effective prior to the FCC’s 2002 review. In March 2010, the Third Circuit lifted its 2003 stay of the revised broadcast/newspaper cross-ownership rule.

Recently, the FCC commenced its 2010 Quadrennial Review of its media ownership rules. We cannot predict the outcome of this proceeding nor the effect that any particular outcome will have on our stations and business.

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

Except for KATU (and KATU’s translator stations), FCC licenses for our various television and radio stations expire in 2013, 2014 or 2015. The license renewal application for KATU (and KATU’s translator stations) for the term expiring February 1, 2007, was timely filed in September 2006. On December 22, 2006, a petition to deny was filed by Oregon Alliance to Reform Media, or OARM, against KATU and seven other television stations licensed to serve the Portland, Oregon market. OARM argued that the stations each failed to present adequate programming relating to state and local elections during the 2004 election cycle in their news and public affairs programming. The FCC’s Media Bureau rejected OARM’s petition. However, on September 14, 2007, OARM petitioned the FCC for reconsideration of that decision. That petition remains pending, and we cannot predict when or how the FCC will address it. KATU’s and its translator stations’ authority to operate is automatically extended while its renewal application is on file and under review.

We must comply with extensive FCC ownership regulations and policies. In general, the FCC’s ownership rules limit the number of television and radio stations that we can own in a market and the number of television stations we can own nationwide. The FCC attributes interests held by, among others, a licensee entity’s officers, directors, certain stockholders, and in some circumstances, lenders, to that entity for purposes of applying these ownership limitations. The ownership rules may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules. We may further be prevented from implementing certain joint operations with competitors that might make the operation of our stations more efficient. The ownership rules may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has vigorously enforced its indecency prohibition, and in 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” The determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (in particular during live programming), and impacts our programming decisions. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations. The FCC’s indecency enforcement policy is currently the subject of federal litigation by networks and broadcasters. The outcome of this litigation is uncertain.

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

We currently have approximately $53.8 million of goodwill and intangibles included in our total assets, which represents approximately 17% of our total assets. We test goodwill at the reporting unit level and intangible assets annually in October or whenever certain triggering events or circumstances occur, including, but not limited to changing business conditions and outlook, significant slowdown in the economic environment, and significant reduction in our market capitalization, indicating that goodwill or intangible assets might be impaired. For example, we recorded an impairment charge of $76.7 million during the fourth quarter of 2008. In recent years, declines in advertising revenues adversely affected investors’ outlooks on the market value of broadcasting companies including ours. Trends like this may be considered an indicator of impairment, and if they reemerge, they could require us to perform an impairment analysis in advance of our annual impairment testing. In addition, any significant shortfall in advertising revenue could lead to a downward revision in the fair value of certain reporting segments. If impairment is indicated as a result of future evaluations, we would record a further impairment charge in accordance with accounting rules, which would reduce any reported net income or increase any reported net loss for the period in which the charge is taken, and which could adversely affect the value of our common stock. We may need to take additional impairments in the future, and historical trends may not be indicative of our future impairments. As a result, we could recognize further impairments in future quarters on the approximately $53.8 million goodwill and intangibles currently included in our total assets.

Our indebtedness could materially and adversely affect our business.

As of December 31, 2010, we had total debt, in the form of 8.625% senior notes due 2014, in the aggregate principal amount of $101.4 million.

Our indebtedness could have a material adverse effect on our business. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions and resulting downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general business purposes;

•	reduce the funds available to purchase the rights to television and radio programs;

•	limit our flexibility in planning for, or reacting to, changes in our industries, making us more vulnerable to economic downturns;

•	limit our ability to raise additional funding; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

If our indebtedness produces such adverse effects, our business, financial condition, cash flow and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes. Furthermore, the indenture governing our 8.625% senior notes due 2014 permits us to incur additional debt only if we satisfy certain financial tests and comply with other covenants. Refer to Note 8 in the accompanying notes to the consolidated financial statements for a description of the covenants included in the indenture. The failure to comply with the covenants in the indenture could result in an event of default, which, if not cured or waived, would permit acceleration of our payment obligations under the notes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our indebtedness.

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

Revenue and operating income from, and the value of, Fisher Plaza may be adversely affected by the general economic climate, the Seattle economic climate and real estate conditions, including prospective tenants’ perceptions of the attractiveness of the property and the availability of space in other competing properties. In addition, the economic conditions in the telecommunications and high-tech sectors may significantly affect our ability to attract tenants to Fisher Plaza, because space at Fisher Plaza is marketed in significant part to organizations from these sectors. Other risks relating to the operation of Fisher Plaza include the potential inability to provide adequate management, maintenance and insurance, and the potential inability to collect rent, due to bankruptcy or insolvency of tenants or otherwise, especially in light of the current difficult economic environment. We also risk facing lower rents due to the continuing uncertain economic conditions and abundance of available commercial space in downtown Seattle. Real estate income and values may also be adversely affected by such factors as applicable laws and regulations, including tax and environmental laws, interest rate levels and the availability of financing.

We carry comprehensive liability, fire, extended coverage and rent loss insurance with respect to Fisher Plaza. There are, however, certain losses that may be either uninsurable, not economically insurable, or in excess of our current insurance coverage limits. If an uninsured loss occurs, it could harm our operating results.

We may experience volatility in the market price of our common stock due to the lower trading volume and lower public ownership of our common stock.

The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile. In particular, the volatility of our shares is influenced by lower trading volume and lower public ownership relative to many of our publicly-held competitors, as well as the recent turmoil in the stock market. For example, our closing stock price has ranged from a high of $27.72 per share to a low of $7.34 per share during the period between January 1, 2009 and February 28, 2011. Because several of our shareholders own significant portions of our outstanding shares, our stock is relatively less liquid and therefore more susceptible to large price fluctuations than many other companies’ shares. If these shareholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

Our stock price may fluctuate in response to a number of events and factors, including without limitation, quarterly variations in operating results; announcements by us or our competitors; announcements relating to strategic decisions or key personnel; industry developments; service disruptions; acts of war, terrorism, or national calamities; changes in financial estimates and recommendations by security analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in internal control over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our annual report on Form 10-K. Our independent registered public accountants are required to audit and provide a separate opinion on their evaluation of our internal control over financial reporting. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our independent registered public accountants discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with Section 404 of the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

We could be negatively affected as a result of a currently threatened proxy fight.

In January 2011, a dissident shareholder declared its intention to nominate four individuals for election to our Board of Directors at the 2011 Annual Meeting of Shareholders. A proxy contest could negatively affect us because:

•	Responding to proxy contests and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•

Perceived uncertainties as to our future direction may impact our existing and potential strategic and operational relationships and opportunities and may make it more difficult to attract and retain qualified personnel;

•

If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition; and

•	A proxy contest could cause our stock price to experience periods of volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Television Segment Properties.    Our television stations other than KOMO TV and KUNS TV operate from offices and studios owned by our Fisher Broadcasting subsidiary in the markets listed in “Business—Television Segment”. KOMO TV and KUNS TV operate from the offices and studios in Fisher Plaza in Seattle, Washington. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting in California, Idaho, Oregon and Washington. In each of Boise, Idaho and Portland, Oregon, our local television station is a member in a limited liability company with other broadcast companies. Each limited liability company was formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which the towers is sited is leased by the limited liability companies from another company or entity (not Fisher or its local station).

Radio Segment Properties.    We own the building housing our radio stations in Great Falls, Montana. Our Seattle stations are located in Fisher Plaza. Radio transmitting facilities and towers are owned by Fisher Broadcasting, except transmitting facilities and towers for KPLZ FM and the towers operated by Fisher Radio Regional Group, which are situated on leased land.

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

	Quarterly Common Stock Price Ranges
	2010		2009
Quarter	High	Low	High	Low
1st	$17.28	$12.00	$24.25	$7.34
2nd	$19.60	$13.90	$15.82	$9.50
3rd	$18.93	$14.87	$21.61	$10.44
4th	$22.51	$17.11	$22.59	$13.11

We estimate that at March 1, 2011, there were approximately 1,900 holders of our common stock, including holders whose stock is in nominee or “street name” accounts through brokers and other institutions.

Dividends

On July 30, 2008, our Board of Directors declared a special cash dividend of $3.50 per share on our common stock. This dividend totaling $30.7 million was paid on August 29, 2008 to shareholders of record on August 15, 2008.

We did not declare cash dividends in 2010 or 2009, and we cannot know whether payment of dividends will resume in the future.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of the impact of our debt covenants on dividends.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filing under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher’s common stock relative to the cumulative total returns of the S & P 500 Index, and a customized peer group of 14 companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Fisher Communications, Inc.	$100.00	$106.71	$91.62	$54.54	$42.94	$57.61
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Peer Group (1)	$100.00	$86.96	$68.81	$11.22	$34.17	$43.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1)	There are 14 companies included in the customized peer group which are: Acme Communication Inc., Beasley Broadcast Group Inc., Belo Corp., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., LIN TV Corp., Radio One Inc., Saga Communications Inc., Salem Communications Corp., Sinclair Broadcast Group Inc., Westwood One Inc. and Young Broadcasting Inc. Regent Communications Inc. which was previously included in the peer group, has been excluded as it is no longer publicly traded.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our historical consolidated financial statements and related footnotes. The selected financial data for the years ended December 31, 2007 and 2006 and the balance sheets as of December 31, 2008, 2007 and 2006 are derived from historical consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related footnotes contained elsewhere in this Form 10-K.

	Year ended December 31,
	2010 (2)	2009 (3)	2008 (4)	2007 (5)	2006 (6)
	(In thousands, except per-share amounts)
Revenue	$175,926	$133,664	$173,791	$162,266	$156,537

Net income (loss)
From continuing operations (2)(3)(4)(5)	$9,746	$(9,330)	$45,730	$30,879	$6,192
From discontinued operations	—	—	(1,072)	995	10,309

Net income (loss)	$9,746	$(9,330)	$44,658	$31,874	$16,501

Per share data

Net income (loss) per share—basic
From continuing operations	$1.11	$(1.06)	$5.23	$3.54	$0.71
From discontinued operations	—	—	(0.12)	0.11	1.18

Net income (loss)	$1.11	$(1.06)	$5.11	$3.65	$1.89

Net income (loss) per share assuming dilution
From continuing operations	$1.10	$(1.06)	$5.23	$3.54	$0.71
From discontinued operations	—	—	(0.12)	0.11	1.18

Net income (loss)	$1.10	$(1.06)	$5.11	$3.65	$1.89

Dividends declared per share	$—	$—	$3.50	$—	$—

	December 31,
	2010	2009	2008	2007	2006
Working capital (1)	$72,023	$76,527	$104,905	$18,048	$30,373
Total assets (1)	320,892	331,110	369,157	485,934	497,577
Total debt (1)	101,440	122,050	150,000	150,000	150,000
Stockholders’ equity	165,226	155,472	162,608	231,261	237,429

(1)	Includes discontinued operations and held for sale assets as of December 31, 2007 and 2006.
(2)	Income from continuing operations in 2010 includes a $2.1 million pre-tax gain resulting from the exchange of assets with Sprint Nextel and $3.4 million pre-tax gain for insurance reimbursements as a result of the July 2009 Fisher Plaza fire and a $160,000 pre-tax loss on extinguishment of debt.
(3)	Loss from continuing operations in 2009 includes a $2.6 million pre-tax gain resulting from the exchange of assets with Sprint Nextel, a charge of $2.7 million for expenses incurred as a result of the July 2009 Fisher Plaza fire, net of reimbursements and a $3.0 million pre-tax gain on extinguishment of debt.
(4)	Income from continuing operations in 2008 includes a $152.6 million pre-tax gain resulting from the sale of 2.3 million shares of Safeco Corporation common stock, $2.1 million in dividends on the Safeco Corporation common stock and an impairment charge of $78.2 million for goodwill, intangibles and equity investment. We sold our remaining shares of Safeco Corporation common stock in 2008.
(5)	Income from continuing operations in 2007 includes a $40.4 million pre-tax gain resulting from the sale of 700,000 shares of Safeco Corporation common stock and $4.2 million in dividends on the Safeco Corporation common stock.
(6)	As discussed in Note 1 to the consolidated financial statements, we revised our previously issued historical financial statements to reflect the deferred tax liability on our annuity contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the period from 2008 through 2010.

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

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, tower rental and commercial production activities. Our operating results are, therefore, sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during national election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 63% percent of our television broadcasting revenue in 2010 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks. Six of our television stations are affiliated with Univision (Spanish language) and the remainder of our television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our only affiliation agreement with FOX Television Network for KBFX-CA in Bakersfield, California expired in June 2010. We are currently operating under the terms of the expired agreement as we continue discussions with FOX on the terms of a new agreement. Our affiliation agreement with Univision expires in September 2011. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and the infrastructure provided at this facility. At

December 31, 2010, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% occupied by Fisher entities), compared to 97% occupied or committed for occupancy at December 31, 2009 (43% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

Joint Sales Agreement.    In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station which was effective January 1, 2011. Under the agreement, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

ACME Agreement.    In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. This agreement does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in revenue and programming and other expenses are recorded in operating costs.

DataSphere Investment.    In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 100 hyperlocal neighborhood websites. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites. See “Business—Internet Business—Hyperlocal Websites”. Revenue earned from this arrangement is recorded in operating revenue.

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

We incurred approximately $6.8 million of expenditures related to the Fisher Plaza fire, including remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the year ended

December 31, 2010, the Company recognized in the consolidated statement of operations, $3.4 million of insurance reimbursements, which represents substantially all of the Company’s expected reimbursements. During the year ended December 31, 2009, the Company recognized in the consolidated statement of operations, total Plaza fire expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire plus the above mentioned $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements.

Retransmission Agreements.    In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. Retransmission revenue increased $4.1 million to $12.5 million in 2010 compared to 2009.

Repurchase of Senior Notes.    During 2010, we repurchased $20.6 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $20.5 million in cash plus accrued interest of $312,000. We recorded a loss on extinguishment of debt, net of a $317,000 charge for related unamortized debt issuance costs, of approximately $160,000 for the year ended December 31, 2010.

During 2009, we repurchased $28.0 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on extinguishment of debt, net of a $557,000 charge for related unamortized debt issuance costs, of approximately $3.0 million for the year ended December 31, 2009.

Local Marketing Agreement.    In May 2009, we entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts our KOMO News Radio programming to FM listeners in the Seattle—Tacoma radio market. Contemporaneously with the LMA, we entered into an option agreement with South Sound, whereby we have the right to acquire the station until May 8, 2012. If we do not exercise the option prior to its expiration date, we are obligated to pay South Sound up to approximately $1.4 million. Advertising revenue earned under this LMA is recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

Goodwill and Intangibles Impairment.    Given the rapid economic deterioration and significant decline in our market capitalization during the fourth quarter of 2008, we conducted an interim impairment assessment at year-end. Based on this review, we recorded a goodwill and intangible assets impairment charge of $76.7 million during the fourth quarter of 2008. See Note 6 to our consolidated financial statements for discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test and the reason for the impairment charge.

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

Dividends on Safeco Corporation Common Stock.    During 2008, we recorded dividends on our shares of Safeco Corporation common stock in the amount of $2.1 million.

Sale of Safeco Corporation Shares.    In 2008, we sold our remaining 2.3 million shares of Safeco Corporation common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008.

Expiration of Seattle Mariners Radio Rights Agreement.    Our radio rights agreement to broadcast Seattle Mariners baseball games on KOMO AM (the “Mariners Agreement”) ended in 2008. Our results for the year ended December 31, 2008, reflect $8.7 million of advertising revenue and $16.0 million of operating expenses, related to the Mariners Agreement. No such advertising revenue or operating expenses are reflected in our results for the years ended December 31, 2010 and 2009.

Termination of National Advertising Representation Agreement.    In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment required by us. In the second quarter of 2008, we recognized a net non-cash termination charge of $5.0 million to selling, general and administrative expenses and we are amortizing the resulting deferred credit as a non-cash reduction in costs associated with our national advertising representation firm over the five year term of the new agreement. We recognized a $1.5 million benefit due to this amortization for both the years ended December 31, 2010 and 2009.

Purchase of Bakersfield, California Television Stations.    On January 1, 2008 we completed the purchase of substantially all of the assets of two television stations in Bakersfield, California, KBAK TV and KBFX-CA, for $55.3 million in cash. The acquisition contributed $10.2 million in additional television revenue for the year ended December 31, 2008.

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

We have identified below our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion of the application of these and our other accounting policies, see Note 1 to the consolidated financial statements included in this annual report on Form 10-K.

We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them, as presented in this annual report.

Goodwill and indefinite-lived intangible assets.    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses (primarily FCC licenses). In making estimates of fair values for the purposes of allocating the purchase price, we rely primarily on our extensive knowledge of the market and, if considered appropriate, will obtain valuations from independent third party specialists. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained as a result of pre-acquisition due diligence, including third party reports that may be obtained in connection with the acquisition or financing of the respective assets. We evaluate the potential for impairment of goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

Television and radio broadcast rights.    Television and radio broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

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

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use an independent actuarial consulting firm to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.22% at December 31, 2010 and 5.57% at December 31, 2009. The rate of increase in future compensation was no longer applicable at December 31, 2010 or 2009 (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by us may also affect future plan costs.

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

We must assess the likelihood that we will be able to recover some or all our deferred tax assets prior to their expiration and are required to establish valuation allowances against that portion of our deferred tax assets not considered recoverable. The determination of required valuation allowances involves significant judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations and actual future results could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes. We assess the likelihood of the realizability of our deferred tax assets on a quarterly basis. At December 31, 2010, we have not recorded a valuation allowance on our federal deferred tax assets as management believes that it is more likely than not that our federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in the need to establish a valuation allowance for our federal deferred tax assets.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our deferred state tax assets, we have established a 100% valuation allowance for financial reporting purposes. The valuation allowance was $2.2 million at December 31, 2010 and 2009. Our federal and state income tax returns are subject to periodic examination and the tax authorities may challenge certain of our tax positions as a result of examinations. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments.

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

We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2010 and 2009.

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

Variable Interest Entities.    We may enter into JSAs or LMAs with non-owned stations. Under the terms of these agreements, we make specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, we continue to operate the station and sell advertising under the LMA agreement and sell advertising under the JSA agreement until the termination of such agreement. As a result of these agreements, we may determine that the station is a Variable Interest Entity (“VIE”) and that we are the primary beneficiary of the variable interest. This typically occurs if we also have an agreement to acquire a station and the conditions to close are considered to be perfunctory. We also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which we own and operate a station.

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

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our 20 owned and operated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of our eight radio stations and two managed radio stations. Corporate expenses are allocated to the television and radio segments on a pro-rata basis. The Fisher Plaza segment consists of the operations of Fisher Plaza, a retail, office and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent, but do pay common area maintenance expenses. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments. The other segment includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

The following information presents our results of operations for the years ended December 31, 2010, 2009 and 2008 and variances between periods. Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2010-2009 Variance		Year Ended December 31,	2009-2008 Variance
(dollars in thousands)	2010	2009	$	%	2008	$	%
Revenue
Television	$136,397	$97,201	$39,196	40%	$124,001	$(26,800)	-22%
Radio	25,283	22,833	2,450	11%	36,719	(13,886)	-38%
Fisher Plaza	14,400	13,739	661	5%	13,122	617	5%
Other	(154)	(109)	(45)	-41%	(51)	(58)	-114%

Consolidated	175,926	133,664	42,262	32%	173,791	(40,127)	-23%
Direct operating costs
Television	54,135	50,342	3,793	8%	52,627	(2,285)	-4%
Radio	9,978	8,945	1,033	12%	11,420	(2,475)	-22%
Fisher Plaza	4,216	3,693	523	14%	3,719	(26)	-1%
Other	2,600	2,131	469	22%	2,044	87	4%

Consolidated	70,929	65,111	5,818	9%	69,810	(4,699)	-7%
Selling, general and administrative expenses
Television	36,722	31,845	4,877	15%	39,259	(7,414)	-19%
Radio	11,145	10,720	425	4%	16,683	(5,963)	-36%
Fisher Plaza	671	404	267	66%	814	(410)	-50%
Other	10,086	8,201	1,885	23%	9,103	(902)	-10%

Consolidated	58,624	51,170	7,454	15%	65,859	(14,689)	-22%
Impairment of goodwill and intangible assets
Television	—	—	—	—	75,332	(75,332)	-100%
Radio	—	—	—	—	1,410	(1,410)	-100%

Consolidated	—	—	—	—	76,742	(76,742)	-100%
Impairment of investment in equity investee
Television	—	—	—	—	1,468	(1,468)	-100%

Consolidated	—	—	—	—	1,468	(1,468)	-100%
Amortization of program rights
Television	11,877	10,056	1,821	18%	8,538	1,518	18%
Radio	—	—	—	—	10,750	(10,750)	-100%

Consolidated	11,877	10,056	1,821	18%	19,288	(9,232)	-48%
Depreciation and amortization
Television	9,136	8,862	274	3%	8,053	809	10%
Radio	932	791	141	18%	1,018	(227)	-22%
Fisher Plaza	3,210	3,019	191	6%	3,117	(98)	-3%
Other	1,170	1,041	129	12%	515	526	102%

Consolidated	14,448	13,713	735	5%	12,703	1,010	8%
Plaza fire expenses (reimbursements), net
Fisher Plaza	(3,363)	2,657	(6,020)	-227%	—	2,657	—

Consolidated	(3,363)	2,657	(6,020)	-227%	—	2,657	—
Gain on asset exchange, net
Television	(2,054)	(2,569)	515	20%	—	(2,569)	—

Consolidated	(2,054)	(2,569)	515	20%	—	(2,569)	—
Income (loss) from operations
Television	26,581	(1,335)	27,916	2091%	(61,276)	59,941	98%
Radio	3,228	2,377	851	36%	(4,562)	6,939	152%
Fisher Plaza	9,666	3,966	5,700	144%	5,472	(1,506)	-28%
Other	(14,010)	(11,482)	(2,528)	-22%	(11,713)	231	2%

Consolidated	25,465	(6,474)	31,939	493%	(72,079)	65,605	91%
Gain (loss) on extinguishment of senior notes, net	(160)	2,965	(3,125)	-105%	—	2,965	—
Other income, net	217	1,288	(1,071)	-83%	156,570	(155,282)	-99%
Interest expense	(9,954)	(11,677)	1,723	15%	(13,928)	2,251	16%

Income (loss) before income taxes	15,568	(13,898)	29,466	212%	70,563	(84,461)	-120%
Provision (benefit) for income taxes	5,822	(4,568)	10,390	227%	24,833	(29,401)	-118%

Income (loss) from continuing operations	9,746	(9,330)	19,076	204%	45,730	(55,060)	-120%
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(1,072)	1,072	100%

Net income (loss)	$9,746	$(9,330)	$19,076	204%	$44,658	$(53,988)	-121%

Revenue

Total revenue increased 32% in 2010 as compared to 2009, of which the majority was related to the increase in broadcasting advertising revenue. Broadcasting revenue increased primarily due to the robust political spending in California, Washington and Oregon and the continued economic recovery in our markets, which lead to improvements in some of our key sectors, including automotive and retail. We also experienced higher than normal political advertising revenue in 2010, in light of the recent United States Supreme Court decision in Citizens United v. FEC in which the Court struck down federal laws banning independent electoral and issue advocacy sponsored by nonprofit and for-profit corporations. Political spending was also positively affected by the competitive races and robust initiatives in our markets.

The following table sets forth our main types of revenue by segment for the years ended December 31, 2010, 2009 and 2008;

	Year Ended December 31,
	2010	% change	% total revenue	2009	% change	% total revenue	2008	% total revenue
Core advertising (local and national)	$90,227	16%	51%	$77,945	-17%	58%	$93,369	54%
Political	22,109	1037%	13%	1,945	-90%	1%	19,330	11%
Internet	3,496	105%	2%	1,705	-12%	1%	1,943	1%
Retransmission	12,451	49%	7%	8,361	173%	6%	3,059	2%
Trade, barter and other	8,114	12%	5%	7,245	15%	5%	6,300	4%

TV	136,397	40%	78%	97,201	-22%	73%	124,001	71%
Core advertising (local and national)	22,810	9%	13%	20,999	-37%	16%	33,314	19%
Political	1,155	297%	1%	291	-67%	0%	886	1%
Trade, barter and other	1,318	-15%	1%	1,543	-39%	1%	2,519	1%

Radio	25,283	11%	14%	22,833	-38%	17%	36,719	21%
Plaza	14,400	5%	8%	13,739	5%	10%	13,122	8%
Other	(154)	41%	0%	(109)	114%	0%	(51)	0%

Total Revenue	$175,926	32%	100%	$133,664	-23%	100%	$173,791	100%

Television.    Television revenue increased $39.2 million or 40% in 2010 as compared to 2009, primarily due to significant increases in local and national political advertising spending and continued improvement in some of our key sectors, including automotive, retail and professional services. Retransmission revenue increased $4.1 million or 49% in 2010 compared to 2009, the increase primarily related to the benefit of a full year of retransmission revenue from our agreement with DISH Network (“DISH”) as compared to a partial year in 2009 and our contractual rate increases under existing agreements.

Television revenue decreased $26.8 million or 22% in 2009 as compared to 2008, primarily due to sharp declines in local and political advertising spending, partially offset by an increase in national advertising and retransmission revenues. Local advertising revenues declined as a result of the broad economic recession and the absence of our stations from DISH in the first half of 2009 due to the expiration of our retransmission agreement with DISH in December 2008. Political advertising revenues declined as 2009 was a minor political year. National advertising revenues increased marginally from the prior year. Retransmission revenue increased $5.3 million, or 173%, in 2009 compared to 2008 as a result of our execution of new retransmission consent agreements with over 50 distribution partners in the fourth quarter of 2008 and during 2009. Additionally, on June 10, 2009, we executed a new multi-year retransmission agreement with DISH. Retransmission fees under the new DISH agreement began accruing as of the date of execution.

Revenues from our ABC-affiliated stations and our CBS-affiliated stations increased 43% and 31%, respectively, in 2010 as compared to 2009, due primarily to increases in local and national political advertising as well as a broader recovery in general advertising conditions, in particular within the retail and automotive categories. Retransmission revenue increased primarily due to the benefit of a full year of retransmission revenue under our DISH agreements and contractual rate increases under existing agreements.

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

Radio.    Radio revenue increased $2.5 million or 11% in 2010, as compared to 2009.The increase was primarily driven by higher national advertising and political spending.

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

Fisher Plaza.    Revenue increase at Fisher Plaza in 2010 compared to 2009 due primarily to an expansion of leased space for certain of our existing tenants, contractual rent increases, service fees and tenant reimbursements.

The revenue increase at Fisher Plaza in 2009 compared to 2008 was due primarily to an expansion of leased space for certain of our existing tenants and increased service fees and base rent for our current tenants.

Occupancy levels have remained generally consistent at Fisher Plaza over the past three years. Fisher Plaza occupancy was 96%, 97% and 97% for the years ended December 31, 2010, 2009 and 2008, respectively. Fisher entities occupied 41%, 43% and 43% of Fisher Plaza as of December 31, 2010, 2009 and 2008.

Direct operating costs

Direct operating costs are expenses required to produce and promote broadcast programming for our television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television.    The increase in direct operating costs of $3.8 million, or 8%, for the television segment in 2010 as compared to 2009 was primarily the result of an increase in our network programming costs, an increase in news rating services and an increase in our compensation costs. The increase in compensation costs was primarily due to increases in personal services contracts and union rates, state unemployment rates and employee benefits.

The decrease in direct operating costs of $2.3 million, or 4%, for the television segment in 2009 as compared to 2008 was primarily the result of a reduction in personnel and associated compensation costs and benefits, plus a reduction in promotional spending. The reduction in these costs was partially offset by an increase in our network programming costs as a result of the renewal of our ABC affiliation agreement.

Radio.    The increase of $1.0 million, or 12%, in direct operating costs at our radio segment for 2010 as compared to 2009 was primarily related to $571,000 of costs associated with the format change for our station, KVI and $240,000 for fees related to our LMA with South Sound.

The decrease of $2.5 million, or 22%, in direct operating costs at our radio segment for 2009 as compared to 2008 was primarily due to the termination of our Mariners broadcast agreement in 2008. The termination of this agreement resulted in reduced rights fees, as well as a reduction in personnel and promotional costs.

Fisher Plaza.    The increase in direct operating costs of $523,000, or 14%, at Fisher Plaza in 2010 as compared to 2009 was primarily due to a one-time expense for equipment removal costs and an increase in property taxes.

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

Selling, general and administrative expenses

Television.    The increase in selling, general and administrative expenses of $4.9 million, or 15%, in the television segment in 2010 as compared to 2009 was primarily due to higher sales commissions of $1.8 million based on increased local and national revenue and increased trade and barter advertising expense of $1.1 million.

The decrease in selling, general and administrative expenses of $7.4 million, or 19%, in the television segment in 2009 as compared to 2008 was due primarily to a decrease in commissions as a result of the decline in advertising revenue, and personnel reductions. In April 2008 we terminated national advertising representation agreements with contractual termination penalties. As a result we recorded approximately $5 million as a non-cash charge to selling, general and administrative expense and are amortizing the resulting deferred credit on a straight-line basis over the five-year term of the new contract.

Radio.    The increase in selling, general and administrative expenses of $425,000, or 4%, in the radio segment in 2010 compared to 2009 was primarily due to higher sales commissions of $344,000 corresponding to the increase in radio revenue.

The decrease in selling, general and administrative expenses of $6.0 million, or 36%, at our radio segment in 2009 compared to 2008 was due primarily to the termination of our Mariners broadcast agreement in 2008.

Fisher Plaza.    Total selling, general and administrative expenses at Fisher Plaza increased $267,000, or 66%, in 2010 as compared to 2009 due primarily to a loss on disposal of leasehold improvements due to the relocation of our corporate offices to consolidate our footprint in Fisher Plaza in early 2010.

Total selling, general and administrative expenses at Fisher Plaza decreased $410,000, or 50%, in 2009 as compared to 2008 due primarily to costs incurred to market Fisher Plaza to potential buyers during the summer of 2008. Similar costs were not incurred in 2009 as we stopped marketing the sale of Fisher Plaza in the fourth quarter of 2008.

Other.    Total selling, general and administrative expenses for the other category increased $1.9 million, or 23%, in 2010 as compared to 2009 due primarily to increases in compensation and incentive bonuses of $2.7 million and related benefits expenses partially offset by a decrease in various consulting, legal and other professional fees and a decrease in our supplemental retirement plan expenses resulting from an actuarial gain on the death benefit for certain life insurance and annuity contracts.

Total selling, general and administrative expenses for the other category decreased $902,000, or 10%, in 2009 as compared to 2008. The decrease was due primarily to a $1.0 million non-recurring non-cash charge we recognized in 2008 for the forfeiture of a non-refundable option payment related to our decision not to exercise an option to acquire additional television stations, offset by increases in legal and professional service fees.

Amortization of program rights

Television.    Amortization of program rights for the television segment increased in 2010 as compared to 2009 and in 2009 as compared to 2008, in both cases due primarily to the addition of new programs for broadcast on our KATU TV and KOMO TV stations.

Radio.    Amortization of program rights for the radio segment in 2008 was related to the agreement to broadcast Seattle Mariners baseball games. There was no amortization of program rights related to the Mariners Agreement in 2010 or 2009.

Impairment of goodwill and intangible assets

Based on our annual impairment analysis as of October 1, 2010, we determined that it was not necessary to record an impairment charge because the estimated fair value of each of our reporting units is greater than the carrying value. The individual carrying value of one reporting unit is within 10% of its estimated fair value. The aggregate carrying value of goodwill at this reporting unit was $5.1 million at December 31, 2010.

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

Plaza fire expenses (reimbursements), net

Plaza fire expenses (reimbursements), net for the year ended December 31, 2010 represent net insurance reimbursements of $3.4 million related to the Fisher Plaza fire. Plaza fire expenses (reimbursements), net for the year ended December 31, 2009 represent costs related to the Fisher Plaza fire, and were comprised of remediation costs of $3.7 million and loss of fixed assets destroyed by the fire of $1.5 million, offset by $2.5 million of insurance reimbursements We did not have these costs in 2008.

Gain on asset exchange, net

Gain on asset exchange, net was $2.1 million and $2.6 million for the years ended December 31, 2010 and December 31, 2009. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded. See Note 18 to our consolidated financial statements for additional information on the asset exchange with Sprint Nextel. We did not have these costs in 2008.

Depreciation and amortization

Depreciation for the television segment increased in 2010 as compared to 2009, due primarily to the fixed asset additions as a result of the Sprint Nextel asset exchange which occurred in 2010 and 2009.

Depreciation for the radio segment increased in 2010 as compared to 2009, due to a broadcast equipment upgrade during 2010.

Depreciation at Fisher Plaza increased in 2010 as compared to 2009, as a result of fixed asset replacement expenditures related to the electrical fire in July 2009 and the build out for the relocation of our corporate offices from the Plaza West building to the Plaza East building.

Depreciation for the television segment also increased in 2009 as compared to 2008, due primarily to the fixed asset additions as a result of the Sprint Nextel asset exchange. Depreciation for the radio segment decreased in 2009 as compared to 2008, due primarily to certain assets becoming fully depreciated. Depreciation at Fisher Plaza declined in 2009 as compared to 2008, due to the loss on disposal of fixed assets destroyed in the electrical fire during July 2009.

Gain on extinguishment of senior notes, net

During the year ended December 31, 2010, we repurchased $20.6 million aggregate principal amount of our senior notes for total consideration of $20.5 million in cash plus accrued interest of $312,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $317,000, of approximately $160,000.

During the year ended December 31, 2009, we repurchased $28.0 million aggregate principal amount of our senior notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. In 2010, this included interest income earned on our cash balances and other miscellaneous income. In 2009, this included interest income earned on our cash balances, income from the sale of a trademark and other miscellaneous income.

In 2008, other income, net, included a gain on the sale of marketable securities, dividends received on marketable securities and, to a lesser extent, interest and miscellaneous income received. The significant decrease in 2009 as compared to 2008 was due primarily to the June and July 2008 sales of our remaining 2.3 million shares of Safeco Corporation common stock, resulting in a pre-tax gain of $152.6 million.

Interest expense

Interest expense consists primarily of interest on our senior notes and amortization of loan fees. The decrease in interest expense in 2010 as compared to 2009 was due to our repurchase of $20.6 million aggregate principal amount of senior notes during the year ended December 31, 2010.

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

Provision (benefit) for federal and state income taxes

Our effective tax rate increased to 37.4% in 2010 as compared to 32.9% in 2009 due primarily to changes in the rate adjustment from our 2009 loss carry back and non-deductible expenses. Our effective tax rate was higher than the statutory rate of 35% for the same reasons discussed above. Our effective tax rate decreased to 32.9% in 2009 as compared to 35.2% in 2008 due primarily to changes in our state tax benefit.

Due to the uncertainty of our ability to generate sufficient state taxable income to realize our state deferred tax assets, we have established a 100% valuation allowance for these deferred tax assets consistent with prior years. As a result, our effective tax rate is not affected by changes in state income tax rates.

Income (loss) from discontinued operations, net of income taxes

The loss from discontinued operations in 2008 was related primarily to the operations of Pegasus News, Inc. (“Pegasus”). In addition, in December 2008 we sold Pegasus for a net after-tax loss of $21,000 and we recognized an after-tax loss of $171,000 in 2008 upon final settlement of a dispute related to the sale of 18 small-market radio stations in 2006.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our cash and cash equivalents and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

We expect cash flows from operations, cash, and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next 12 months. In the future, we may obtain a credit facility depending on market conditions and our current needs.

Capital Resources

Cash and Cash Equivalents.    Cash and cash equivalents were approximately $52.9 million as of December 31, 2010 compared to $44.0 million as of December 31, 2009. The increase in cash and cash equivalents of $9.0 million was due primarily to cash provided by operating activities of $39.7 million, offset by the repurchase of our senior notes of $20.5 million and purchases of property, plant and equipment of $10.0 million.

Senior Notes.    In 2004, we issued 8.625% senior notes due 2014 in the aggregate principal amount of $150 million. The senior notes are unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the senior notes is payable semiannually in arrears on March 15 and September 15 of each year. The maturity date of the senior notes is September 15, 2014. We are subject to various debt covenants and other restrictions, the violation of which could require repayment of outstanding borrowings and affect our credit rating and access to other financing. See Note 8 to our consolidated financial statements. We were in compliance with the debt covenant requirements at December 31, 2010 and 2009.

In 2010, we repurchased $20.6 million aggregate principal amount of the senior notes for total consideration of $20.5 million in cash plus accrued interest of $312,000. A loss of approximately $160,000 was recorded in 2010 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $317,000. As of December 31, 2010, we had $101.4 million aggregate principal amount of the senior notes outstanding.

In 2009, we repurchased $28.0 million aggregate principal amount of the senior notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain of $3.0 million was recorded in 2009 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $557,000.

Our senior notes indenture contains covenants that limit our ability to pay dividends or make other distributions on, redeem or repurchase capital stock, and other restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis.

Operating activities

Net cash provided by operating activities in 2010 of $39.7 million consists of our net income of $9.7 million, adjusted by non-cash charges of $30.1 million which primarily consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets and the loss on extinguishment of senior notes and an $11.9 million increase in working capital, offset by $12.0 million of payments for broadcast rights.

Net cash used in operating activities in 2009 of $10.2 million consisted of a net loss of $9.3 million, adjusted by non-cash charges of $27.4 million which consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets and the gain on extinguishment of senior notes, offset by $18.3 million used in working capital and $10.0 million of payments for broadcast rights.

Net cash used in operating activities in 2008 of $29.2 million consisted of net income of $44.7 million, adjusted by non-cash charges of $53.3 million which included loss impairment of goodwill, intangible assets and equity investment, gain on sale of Safeco shares, depreciation and amortization, amortization of broadcast rights and stock-based compensation offset by $2.4 million used in working capital and $18.2 million of payment of broadcast rights.

Investing activities

Net cash used in investing activities during 2010 was $10.0 million compared to net cash provided by investing activities during 2009 of $46.9 million and net cash provided by investing activities of $85.4 million in 2008. During 2010, cash flows related to investing activities consisted primarily of purchases of property, plant and equipment of $10.0 million.

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

Financing activities

Net cash used in financing activities in 2010 was $20.7 million primarily due the retirement of $20.6 million aggregate principal amount of our senior notes for total consideration of $20.5 million in cash. Net cash used in financing in 2009 was $24.6 million primarily due to the retirement of $28.0 aggregate principal amount of our senior notes for total consideration of $24.4 million in cash. Net cash used in financing in 2008 was $30.8 million due primarily to the special cash dividend payment to shareholders in August 2008.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2010 (in thousands):

	Debt Maturities	Interest Payments	Broadcast Rights	Other Obligations	Lease Obligations	Total
2011	$—	$8,749	$5,501	$1,485	$1,439	$17,174
2012	—	8,749	11,301	375	1,020	21,445
2013	—	8,749	9,834	—	818	19,401
2014	101,440	8,749	6,198	—	488	116,875
2015	—	—	15	—	218	233
Thereafter	—	—	—	—	587	587

	$101,440	$34,996	$32,849	$1,860	$4,570	$175,715

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

In the ordinary course of our broadcasting business, we enter into personal services contracts (the “PSCs”) with many of our station-level employees. Our aggregate contractual obligation under such existing PSCs as of December 31, 2010 is approximately $14.2 million and have expirations ranging from 2011 through 2015.

We currently expect to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as cash and cash equivalents. However, we may in the future be required to finance these commitments through the use of bank borrowings or the issuance of debt and/or equity securities.

Description of Indebtedness

As of December 31, 2010, we had $101.4 million aggregate principal amount of our senior notes outstanding. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the senior notes is payable semiannually in arrears on March 15 and September 15 of each year. The maturity date for our senior notes is September 15, 2014.

The indenture governing our senior notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding senior notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with all debt covenant requirements at December 31, 2010.

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the senior notes and affect our credit rating and access to other financing.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update was effective January 1, 2010. Based on the updated authoritative guidance discussed above, we determined it was appropriate to consolidate our investment in Southwest Oregon Broadcasting Corporation. We own 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which we serve as the manager. The consolidation of this equity investment did not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our consolidated financial instruments represents the potential loss arising from adverse changes in financial rates. We are currently exposed to market risk in the areas of interest rates. This exposure is directly related to our normal funding activities.

Interest Rate Exposure

The aggregate principal amount of our 8.625% senior notes due 2014 is at a fixed rate. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2010, our fixed-rate debt totaled $101.4 million. The estimated fair value of our long-term debt at December 31, 2010 was approximately $104.2 million, which was approximately $2.8 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2010, amounted to approximately $2.7 million. Fair market values are determined based on market quotes by brokers. For fixed-rate debt, interest rate changes do not impact book value, operations, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statement and related schedules listed in the index set forth in Item 15 in this report are filed as part of this report and are incorporated herein by reference.

Quarterly financial information for 2010 and 2009 is included in Note 20 to our consolidated financial statements and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended December 31, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal year ended December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2010, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

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

The information required by this Item will be contained in the sections entitled “Information With Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Regarding the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011, and is incorporated herein by reference.

We have a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller, general managers, station managers and business managers. The Code of Ethics is available on our website at www.fsci.com under the section heading “Investor Information—Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of our Code of Ethics by posting such information at this location on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “2010 Grants of Plan-Based Awards Table,” “2010 Outstanding Equity Awards at Fiscal-Year End Table,” “2010 Option Exercises and Stock Vested Table,” “Potential Payments upon Termination of Employment or Change of Control,” “Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans,” “2010 Non-Employee Director Compensation” and “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

The Company maintains three incentive plans: (i) the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), (ii) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (iii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1995 Plan and the 2001 Plan, the “Plans”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2010, options and rights for 96,172 shares, net of forfeitures, had been issued under the 1995 Plan. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2010, awards, options and rights for 344,497 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2010, awards, options and rights for 242,526 shares had been issued, net of forfeitures, from the 2008 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	418,123	(1)	$22.24	(2)	357,474	(3)(4)
Equity compensation plans not approved by security holders	—		—		—

Total	418,123	(1)	$22.24	(2)	357,474	(3)(4)

(1)	Includes 275,420 shares subject to outstanding stock options and 142,703 outstanding restricted stock rights under the 2001 Plan, the 1995 Plan and the 2008 Plan.
(2)	Includes restricted stock rights, which have no exercise price. The weighted-average exercise excluding the restricted stock rights is $33.76.
(3)	Represents shares available under the 2008 Plan. In addition to stock options, the 2008 Plan permits the granting of stock appreciation rights, stock awards, restricted stock, restricted stock rights, stock units, performance shares, performance units and other stock or cash-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2008 Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.
(4)	As of December 31, 2010, each non-employee director received 25% of his or her annual retainer in the form of a fully vested stock award under the 2008 Plan for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading day of each quarter. As of December 31, 2010, non-employee directors also were permitted to elect to receive all or any portion of their remaining annual retainer, committee chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award under the 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the sections entitled “Transactions with Related Persons,” “Review, Approval or Ratification of Transactions with Related Persons,” “Information With Respect to Nominees and Directors Whose Terms Continue,” “Director Independence” and “Information Regarding the Board of Directors and its Committees” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011, and is incorporated herein by reference.

Important Additional Information

In connection with its 2011 Annual Meeting of Stockholders, the Company will file a proxy statement and other documents regarding the 2011 Annual Meeting with the Securities and Exchange Commission and will mail the definitive proxy statement and a proxy card to each shareholder of record entitled to vote at the 2011 Annual Meeting. SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. When they are available, the proxy statement and other documents relating to the 2011 Annual Meeting can be obtained free of charge from the SEC’s website at http://www.sec.gov. These documents can also be obtained free of charge from the Company at its website, www.fsci.com, under: Investor Information – SEC Filings.

The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies in connection with the 2011 Annual Meeting. INFORMATION REGARDING THE INTERESTS OF THE DIRECTORS AND EXECUTIVE OFFICERS IS SET FORTH HEREIN AND IN THE COMPANY’S PROXY STATEMENT RELATING TO ITS 2010 ANNUAL MEETING OF SHAREHOLDERS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 7, 2010.

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 8, 2011

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per-share amounts)	2010	2009	2008
Revenue	$175,926	$133,664	$173,791

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of program rights)	70,929	65,111	69,810
Selling, general and administrative expenses	58,624	51,170	65,859
Impairment of goodwill and intangible assets	—	—	76,742
Impairment of investment in equity investee	—	—	1,468
Amortization of program rights	11,877	10,056	19,288
Depreciation and amortization	14,448	13,713	12,703
Plaza fire expenses (reimbursements), net	(3,363)	2,657	—
Gain on asset exchange, net	(2,054)	(2,569)	—

Total operating expenses	150,461	140,138	245,870

Income (loss) from operations	25,465	(6,474)	(72,079)
Gain (loss) on extinguishment of senior notes, net	(160)	2,965	—
Other income, net	217	1,288	156,570
Interest expense	(9,954)	(11,677)	(13,928)

Income (loss) before income taxes	15,568	(13,898)	70,563
Provision (benefit) for income taxes	5,822	(4,568)	24,833

Income (loss) from continuing operations	9,746	(9,330)	45,730
Income (loss) from discontinued operations, net of income taxes	—	—	(1,072)

Net income (loss)	$9,746	$(9,330)	$44,658

Net income (loss) per share:
From continuing operations	$1.11	$(1.06)	$5.23
From discontinued operations	—	—	(0.12)

Net income (loss) per share	$1.11	$(1.06)	$5.11

Net income (loss) per share assuming dilution:
From continuing operations	$1.10	$(1.06)	$5.23
From discontinued operations	—	—	(0.12)

Net income (loss) per share	$1.10	$(1.06)	$5.11

Weighted average shares outstanding	8,796	8,776	8,732

Weighted average shares outstanding assuming dilution	8,843	8,776	8,735

Dividends declared per share	$—	$—	$3.50

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per-share amounts)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$52,945	$43,982
Receivables, net	30,807	28,070
Income taxes receivable	1,353	11,746
Deferred income taxes, net	1,649	3,813
Prepaid expenses and other	2,863	4,460
Cash surrender value of annuity contracts	2,397	2,626
Television broadcast rights	7,855	7,919

Total current assets	99,869	102,616
Cash surrender value of life insurance and annuity contracts	16,499	15,711
Goodwill, net	13,293	13,293
Intangible assets, net	40,543	40,779
Deferred financing fees and other	7,376	7,590
Deferred income taxes, net	—	2,297
Property, plant and equipment, net	143,312	148,824

Total Assets	$320,892	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,044	$3,148
Accrued payroll and related benefits	7,896	4,445
Interest payable	2,552	3,158
Television broadcast rights payable	7,849	7,987
Current portion of accrued retirement benefits	1,117	1,100
Other current liabilities	4,388	6,251

Total current liabilities	27,846	26,089
Long-term debt	101,440	122,050
Accrued retirement benefits	18,982	18,023
Deferred income taxes, net	417	—
Other liabilities	6,981	9,476

Total liabilities	155,666	175,638

Commitments and Contingencies (Note 14)	—	—

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,790,399 and 8,762,383 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	10,988	10,953
Capital in excess of par	13,273	12,086
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,176)	(1,525)
Prior service cost	(100)	(139)
Retained earnings	143,241	134,097

Total Stockholders’ Equity	165,226	155,472

Total Liabilities and Stockholders’ Equity	$320,892	$331,110

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances, December 31, 2007	8,725,516	$10,907	$10,220	$80,679	$129,455	$231,261
Net income	—	—	—	—	44,658	44,658
Cash dividends paid	—	—	—	—	(30,686)	(30,686)
Other comprehensive loss	—	—	—	(83,560)	—	(83,560)
Stock-based compensation	—	—	918	—	—	918
Issuance of common stock under awards, rights and options and related tax benefit	11,765	15	2	—	—	17

Balances, December 31, 2008	8,737,281	10,922	11,140	(2,881)	143,427	162,608
Net loss	—	—	—	—	(9,330)	(9,330)
Other comprehensive income	—	—	—	1,217	—	1,217
Stock-based compensation	—	—	1,015	—	—	1,015
Issuance of common stock under awards, rights and options and related tax benefit	25,102	31	(69)	—	—	(38)

Balances, December 31, 2009	8,762,383	10,953	12,086	(1,664)	134,097	155,472
Cumulative adjustment due to consolidation of equity investee, net of taxes	—	—	—	—	(602)	(602)
Net income	—	—	—	—	9,746	9,746
Other comprehensive loss	—	—	—	(612)	—	(612)
Stock-based compensation	—	—	1,342	—	—	1,342
Issuance of common stock under awards, rights and options and related tax benefit	28,016	35	(155)	—	—	(120)

Balances, December 31, 2010	8,790,399	$10,988	$13,273	$(2,276)	$143,241	$165,226

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$9,746	$(9,330)	$44,658
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,448	13,713	12,786
Deferred income taxes	4,933	7,190	(15,318)
Amortization of deferred financing fees	407	469	782
Amortization of program rights	11,877	10,056	19,288
Payments for broadcast rights	(11,963)	(10,038)	(18,154)
Gain on exchange of assets, net	(2,054)	(2,569)	—
(Gain) loss on extinguishment of senior notes, net	160	(2,965)	—
Gain on sale of marketable securities	—	—	(152,610)
Loss on disposal of fixed assets destroyed in Plaza fire	—	1,482	—
Loss on disposal of fixed assets, net	284	558	—
Impairment of goodwill and intangible assets	—	—	76,742
Impairment of investment in equity investee	—	—	1,468
Net non-cash contract termination fee	—	—	4,990
Amortization of non-cash contract termination fee	(1,461)	(1,461)	(1,264)
Amortization of short-term investment discount	—	(303)	(789)
Loss in operations of equity investees	86	133	(134)
Stock-based compensation	1,342	1,015	918
Other	—	205	(179)
Change in operating assets and liabilities, net
Receivables	(2,964)	(2,026)	4,399
Prepaid expenses and other	2,023	(2,260)	1,481
Cash surrender value of life insurance and annuity contracts	(962)	(912)	(616)
Other assets	(48)	(19)	698
Accounts payable, accrued payroll and related benefits and other current liabilities	4,170	(2,259)	(1,921)
Interest payable	(606)	(615)	—
Income taxes receivable and payable	10,571	(8,983)	(6,722)
Accrued retirement benefits	365	(511)	911
Other liabilities	(686)	(759)	(643)

Net cash provided by (used in) operating activities	39,668	(10,189)	(29,229)

Investing activities
Purchase of marketable securities	—	—	(104)
Proceeds from sale of marketable securities and short-term investments	—	60,000	153,513
Purchase of short-term investments	—	—	(58,909)
Restricted cash	—	—	52,365
Investment in equity investee	(48)	—	—
Net cash in consolidation of equity investee	75	—	—
Purchase of television stations	—	—	(52,365)
Proceeds from sale of online news service	—	—	1,460
Purchase of intangible assets	—	—	(285)
Purchase of investment in DataSphere	—	(1,500)	—
Purchase of property, plant and equipment	(9,990)	(11,581)	(10,291)

Net cash provided by (used in) investing activities	(9,963)	46,919	85,384

Financing activities
Borrowings under borrowing agreements	—	—	21,000
Payments on borrowing agreements	—	—	(21,000)
Repurchase of senior notes	(20,453)	(24,428)	—
Shares settled upon vesting of stock rights	(121)	—	—
Payment of capital lease obligations	(168)	(155)	(144)
Cash dividends paid	—	—	(30,686)

Net cash used in financing activities	(20,742)	(24,583)	(30,830)

Net increase in cash and cash equivalents	8,963	12,147	25,325
Cash and cash equivalents, beginning of period	43,982	31,835	6,510

Cash and cash equivalents, end of period	$52,945	$43,982	$31,835

Supplemental disclosures:
Cash paid (received) for income taxes, net	$(10,013)	$(2,173)	$45,978
Cash paid for interest	$10,089	$11,716	$13,281

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$9,746	$(9,330)	$44,658

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	242	24,953
Effect of income taxes	—	(85)	(8,733)
Accumulated income (loss)	(1,001)	1,569	(903)
Effect of income taxes	350	(548)	316
Prior service cost	60	60	4
Effect of income taxes	(21)	(21)	(1)
Reclassification adjustment for gains included in net income (loss)	—	—	(152,610)
Effect of income taxes	—	—	53,414

Other comprehensive income (loss)	(612)	1,217	(83,560)

Comprehensive income (loss)	$9,134	$(8,113)	$(38,902)

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

Principles of consolidation.    The consolidated financial statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting operations are conducted through Fisher Broadcasting Company. Fisher Media Services Company operates Fisher Plaza. All material intercompany balances and transactions have been eliminated.

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

Marketable securities.    Marketable securities consisted primarily of shares of Safeco Corporation common stock, valued at the closing per-share sale price on the specific-identification basis as reported on the New York Stock Exchange and investments held under deferred compensation arrangements. The Company sold all of its remaining shares of Safeco Corporation common stock in 2008 (see Note 3). The Company classified its investments in marketable securities as available-for-sale and those investments were reported at fair market value. Unrealized gains and losses are a separate component of stockholders’ equity, net of any related income tax effect. Dividends received of approximately $2.1 million are included in other income, net during the year ended December 31, 2008.

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

Investments in equity investees.    Investments in equity investees represent investments in entities for which the Company does not have controlling interest, but has significant influence. Such investments are accounted for using the equity method of accounting. An impairment on the investment in equity investee is recognized if the decline in value is other than temporary.

Goodwill and indefinite-lived intangible assets.    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and, if considered appropriate, obtains appraisals from appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of pre-acquisition due diligence, including appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests for the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or whenever events indicate that an impairment may exist.

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

In 2011, as part of its ongoing review of property, plant and equipment asset lives the Company determined that the asset lives of certain of its machinery and equipment categories should be increased, the increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate and the Company will adjust the remaining lives of existing assets effective January 1, 2011 and as a result the Company expects that future depreciation will be lower than in the prior periods.

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

Fair value of financial instruments.    The carrying amount of cash and cash equivalents, receivables, marketable securities, accounts payable and television and radio broadcast rights asset and payable approximate fair value due to their short maturities.

The estimated fair value of the Company’s long-term debt at December 31, 2010 and 2009 was $104.2 million and $117.2 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt.

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

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of approximately $1.0 million and $1.1 million at December 31, 2010 and 2009, respectively, is measured using Level 1 inputs.

Deferred financing costs.    The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements. Such costs associated with the senior notes issued in 2004 are amortized over the ten year life of the senior notes.

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

Advertising.    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense totaled approximately $2.4 million, $2.0 million and $3.1 million in 2010, 2009 and 2008, respectively.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income, a full valuation allowance has been established on the Company’s state deferred tax assets consistent with prior years. At December 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

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

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$9,746	$(9,330)	$44,658

Weighted average shares outstanding—basic	8,796	8,776	8,732
Weighted effect of dilutive options and rights	47	—	3

Weighted average shares outstanding assuming dilution	8,843	8,776	8,735

Net income (loss) per share applicable to common shareholders—basic	$1.11	$(1.06)	$5.11

Net income (loss) per share applicable to common shareholders assuming dilution	$1.10	$(1.06)	$5.11

The effect of 129,391 restricted stock rights and options to purchase 275,420 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2010 because such options and rights were anti-dilutive. The effect of 74,708 restricted stock rights and options to purchase 254,021 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2009 because such options and rights were anti-dilutive. The effect of 12,528 restricted stock rights and options to purchase 249,757 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2008 because such options and rights were anti-dilutive.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update was effective January 1, 2010. Based on the updated authoritative guidance discussed above, the Company determined that it was appropriate to consolidate its investment in Southwest Oregon Broadcasting Corporation. The Company owns 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which the Company serves as the manager. The consolidation of this equity investment did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2010 the impact of this consolidation was a $602,000 charge to beginning retained earnings.

NOTE 2

Discontinued Operations

On October 31, 2006, the Company completed the sale of 18 small market radio stations located in Montana and Eastern Washington for $26.1 million. The Company received $24.4 million in cash, and $1.6 million was placed in escrow with respect to certain standard representations and warranties made by the Company. In 2006, the Company included the escrowed amount in the calculation of the gain on sale of the radio stations due to the Company’s assessment that no liabilities would arise under the indemnification provisions of the agreement. In 2008, the Company recorded a charge of $263,000 ($171,000 net of tax) for the settlement amount rendered upon final resolution of claims made by the buyer against the escrow amount, which is included in loss from discontinued operations. Of the $24.4 million in cash received, $18.0 million was deposited directly with a Qualified Intermediary (“QI”) in order to facilitate a tax deferred exchange under Internal Revenue Code Section 1031. The sale of one additional Montana station to the same buyer closed on June 1, 2007 for $3.0 million.

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

Operational data for Pegasus included in discontinued operations is summarized as follows (in thousands):

Year Ended December 31, 2008
Revenue	$216
Loss from discontinued operations:
Discontinued operating activities	(1,351)
Loss on sale	(33)

(1,384)
Income tax effect	483

Loss from discontinued operations	$(901)

NOTE 3

Sale of Safeco Corporation Common Stock

In June and July 2008, the Company sold its remaining 2.3 million shares of Safeco Corporation common stock. The shares were sold at an average price of $66.65 per share, resulting in pre-tax net proceeds to the Company of $153.4 million. The book basis of the shares sold totaled $782,000, resulting in a pre-tax gain on sale of $152.6 million, which is included in other income, net for 2008.

NOTE 4

Trade and Barter Transactions

Trade transactions represent the exchange of commercial air time for products or services, while barter transactions represent the exchange of commercial air time for programming. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast; expenses are reported when products or services are utilized or when programming airs. Trade and barter revenue totaled approximately $5.6 million, $4.6 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Trade and barter expense totaled approximately $5.7 million, $4.8 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5

Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2010	2009

Accounts receivables	$31,790	$28,428
Other receivables	134	951

	31,924	29,379
Less: allowance for doubtful accounts	(1,117)	(1,309)

Total receivables, net	$30,807	$28,070

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

NOTE 6

Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(732)	2,828	3,560	(496)	3,064

Total intangible assets	$41,275	$(732)	$40,543	$41,275	$(496)	$40,779

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the years ended December 31, 2010, 2009 and 2008 was $236,000, $236,000 and $328,000 ($68,000 of which is included in discontinued operations), respectively.

The following table presents the Company’s estimate of amortization expense for each of the next five years and thereafter for intangible assets subject to amortization recorded on its books as of December 31, 2010 (in thousands):

Year ending December 31,
2011	$236
2012	236
2013	236
2014	236
2015	236
Thereafter	1,648

$2,828

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	December 31,
	2010	2009
Beginning balance	$51,709	$51,709
Accumulated impairment losses	(38,416)	(38,416)

Ending balance	$13,293	$13,293

The change in the carrying amount of intangible assets for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	December 31,
	2010	2009
Beginning balance	$40,779	$41,015
Amortization	(236)	(236)

Ending balance	$40,543	$40,779

The Company is required to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company performs its annual impairment measurement test on October 1st. The Company has determined that the impairment test should be conducted at the operating segment level (which is at a reporting unit level), which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. Based on the impairment analyses the Company performed in 2010 and 2009, no impairment charges were recorded.

The Company tested its FCC licenses and goodwill for impairment at December 31, 2008, between the annual impairment tests, because the Company believed events had occurred and circumstances changed that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts and that the Company’s FCC licenses might be impaired. These events included: (a) the decline in the price of the Company’s common stock as of December 31, 2008; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at the Company’s radio and television stations. As a result, the Company recorded an impairment charge of $76.7 million during the fourth quarter of 2008 that included an impairment to the carrying values of FCC licenses of $38.0 million, related to five of the Company’s television stations and two of the Company’s radio stations; an impairment to the carrying value of a network affiliation agreement of $340,000, related to one of the Company’s television stations; and an impairment to the carrying values of goodwill of $38.4 million, related to six reporting units consisting of eleven of the Company’s television stations and five of the Company’s radio stations.

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

As noted above, the Company is required to test its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if future economic trends negatively impact our operations, it is possible that the Company may need to record additional impairments in the future.

NOTE 7

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Building and improvements	$138,858	$136,837
Machinery and equipment	126,945	123,952
Land and improvements	8,340	8,309

	274,143	269,098
Less: accumulated depreciation	(130,831)	(120,274)

	$143,312	$148,824

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (see Note 14). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1.3 million recorded under this capital lease, offset by deferred gain of $347,000 at December 31, 2010. Accumulated depreciation associated with the capital lease asset totals $595,000 at December 31, 2010.

Property, plant and equipment includes property leased to third parties. Property held for lease to third parties as of December 31, 2010, consists of buildings and improvements of $125.3 million, machinery and equipment of $21.8 million and land and improvements of $4.4 million, less accumulated depreciation of $45.2 million. The Company receives rental income principally from the lease of data center, office and retail space under leases and agreements, which expire at various dates through 2023. These leases and agreements are accounted for as operating leases. Minimum future rental income from leases and agreements in effect at December 31, 2010 are as follows (in thousands):

Year	Rental Income
2011	$4,576
2012	4,369
2013	4,059
2014	3,861
2015	3,235
Thereafter	15,591

$35,691

The Company did not capitalize any interest expense in 2010, 2009 or 2008.

NOTE 8

Long-Term Debt

In 2004, the Company issued $150.0 million of 8.625% senior notes due in 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company (see Note 21). Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005. As of December 31, 2010, the total principal amount of outstanding senior notes was $101.4 million

The Company may redeem all or a part of the senior notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the 12-month period beginning on September 15 of the years indicated below:

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

Total transaction costs of $5.5 million were capitalized. The capitalized balances are amortized to interest expense using the effective interest method over ten years.

NOTE 9

Television Broadcast Rights and Other Broadcast Commitments

The Company acquires television broadcast rights. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

Television broadcast rights acquired under contractual arrangements were $11.9 million and $11.8 million in 2010 and 2009, respectively. At December 31, 2010, the Company had commitments under license agreements amounting to $32.8 million for future rights to broadcast television programs and network affiliate agreements through 2014. The Company also has rights to sell available advertising time for third party radio stations. Commitments for these rights were approximately $1.4 million through 2012.

NOTE 10

Stockholders’ Equity

The Company maintains three incentive plans: (i) the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), (ii) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (iii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1995 Plan and the 2001 Plan, the “Plans”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2010, options and rights for 96,172 shares, net of forfeitures, had been issued under the 1995 Plan. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2010, awards, options and rights for 344,497 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights may be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2010, awards, options and rights for 242,526 shares had been issued, net of forfeitures, from the 2008 Plan.

Stock options.    The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The outstanding options generally vest over four or five years and generally expire ten years from the date of grant. Non-cash compensation expense of $485,000 ($315,000 after-tax), $394,000 ($256,000 after-tax) and $453,000 ($295,000 after-tax) related to the options was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted stock rights.    The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock. The outstanding rights generally vest over four or five years and expire upon termination of employment. Non-cash compensation expense of $690,000 ($448,000 after-tax), $429,000 ($279,000 after-tax) and $264,000 ($171,000 after-tax) related to the rights was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

Stock awards.    The Company’s non-employee directors receive 25% of their annual retainer in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. Non-employee directors are permitted to elect to receive all or any portion of their remaining annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award.

In 2010, 9,731 shares of common stock were issued to non-employee directors associated with compensation earned in 2010. In 2009, 14,536 shares of common stock were issued to non-employee directors associated with compensation earned in 2009. In 2008, 4,243 shares of common stock were issued to non-employee directors associated with compensation earned in the first, second and third quarters of 2008, while 2,579 shares were issued in January 2009 associated with director compensation earned in the fourth quarter of 2008. Non-cash compensation expense of $167,000 ($109,000 after-tax), $193,000 ($125,000 after-tax) and $201,000 ($131,000 after-tax) related to the awards was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2010	2009	2008
Assumptions:
Weighted average risk-free interest rate	2.22%	1.90%	2.80%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	56.43%	42.00%	24.10%
Expected life of options	5.4 years	5.3 years	6.0 years
Weighted average fair value per share at date of grant	$8.19	$3.58	$9.17

Stock-based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits.

Stock-based compensation expense related to stock-based awards during the years ended December 31, 2010, 2009 and 2008 totaled approximately $1.3 million, $1.0 million and $918,000, respectively, which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As of December 2010 and 2009, the Company had approximately $2.7 million and $2.2 million, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.5 years and 6.0 years for restricted stock rights and options, respectively.

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2007	199,505	$49.52			17,120	$44.73
Options and stock rights granted	100,621	31.07			25,483	30.56
Options exercised/stock rights vested	—	—			(3,530)	44.49
Options expired	(25,830)	37.29			—
Options and stock rights forfeited	(13,860)	61.31			(7,070)	37.38

Outstanding at December 31, 2008	260,436	$42.98	6.42	—	32,003	$35.28

Options and stock rights granted	30,650	9.08			72,200	8.25
Options exercised/stock rights vested	—	—			(7,787)	12.61
Options expired	(37,065)	57.14			—	—
Options and stock rights forfeited	—	—			—	—

Outstanding at December 31, 2009	254,021	36.83	6.66	$232,065	96,416	14.84

Options and stock rights granted	41,950	15.82			89,550	15.54
Options exercised/stock rights vested	—	—			(25,815)	16.54
Options expired	(6,500)	59.88			—	—
Options and stock rights forfeited	(14,051)	23.59			(17,448)	14.51

Outstanding at December 31, 2010	275,420	$33.76	6.01	$577,352	142,703	$14.96

Exercisable at December 31, 2010	156,934	$41.14	4.61	$97,802	—	$—

The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for those options that have an exercise price below the $21.80 closing market price of the Company’s common stock at December 31, 2010.

No options were exercised in 2008, 2009 and 2010. During 2010, 25,815 restricted stock rights vested with a total fair value of $406,000. During 2009, 7,787 restricted stock rights vested with a total fair value of $95,000. During 2008, 3,530 restricted stock rights vested with a total fair value of $192,000.

NOTE 11

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current tax expense (benefit)
Continuing operations	$623	$(11,190)	$39,429

Deferred tax expense (benefit)
Continuing operations	5,199	6,622	(14,596)
Discontinued operations	—	—	(575)

	5,199	6,622	(15,171)

Total	$5,822	$(4,568)	$24,258

Income tax expense (benefit) is allocated as follows:
Continuing operations	$5,822	$(4,568)	$24,833
Discontinued operations	—	—	(575)

	$5,822	$(4,568)	$24,258

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Normal expense computed at 35% of pretax income	$5,449	$(4,864)	$24,697
Dividends received deduction	—	—	(516)
State taxes, net of federal tax benefit	69	23	(1,390)
Change in state tax valuation allowance	(54)	11	2,406
Pension death and disability benefits, and increases in pension values	(150)	(139)	(182)
Non-deductible expenses	294	230	274
Other	214	171	(456)

	$5,822	$(4,568)	$24,833

Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2010	2009
Assets
Accrued employee benefits	$6,654	$6,735
Goodwill and intangible assets	6,065	10,155
Allowance for doubtful accounts	405	480
Net operating loss carryforwards	1,567	1,345
Contract termination charge	1,250	1,786
Stock-based compensation	1,014	745
Deferred income	2,431	2,284
Plaza fire expenses, net	—	1,560
Other	607	584

	19,993	25,674

Liabilities
Appreciation on annuity contracts	(2,546)	(2,395)
Extinguishment of senior notes	(1,087)	(1,291)
Property, plant and equipment	(12,313)	(13,018)
Prepaid insurance	(477)	(506)
Other	(169)	(161)

	(16,592)	(17,371)

Valuation allowance	(2,169)	(2,193)

Net	$1,232	$6,110

Current asset, net	1,649	3,813
Noncurrent asset (liability), net	(417)	2,297

	$1,232	$6,110

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income a full valuation allowance has been established on the Company’s deferred state tax assets consistent with prior years. As of December 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

Due to the uncertainty of the Company’s ability to generate sufficient state taxable income to realize its deferred state tax assets, a valuation allowance has been established for financial reporting purposes. The valuation allowance was $2.2 million at December 31, 2010 and 2009. The Company has state net operating losses expiring in 2010 through 2030.

The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS is currently conducting a field examination of the Company’s 2008 and 2009 U.S. tax returns. The State of California and the State of Oregon have also notified us that they will be conducting an examination of the Company’s 2007 and 2008 state tax returns.

The IRS completed its field examination of the Company’s 2006 and 2007 U.S. tax returns in June 2009 and the Company paid $856,000 associated with the acceleration of certain deferred tax liabilities, as well as $31,000 in interest.

The IRS completed a field examination of the Company’s 2003, 2004 and 2005 U.S. tax returns during March 2008.

The Company recognizes tax expense related to agreed-upon tax adjustments currently as part of its income tax provision. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. A net reduction in interest expense of $135,000 was recognized for the year ended December 31, 2008 as a result of the final settlement of the IRS examination of the Company’s 1999 – 2005 income tax returns.

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

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

	Year Ended December 31,
	2010	2009
Projected benefit obligation, beginning of year	$18,769	$20,304
Interest cost	1,017	1,084
Assumption changes	716	(144)
Actuarial (gain) loss	240	(1,311)
Benefit payments	(1,039)	(1,164)

Projected benefit obligation, end of year	$19,703	$18,769

Unfunded status	$19,703	$18,769
Accumulated loss	(3,513)	(2,596)

Net amount recognized	$16,190	$16,173

Amounts recognized in consolidated balance sheets consist of (in thousands):

	December 31,
	2010	2009
Accrued pension liability	$19,703	$18,769
Accumulated other comprehensive loss	(3,513)	(2,596)

Net amount recognized	$16,190	$16,173

Assumptions used to determine pension obligations are as follows:
Discount rate	5.22%	5.57%
Rate of compensation increase	N/A	N/A

In selecting the discount rate, the Company’s policy is to refer to yields available on high-quality, long-term U.S. corporate bonds on the measurement date of December 31, and is intended to reflect prevailing market conditions. At December 31, 2010 and 2009, the Company has estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest cost	$1,017	$1,084	$1,099
Amortization of loss	39	113	60

Net periodic pension cost	$1,056	$1,197	$1,159

The discount rate used to determine net periodic benefit cost at December 31, 2010, 2009 and 2008 was 5.57%, 5.50% and 5.88%, respectively.

The accumulated benefit obligation of the Company’s supplemental retirement program was $19.7 million and $18.8 million as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was approximately $404,000 and $367,000 as of December 31, 2010 and 2009, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

	Supplemental Retirement Program	Postretirement Health Insurance Program
2011	1,037	80
2012	1,198	87
2013	1,251	59
2014	1,240	63
2015	1,413	67
Next 5 years	7,364	105

	$13,503	$461

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. Employer contributions to the plan were $0, $0 and $818,000 in 2010, 2009 and 2008, respectively.

NOTE 13

Segment Information

The Company reports financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned station) and internet business, and excludes the operations of Pegasus, which are reported as discontinued operations. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and five radio stations in Montana. Corporate expenses are allocated to the television and radio segments based on a pro-rata basis. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants. The other segment includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

Operating results and other financial data for each segment are as follows (in thousands):

Revenue

	Year Ended December 31,
	2010	2009	2008
Television	$136,397	$97,201	$124,001
Radio	25,283	22,833	36,719
Fisher Plaza	14,400	13,739	13,122
Other	(154)	(109)	(51)

	$175,926	$133,664	$173,791

Inter-segment sales amounted to $154,000, $109,000 and $51,000 during the years ended December 31, 2010, 2009 and 2008, respectively, related primarily to sales between our television and radio stations.

Depreciation and amortization

	Year Ended December 31,
	2010	2009	2008
Television	$9,136	$8,862	$8,053
Radio	932	791	1,018
Fisher Plaza	3,210	3,019	3,117
Other	1,170	1,041	515

	$14,448	$13,713	$12,703

Income (loss) from continuing operations

	Year Ended December 31,
	2010	2009	2008
Television	$26,581	$(1,335)	$(61,276)
Radio	3,228	2,377	(4,562)
Fisher Plaza	9,666	3,966	5,472
Other	(14,010)	(11,482)	(11,713)

	$25,465	$(6,474)	$(72,079)

Total assets

	December 31, 2010	December 31, 2009

Television	$141,707	$150,574
Radio	15,020	14,911
Fisher Plaza	108,271	112,384
Other	55,894	53,241

	$320,892	$331,110

Television segment cash and cash equivalents were approximately $25.4 million and $35.1 million at December 31, 2010 and 2009, respectively. Other assets are principally cash and cash equivalents and cash value of life insurance and annuity contracts.

Goodwill

	Year Ended December 31,
	2010	2009
Television	$5,077	$5,077
Radio	8,216	8,216

	$13,293	$13,293

Capital expenditures

	Year Ended December 31,
	2010	2009	2008
Television	$6,923	$6,120	$6,918
Radio	128	187	290
Fisher Plaza	2,217	3,926	688
Other	722	1,348	2,395

	$9,990	$11,581	$10,291

Capital expenditures are reported exclusive of acquisitions.

No geographic areas outside the United States were significant relative to consolidated sales and other revenue, income from operations or total assets.

NOTE 14

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rent expense totaled approximately $1.1 million, $1.5 million and $1.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Minimum future payments for all capital and operating leases as of December 31, 2010 are as follows (in thousands):

Year	Capital Leases	Operating Leases
2011	$954	$1,439
2012	983	1,020
2013	1,012	818
2014	608	488
2015	—	218
Thereafter	—	587

	3,557	$4,570

Less executory costs	(2,707)

Net minimum lease payments	850
Less amounts representing interest	(112)

Present value of net minimum lease payments	738
Less current portion of obligations under capital leases	(181)

Long-term portion of obligations under capital leases	$557

The current portion of obligations under capital lease is included in other current liabilities in the consolidated balance sheet at December 31, 2010, while the long-term portion is included in other liabilities.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of these proceedings will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 15

Other Current Liabilities

Other current liabilities consist of (in thousands):

	December 31,
	2010	2009
Deferred income (including prepaid rent)	1,740	1,368
Short-term portion of non-cash contract termination fee	1,461	1,461
Deferred gain on asset exchange (Note 18)	81	1,751
Other	1,106	1,671

Total	$4,388	$6,251

NOTE 16

Local Marketing Agreement

In May 2009, the Company entered into a three year LMA with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO Radio programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. Due to the term of our LMA and the uncertainties associated with the exercise of our option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

NOTE 17

Extinguishment of Senior Notes

During 2010, the Company repurchased $20.6 million of aggregate principal amount of its 8.625% senior notes due in 2014 for total consideration of $20.5 million in cash, plus accrued interest of $312,000. The Company recorded a loss on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $317,000, resulting in a net loss of approximately $160,000 on the extinguishment of senior notes for the year ended December 31, 2010. The loss is presented as “gain (loss) on extinguishment of senior notes, net” in the Company’s consolidated statements of operations.

During the first half of 2009, the Company repurchased $28.0 million of aggregate principal amount of its 8.625% senior notes due in 2014 for total consideration of $24.4 million in cash, plus accrued interest of $637,000. The Company recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of senior notes for the year ended December 31, 2009.

NOTE 18

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

The Company has recognized a $2.1 million and $2.6 million gain for the years ended December 31, 2010 and 2009, respectively, which represents the amount of the substitute equipment currently in use, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

The Company had approximately $81,000 and $1.8 million of the substitute equipment as of December 31, 2010 and 2009, respectively that had been received but not yet installed. The $81,000 and $1.8 million was recorded as deferred gain in other current liabilities on the consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s consolidated statement of operations.

NOTE 19

Plaza Fire Expense

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. According to a third-party investigation, the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered certain. During the years ended December 31, 2010 and December 31, 2009, the Company recorded net reimbursements of $3.4 million and net expenditures of $2.7 million, respectively, which is included in Plaza fire expenses (reimbursement), net on the Company’s condensed consolidated statements of operations. In total, the Company has incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $5.9 million, which represents substantially all of the Company’s expected reimbursements. The Company continues to work with its insurers on its remaining outstanding claims.

NOTE 20 (unaudited)

Quarterly Financial Information

Unaudited quarterly financial information for fiscal 2010 and 2009 is presented in the following table. Data may not add due to rounding (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenue
2010	$35,341	$40,833	$42,186	$57,566	$175,926
2009	$28,513	$31,983	$34,527	$38,641	$133,664
Net income (loss)
2010	$(2,179)	$328	$3,320	$8,277	$9,746
2009	$(4,265)	$(2,134)	$(4,010)	$1,079	$(9,330)
Income (loss) per share—basic:
2010	$(0.25)	$0.04	$0.38	$0.94	$1.11
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)
Income (loss) per share, assuming dilution:
2010	$(0.25)	$0.04	$0.38	$0.93	$1.10
2009	$(0.49)	$(0.24)	$(0.46)	$0.12	$(1.06)

Net loss for the first quarter of 2010 includes a $940,000 pre-tax gain resulting from the asset exchange. Net income for the second quarter of 2010 includes an $842,000 pre-tax gain resulting from the asset exchange. Net income for the third quarter of 2010 includes a $2.9 million pre-tax gain resulting from Plaza fire insurance reimbursements.

Net loss for the third quarter of 2009 includes a $4.0 million charge resulting from expenses incurred related to the Plaza fire, net of reimbursements. Net income for the fourth quarter of 2009 includes a $1.3 million pre-tax gain resulting from Plaza fire insurance reimbursements, net of additional expenses and a $2.6 million pre-tax gain resulting from the exchange of assets, net.

NOTE 21

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

Presented below are condensed consolidated statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 and the condensed consolidated balance sheets as of December 31, 2010 and 2009. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$175,926	$—	$175,926
Operating expenses
Direct operating costs	463	70,256	210	70,929
Selling, general and administrative expenses	15,028	43,806	(210)	58,624
Amortization of program rights	—	11,877	—	11,877
Depreciation and amortization	1,539	12,909	—	14,448
Plaza fire expenses (reimbursements), net	—	(3,363)	—	(3,363)
Gain on asset exchange, net	—	(2,054)	—	(2,054)

Total operating expenses	17,030	133,431	—	150,461

Income (loss) from operations	(17,030)	42,495	—	25,465
Gain (loss) on extinguishment of senior notes, net	(160)	—	—	(160)
Other income, net	136	81	—	217
Equity in income of consolidated subsidiaries	26,613	—	(26,613)	—
Interest expense	(9,890)	(64)	—	(9,954)

Income (loss) before income taxes	(331)	42,512	(26,613)	15,568
Provision (benefit) for income taxes	(10,077)	15,899	—	5,822

Net income (loss)	$9,746	$26,613	$(26,613)	$9,746

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$133,664	$—	$133,664
Operating expenses
Direct operating costs	421	64,488	202	65,111
Selling, general and administrative expenses	10,067	41,305	(202)	51,170
Amortization of program rights	—	10,056	—	10,056
Depreciation and amortization	1,582	12,131	—	13,713
Plaza fire expenses (reimbursements), net	—	2,657	—	2,657
Gain on asset exchange, net	—	(2,569)	—	(2,569)

Total operating expenses	12,070	128,068	—	140,138

Income (loss) from operations	(12,070)	5,596	—	(6,474)
Gain (loss) on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	689	599	—	1,288
Equity in income of consolidated subsidiaries	4,107	—	(4,107)	—
Interest expense	(11,601)	(76)	—	(11,677)

Income (loss) before income taxes	(15,910)	6,119	(4,107)	(13,898)
Provision (benefit) for income taxes	(6,580)	2,012	—	(4,568)

Net income (loss)	$(9,330)	$4,107	$(4,107)	$(9,330)

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$173,798	$(7)	$173,791
Operating expenses
Direct operating costs	347	69,265	198	69,810
Selling, general and administrative expenses	12,276	53,788	(205)	65,859
Impairment of goodwill and intangible assets	—	76,742	—	76,742
Impairment of investment in equity investee	—	1,468	—	1,468
Amortization of program rights	—	19,288	—	19,288
Depreciation and amortization	1,118	11,585	—	12,703

Total operating expenses	13,741	232,136	(7)	245,870

Income (loss) from operations	(13,741)	(58,338)	—	(72,079)
Other income, net	156,357	213	—	156,570
Equity in loss of consolidated subsidiaries	(39,435)	—	39,435	—
Interest expense	(13,840)	(88)	—	(13,928)

Income (loss) before income taxes	89,341	(58,213)	39,435	70,563
Provision (benefit) for income taxes	44,683	(19,850)	—	24,833

Income (loss) from continuing operations	44,658	(38,363)	39,435	45,730
Loss from discontinued operations net of income taxes	—	(1,072)	—	(1,072)

Net income (loss)	$44,658	$(39,435)	$39,435	$44,658

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$27,563	$25,382	$—	$52,945
Receivables, net	—	30,807	—	30,807
Due from affiliates	(43,165)	43,165	—	—
Income taxes receivable	16,938	(15,585)	—	1,353
Deferred income taxes , net	467	1,182	—	1,649
Prepaid expenses and other	1,543	1,320	—	2,863
Cash surrender value of annuity contracts	2,397	—		2,397
Television broadcast rights	—	7,855	—	7,855

Total current assets	5,743	94,126	—	99,869
Investment in consolidated subsidiaries	261,813	—	(261,813)	—
Cash surrender value of life insurance and annuity contracts	16,499	—	—	16,499
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,543	—	40,543
Deferred financing fees and other	2,874	4,502	—	7,376
Property, plant and equipment, net	2,265	141,047	—	143,312

Total Assets	$289,194	$293,511	$(261,813)	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96	$3,948	$—	$4,044
Accrued payroll and related benefits	3,182	4,714	—	7,896
Interest payable	2,552	—	—	2,552
Television broadcast rights payable	—	7,849	—	7,849
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	889	3,499	—	4,388

Total current liabilities	7,836	20,010	—	27,846
Long-term debt	101,440	—	—	101,440
Accrued retirement benefits	18,982	—	—	18,982
Deferred income taxes, net	(4,126)	4,543	—	417
Other liabilities	(164)	7,145		6,981

Total liabilities	123,968	31,698	—	155,666
Stockholders’ Equity
Common stock	10,988	1,131	(1,131)	10,988
Capital in excess of par	13,273	164,233	(164,233)	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,176)	—	—	(2,176)
Prior service cost	(100)	—	—	(100)
Retained earnings	143,241	96,449	(96,449)	143,241

Total Stockholders’ Equity	165,226	261,813	(261,813)	165,226

Total Liabilities and Stockholders’ Equity	$289,194	$293,511	$(261,813)	$320,892

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$8,840	$35,142	$—	$43,982
Receivables, net	—	28,070	—	28,070
Due from affiliate	12,810	(12,810)	—	—
Income taxes receivable	13,757	(2,011)	—	11,746
Deferred income taxes	947	2,866	—	3,813
Prepaid expenses and other	1,555	2,905	—	4,460
Cash surrender value of life insurance and annuity contracts	2,626	—		2,626
Television broadcast rights	—	7,919	—	7,919

Total current assets	40,535	62,081	—	102,616
Investment in consolidated subsidiaries	235,390	—	(235,390)	—
Cash surrender value of life insurance and annuity contracts	15,711	—	—	15,711
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,779	—	40,779
Deferred financing fees and other	3,597	3,993	—	7,590
Deferred income taxes	3,762	(1,465)	—	2,297
Property, plant and equipment, net	2,998	145,826	—	148,824

Total Assets	$301,993	$264,507	$(235,390)	$331,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$407	$2,741	$—	$3,148
Accrued payroll and related benefits	482	3,963	—	4,445
Interest payable	3,158	—	—	3,158
Television broadcast rights payable	—	7,987	—	7,987
Current portion of accrued retirement benefits	1,100	—	—	1,100
Other current liabilities	1,301	4,950	—	6,251

Total current liabilities	6,448	19,641	—	26,089
Long-term debt	122,050	—	—	122,050
Accrued retirement benefits	18,023	—	—	18,023
Other liabilities	—	9,476	—	9,476

Total Liabilities	146,521	29,117	—	175,638

Stockholders’ Equity
Common stock	10,953	1,131	(1,131)	10,953
Capital in excess of par	12,086	164,234	(164,234)	12,086
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(1,525)	—	—	(1,525)
Prior service cost	(139)	—	—	(139)
Retained earnings	134,097	70,025	(70,025)	134,097

Total Stockholders’ Equity	155,472	235,390	(235,390)	155,472

Total Liabilities and Stockholders’ Equity	$301,993	$264,507	$(235,390)	$331,110

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$30,019	$9,649	$—	$39,668

Investing activities
Redemption of capital	10,000	—	(10,000)	—
Investment in equity investee	—	(48)	—	(48)
Net cash in consolidation of equity investee	—	75	—	75
Purchases of property, plant and equipment	(722)	(9,268)	—	(9,990)

Net cash provided by (used in) investing activities	9,278	(9,241)	(10,000)	(9,963)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(20,453)	—	—	(20,453)
Shares settled upon vesting of stock rights	(121)	—	—	(121)
Payment of capital lease obligations	—	(168)	—	(168)

Net cash provided by (used in) financing activities	(20,574)	(10,168)	10,000	(20,742)

Net increase (decrease) in cash and cash equivalents	18,723	(9,760)	—	8,963
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$27,563	$25,382	$—	$52,945

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(20,025)	$9,836	$—	$(10,189)
Investing activities
Capital contribution to subsidiary	(35,000)	—	35,000	—
Proceeds from sale of short-term investments	60,000	—	—	60,000
Purchase of investment in DataSphere	(1,500)	—	—	(1,500)
Purchase of property, plant and equipment	(1,348)	(10,233)	—	(11,581)

Net cash provided by (used in) investing activities	22,152	(10,233)	35,000	46,919

Financing activities
Capital contribution from parent	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payment of capital lease obligations	—	(155)	—	(155)

Net cash provided by (used in) financing activities	(24,428)	34,845	(35,000)	(24,583)

Net increase (decrease) in cash and cash equivalents	(22,301)	34,448	—	12,147
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$8,840	$35,142	$—	$43,982

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2008

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(36,077)	$6,848	$—	$(29,229)
Investing activities
Purchase of marketable securities	—	(104)	—	(104)
Proceeds from sale of marketable securities	153,403	110	—	153,513
Purchase of short term investments	(58,909)	—	—	(58,909)
Restricted cash	52,365	—	—	52,365
Purchase of television stations	(52,365)	—	—	(52,365)
Proceeds from sale of online new service	—	1,460	—	1,460
Purchase of intangible assets	—	(285)	—	(285)
Purchases of property, plant and equipment	(2,394)	(7,897)	—	(10,291)

Net cash provided by (used in) investing activities	92,100	(6,716)	—	85,384

Financing activities
Capital contribution from parent	21,000	—	—	21,000
Repurchase of senior notes	(21,000)	—	—	(21,000)
Cash dividends paid	(30,686)	—	—	(30,686)
Payment of capital lease obligations	—	(144)	—	(144)

Net cash used in financing activities	(30,686)	(144)	—	(30,830)

Net increase (decrease) in cash and cash equivalents	25,337	(12)	—	25,325
Cash and cash equivalents, beginning of period	5,804	706	—	6,510

Cash and cash equivalents, end of period	$31,141	$694	$—	$31,835

NOTE 22

Subsequent Events

Joint Sales Agreement

In December 2010, the Company entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station which was effective January 1, 2011. Under the agreement NPG provides certain services supporting the operation of the Company’s television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on the Company’s station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously, with the JSA, the Company’s entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV from us until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

Repurchase of senior notes

In January 2011, the Company repurchased $2.6 million aggregate principal amount of its 8.625% senior notes due in 2014 for total consideration of $2.7 million in cash, plus accrued interest of $78,000. The Company will recognize an estimated net loss on extinguishment of debt of $109,000.

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Allowance for doubtful accounts:
Balance at beginning of year	$1,309	$1,554	$851
Additions charged to expense	803	820	1,813
Balances written off, net of recoveries	(995)	(1,065)	(1,110)

Balance at end of year	$1,117	$1,309	$1,554

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2011.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/S/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ COLLEEN B. BROWN Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ HASSAN N. NATHA Hassan N. Natha	Vice President, Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/s/ PAUL A. BIBLE Paul A. Bible	Director	March 8, 2011

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 8, 2011

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 8, 2011

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Director	March 8, 2011

/s/ DAVID A. LORBER David A. Lorber	Director	March 8, 2011

/s/ GEORGE F. WARREN, JR. George F. Warren, Jr.	Director	March 8, 2011

/s/ WILLIAM W. WARREN, JR. William W. Warren, Jr.	Director	March 8, 2011

/s/ MICHAEL D. WORTSMAN Michael D. Wortsman	Director	March 8, 2011

Anthony Cassara	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

3.2*	Bylaws as of April 26, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 (File No. 000-22439)).

4.1*	Indenture relating to Fisher Communications, Inc.’s 8.625% Senior Notes Due 2014, dated as of September 20, 2004 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2004 (File No. 000-22439)).

4.2*	Form of Fisher Communications, Inc.’s 8.625% Exchange Note due 2014 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on December 20, 2004 (Registration No. 333-121432)).

4.3*	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

4.4*	Registration Rights Agreement among Fisher Communications, Inc., its domestic subsidiaries listed on Schedule 1 thereto, and Wachovia Securities, Inc., dated September 20, 2004 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 20, 2004) (File No. 000-22439)).

10.1*	Primary Television Affiliation Term Sheet Renewal Agreement dated August 12, 2009, by and between Fisher Communications, Inc. and American Broadcasting Companies, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 9, 2010 (File No. 000-22439)).

10.2*+	Transition and Consultation Agreement and General Release, Dated December 21, 2010, by and between Fisher Communications, Inc. and Joseph L. Lovejoy (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010 (File No. 000-22439)).

10.3*	Letter Agreement, dated March 20, 2009, by and between Fisher Communications, Inc. and GAMCO Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 000-22439)).

10.4*+	Amended and Restated Fisher Communications Incentive Plan of 1995 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22439)).

10.5*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 21, 2007 (File No. 000-22439)).

10.6*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2010 (File No. 000-22439)).

10.7*+	Form of Non-Qualified Stock Option Contract for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.8*+	Form of Restricted Stock Rights Agreement for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

Exhibit No.	Description
10.9*+	Form of Stock Option Grant Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
(File No. 000-22439)).

10.10+	Summary of Non-Employee Directors Cash Compensation Fees (filed herewith).

10.11*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.12*+	Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.13*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2005 (File No. 000-22439)).

10.14*+	Offer Letter to Hassan N. Natha, dated November 6, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008 (File No. 000-22439)).

10.15*+	Fisher Communications, Inc. 2010 Management Short-Term Incentive Plan, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.000-22439)).

10.16+	Fisher Communications, Inc. 2011 Management Short-Term Incentive Plan (filed herewith).

10.17*+	Summary of Non-Employee Director Fees (filed herewith).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.