Form 10-Q
period 2011-03-31
FISHER COMMUNICATIONS INC
filed 2011-05-10
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $1.25 par value, outstanding as of May 5, 2011: 8,823,830

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per-share amounts)	2011	2010
Revenue	$37,912	$35,341

Operating expenses
Direct operating costs	17,757	17,017
Selling, general and administrative expenses	15,026	13,546
Amortization of broadcast rights	2,970	2,970
Depreciation and amortization	2,669	3,650
Plaza fire reimbursements, net	(78)	(91)
Gain on asset exchange, net	—	(940)

Total operating expenses	38,344	36,152

Loss from operations	(432)	(811)
Loss on extinguishment of senior notes, net	(110)	—
Other income, net	80	57
Interest expense	(2,247)	(2,672)

Loss before income taxes	(2,709)	(3,426)
Benefit for income taxes	(982)	(1,247)

Net loss	$(1,727)	$(2,179)

Net loss per share (basic and diluted)	$(0.20)	$(0.25)

Weighted average shares outstanding (basic and diluted)	8,809	8,786

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per-share amounts)	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$50,292	$52,945
Receivables, net	27,903	30,807
Income taxes receivable	1,624	1,353
Deferred income taxes, net	1,649	1,649
Prepaid expenses and other	3,546	2,863
Cash surrender value of annuity contracts	—	2,397
Television broadcast rights	5,040	7,855

Total current assets	90,054	99,869
Cash surrender value of life insurance and annuity contracts	16,682	16,499
Goodwill, net	13,293	13,293
Intangible assets, net	40,484	40,543
Other assets	7,229	7,376
Property, plant and equipment, net	141,411	143,312

Total Assets	$309,153	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,382	$4,044
Accrued payroll and related benefits	6,079	7,896
Interest payable	355	2,552
Television broadcast rights payable	4,815	7,849
Current portion of accrued retirement benefits	1,117	1,117
Other current liabilities	5,215	4,388

Total current liabilities	20,963	27,846
Long-term debt	98,830	101,440
Accrued retirement benefits	18,981	18,982
Deferred income taxes, net	428	417
Other liabilities	6,409	6,981

Total liabilities	145,611	155,666

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,823,830 and 8,790,399 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11,030	10,988
Capital in excess of par	13,254	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,166)	(2,176)
Prior service cost	(90)	(100)
Retained earnings	141,514	143,241

Total Stockholders’ Equity	163,542	165,226

Total Liabilities and Stockholders’ Equity	$309,153	$320,892

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Operating activities
Net loss	$(1,727)	$(2,179)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,669	3,650
Deferred income taxes	10	5
Amortization of deferred financing fees	91	111
Amortization of broadcast rights	2,970	2,970
Payments for broadcast rights	(3,193)	(3,050)
Gain on exchange of assets, net	—	(940)
Loss on extinguishment of senior notes, net	110	—
Loss on disposal of property, plant and equipment	34	161
Amortization of non-cash contract termination fee	(365)	(365)
Loss in operations of equity investees	50	—
Stock-based compensation	300	232
Change in operating assets and liabilities, net
Receivables	2,904	2,191
Prepaid expenses and other	(682)	1,886
Cash surrender value of life insurance and annuity contracts	2,214	(200)
Other assets	(1)	90
Accounts payable, accrued payroll and related benefits and other current liabilities	(1,675)	2,979
Interest payable	(2,197)	(2,719)
Income taxes receivable and payable	(272)	(1,190)
Accrued retirement benefits	18	16
Other liabilities	(158)	(140)

Net cash provided by operating activities	1,100	3,508

Investing activities
Contribution to equity investee	(4)	—
Net cash in consolidation of equity investee	—	75
Purchases of property, plant and equipment	(743)	(3,259)

Net cash used in investing activities	(747)	(3,184)

Financing activities
Repurchase of senior notes	(2,685)	—
Shares settled upon vesting of stock rights	(349)	(104)
Payments on capital lease obligations	(44)	(41)
Proceeds from exercise of stock options	72	—

Net cash used in financing activities	(3,006)	(145)

Net increase (decrease) in cash and cash equivalents	(2,653)	179
Cash and cash equivalents, beginning of period	52,945	43,982

Cash and cash equivalents, end of period	$50,292	$44,161

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Net loss	$(1,727)	$(2,179)
Other comprehensive income (loss):

Accumulated income (loss)	15	—
Effect of income taxes	(5)	—

Prior service cost	15	15
Effect of income taxes	(5)	(5)

Other comprehensive income	20	10

Comprehensive loss	$(1,707)	$(2,169)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

2. Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2010 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Form 10-K, that are of significance, or potential significance, to the Company.

As part of its ongoing review of property, plant and equipment asset lives, the Company determined that the asset lives of certain of its machinery and equipment categories should be increased, the increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate and the Company adjusted the remaining lives of existing assets effective January 1, 2011 and as a result the Company expects that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended March 31, 2011 decreased pre-tax loss from operations by approximately $800,000, decreased net loss by approximately $512,000 and decreased diluted net loss per share by $0.06.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of March 31, 2011 and December 31, 2010, the reported fair value of marketable securities, using Level 1 inputs, was $1.0 million. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets.

As of March 31, 2011 and December 31, 2010, all of the Company’s debt was at a fixed rate and totaled $98.8 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt, using Level 2 inputs, at March 31, 2011 and December 31, 2010 was $101.5 million and $104.2 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

4. Goodwill and Intangible Assets

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	March 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(791)	2,769	3,560	(732)	2,828

Total intangible assets	$41,275	$(791)	$40,484	$41,275	$(732)	$40,543

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for both the three months ended March 31, 2011 and 2010 was $59,000.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2011 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2011	$177
2012	236
2013	236
2014	236
2015	236
2016	236
Thereafter	1,412

$2,769

5. Consulting and License Agreement

In March 2010, the Company entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement the Company provides consulting services to ACME’s The Daily Buzz television show and the Company also licenses certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, the Company was granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. Due to the terms of the agreement and uncertainties associated with the exercise of the option agreement, The Daily Buzz television show does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in revenue and programming and other expenses are recorded in operation costs.

6. Local Marketing Agreement

In May 2009, the Company entered into a three year Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company’s KOMO NewsRadio programming to FM listeners in the Seattle – Tacoma radio market. In connection with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. Due to the terms of this LMA and the uncertainties associated with the exercise of the option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

7. Joint Sales Agreement

In December 2010, the Company entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station which was effective January 1, 2011. Under the agreement NPG provides certain services supporting the operation of the Company’s television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on the Company’s station. The Company pays NPG a fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously with the JSA, the Company has entered into an option agreement with NPG, whereby NPG has a conditional option to acquire KIDK-TV from the Company until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes. KIDK-TV is consolidated into the Company’s unaudited condensed consolidated statements because the Company has determined that it is deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as the Company does maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

8. Extinguishment of Senior Notes

In the first quarter of 2011, the Company purchased $2.6 million aggregate principal amount of its 8.625% senior notes due in 2014 (“Senior Notes”). The total consideration for the repurchase was $2.7 million in cash plus accrued interest of $78,000. A loss on extinguishment of debt of $110,000 was recorded, including a charge for related unamortized debt issuance costs of $35,000. The loss is presented as “Loss on extinguishment of senior notes, net” in the Company’s unaudited condensed consolidated statement of operations. The Company did not repurchase any of its Senior Notes during the first quarter of 2010.

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

As of March 31, 2011, the Company had commitments under various agreements of $32.8 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

10. Retirement Benefits

The Company has a noncontributory supplemental retirement program for former executives of the Company. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the consolidated balance sheet in the financial statements and the appreciation is included in the consolidated statement of operations. The supplemental retirement program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Interest cost	$250	$254
Amortization of loss	22	10

Net periodic pension cost	$272	$264

The discount rate used to determine net periodic pension cost was 5.22% and 5.57% for the three months ended March 31, 2011 and 2010, respectively.

11. Loss per share

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

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended March 31,
	2011	2010
Net loss	$(1,727)	$(2,179)

Weighted average shares outstanding (basic and diluted)	8,809	8,786

Net loss per share (basic and diluted)	$(0.20)	$(0.25)

For the three months ended March 31, 2011, the effect of 150,533 restricted stock rights/units and options to purchase 280,087 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three months ended March 31, 2010, the effect of 143,480 restricted stock rights/units and options to purchase 284,721 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

12. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $300,000 and $232,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

13. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 36% for both the three months ended March 31, 2011 and 2010.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The U.S. federal statute of limitations remains open for the year 2006 and onward. As of March 31, 2011 and December 31, 2010, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Consistent with prior years, the Company recorded a full valuation allowance against the Company’s state deferred tax assets, as it is not more likely than not that a tax benefit for the deferred tax assets will be recognized based upon all available evidence. As a result, the Company’s

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

effective tax rate is not affected by changes in state rates. At March 31, 2011 and December 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

14. Segment Information

The Company reports financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and/or operated television stations (including a 50%-owned television station) and the Company’s internet business. The radio segment includes the operations of the Company’s eight radio stations and two managed radio stations. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments, and certain corporate expenses are allocated to our television and radio segments on a pro-rata basis. Other includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

Revenue for each segment is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Television	$29,101	$26,585
Radio	5,218	5,255
Fisher Plaza	3,697	3,518
Other	(104)	(17)

	$37,912	$35,341

For the three months ended March 31, 2011 and 2010, intercompany sales amounted to $104,000 and $17,000, respectively, relating primarily to sales between the Company’s television and radio segments.

Income (loss) from operations for each segment is as follows (in thousands):

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three months ended March 31,
	2011	2010
Television	$2,327	$715
Radio	(152)	(107)
Fisher Plaza	2,058	1,571
Other	(4,665)	(2,990)

	$(432)	$(811)

Total assets for each segment are as follows (in thousands):

	March 31, 2011	December 31, 2010
Television	136,908	$141,707
Radio	13,872	15,020
Fisher Plaza	107,155	108,271
Other	51,218	55,894

	$309,153	$320,892

Television segment cash and cash equivalents were approximately $25.4 million at March 31, 2011 and December 31, 2010. Other assets are principally cash and cash equivalents and cash value of life insurance and annuity contracts, income taxes receivable and deferred income taxes.

15. Plaza Fire Reimbursements, Net

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements are considered probable and certain. During the first quarter of 2011 and 2010, the Company recorded net reimbursements of $78,000 and $91,000, respectively, which is included in Plaza fire reimbursements, net on the Company’s unaudited condensed consolidated statement of operations. In total, the Company incurred approximately $6.8 million in cash expenditures related to the Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $5.9 million, which represents substantially all of the Company’s expected reimbursements.

16. Sprint Nextel Asset Exchange

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

The Company recognized a $940,000 gain for the three months ended March 31, 2010, which is included in gain on asset exchange, net on the Company’s unaudited condensed consolidated statement of operations. The gain represents the amount of the substitute equipment put into use during the quarter, including installation costs and net of assets disposed. This gain on asset

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow. The Company did not recognize a gain for the three months ended March 31, 2011.

At March 31, 2011, the Company had approximately $84,000 of the substitute equipment that had been received but not yet installed. The $84,000 is recorded as deferred gain in other current liabilities on the Company’s unaudited condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s unaudited condensed consolidated statement of operations.

17. Financial Information for Guarantors

At March 31, 2011, the Company had $98.8 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company.

Presented below are unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. Also presented are the unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. The unaudited condensed consolidated information is presented for the Company with its investments in consolidated subsidiaries accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2011

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$37,912	$—	$37,912
Operating expenses
Direct operating costs	143	17,404	210	17,757
Selling, general and administrative expenses	5,059	10,177	(210)	15,026
Amortization of program rights	—	2,970	—	2,970
Depreciation and amortization	267	2,402	—	2,669
Plaza fire reimbursements, net	—	(78)	—	(78)
Gain on asset exchange, net	—	—	—	—

Total operating expenses	5,469	32,875	—	38,344

Income (loss) from operations	(5,469)	5,037	—	(432)
Loss on extinguishment of senior notes, net	(110)	—	—	(110)
Other income, net	30	50	—	80
Equity in income of consolidated subsidiaries	3,234	—	(3,234)	—
Interest expense	(2,234)	(13)	—	(2,247)

Income (loss) before income taxes	(4,549)	5,074	(3,234)	(2,709)
Provision (benefit) for income taxes	(2,822)	1,840	—	(982)

Net income (loss)	$(1,727)	$3,234	$(3,234)	$(1,727)

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$35,341	$—	$35,341
Operating expenses
Direct operating costs	104	16,859	54	17,017
Selling, general and administrative expenses	2,662	10,938	(54)	13,546
Amortization of program rights	—	2,970	—	2,970
Depreciation and amortization	392	3,258	—	3,650
Plaza fire reimbursements, net	—	(91)	—	(91)
Gain on asset exchange, net	—	(940)	—	(940)

Total operating expenses	3,158	32,994	—	36,152

Income (loss) from operations	(3,158)	2,347	—	(811)
Other income, net	155	(98)	—	57
Equity in income of consolidated subsidiaries	1,450	—	(1,450)	—
Interest expense	(2,655)	(17)	—	(2,672)

Income (loss) before income taxes	(4,208)	2,232	(1,450)	(3,426)
Provision (benefit) for income taxes	(2,029)	782	—	(1,247)

Net income (loss)	$(2,179)	$1,450	$(1,450)	$(2,179)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of March 31, 2011

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$24,815	$25,477	$—	$50,292
Receivables, net	—	27,903	—	27,903
Due from affiliates	(62,986)	62,986	—	—
Income taxes receivable	3,279	(1,655)	—	1,624
Deferred income taxes	468	1,181	—	1,649
Prepaid expenses and other	1,417	2,129	—	3,546
Television broadcast rights	—	5,040	—	5,040

Total current assets	(33,007)	123,061	—	90,054
Investment in consolidated subsidiaries	292,666	—	(292,666)	—
Cash surrender value of life insurance and annuity contracts	16,682	—	—	16,682
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,484	—	40,484
Other assets	2,748	4,481	—	7,229
Property, plant and equipment, net	2,407	139,004	—	141,411

Total Assets	$281,496	$320,323	$(292,666)	$309,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$103	$3,279	$—	$3,382
Accrued payroll and related benefits	1,292	4,787	—	6,079
Interest payable	355	—	—	355
Television broadcast rights payable	—	4,815	—	4,815
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	1,470	3,745	—	5,215

Total current liabilities	4,337	16,626	—	20,963
Long-term debt	98,830	—	—	98,830
Accrued retirement benefits	18,981	—	—	18,981
Deferred income taxes	(4,115)	4,543	—	428
Other liabilities	(79)	6,488	—	6,409

Total liabilities	117,954	27,657	—	145,611

Stockholders’ Equity
Common stock	11,030	1,131	(1,131)	11,030
Capital in excess of par	13,254	164,234	(164,234)	13,254
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,166)	—	—	(2,166)
Prior service cost	(90)	—	—	(90)
Retained earnings	141,514	127,301	(127,301)	141,514

Total Stockholders’ Equity	163,542	292,666	(292,666)	163,542

Total Liabilities and Stockholders’ Equity	$281,496	$320,323	$(292,666)	$309,153

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$27,563	$25,382	$—	$52,945
Receivables, net	—	30,807	—	30,807
Due from affiliate	(43,165)	43,165	—	—
Income taxes receivable	16,938	(15,585)	—	1,353
Deferred income taxes	467	1,182	—	1,649
Prepaid expenses and other	1,543	1,320	—	2,863
Cash surrender value of annuity contracts	2,397	—		2,397
Television broadcast rights	—	7,855	—	7,855

Total current assets	5,743	94,126	—	99,869
Investment in consolidated subsidiaries	261,813	—	(261,813)	—
Cash surrender value of life insurance and annuity contracts	16,499	—	—	16,499
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,543	—	40,543
Other assets	2,874	4,502	—	7,376
Property, plant and equipment, net	2,265	141,047	—	143,312

Total Assets	$289,194	$293,511	$(261,813)	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96	$3,948	$—	$4,044
Accrued payroll and related benefits	3,182	4,714	—	7,896
Interest payable	2,552	—	—	2,552
Television broadcast rights payable	—	7,849	—	7,849
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	889	3,499	—	4,388

Total current liabilities	7,836	20,010	—	27,846
Long-term debt	101,440	—	—	101,440
Accrued retirement benefits	18,982	—	—	18,982
Deferred income taxes, net	(4,126)	4,543	—	417
Other liabilities	(164)	7,145	—	6,981

Total liabilities	123,968	31,698	—	155,666

Stockholders’ Equity
Common stock	10,988	1,131	(1,131)	10,988
Capital in excess of par	13,273	164,233	(164,233)	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,176)	—	—	(2,176)
Prior service cost	(100)	—	—	(100)
Retained earnings	143,241	96,449	(96,449)	143,241

Total Stockholders’ Equity	165,226	261,813	(261,813)	165,226

Total Liabilities and Stockholders’ Equity	$289,194	$293,511	$(261,813)	$320,892

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three months ended March 31, 2011

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$616	$484	$—	$1,100
Investing activities
Contribution to equity investee	—	(4)	—	(4)
Purchases of property, plant and equipment	(402)	(341)	—	(743)

Net cash used in investing activities	(402)	(345)	—	(747)

Financing activities
Shares settled upon vesting of stock rights	(349)	—	—	(349)
Repurchase of senior notes	(2,685)	—	—	(2,685)
Payments on capital lease obligations	—	(44)	—	(44)
Proceeds from exercise of stock options	72	—	—	72

Net cash used in financing activities	(2,962)	(44)	—	(3,006)

Net increase (decrease) in cash and cash equivalents	(2,748)	95	—	(2,653)
Cash and cash equivalents, beginning of period	27,563	25,382	—	52,945

Cash and cash equivalents, end of period	$24,815	$25,477	$—	$50,292

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the Three months ended March 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$355	$3,153	$—	$3,508
Investing activities
Net cash in consolidation of equity investee	—	75	—	75
Purchases of property, plant and equipment	(159)	(3,100)	—	(3,259)

Net cash used in investing activities	(159)	(3,025)	—	(3,184)

Financing activities
Shares settled upon vesting of stock rights	(104)			(104)
Payments on capital lease obligations	—	(41)	—	(41)

Net cash used in financing activities	(104)	(41)	—	(145)

Net increase in cash and cash equivalents	92	87	—	179
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$8,932	$35,229	$—	$44,161

18. Subsequent Event

In April and May 2011, the Company redeemed $15.0 million and $5.0 million aggregate principal amount of Senior Notes, respectively, for approximately $20.7 million in cash plus accrued interest. An estimated net loss on extinguishment of debt of $820,000 will be recorded in the second quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 8, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended March 31, 2011, compared with the corresponding period in 2010.

Overview

We are an integrated media company. We own and/or operate 13 full power (including a 50%-owned television station) and seven low power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home for our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of unaffiliated companies.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television broadcasting revenue in 2011 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks; six of our television stations are affiliated with Univision (Spanish language); and the remainder of our television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our only affiliation agreement with FOX Television Network for KBFX-CA in Bakersfield, California, expired in June 2010. We are currently operating under the terms of the expired agreement as we continue discussions with FOX on the terms of a new agreement. Our affiliation agreement with Univision expires in September 2011. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of March 31, 2011 and December 31, 2010, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three months ended March 31, 2011 and 2010.

Joint Sales Agreement. In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV, an Idaho Falls, Idaho television station, which was effective January 1, 2011. Under the agreement, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV from us until January 1, 2021, effective on the expiration or termination of the indenture governing our Senior Notes. KIDK-TV is consolidated into our unaudited condensed consolidated statements. We have determined that we are deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as we do maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

ACME Agreement. In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. Due to the terms of the agreement and uncertainties associated with the exercise of our option agreement, The Daily Buzz television show does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in revenue and programming and other expenses are recorded in operating costs.

Repurchase of Senior Notes. In January 2011, we repurchased $2.6 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $2.7 million in cash plus accrued interest of $78,000. We recorded a loss on extinguishment of debt, including a $35,000 charge for related unamortized debt issuance costs, of approximately $110,000 for the three months ended March 31, 2011.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenue, goodwill, intangibles and television and broadcast rights impairment, the useful lives of tangible and intangible assets, valuation allowances for deferred tax assets, accounts receivable and broadcast rights, stock-based compensation expense, income tax provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this quarterly report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report except for those discussed below. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

As part of our ongoing review of property, plant and equipment asset lives, we determined that the asset lives of certain machinery and equipment categories should be increased, the increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate and we adjusted the remaining lives of existing assets effective January 1, 2011 and as a result we expect that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended March 31, 2011 decreased our pre-tax loss from operations by approximately $800,000, decreased net loss by approximately $512,000 and decreased diluted net loss per share by $0.06.

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of our eight radio stations and two managed radio stations. The Fisher Plaza segment consists of the operations of Fisher Plaza, a retail, office and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent or common area maintenance expenses. The segment data includes an allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments, and certain corporate expenses are allocated to our television and radio segments on a pro-rata basis. The other segment includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended March 31,		2011-2010 Variance
(in thousands)	2011	2010	$	%
Revenue
Television	$29,101	$26,585	$2,516	9%
Radio	5,218	5,255	(37)	-1%
Fisher Plaza	3,697	3,518	179	5%
Other	(104)	(17)	(87)	-512%

Consolidated	37,912	35,341	2,571	7%
Direct operating costs
Television	13,823	13,032	791	6%
Radio	2,620	2,417	203	8%
Fisher Plaza	837	1,017	(180)	-18%
Other	477	551	(74)	-13%

Consolidated	17,757	17,017	740	4%
Selling, general and administrative expenses
Television	8,429	8,426	3	0%
Radio	2,615	2,751	(136)	-5%
Fisher Plaza	116	241	(125)	-52%
Other	3,866	2,128	1,738	82%

Consolidated	15,026	13,546	1,480	11%
Amortization of program rights
Television	2,970	2,970	—	0%
Radio	—	—	—	—

Consolidated	2,970	2,970	—	0%
Depreciation and amortization
Television	1,552	2,382	(830)	-35%
Radio	135	194	(59)	-30%
Fisher Plaza	764	780	(16)	-2%
Other	218	294	(76)	-26%

Consolidated	2,669	3,650	(981)	-27%
Plaza fire reimbursements, net
Fisher Plaza	(78)	(91)	13	14%

Consolidated	(78)	(91)	13	14%
Gain on asset exchange, net
Television	—	(940)	940	100%

Consolidated	—	(940)	940	100%
Income (loss) from operations
Television	2,327	715	1,612	225%
Radio	(152)	(107)	(45)	-42%
Fisher Plaza	2,058	1,571	487	31%
Other	(4,665)	(2,990)	(1,675)	-56%

Consolidated	(432)	(811)	379	47%
Loss on extinguishment of senior notes, net	(110)	—	(110)	—
Other income, net	80	57	23	40%
Interest expense	(2,247)	(2,672)	425	16%

Loss before income taxes	(2,709)	(3,426)	717	21%
Benefit for income taxes	(982)	(1,247)	265	21%

Net loss	$(1,727)	$(2,179)	$452	21%

Comparison of Three months ended March 31, 2011 and 2010

Revenue

The following table sets forth our main types of revenue by segment for the three months ended March 31, 2011 and 2010;

	Three months ended March 31,
	2011	% change	% total revenue	2010	% total revenue
Core advertising (local and national)	$22,751	9%	60%	$20,952	59%
Political	88	-88%	0%	752	2%
Internet	1,178	89%	3%	623	2%
Retransmission	3,302	25%	9%	2,644	7%
Trade, barter and other	1,782	10%	5%	1,614	5%

TV	29,101	9%	77%	26,585	75%
Core advertising (local and national)	4,918	0%	13%	4,909	14%
Political	34	-31%	0%	49	0%
Trade, barter and other	266	-10%	1%	297	1%

Radio	5,218	-1%	14%	5,255	15%
Plaza	3,697	5%	10%	3,518	10%
Other	(104)	512%	0%	(17)	0%

Total Revenue	$37,912	7%	100%	$35,341	100%

Television. Television revenue increased $2.5 million, or 9%, in 2011 as compared to 2010, primarily due to increases in core advertising, continued growth in internet advertising and retransmission revenue.

Automotive-related advertising, one of our largest advertising categories, increased 27% for the three months ended March 31, 2011 as compared to the same period in 2010. Other categories including professional services (increased 7%) and telecommunications (increased 7%) have also shown improvement as compared to the same period 2010.

Revenue from our ABC-affiliated stations increased 7% in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increases in core advertising and retransmission revenue. Revenue from our CBS-affiliated stations remained flat for the three months ended March 31, 2011 compared to the same period in 2010 as a result of growth in local advertising and retransmission revenue, offset by a decline in national advertising revenue.

Radio. Radio revenue declined by 1% in the three months ended March 31, 2011 compared to the same period in 2010, due to a decrease in political and trade revenue.

Fisher Plaza. Revenue increased 5% in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increased rental revenue and increased fees for our telecom facilities. As of March 31, 2011, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $791,000, or 6%, in the three months ended March 31, 2011 compared to the same period in 2010. The increase reflects an increase in costs related to the continued development and expansion of our internet business.

Direct operating costs increased for the radio segment $203,000, or 8%, in the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to advertising fees incurred for promotional spots for our Seattle Radio stations.

Direct operating costs decreased at Fisher Plaza $180,000, or 18%, in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to timing of planned maintenance activities and tenant reimbursements for utilities.

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

Selling, general and administrative expenses

Selling, general and administrative expenses in our television segment in the three months ended March 31, 2011 slightly increased compared to the same period in 2010 as a result of an increase in bad debt reserve and news rating service costs, offset by a credit related to accrued vacation.

The decrease of $136,000, or 5%, in selling, general and administrative expenses in our radio segment in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a decrease in salaries related to our format change in late 2010 at KVI.

Selling, general and administrative expenses decreased $125,000, or 52%, at Fisher Plaza in the three months ended March 31, 2011 compared to the same period in 2010 due to a loss on disposal of assets that was incurred in 2010.

Other selling, general and administrative expenses increased $1.7 million in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase of $774,000 related to costs incurred as a result of the ongoing proxy contest initiated by FrontFour Capital Group, the resumption of our matching contributions to the 401(k) plan for employees, severance costs and costs associated with our accrued retirement benefits plan.

Amortization of program rights

Amortization of program rights for our television segment was $3.0 million in both the three months ended March 31, 2011 and March 31, 2010.

Depreciation and amortization

Depreciation and amortization for our television segment decreased $830,000 in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the change in fixed asset lives and significantly lower capital expenditures in 2011. Refer to Note 2 of our condensed consolidated financial statements for further discussion of the change in fixed asset lives.

Depreciation and amortization for our radio segment decreased $59,000 in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to the change in fixed asset lives.

Depreciation and amortization for our Fisher Plaza segment decreased $16,000 compared to the same period in 2010.

Other depreciation and amortization decreased $76,000 in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to the change in fixed asset lives.

Plaza fire reimbursements, net

Plaza fire reimbursements, net of $78,000 and $91,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three months ended March 31, 2011 and 2010, respectively.

Gain on asset exchange, net

Gain on asset exchange, net was $940,000 for the three months ended March 31, 2010. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. The increase of $23,000, or 40%, in other income, net in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an insurance reimbursement received in March 2011 related to a vehicle damaged in an accident.

Loss on extinguishment of senior notes, net

During the three months ended March 31, 2011, we repurchased $2.6 million aggregate principal amount of our Senior Notes for total consideration of $2.7 million in cash plus accrued interest of $78,000. A loss on extinguishment of debt of $110,000 was recorded including a charge for related unamortized debt issuance costs of $35,000. We did not repurchase any of our Senior Notes during the three months ended March 31, 2010.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three months ended March 31, 2011 decreased $425,000 from the same period in 2010, primarily due to the decline of $23.2 million in the outstanding principal balance following our repurchase of Senior Notes during 2010 and 2011.

Provision (benefit) for income taxes

Our effective tax rate was 36% for both the three months ended March 31, 2011 and 2010. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Consistent with prior years, we recorded a full valuation allowance against our state deferred tax assets, as it is not more likely than not that a tax benefit for the deferred tax assets will be recognized based upon all available evidence. As a result, the our effective tax rate is not affected by changes in state rates.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon cash and cash equivalents and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

We expect cash flows from operations and our cash and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months. In the future, we may obtain a credit facility depending on market conditions and our current needs.

During the second quarter of 2011, we redeemed $20.0 million aggregate principal amount of our Senior Notes for approximately $20.7 million in cash plus accrued interest.

Capital Resources

Cash and cash equivalents were approximately $50.3 million as of March 31, 2011 compared to cash and cash equivalents of $52.9 million as of December 31, 2010. The decrease in cash and cash equivalents of $2.6 million was primarily due to a repurchase of our senior notes of $2.7 million during the three months ended March 31, 2011.

As of March 31, 2011, we had outstanding $98.8 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis. We were in compliance with the debt covenant requirements at March 31, 2011 and December 31, 2010.

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2011 of $1.1 million consists of our net loss of $1.7 million, adjusted for non-cash charges of $5.9 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and stock-based compensation, and a $151,000 increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $3.2 million of payments for broadcast rights.

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

Net cash used in investing activities

During the three months ended March 31, 2011, cash flows used in investing activities of $747,000 consisted primarily of $743,000 in purchases of property, plant and equipment.

During the three months ended March 31, 2010, cash flows used in investing activities consisted primarily of $3.3 million in purchases of property, plant and equipment, offset by $75,000 from the consolidation of an equity investee.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2011 was $3.0 million primarily due to the retirement of $2.6 million aggregate principal amount of our Senior Notes for total consideration of $2.7 million and net share settlement for employee stock compensation tax withholding obligations of $349,000.

Net cash used in financing activities for the three months ended March 31, 2010 was $145,000, which was comprised of payments on capital lease agreements and net share settlement for employee stock compensation tax withholding obligations.

Description of Indebtedness

At March 31, 2011, we had $98.8 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

The indenture governing our Senior Notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with the debt covenant requirements at March 31, 2011 and December 31, 2010.

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing.

Recent Accounting Pronouncements

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued before the end of 2011. We have not yet evaluated the impact, if any, this proposed standard will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding activities.

At March 31, 2011 and December 31, 2010, all of our debt was at a fixed rate and totaled $98.8 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2011 was approximately $101.5 million, which was approximately $2.7 million more than its carrying value. The estimated fair value of our long-term debt at December 31, 2010 was approximately $104.2 million, which was approximately $2.8 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of March 31, 2011, amounted to $2.7 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 8, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1+	Summary of Non-Employee Director Equity Compensation Program (filed herewith).

10.2+	Form of Restricted Stock Unit Award Notice and Agreement for grants made to non-employee directors pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: May 10, 2011	/S/ HASSAN N. NATHA
Hassan N. Natha Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Summary of Non-Employee Director Equity Compensation Program (filed herewith).

10.2+	Form of Restricted Stock Unit Award Notice and Agreement for grants made to non-employee directors pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.