Form 10-Q
period 2011-06-30
FISHER COMMUNICATIONS INC
filed 2011-08-03
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1.25 par value, outstanding as of July 28, 2011: 8,827,709

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per-share amounts)	2011	2010	2011	2010
Revenue	$40,350	$40,396	$77,902	$75,396

Operating expenses
Direct operating costs	17,217	17,453	34,891	34,393
Selling, general and administrative expenses	13,417	14,360	28,167	27,620
Amortization of broadcast rights	2,905	2,963	5,875	5,933
Depreciation and amortization	2,672	3,682	5,330	7,318
Gain on sale of real estate, net	(4,089)	—	(4,089)	—
Plaza fire reimbursements, net	(105)	(309)	(183)	(400)
Gain on asset exchange, net	—	(842)	—	(1,782)

Total operating expenses	32,017	37,307	69,991	73,082

Income from continuing operations	8,333	3,089	7,911	2,314
Loss on extinguishment of senior notes, net	(948)	(72)	(1,058)	(72)
Other income, net	100	106	180	163
Interest expense	(1,878)	(2,590)	(4,125)	(5,262)

Income (loss) from continuing operations before income taxes	5,607	533	2,908	(2,857)
Provision (benefit) for income taxes	2,065	252	1,085	(983)

Income (loss) from continuing operations, net of income taxes	3,542	281	1,823	(1,874)
Income from discontinued operations, net of income taxes	74	47	66	23

Net income (loss)	$3,616	$328	$1,889	$(1,851)

Net income (loss) per share:
From continuing operations	$0.40	$0.03	$0.21	$(0.21)
From discontinued operations	0.01	0.01	0.01	—

Net income (loss) per share	$0.41	$0.04	$0.21	$(0.21)

Net income (loss) per share assuming dilution:
From continuing operations	$0.40	$0.03	$0.21	$(0.21)
From discontinued operations	0.01	0.01	0.01	—

Net income (loss) per share	$0.41	$0.04	$0.21	$(0.21)

Weighted average shares outstanding	8,834	8,798	8,822	8,793

Weighted average shares outstanding assuming dilution	8,895	8,830	8,892	8,793

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per-share amounts)	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$33,298	$52,945
Receivables, net	29,405	30,755
Income taxes receivable	—	1,353
Deferred income taxes, net	1,649	1,649
Prepaid expenses and other	2,456	2,863
Cash surrender value of annuity contracts	—	2,397
Television broadcast rights	2,060	7,855
Current assets held for sale	44	52

Total current assets	68,912	99,869
Cash surrender value of life insurance and annuity contracts	16,877	16,499
Goodwill, net	13,293	13,293
Intangible assets, net	40,425	40,543
Other assets	6,843	7,376
Assets held for sale	611	485
Property, plant and equipment, net	140,418	142,827

Total Assets	$287,379	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,753	$4,017
Accrued payroll and related benefits	4,187	7,896
Interest payable	1,901	2,552
Television broadcast rights payable	1,882	7,849
Income taxes payable	310	—
Current portion of accrued retirement benefits	1,117	1,117
Other current liabilities	4,783	4,388
Liabilities of business held for sale	41	27

Total current liabilities	18,974	27,846
Long-term debt	75,580	101,440
Accrued retirement benefits	18,975	18,982
Deferred income taxes, net	438	417
Other liabilities	5,723	6,981

Total liabilities	119,690	155,666

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,827,709 and 8,790,399 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11,035	10,988
Capital in excess of par	13,761	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,157)	(2,176)
Prior service cost	(80)	(100)
Retained earnings	145,130	143,241

Total Stockholders’ Equity	167,689	165,226

Total Liabilities and Stockholders’ Equity	$287,379	$320,892

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Operating activities
Net income (loss)	$1,889	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,330	7,318
Deferred income taxes	21	11
Amortization of deferred financing fees	170	217
Amortization of broadcast rights	5,875	5,933
Payments for broadcast rights	(6,057)	(6,239)
Gain on exchange of assets, net	—	(1,782)
Loss on extinguishment of senior notes, net	318	72
Loss on disposal of property, plant and equipment	52	208
Gain on sale of radio station	(48)	—
Gain on sale of real estate, net	(4,089)	—
Amortization of non-cash contract termination fee	(731)	(731)
Equity in operations of equity investee	84	—
Stock-based compensation	733	603
Change in operating assets and liabilities, net
Receivables	1,358	(1,336)
Prepaid expenses and other	408	2,639
Cash surrender value of life insurance and annuity contracts	2,019	(505)
Other assets	136	194
Accounts payable, accrued payroll and related benefits and other current liabilities	(2,595)	3,871
Interest payable	(651)	(524)
Income taxes receivable and payable	1,662	9,028
Accrued retirement benefits	31	32
Other liabilities	(428)	(370)

Net cash provided by operating activities	5,487	16,788

Investing activities
Proceeds from sale of radio station	48	—
Contribution to equity investee	(77)	—
Net cash in consolidation of equity investee	—	75
Purchase of radio stations	(113)	—
Purchase of property, plant and equipment	(3,009)	(6,120)
Proceeds from sale of real estate	4,164	—

Net cash provided by (used in) investing activities	1,013	(6,045)

Financing activities
Repurchase of senior notes	(25,860)	(17,160)
Shares settled upon vesting of stock rights	(273)	(104)
Payments on capital lease obligations	(89)	(82)
Proceeds from exercise of stock options	75	—

Net cash used in financing activities	(26,147)	(17,346)

Net decrease in cash and cash equivalents	(19,647)	(6,603)
Cash and cash equivalents, beginning of period	52,945	43,982

Cash and cash equivalents, end of period	$33,298	$37,379

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)	$3,616	$328	$1,889	$(1,851)
Other comprehensive income (loss):

Accumulated income	14	—	29	—
Effect of income taxes	(5)	—	(10)	—

Prior service cost	15	15	30	30
Effect of income taxes	(5)	(5)	(10)	(10)

Other comprehensive income	19	10	39	20

Comprehensive income (loss)	$3,635	$338	$1,928	$(1,831)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

2. Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2010 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Form 10-K, that are of significance, or potential significance, to the Company.

The Company determined its six radio stations in Great Falls, Montana met the criteria for classification as a discontinued operation as a result of the Company’s June 2011 definitive agreement to sell the stations to STARadio. In accordance with authoritative guidance, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of the radio stations have been classified as held for sale and the net results of the operations have been reclassified from continuing operations to discontinued operations. See Note 5 to the unaudited condensed consolidated financial statements for more information.

As part of its ongoing review of property, plant and equipment asset lives, the Company determined that the asset lives of certain of its machinery and equipment categories should be increased. The increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate. The Company adjusted the remaining lives of existing assets effective January 1, 2011 and as a result the Company expects that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended June 30, 2011 increased pre-tax income from continuing operations by approximately $815,000, increased net income by approximately $515,000 and increased diluted net income from continuing operations per share by $0.06. The impact of this change in estimate for the six months ended June 30, 2011 increased pre-tax income from continuing operations by approximately $1.6 million, increased net income by approximately $1.0 million and increased diluted net income from continuing operations per share by $0.11.

The unaudited condensed consolidated statement of cash flows presented in the Company’s earnings press release for the quarter ended June 30, 2011, filed as Exhibit 99.1 on the Company’s July 28, 2011 Current Report on Form 8-K has been revised to include the premium paid on the extinguishment of debt of $740,000 in cash flows from operating activities. This revision did not impact the unaudited condensed consolidated statement of operations or the unaudited condensed consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of June 30, 2011 and December 31, 2010, the reported fair value of marketable securities, using Level 1 inputs, was $1.0 million. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2011 and December 31, 2010, all of the Company’s debt was at a fixed rate and totaled $75.6 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt, using Level 2 inputs, at June 30, 2011 and December 31, 2010 was $76.9 million and $104.2 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	June 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(850)	2,710	3,560	(732)	2,828

Total intangible assets	$41,275	$(850)	$40,425	$41,275	$(732)	$40,543

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2011 was $59,000 and $118,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2010 was $59,000 and $118,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2011 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2011	$118
2012	236
2013	236
2014	236
2015	236
2016	236
Thereafter	1,412

$2,710

5. Discontinued Operations

In June 2011, the Company entered into a definitive agreement to sell its six Great Falls, Montana radio stations to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, subject to certain adjustments. While the Company is awaiting approval from the Federal Communications Commission (“FCC”) to complete the sale transaction, the Company entered into

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

a Time Brokerage Agreement (“TBA”) whereby STARadio will provide programming and related services and will sell the advertising inventory of the Company’s six small-market radio stations. The TBA remains in effect until the closing of the sale or termination of the purchase and sale agreement, whichever is earlier.

In accordance with authoritative guidance the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all reported periods, the Company reclassified to discontinued operations the results of the stations that the Company has entered into a definitive agreement to sell. These stations were previously included in the Company’s radio segment.

6. Sale of Real Estate

In June 2011, the Company completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in pre-tax net proceeds. The Company recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011.

7. Joint Sales Agreement

In December 2010, the Company entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (”NPG”), which owns and operates KIFI-TV an Idaho Falls, Idaho television station. The JSA was effective January 1, 2011. Under the JSA, NPG provides certain services supporting the operation of the Company’s television station in Idaho Falls, KIDK-TV, and sells substantially all of the station’s commercial advertising. The Company pays NPG a fixed fee pursuant to the JSA, and a performance bonus based on station performance. Contemporaneously with the JSA, the Company has entered into an option agreement with NPG, whereby NPG has a conditional option to acquire KIDK-TV from the Company until January 1, 2021, effective on the expiration or termination of the indenture governing our 8.625% Senior Notes due in 2014 (“Senior Notes”). KIDK-TV is consolidated into the Company’s unaudited condensed consolidated statements because the Company has determined that it is deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as the Company does maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

8. Extinguishment of Senior Notes

During the three months ended June 30, 2011, the Company redeemed or repurchased $23.3 million aggregate principal amount of Senior Notes for a total consideration of $23.9 million in cash plus accrued interest of $231,000. The Company recorded a loss on extinguishment of debt of $948,000, including a charge for related unamortized debt issuance costs of approximately $283,000.

During the six months ended June 30, 2011, the Company redeemed or repurchased $25.9 million aggregate principal amount of Senior Notes for a total consideration of $26.6 million in cash plus accrued interest of $309,000. The Company recorded a loss on extinguishment of debt of $1.1 million, including a charge for related unamortized debt issuance costs of $318,000.

During the three and six months ended June 30, 2010, the Company redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. The Company recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

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

As of June 30, 2011, the Company had commitments under various agreements of $32.5 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

10. Retirement Benefits

The Company has a noncontributory supplemental retirement program for former executives of the Company. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest cost	$250	$254	$500	$508
Amortization of loss	22	10	44	20

Net periodic pension cost	$272	$264	$544	$528

The discount rate used to determine net periodic pension cost was 5.22% for both the three and six month periods ended June 30, 2011. The discount rate used to determine net periodic pension cost was 5.57% for both the three and six month periods ended June 30, 2010.

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations, net of income taxes	$3,542	$281	$1,823	$(1,874)
Income from discontinued operations, net of income taxes	74	47	66	23

Net income (loss)	$3,616	$328	$1,889	$(1,851)

Weighted average shares outstanding	8,834	8,798	8,822	8,793
Weighted effect of dilutive options and rights	61	32	70	—

Weighted average shares outstanding assuming dilution	8,895	8,830	8,892	8,793

Net income (loss) per share:
From continuing operations	$0.40	$0.03	$0.21	$(0.21)
From discontinued operations	0.01	0.01	0.01	—

Net income (loss) per share	$0.41	$0.04	$0.21	$(0.21)

Net income (loss) per share assuming dilution:
From continuing operations	$0.40	$0.03	$0.21	$(0.21)
From discontinued operations	0.01	0.01	0.01	—

Net income (loss) per share	$0.41	$0.04	$0.21	$(0.21)

For the three months ended June 30, 2011, the effect of zero restricted stock rights/units and options to purchase 212,709 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the six months ended June 30, 2011, the effect of 380 restricted stock rights/units and options to purchase 212,100 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

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

12. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2011 was $433,000 and $733,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2010 was $371,000 and $603,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

13. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 37% and 34% for the six months ended June 30, 2011 and 2010, respectively.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2011 and December 31, 2010, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

The U.S. federal statute of limitations remains open for the year 2006 and onward. The IRS recently completed a field examination of the Company’s 2008 and 2009 U.S. tax returns, and the Company agreed upon and paid a final settlement of $168,000. The State of California and the State of Oregon are currently conducting an examination of the Company’s 2007 and 2008 state tax returns.

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

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Consistent with prior years, the Company recorded a full valuation allowance against the Company’s state deferred tax assets, as it is not more likely than not that a tax benefit for the deferred tax assets will be recognized based upon all available evidence. As a result, the Company’s effective tax rate is not affected by changes in state rates. At June 30, 2011 and December 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

14. Segment Information

The Company reports financial data for three segments: television, radio and Fisher Plaza. The television segment includes the operations of the Company’s 20 owned and/or operated television stations (including a 50%-owned television station) and the Company’s internet business. The radio segment includes the operations of the Company’s three radio stations and one managed radio station. The Fisher Plaza segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television and radio operations, the Company’s corporate offices and third-party tenants. The segment data includes additional allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments, and certain corporate expenses are allocated to our television and radio segments on a pro-rata basis. Other includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

Revenue for each segment is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Television	$30,934	$31,063	$60,035	$57,648
Radio	5,674	5,964	10,532	10,878
Fisher Plaza	3,811	3,475	7,508	6,993
Other	(69)	(106)	(173)	(123)

	$40,350	$40,396	$77,902	$75,396

For the three and six months ended June 30, 2011 intercompany sales amounted to $69,000 and $173,000, respectively, relating primarily to sales between the Company’s television and radio segments. For the three and six months ended June 30, 2010 intercompany sales amounted to $106,000 and $123,000, respectively, relating primarily to sales between the Company’s television and radio segments.

Income (loss) from continuing operations for each segment is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Television	$4,517	$4,243	$6,844	$4,958
Radio	1,410	713	1,268	642
Fisher Plaza	2,282	1,901	4,340	3,472
Other	124	(3,768)	(4,541)	(6,758)

	$8,333	$3,089	$7,911	$2,314

Total assets for each segment are as follows (in thousands):

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	June 30, 2011	December 31, 2010
Television	$109,243	$141,707
Radio	13,739	14,483
Fisher Plaza	106,005	108,271
Other	57,737	55,894

	286,724	320,355
Assets held for sale	655	537

	$287,379	$320,892

15. Plaza Fire Reimbursements, Net

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements are considered probable and certain. During the three and six months ended June 30, 2011, the Company recorded net reimbursements of $105,000 and $183,000, respectively, which is included in Plaza fire reimbursements, net on the Company’s unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2010, the Company recorded net reimbursements of $309,000 and $400,000, respectively. In total, the Company incurred approximately $6.8 million in cash expenditures related to the Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $6.0 million, which represents substantially all of the Company’s expected reimbursements.

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

The Company recognized a gain of $842,000 and $1.8 million for the three and six months ended June 30, 2010, respectively, which is included in gain on asset exchange, net on the Company’s unaudited condensed consolidated statement of operations. The gain represents the amount of the substitute equipment put into use during the quarter, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow. The Company did not recognize a gain for the three and six months ended June 30, 2011.

At June 30, 2011, the Company had approximately $84,000 of the substitute equipment that had been received but not yet installed. The $84,000 is recorded as deferred gain in other current liabilities on the Company’s unaudited condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s unaudited condensed consolidated statement of operations.

17. Financial Information for Guarantors

At June 30, 2011, the Company had $75.6 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company.

Presented below are unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. Also presented are the unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. The unaudited condensed consolidated information is presented for the Company with its investments in consolidated subsidiaries accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$40,350	$—	$40,350
Operating expenses
Direct operating costs	130	17,285	(198)	17,217
Selling, general and administrative expenses	4,340	8,879	198	13,417
Amortization of program rights	—	2,905	—	2,905
Depreciation and amortization	283	2,389	—	2,672
Gain on sale of real estate, net	(4,089)	—	—	(4,089)
Plaza fire reimbursements, net	—	(105)	—	(105)

Total operating expenses	664	31,353	—	32,017

Income (loss) from continuing operations	(664)	8,997	—	8,333
Loss on extinguishment of senior notes, net	(948)	—	—	(948)
Other income, net	107	(7)	—	100
Equity in income of consolidated subsidiaries	5,650	—	(5,650)	—
Interest expense	(1,864)	(14)	—	(1,878)

Income (loss) from continuing operations before income taxes	2,281	8,976	(5,650)	5,607
Provision (benefit) for income taxes	(1,335)	3,400	—	2,065

Income (loss) from continuing operations, net of income taxes	3,616	5,576	(5,650)	3,542
Income from discontinued operations, net of income taxes	—	74	—	74

Net income (loss)	$3,616	$5,650	$(5,650)	$3,616

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$77,902	$—	$77,902
Operating expenses
Direct operating costs	273	34,606	12	34,891
Selling, general and administrative expenses	9,399	18,780	(12)	28,167
Amortization of program rights	—	5,875	—	5,875
Depreciation and amortization	550	4,780	—	5,330
Gain on sale of real estate, net	(4,089)	—	—	(4,089)
Plaza fire reimbursements, net	—	(183)	—	(183)

Total operating expenses	6,133	63,858	—	69,991

Income (loss) from continuing operations	(6,133)	14,044	—	7,911
Loss on extinguishment of senior notes, net	(1,058)	—	—	(1,058)
Other income, net	137	43	—	180
Equity in income of consolidated subsidiaries	8,880	—	(8,880)	—
Interest expense	(4,098)	(27)	—	(4,125)

Income (loss) from continuing operations before income taxes	(2,272)	14,060	(8,880)	2,908
Provision (benefit) for income taxes	(4,161)	5,246	—	1,085

Income (loss) from continuing operations, net of income taxes	1,889	8,814	(8,880)	1,823
Income from discontinued operations, net of income taxes	—	66	—	66

Net income (loss)	$1,889	$8,880	$(8,880)	$1,889

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$40,396	$—	$40,396
Operating expenses
Direct operating costs	113	17,288	52	17,453
Selling, general and administrative expenses	3,378	11,034	(52)	14,360
Amortization of program rights	—	2,963	—	2,963
Depreciation and amortization	389	3,293	—	3,682
Plaza fire reimbursements, net	—	(309)	—	(309)
Gain on asset exchange, net	—	(842)	—	(842)

Total operating expenses	3,880	33,427	—	37,307

Income (loss) from continuing operations	(3,880)	6,969	—	3,089
Loss on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	41	65	—	106
Equity in income of consolidated subsidiaries	4,610	—	(4,610)	—
Interest expense	(2,573)	(17)	—	(2,590)

Income (loss) from continuing operations before income taxes	(1,874)	7,017	(4,610)	533
Provision (benefit) for income taxes	(2,202)	2,454	—	252

Income (loss) from continuing operations, net of income taxes	328	4,563	(4,610)	281
Income from discontinued operations, net of income taxes	—	47	—	47

Net income (loss)	$328	$4,610	$(4,610)	$328

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$75,396	$—	$75,396
Operating expenses
Direct operating costs	217	34,070	106	34,393
Selling, general and administrative expenses	6,040	21,686	(106)	27,620
Amortization of program rights	—	5,933	—	5,933
Depreciation and amortization	781	6,537	—	7,318
Plaza fire reimbursements, net	—	(400)	—	(400)
Gain on asset exchange, net	—	(1,782)	—	(1,782)

Total operating expenses	7,038	66,044	—	73,082

Income (loss) from continuing operations	(7,038)	9,352	—	2,314
Loss on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	196	(33)	—	163
Equity in income of consolidated subsidiaries	6,047	—	(6,047)	—
Interest expense	(5,228)	(34)	—	(5,262)

Income (loss) from continuing operations before income taxes	(6,095)	9,285	(6,047)	(2,857)
Provision (benefit) for income taxes	(4,244)	3,261	—	(983)

Income (loss) from continuing operations, net of income taxes	(1,851)	6,024	(6,047)	(1,874)
Income from discontinued operations, net of income taxes	—	23	—	23

Net income (loss)	$(1,851)	$6,047	$(6,047)	$(1,851)

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of June 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$32,923	$375	$—	$33,298
Receivables, net	481	28,924	—	29,405
Due from affiliates	(96,143)	96,143	—	—
Deferred income taxes	468	1,181	—	1,649
Prepaid expenses and other	907	1,549	—	2,456
Television broadcast rights	—	2,060	—	2,060
Current assets held for sale	—	44	—	44

Total current assets	(61,364)	130,276	—	68,912
Investment in consolidated subsidiaries	298,311	—	(298,311)	—
Cash surrender value of life insurance and annuity contracts	16,877	—	—	16,877
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,425	—	40,425
Other assets	2,386	4,457	—	6,843
Assets held for sale	—	611	—	611
Property, plant and equipment, net	2,546	137,872	—	140,418

Total Assets	$258,756	$326,934	$(298,311)	$287,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$655	$4,098	$—	$4,753
Accrued payroll and related benefits	940	3,247	—	4,187
Interest payable	1,901	—	—	1,901
Television broadcast rights payable	—	1,882	—	1,882
Income taxes payable	(4,879)	5,189	—	310
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	1,061	3,722	—	4,783
Liabilities of business held for sale	—	41	—	41

Total current liabilities	795	18,179	—	18,974
Long-term debt	75,580	—	—	75,580
Accrued retirement benefits	18,975	—	—	18,975
Deferred income taxes	(4,105)	4,543	—	438
Other liabilities	(178)	5,901	—	5,723

Total liabilities	91,067	28,623	—	119,690

Stockholders’ Equity
Common stock	11,035	1,131	(1,131)	11,035
Capital in excess of par	13,761	164,233	(164,233)	13,761
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,157)	—	—	(2,157)
Prior service cost	(80)	—	—	(80)
Retained earnings	145,130	132,947	(132,947)	145,130

Total Stockholders’ Equity	167,689	298,311	(298,311)	167,689

Total Liabilities and Stockholders’ Equity	$258,756	$326,934	$(298,311)	$287,379

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of December 31, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$27,563	$25,382	$—	$52,945
Receivables, net	—	30,755	—	30,755
Due from affiliate	(43,724)	43,724	—	—
Income taxes receivable	16,938	(15,585)	—	1,353
Deferred income taxes	467	1,182	—	1,649
Prepaid expenses and other	1,543	1,320	—	2,863
Cash surrender value of annuity contracts	2,397	—	—	2,397
Television broadcast rights	—	7,855	—	7,855
Current assets held for sale	—	52	—	52

Total current assets	5,184	94,685	—	99,869
Investment in consolidated subsidiaries	262,372	—	(262,372)	—
Cash surrender value of life insurance and annuity contracts	16,499	—	—	16,499
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,543	—	40,543
Other assets	2,874	4,502	—	7,376
Assets held for sale	—	485	—	485
Property, plant and equipment, net	2,265	140,562	—	142,827

Total Assets	$289,194	$294,070	$(262,372)	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96	$3,921	$—	$4,017
Payroll and related benefits	3,182	4,714	—	7,896
Interest payable	2,552	—	—	2,552
Television broadcast rights payable	—	7,849	—	7,849
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	889	3,499	—	4,388
Liabilities of business held for sale	—	27	—	27

Total current liabilities	7,836	20,010	—	27,846
Long-term debt	101,440	—	—	101,440
Accrued retirement benefits	18,982	—	—	18,982
Deferred income taxes, net	(4,126)	4,543	—	417
Other liabilities	(164)	7,145	—	6,981

Total liabilities	123,968	31,698	—	155,666

Stockholders’ Equity
Common stock	10,988	1,131	(1,131)	10,988
Capital in excess of par	13,273	164,233	(164,233)	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,176)	—	—	(2,176)
Prior service cost	(100)	—	—	(100)
Retained earnings	143,241	97,008	(97,008)	143,241

Total Stockholders’ Equity	165,226	262,372	(262,372)	165,226

Total Liabilities and Stockholders’ Equity	$289,194	$294,070	$(262,372)	$320,892

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$2,907	$2,580	$—	$5,487
Investing activities
Redemption of capital	25,138	—	(25,138)	—
Proceeds from the sale of radio station	—	48	—	48
Contribution to equity investee	—	(77)	—	(77)
Purchase of radio stations	—	(113)	—	(113)
Purchases of property, plant and equipment	(791)	(2,218)	—	(3,009)
Proceeds from the sale of real estate	4,164	—	—	4,164

Net cash provided by (used in) investing activities	28,511	(2,360)	(25,138)	1,013

Financing activities
Redemption of capital	—	(25,138)	25,138	—
Repurchase of senior notes	(25,860)	—	—	(25,860)
Shares settled upon vesting of stock rights	(273)	—	—	(273)
Payments on capital lease obligations	—	(89)	—	(89)
Proceeds from exercise of stock options	75	—	—	75

Net cash used in financing activities	(26,058)	(25,227)	25,138	(26,147)

Net increase (decrease) in cash and cash equivalents	5,360	(25,007)	—	(19,647)
Cash and cash equivalents, beginning of period	27,563	25,382	—	52,945

Cash and cash equivalents, end of period	$32,923	$375	$—	$33,298

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$10,867	$5,921	$—	$16,788
Investing activities
Redemption of capital	10,000	—	(10,000)	—
Net cash in consolidation of equity investee	—	75	—	75
Purchases of property, plant and equipment	(366)	(5,754)	—	(6,120)

Net cash provided by (used in) investing activities	9,634	(5,679)	(10,000)	(6,045)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(17,160)	—	—	(17,160)
Shares settled upon vesting of stock rights	(104)			(104)
Payments on capital lease obligations	—	(82)	—	(82)

Net cash used in financing activities	(17,264)	(10,082)	10,000	(17,346)

Net increase (decrease) in cash and cash equivalents	3,237	(9,840)	—	(6,603)
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$12,077	$25,302	$—	$37,379

18. Subsequent Event

In July 2011, the Company redeemed or repurchased $6.3 million aggregate principal amount of Senior Notes for approximately $6.5 million in cash excluding accrued interest. An estimated net loss on extinguishment of debt of $248,000 will be recorded in the third quarter of 2011.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended June 30, 2011, compared with the corresponding periods in 2010.

Overview

We are an integrated media company. We own or operate 13 full power (including a 50%-owned television station) and seven low power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. We lease a majority of the space at Fisher Plaza to a variety of unaffiliated companies.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television broadcasting revenue in the first half of 2011 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks; six of our television stations are affiliated with Univision (Spanish language); and the remainder of our television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreement with FOX Television Network for KBFX-CA in Bakersfield, California, expired in June 2010. We are currently operating under the terms of the expired agreement as we continue negotiations with FOX on the terms of a new agreement. Our affiliation agreement with Univision expires in September 2011. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of June 30, 2011 and December 31, 2010, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and six months ended June 30, 2011 and 2010.

Time Brokerage Agreement and Sale of Great Fall Radio Stations. In June 2011, we entered into a definitive agreement to sell our six Great Falls, Montana radio stations to STARadio Corp. (“STARadio”) for $1.8 million, subject to certain adjustments. While we are awaiting approval from the Federal Communications Commission (“FCC”) to complete the sale transaction, we entered into a Time Brokerage Agreement (“TBA”) whereby STARadio will provide programming and related services and will sell the advertising inventory of the radio stations. The TBA remains in effect until the closing of the sale or termination of the purchase and sale agreement, whichever is earlier.

In accordance with authoritative guidance we have reported the results of operations of these small-market stations as discontinued operations in the unaudited consolidated condensed financial statements. For all reported periods, we reclassified to discontinued operations the results of the stations that we have entered into a definitive agreement to sell. These stations were previously included in our radio segment.

Sale of real estate. In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations and received $4.2 million in pre-tax net proceeds. We recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011.

Joint Sales Agreement. In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (”NPG”), which owns and operates KIFI-TV, an Idaho Falls, Idaho television station. The JSA was effective January 1, 2011. Under the JSA, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the station’s commercial advertising. We pay NPG a fixed fee pursuant to the JSA, and a performance bonus based on station performance. Contemporaneously with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV from us until January 1, 2021, effective on the expiration or termination of the indenture governing our Senior Notes. KIDK-TV is consolidated into our unaudited condensed consolidated statements. We have determined that we are deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as we do maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

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

Repurchase of Senior Notes. In the second quarter of 2011, we redeemed or repurchased $23.3 million aggregate principal amount of our 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $23.9 million in cash plus accrued interest of $231,000. We recorded a loss on extinguishment of debt of $948,000, including a charge for related unamortized debt issuance costs, of approximately $283,000.

In the first half of 2011, we redeemed or repurchased $25.9 million aggregate principal amount of Senior Notes for a total consideration of $26.6 million in cash plus accrued interest of $309,000. We recorded a loss on extinguishment of debt of $1.1 million, including a charge for related unamortized debt issuance costs, of approximately $318,000.

In the first half of 2010, we redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

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

We determine that six radio stations in Great Falls, Montana met the criteria for classification as a discontinued operation as a result of our June 2011 definitive agreement to sell the stations to STARadio. In accordance with authoritative guidance, we have reported the results of operations of these small-market stations as discontinued operations in the unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of the radio stations have been classified as held for sale and the net results of the operations have been reclassified from continuing operations to discontinued operations. See Note 5 to the unaudited condensed consolidated financial statements for more information.

As part of our ongoing review of property, plant and equipment asset lives, we determined that the asset lives of certain machinery and equipment categories should be increased. The increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate. We adjusted the remaining lives of existing assets effective January 1, 2011 and as a result we expect that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended June 30, 2011 increased our pre-tax income from continuing operations by approximately $815,000, increased our net income by approximately $515,000 and increased our diluted net income from continuing operations per share by $0.06. The impact of this change in estimate for the six months ended June 30, 2011 increased our pre-tax income from continuing operations by approximately $1.6 million, increased our net income by approximately $1.0 million and increased our diluted net income from continuing operations per share by $0.11.

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of our three radio stations and one managed radio station. The Fisher Plaza segment consists of the operations of Fisher Plaza, a retail, office and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices and third-party tenants. Fisher-owned entities that reside at Fisher Plaza do not pay rent or common area maintenance expenses. The segment data includes an allocation of depreciation and certain operating expenses from Fisher Plaza to our television and radio segments, and certain corporate expenses are allocated to our television and radio segments on a pro-rata basis. The other segment includes corporate and administrative expenses that are not attributable to the operations of the television, radio or Fisher Plaza segments.

The following table sets forth our results of operations for the three and six months ended June 30, 2011 and 2010, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
(in thousands)	2011	2010	$	%	2011	2010	$	%
Revenue
Television	$30,934	$31,063	$(129)	0%	$60,035	$57,648	$2,387	4%
Radio	5,674	5,964	(290)	-5%	10,532	10,878	(346)	-3%
Fisher Plaza	3,811	3,475	336	10%	7,508	6,993	515	7%
Other	(69)	(106)	37	35%	(173)	(123)	(50)	-41%

Consolidated	40,350	40,396	(46)	0%	77,902	75,396	2,506	3%
Direct operating costs
Television	13,698	13,500	198	1%	27,521	26,532	989	4%
Radio	2,296	2,505	(209)	-8%	4,833	4,845	(12)	0%
Fisher Plaza	746	931	(185)	-20%	1,583	1,948	(365)	-19%
Other	477	517	(40)	-8%	954	1,068	(114)	-11%

Consolidated	17,217	17,453	(236)	-1%	34,891	34,393	498	1%
Selling, general and administrative expenses
Television	8,279	8,849	(570)	-6%	16,708	17,275	(567)	-3%
Radio	1,847	2,581	(734)	-28%	4,186	5,046	(860)	-17%
Fisher Plaza	122	79	43	54%	238	320	(82)	-26%
Other	3,169	2,851	318	11%	7,035	4,979	2,056	41%

Consolidated	13,417	14,360	(943)	-7%	28,167	27,620	547	2%
Amortization of program rights
Television	2,905	2,963	(58)	-2%	5,875	5,933	(58)	-1%

Consolidated	2,905	2,963	(58)	-2%	5,875	5,933	(58)	-1%
Depreciation and amortization
Television	1,535	2,350	(815)	-35%	3,087	4,732	(1,645)	-35%
Radio	121	165	(44)	-27%	245	345	(100)	-29%
Fisher Plaza	766	873	(107)	-12%	1,530	1,653	(123)	-7%
Other	250	294	(44)	-15%	468	588	(120)	-20%

Consolidated	2,672	3,682	(1,010)	-27%	5,330	7,318	(1,988)	-27%
Gain on sale of real estate, net
Other	(4,089)	—	(4,089)	—	(4,089)	—	(4,089)	—

Consolidated	(4,089)	—	(4,089)	—	(4,089)	—	(4,089)	—
Plaza fire reimbursements, net
Fisher Plaza	(105)	(309)	204	66%	(183)	(400)	217	54%

Consolidated	(105)	(309)	204	66%	(183)	(400)	217	54%
Gain on asset exchange, net
Television	—	(842)	842	100%	—	(1,782)	1,782	100%

Consolidated	—	(842)	842	100%	—	(1,782)	1,782	100%
Income (loss) from continuing operations
Television	4,517	4,243	274	6%	6,844	4,958	1,886	38%
Radio	1,410	713	697	98%	1,268	642	626	98%
Fisher Plaza	2,282	1,901	381	20%	4,340	3,472	868	25%
Other	124	(3,768)	3,892	103%	(4,541)	(6,758)	2,217	33%

Consolidated	8,333	3,089	5,244	170%	7,911	2,314	5,597	242%
Loss on extinguishment of senior notes, net	(948)	(72)	(876)	-1217%	(1,058)	(72)	(986)	-1369%
Other income, net	100	106	(6)	-6%	180	163	17	10%
Interest expense	(1,878)	(2,590)	712	27%	(4,125)	(5,262)	1,137	22%

Income (loss) from continuing operations before income taxes	5,607	533	5,074	952%	2,908	(2,857)	5,765	202%
Provision (benefit) for income taxes	2,065	252	1,813	719%	1,085	(983)	2,068	210%

Income (loss) from continuing operations, net of income taxes	3,542	281	3,261	1160%	1,823	(1,874)	3,697	197%
Income from discontinued operations, net of income taxes	74	47	27	57%	66	23	43	185%

Net income (loss)	$3,616	$328	$3,288	1002%	$1,889	$(1,851)	$3,740	202%

Comparison of three and six months ended June 30, 2011 and 2010

Revenue

The following table sets forth our main types of revenue by segment for the three and six months ended June 30, 2011 and 2010;

	Three months ended June 30,					Six months ended June 30,
	2011	% change	% total revenue	2010	% total revenue	2011	% change	% total revenue	2010
Core advertising (local and national)	$24,052	3%	60%	$23,314	58%	$46,803	6%	60%	$44,266
Political	266	-82%	1%	1,498	4%	354	-84%	0%	2,250
Internet	1,372	66%	3%	826	2%	2,550	76%	3%	1,449
Retransmission	3,315	1%	8%	3,296	8%	6,617	11%	8%	5,940
Trade, barter and other	1,929	-9%	5%	2,129	5%	3,711	-1%	5%	3,743

TV	30,934	0%	77%	31,063	77%	60,035	4%	77%	57,648
Core advertising (local and national)	5,276	-6%	13%	5,585	14%	9,892	-3%	13%	10,218
Political	94	65%	0%	57	0%	127	21%	0%	105
Trade, barter and other	304	-6%	1%	322	1%	513	-8%	1%	555

Radio	5,674	-5%	14%	5,964	15%	10,532	-3%	14%	10,878
Plaza	3,811	10%	9%	3,475	9%	7,508	7%	10%	6,993
Other	(69)	-35%	0%	(106)	0%	(173)	41%	0%	(123)

Total Revenue	$40,350	0%	100%	$40,396	100%	$77,902	3%	100%	$75,396

Television. Television revenue decreased $129,000 in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to a decrease in political spending, partially offset by an increase in core advertising, retransmission revenue and continued growth in internet advertising.

Television revenue increased $2.4 million, or 4%, in the six months ended June 30, 2011 compared to the same period in 2010, primarily due to increases in core advertising, retransmission revenue and continued growth in internet advertising, partially offset by a decrease in political spending.

Automotive-related advertising, one of our largest advertising categories, decreased 2% for the three months ended June 30, 2011 as compared to the same period in 2010. Professional services-related advertising stayed flat and telecommunications and retail increased 9% and 1%, respectively, compared to the same period in 2010.

Automotive-related advertising increased 11% for the six months ended June 30, 2011 as compared to the same period in 2010. Other advertising categories including telecommunications (increased 8%), professional services (increased 3%) and retail (increased 1%) have also shown improvement as compared to the same period in 2010.

Revenue from our ABC-affiliated stations increased 1% and 4% in the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to increases in core local and national advertising offset by a decrease in political revenue. Revenue from our CBS-affiliated stations decreased 5% and 2% in the three and six months ended June 30, 2011 compared to the same periods in 2010, as a result of a decline in political and national advertising, partially offset by an increase in local advertising.

Radio. Radio revenue declined by 5% and 3% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to a decrease in core advertising, which was impacted by the format change at KVI and the wind down of our agreement with KING FM, which expired second quarter 2011.

Fisher Plaza. Revenue increased 10% and 7% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to increased rental revenue and increased fees for our telecom facilities. As of June 30, 2011, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $198,000 and $989,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase primarily reflects an increase in costs related to the continued development and expansion of our internet business.

Direct operating costs for the radio segment decreased $209,000 and $12,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease was primarily due to a decrease in LMA fees as a result of the wind down of our agreement with KING FM offset by an increase in advertising for our Seattle Radio stations.

Direct operating costs decreased at Fisher Plaza $185,000 and $365,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to timing of planned maintenance activities.

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

Selling, general and administrative expenses

Selling, general and administrative expenses in our television segment decreased $570,000 and $567,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 as a result of a reduction in compensation costs and a credit related to the change in our vacation policy.

The decrease of $734,000 and $860,000 in selling, general and administrative expenses in our radio segment in the three and six months ended June 30, 2011, respectively, compared to the same period in 2010 was primarily due to a decrease in compensation costs related to our format change in late 2010 at KVI and a credit related to the change in our vacation policy.

Selling, general and administrative expenses increased $43,000 and decreased $82,000 at Fisher Plaza in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in the first half of 2011 compared to the same period in 2010 is due to a loss on disposal of assets that was incurred in 2010.

Other selling, general and administrative expenses increased $318,000 and $2.1 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to costs incurred as a result of the proxy contest initiated by FrontFour Capital Group of $1.6 million, employer contributions to the defined contribution plan, severance costs and costs associated with our accrued retirement benefits plan.

Amortization of program rights

Amortization of program rights for our television segment decreased $58,000 in both the three and six months ended June 30, 2011 compared to the same periods in 2010.

Depreciation and amortization

Depreciation and amortization for our television segment decreased $815,000 and $1.6 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the change in fixed asset lives and significantly lower capital expenditures in 2011. Refer to Note 2 of our unaudited condensed consolidated financial statements for further discussion of the change in fixed asset lives.

Depreciation and amortization for our radio segment decreased $44,000 and $100,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the change in fixed asset lives.

Depreciation and amortization for our Fisher Plaza segment decreased $107,000 and $123,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to certain assets reaching the end of their depreciable lives.

Other depreciation and amortization decreased $44,000 and $120,000 in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the change in fixed asset lives.

Gain on sale of real estate, net

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations resulting in net proceeds of $4.2 million. We recognized a gain on sale of real estate, net of $4.1 million for the three and six months ended June 30, 2011.

Plaza fire reimbursements, net

Plaza fire reimbursements, net of $105,000 and $183,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three and six months ended June 30, 2011, respectively. Net insurance reimbursements of $309,000 and $400,000 were received in the three and six months ended June 30, 2010, respectively.

Gain on asset exchange, net

Gain on asset exchange, net was $842,000 and $1.8 million for the three and six months ended June 30, 2010, respectively. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded.

Loss on extinguishment of senior notes, net

During the three months ended June 30, 2011, we redeemed or repurchased $23.3 million aggregate principal amount of Senior Notes for a total consideration of $23.9 million in cash plus accrued interest of $231,000. We recorded a loss on extinguishment of debt of $948,000, including a charge for related unamortized debt issuance costs, of approximately $283,000.

During the six months ended June 30, 2011, we redeemed or repurchased $25.9 million aggregate principal amount of Senior Notes for a total consideration of $26.6 million in cash plus accrued interest of $309,000. We recorded a loss on extinguishment of debt of $1.1 million, including a charge for related unamortized debt issuance costs, of approximately $318,000.

During the three and six months ended June 30, 2010, we redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three and six months ended June 30, 2011, other income, net, decreased $6,000 and increased $17,000, respectively compared to the same periods in 2010. The increase in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to an insurance reimbursement received in March 2011.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three and six months ended June 30, 2011 decreased $712,000 and $1.1 million, respectively, from the same periods in 2010, primarily due to the decline in the outstanding principal balance following our redemption or repurchase of Senior Notes during 2010 and 2011.

Provision (benefit) for income taxes

Our effective tax rate was 37% and 34% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items, including federal or state tax audit adjustments. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Consistent with prior years, we recorded a full valuation allowance against our state deferred tax assets, as it is not more likely than not that a tax benefit for the deferred tax assets will be recognized based upon all available evidence. As a result, our effective tax rate is not affected by changes in state rates.

Income from discontinued operations, net of income taxes

The income from discontinued operations is related to our small market radio stations held for sale as of June 30, 2011, and is presented net of income taxes. See Note 5 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

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

In the first half of 2011, we redeemed or repurchased $25.9 million aggregate principal amount of Senior Notes for a total consideration of $26.6 million in cash plus accrued interest of $309,000.

In July 2011, we redeemed or repurchased $6.3 million aggregate principal amount of Senior Notes for approximately $6.5 million in cash excluding accrued interest.

Capital Resources

Cash and cash equivalents were approximately $33.3 million as of June 30, 2011 compared to cash and cash equivalents of $52.9 million as of December 31, 2010. The decrease in cash and cash equivalents of $19.6 million was primarily due to a redemption or repurchase of Senior Notes for a total consideration of $26.6 million during the six months ended June 30, 2011.

As of June 30, 2011, we had outstanding $75.6 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis. We were in compliance with the debt covenant requirements at June 30, 2011 and December 31, 2010.

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2011 of $5.5 million consists of our net income of $1.9 million, adjusted for non-cash charges of $7.8 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights, gain on sale of real estate, stock-based compensation and premium paid upon redemption or repurchase of our Senior Notes, and a $1.9 million increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $6.1 million of payments for broadcast rights.

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

Net cash provided by (used in) investing activities

During the six months ended June 30, 2011, cash flows provided by investing activities of $1.0 million consisted primarily of proceeds received from the sale of real estate of $4.2 million, partially offset by $3.0 million in purchases of property, plant and equipment.

During the six months ended June 30, 2010, cash flows used in investing activities consisted primarily of $6.0 million in purchases of property, plant and equipment, offset by $75,000 from the consolidation of a non-controlling interest.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2011 was $26.1 million primarily due to the redemption or repurchase of $25.9 million aggregate principal amount of Senior Notes, net share settlement for employee stock compensation tax withholding obligations of $273,000 and payments on capital lease agreements, partially offset by proceeds from exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2010 was $17.3 million, primarily due to the redemption or retirement of $17.4 million aggregate principal amount of Senior Notes for total consideration of $17.2 million in cash, payments on capital lease agreements and net share settlement of stock compensation tax obligations for employees.

Description of Indebtedness

At June 30, 2011, we had $75.6 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

The indenture governing our Senior Notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with the debt covenant requirements at June 30, 2011 and December 31, 2010.

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

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, other comprehensive income must be reported in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate, but consecutive statements. This guidance is effective for our fiscal year beginning January 1, 2012. We do not expect the guidance to impact our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding activities.

At June 30, 2011 and December 31, 2010, all of our debt was at a fixed rate and totaled $75.6 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2011 was approximately $76.9 million, which was approximately $1.3 million more than its carrying value. The estimated fair value of our long-term debt at December 31, 2010 was approximately $104.2 million, which was approximately $2.8 million more than its carrying value. Market risk is estimated as the potential change in fair market value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2011, amounted to $2.1 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended Bylaws as of May 11, 2011 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: August 3, 2011	/S/ HASSAN N. NATHA
Hassan N. Natha Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended Bylaws as of May 11, 2011 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.