Form 10-Q
period 2011-09-30
FISHER COMMUNICATIONS INC
filed 2011-11-08
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, $1.25 par value, outstanding as of November 2, 2011: 8,829,490

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per-share amounts)	2011	2010	2011	2010
Revenue	$39,700	$41,831	$117,602	$117,227

Operating expenses
Direct operating costs	17,704	17,441	52,595	51,834
Selling, general and administrative expenses	12,642	13,720	40,809	41,340
Amortization of broadcast rights	2,449	2,953	8,324	8,886
Depreciation and amortization	2,697	3,525	8,027	10,843
Gain on sale of real estate, net	—	—	(4,089)	—
Plaza fire reimbursements, net	(40)	(2,919)	(223)	(3,319)
Gain on asset exchange, net	—	(275)	—	(2,057)

Total operating expenses	35,452	34,445	105,443	107,527

Income from continuing operations	4,248	7,386	12,159	9,700
Loss on extinguishment of senior notes, net	(298)	—	(1,356)	(72)
Other income, net	34	31	214	194
Interest expense	(1,572)	(2,368)	(5,697)	(7,630)

Income from continuing operations before income taxes	2,412	5,049	5,320	2,192
Provision for income taxes	893	1,785	1,978	802

Income from continuing operations, net of income taxes	1,519	3,264	3,342	1,390
Income (loss) from discontinued operations, net of income taxes	(75)	56	(9)	79

Net income	$1,444	$3,320	$3,333	$1,469

Net income (loss) per share:
From continuing operations	$0.17	$0.37	$0.38	$0.16
From discontinued operations	(0.01)	0.01	—	0.01

Net income per share	$0.16	$0.38	$0.38	$0.17

Net income (loss) per share assuming dilution:
From continuing operations	$0.17	$0.37	$0.38	$0.16
From discontinued operations	(0.01)	0.01	(0.01)	0.01

Net income per share	$0.16	$0.38	$0.37	$0.17

Weighted average shares outstanding	8,836	8,801	8,827	8,797

Weighted average shares outstanding assuming dilution	8,900	8,845	8,898	8,837

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
(in thousands, except share and per-share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$27,286	$52,945
Receivables, net	28,992	30,755
Income taxes receivable	92	1,353
Deferred income taxes, net	1,649	1,649
Prepaid expenses and other	2,072	2,863
Cash surrender value of annuity contracts	—	2,397
Television broadcast rights	9,325	7,855
Current assets held for sale	23	52

Total current assets	69,439	99,869
Cash surrender value of life insurance and annuity contracts	17,077	16,499
Goodwill, net	13,293	13,293
Intangible assets, net	40,366	40,543
Other assets	6,439	7,376
Assets held for sale	611	485
Property, plant and equipment, net	140,119	142,827

Total Assets	$287,344	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,686	$4,017
Accrued payroll and related benefits	5,035	7,896
Interest payable	240	2,552
Television broadcast rights payable	8,970	7,849
Income taxes payable	1,250	—
Current portion of accrued retirement benefits	1,117	1,117
Other current liabilities	7,239	4,388
Liabilities of business held for sale	28	27

Total current liabilities	26,565	27,846
Long-term debt	66,834	101,440
Accrued retirement benefits	18,956	18,982
Deferred income taxes, net	448	417
Other liabilities	4,953	6,981

Total liabilities	117,756	155,666

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,829,490 and 8,790,399 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11,037	10,988
Capital in excess of par	14,195	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,147)	(2,176)
Prior service cost	(71)	(100)
Retained earnings	146,574	143,241

Total Stockholders’ Equity	169,588	165,226

Total Liabilities and Stockholders’ Equity	$287,344	$320,892

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Operating activities
Net income	$3,333	$1,469
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,027	10,843
Deferred income taxes	31	(135)
Amortization of deferred financing fees	235	312
Amortization of broadcast rights	8,324	8,886
Payments for broadcast rights	(8,688)	(9,103)
Gain on exchange of assets, net	—	(2,057)
Loss on extinguishment of senior notes, net	416	72
Loss on disposal of property, plant and equipment	75	215
Gain on sale of radio station	(48)	—
Gain on sale of real estate, net	(4,089)	—
Amortization of non-cash contract termination fee	(1,096)	(1,096)
Equity in operations of equity investee	188	41
Stock-based compensation	1,174	958
Change in operating assets and liabilities, net
Receivables	1,791	(1,419)
Prepaid expenses and other	791	256
Cash surrender value of life insurance and annuity contracts	1,819	(692)
Other assets	203	(46)
Accounts payable, accrued payroll and related benefits and other current liabilities	(1,593)	6,161
Interest payable	(2,312)	(2,782)
Income taxes receivable and payable	2,514	10,993
Accrued retirement benefits	31	45
Other liabilities	(783)	(507)

Net cash provided by operating activities	10,343	22,414

Investing activities
Proceeds from sale of radio station	48	—
Contribution to equity investee	(88)	(23)
Net cash in consolidation of equity investee	—	75
Purchase of radio stations	(113)	—
Purchase of property, plant and equipment	(5,070)	(8,854)
Proceeds from sale of real estate	4,164	—

Net cash used in investing activities	(1,059)	(8,802)

Financing activities
Repurchase of senior notes	(34,606)	(17,160)
Shares settled upon vesting of stock rights	(278)	(104)
Payments on capital lease obligations	(134)	(124)
Proceeds from exercise of stock options	75	—

Net cash used in financing activities	(34,943)	(17,388)

Net decrease in cash and cash equivalents	(25,659)	(3,776)
Cash and cash equivalents, beginning of period	52,945	43,982

Cash and cash equivalents, end of period	$27,286	$40,206

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$1,444	$3,320	$3,333	$1,469

Other comprehensive income:

Accumulated income	15	—	44	—
Effect of income taxes	(5)	—	(15)	—

Prior service cost	15	15	45	45
Effect of income taxes	(6)	(5)	(16)	(15)

Other comprehensive income	19	10	58	30

Comprehensive income	$1,463	$3,330	$3,391	$1,499

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

Certain reclassifications have been made to the condensed consolidated financial statements in the prior year to conform to the current year presentation.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2010 Form 10-K. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Form 10-K, that are of significance, or potential significance, to the Company.

The Company determined its six radio stations in Great Falls, Montana met the criteria for classification as a discontinued operation because of the Company’s June 2011 definitive agreement to sell the stations to STARadio Corp. In accordance with authoritative guidance, the Company has reported the results of operations of these small-market stations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of the radio stations have been classified as held for sale and the net results of the operations have been reclassified from continuing operations to discontinued operations. See Note 5 to the unaudited condensed consolidated financial statements for more information.

As part of its ongoing review of property, plant and equipment asset lives, the Company determined that the asset lives of certain of its machinery and equipment categories should be increased. The increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate. The Company adjusted the remaining lives of existing assets effective January 1, 2011 and as a result the Company expects that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended September 30, 2011 increased pre-tax income from continuing operations by approximately $815,000, increased net income by approximately $514,000 and increased diluted net income from continuing operations per share by $0.06. The impact of this change in estimate for the nine months ended September 30, 2011 increased pre-tax income from continuing operations by approximately $2.4 million, increased net income by approximately $1.5 million and increased diluted net income from continuing operations per share by $0.17.

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

Assets and liabilities measured at fair value on a recurring basis consist solely of marketable securities. As of September 30, 2011 and December 31, 2010, the reported fair value of marketable securities, using Level 1 inputs, was $931,000 and $1.0 million, respectively. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets.

As of September 30, 2011 and December 31, 2010, all of the Company’s debt was at a fixed rate and totaled $66.8 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt, using Level 2 inputs, at September 30, 2011 and December 31, 2010 was $67.3 million and $104.2 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

4.	Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	September 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(909)	2,651	3,560	(732)	2,828

Total intangible assets	$41,275	$(909)	$40,366	$41,275	$(732)	$40,543

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2011 was $59,000 and $177,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2010 was $60,000 and $177,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2011 and each of the next five years and thereafter (in thousands):

Year ending December 31,
2011	$59
2012	236
2013	236
2014	236
2015	236
2016	236
Thereafter	1,412

$2,651

5.	Discontinued Operations

In June 2011, the Company entered into a definitive agreement to sell its six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, subject to certain adjustments. The Company entered into a Time Brokerage Agreement (“TBA”) whereby STARadio will provide programming and related services and will sell the advertising inventory of the Montana Stations. The TBA remains in effect until the closing of the sale or termination of the purchase and sale agreement, whichever is earlier.

In accordance with authoritative guidance the Company has reported the results of operations of the Montana Stations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all reported periods, the Company reclassified to discontinued operations the results of the Montana Stations. The Montana Stations were previously included in the Company’s radio segment.

6.	Sale of Real Estate

In June 2011, the Company completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in pre-tax net proceeds. The Company recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net on the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2011.

7.	Joint Sales Agreement

In December 2010, the Company entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), which owns and operates KIFI-TV an Idaho Falls, Idaho television station. The JSA was effective January 1, 2011. Under the JSA, NPG provides certain services supporting the operation of the Company’s television station in Idaho Falls, KIDK-TV, and sells substantially all of the station’s commercial advertising. The Company pays NPG a fixed fee pursuant to the JSA, and a performance bonus based on station performance. Contemporaneously with the JSA, the Company has entered into an option agreement with NPG, whereby NPG has a conditional option to acquire KIDK-TV from the Company until January 1, 2021, effective on the expiration or termination of the indenture governing our 8.625% Senior Notes due in 2014 (“Senior Notes”). KIDK-TV is consolidated into the Company’s unaudited condensed consolidated statements because the Company has determined that it is deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as the Company does maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

8.	Extinguishment of Senior Notes

During the three months ended September 30, 2011, the Company redeemed or repurchased $8.7 million aggregate principal amount of Senior Notes for a total consideration of $8.9 million in cash plus accrued interest of $263,000. The Company recorded a loss on extinguishment of debt of $298,000, including a charge for related unamortized debt issuance costs of approximately $98,000.

During the nine months ended September 30, 2011, the Company redeemed or repurchased $34.6 million aggregate principal amount of Senior Notes for a total consideration of $35.5 million in cash plus accrued interest of $572,000. The Company recorded a loss on extinguishment of debt of $1.4 million, including a charge for related unamortized debt issuance costs of $416,000.

During the nine months ended September 30, 2010, the Company redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. The Company recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

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

As of September 30, 2011, the Company had commitments under various agreements of $26.1 million for future rights to broadcast television programs, rights to sell available advertising time on third party radio stations and commitments under certain network affiliate agreements.

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest cost	$250	$254	$750	$762
Amortization of loss	22	10	66	30

Net periodic pension cost	$272	$264	$816	$792

The discount rate used to determine net periodic pension cost was 5.22% for both the three and nine month periods ended September 30, 2011. The discount rate used to determine net periodic pension cost was 5.57% for both the three and nine month periods ended September 30, 2010.

11.	Income per share

Net income per share is based upon the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based upon the weighted average number of shares and share equivalents outstanding, including the potentially dilutive impact of stock options and restricted stock rights/units issued under the Company’s incentive plans. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net income per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended September 30,		Nine months ended September 30
	2011	2010	2011	2010
Income from continuing operations, net of income taxes	$1,519	$3,264	$3,342	$1,390
Income (loss) from discontinued operations, net of income taxes	(75)	56	(9)	79

Net income	$1,444	$3,320	$3,333	$1,469

Weighted average shares outstanding	8,836	8,801	8,827	8,797
Weighted effect of dilutive options and rights	64	44	71	40

Weighted average shares outstanding assuming dilution	8,900	8,845	8,898	8,837

Net income (loss) per share:
From continuing operations	$0.17	$0.37	$0.38	$0.16
From discontinued operations	(0.01)	0.01	—	0.01

Net income per share	$0.16	$0.38	$0.38	$0.17

Net income (loss) per share assuming dilution:
From continuing operations	$0.17	$0.37	$0.38	$0.16
From discontinued operations	(0.01)	0.01	(0.01)	0.01

Net income per share	$0.16	$0.38	$0.37	$0.17

For the three months ended September 30, 2011, the effect of zero restricted stock rights/units and options to purchase 204,994 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-

dilutive. For the nine months ended September 30, 2011, the effect of 53 restricted stock rights/units and options to purchase 209,706 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

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

Stock-based compensation expense for the three and nine months ended September 30, 2011 was $442,000 and $1,174,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2010 was $355,000 and $958,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

13.	Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 36.3% and 36.6% for the nine months ended September 30, 2011 and 2010, respectively.

The Company recognizes tax expense related to uncertain tax provisions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2011 and December 31, 2010, the Company had not accrued any amounts for interest or penalties related to uncertain tax positions.

The U.S. federal statute of limitations remains open for the year 2007 and onward. The IRS recently completed a field examination of the Company’s 2008 and 2009 U.S. tax returns, and the Company agreed upon and paid a final settlement. The State of California and the State of Oregon are currently conducting an examination of the Company’s 2007 and 2008 state tax returns.

In November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock. The Company intends to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional tax payments, which could materially affect its effective tax rate.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Consistent with prior years, the Company recorded a full valuation allowance against the Company’s state deferred tax assets, as it is more likely than not that a tax benefit for the deferred tax assets will not be recognized based upon all available evidence. As a result, the Company’s effective tax rate is not affected by changes in state rates. At September 30, 2011 and December 31, 2010, the Company has not recorded a valuation allowance on its federal deferred tax assets as management believes that it is more likely than not that the Company’s federal deferred tax assets are realizable. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for federal deferred tax assets.

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

Revenue for each segment is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Television	$30,522	$31,986	$90,557	$89,634
Radio	5,344	6,179	15,876	17,057
Fisher Plaza	3,853	3,666	11,361	10,659
Other	(19)	—	(192)	(123)

	$39,700	$41,831	$117,602	$117,227

For the three and nine months ended September 30, 2011 intercompany sales amounted to $19,000 and $192,000, respectively, relating primarily to sales between the Company’s television and radio segments. For the three and nine months ended September 30, 2010 intercompany sales amounted to nil and $123,000, respectively, relating primarily to sales between the Company’s television and radio segments.

Income (loss) from continuing operations for each segment is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Television	$4,417	$4,521	$11,261	$9,479
Radio	1,155	1,599	2,423	2,241
Fisher Plaza	2,131	4,583	6,471	8,055
Other	(3,455)	(3,317)	(7,996)	(10,075)

	$4,248	$7,386	$12,159	$9,700

Total assets for each segment are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Television	$117,591	$141,707
Radio	13,493	14,483
Fisher Plaza	104,822	108,271
Other	50,804	55,894

	286,710	320,355
Assets held for sale	634	537

	$287,344	$320,892

15.	Plaza Fire Reimbursements, Net

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appears to have been caused by a malfunction of bus duct equipment manufactured by a third-party.

The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements are considered probable and certain. During the three and nine months ended September 30, 2011, the

Company recorded net reimbursements of $40,000 and $223,000, respectively, which is included in Plaza fire reimbursements, net on the Company’s unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2010, the Company recorded net reimbursements of $2.9 million and $3.3 million, respectively. In total, the Company incurred approximately $6.8 million in cash expenditures related to the Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received total insurance reimbursements of $6.1 million, which represents all of the Company’s expected reimbursements.

16.	Sprint Nextel Asset Exchange

In 2004, the Federal Communications Commission (“FCC”) approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licenses by Nextel’s operations.

In order to utilize this spectrum, Nextel was required to relocate broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company agreed to accept the substitute equipment provided by Nextel in all of its markets, and in turn relinquished its existing equipment back to Nextel. All replacement equipment purchases were paid for directly by Nextel. All other reasonable and necessary costs incurred by the Company in conjunction with the exchange, both internal and external, have been reimbursed by Nextel.

The Company recognized a gain of $275,000 and $2.1 million for the three and nine months ended September 30, 2010, respectively, which is included in gain on asset exchange, net on the Company’s unaudited condensed consolidated statement of operations. The gain represents the amount of the substitute equipment put into use during the quarter, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow. The Company did not recognize a gain for the three and nine months ended September 30, 2011.

At September 30, 2011, the Company had approximately $84,000 of the substitute equipment that had been received but not yet installed. The $84,000 is recorded as deferred gain in other current liabilities on the Company’s unaudited condensed consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s unaudited condensed consolidated statement of operations.

17.	Financial Information for Guarantors

At September 30, 2011, the Company had $66.8 million aggregate principal amount of Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company.

Presented below are unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. Also presented are the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010. The unaudited condensed consolidated information is presented for the Company with its investments in consolidated subsidiaries accounted for under the equity method, the 100%-owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$39,700	$—	$39,700
Operating expenses
Direct operating costs	144	17,552	8	17,704
Selling, general and administrative expenses	3,839	8,811	(8)	12,642
Amortization of program rights	—	2,449	—	2,449
Depreciation and amortization	273	2,424	—	2,697
Plaza fire reimbursements, net	—	(40)	—	(40)

Total operating expenses	4,256	31,196	—	35,452

Income (loss) from continuing operations	(4,256)	8,504	—	4,248
Loss on extinguishment of senior notes, net	(298)	—	—	(298)
Other income, net	59	(25)	—	34
Equity in income of consolidated subsidiaries	5,263	—	(5,263)	—
Interest expense	(1,560)	(12)	—	(1,572)

Income (loss) from continuing operations before income taxes	(792)	8,467	(5,263)	2,412
Provision (benefit) for income taxes	(2,236)	3,129	—	893

Income (loss) from continuing operations, net of income taxes	1,444	5,338	(5,263)	1,519
Loss from discontinued operations, net of income taxes	—	(75)	—	(75)

Net income (loss)	$1,444	$5,263	$(5,263)	$1,444

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$117,602	$—	$117,602
Operating expenses
Direct operating costs	417	52,158	20	52,595
Selling, general and administrative expenses	13,238	27,591	(20)	40,809
Amortization of program rights	—	8,324	—	8,324
Depreciation and amortization	823	7,204	—	8,027
Gain on sale of real estate, net	(4,089)	—	—	(4,089)
Plaza fire reimbursements, net	—	(223)	—	(223)

Total operating expenses	10,389	95,054	—	105,443

Income (loss) from continuing operations	(10,389)	22,548	—	12,159
Loss on extinguishment of senior notes, net	(1,356)	—	—	(1,356)
Other income, net	196	18	—	214
Equity in income of consolidated subsidiaries	14,143	—	(14,143)	—
Interest expense	(5,658)	(39)	—	(5,697)

Income (loss) from continuing operations before income taxes	(3,064)	22,527	(14,143)	5,320
Provision (benefit) for income taxes	(6,397)	8,375	—	1,978

Income (loss) from continuing operations, net of income taxes	3,333	14,152	(14,143)	3,342
Loss from discontinued operations, net of income taxes	—	(9)	—	(9)

Net income (loss)	$3,333	$14,143	$(14,143)	$3,333

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$41,831	$—	$41,831
Operating expenses
Direct operating costs	115	17,274	52	17,441
Selling, general and administrative expenses	4,967	8,805	(52)	13,720
Amortization of program rights	—	2,953	—	2,953
Depreciation and amortization	393	3,132	—	3,525
Plaza fire reimbursements, net	—	(2,919)	—	(2,919)
Gain on asset exchange, net	—	(275)	—	(275)

Total operating expenses	5,475	28,970	—	34,445

Income (loss) from continuing operations	(5,475)	12,861	—	7,386
Other income, net	37	(6)	—	31
Equity in income of consolidated subsidiaries	8,342	—	(8,342)	—
Interest expense	(2,353)	(15)	—	(2,368)

Income (loss) from continuing operations before income taxes	551	12,840	(8,342)	5,049
Provision (benefit) for income taxes	(2,769)	4,554	—	1,785

Income (loss) from continuing operations, net of income taxes	3,320	8,286	(8,342)	3,264
Income from discontinued operations, net of income taxes	—	56	—	56

Net income (loss)	$3,320	$8,342	$(8,342)	$3,320

Financial Information for Guarantors

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$117,227	$—	$117,227
Operating expenses
Direct operating costs	332	51,344	158	51,834
Selling, general and administrative expenses	11,007	30,491	(158)	41,340
Amortization of program rights	—	8,886	—	8,886
Depreciation and amortization	1,174	9,669	—	10,843
Plaza fire reimbursements, net	—	(3,319)	—	(3,319)
Gain on asset exchange, net	—	(2,057)	—	(2,057)

Total operating expenses	12,513	95,014	—	107,527

Income (loss) from continuing operations	(12,513)	22,213	—	9,700
Loss on extinguishment of senior notes, net	(72)	—	—	(72)
Other income, net	233	(39)	—	194
Equity in income of consolidated subsidiaries	14,389	—	(14,389)	—
Interest expense	(7,581)	(49)	—	(7,630)

Income (loss) from continuing operations before income taxes	(5,544)	22,125	(14,389)	2,192
Provision (benefit) for income taxes	(7,013)	7,815	—	802

Income (loss) from continuing operations, net of income taxes	1,469	14,310	(14,389)	1,390
Income from discontinued operations, net of income taxes	—	79	—	79

Net income (loss)	$1,469	$14,389	$(14,389)	$1,469

Financial Information for Guarantors

Condensed Consolidated Balance Sheet

As of September 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$26,790	$496	$—	$27,286
Receivables, net	—	28,992	—	28,992
Due from affiliates	(78,170)	78,170	—	—
Income taxes receivable	—	92	—	92
Deferred income taxes	468	1,181	—	1,649
Prepaid expenses and other	708	1,364	—	2,072
Television broadcast rights	—	9,325	—	9,325
Current assets held for sale	—	23	—	23

Total current assets	(50,204)	119,643	—	69,439
Investment in consolidated subsidiaries	275,956	—	(275,956)	—
Cash surrender value of life insurance and annuity contracts	17,077	—	—	17,077
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,366	—	40,366
Other assets	2,223	4,216	—	6,439
Assets held for sale	—	611	—	611
Property, plant and equipment, net	2,295	137,824	—	140,119

Total Assets	$247,347	$315,953	$(275,956)	$287,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$199	$2,487	$—	$2,686
Accrued payroll and related benefits	1,084	3,951	—	5,035
Interest payable	240	—	—	240
Television broadcast rights payable	—	8,970	—	8,970
Income taxes payable	(7,169)	8,419	—	1,250
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	820	6,419	—	7,239
Liabilities of business held for sale	—	28	—	28

Total current liabilities	(3,709)	30,274	—	26,565
Long-term debt	66,834	—	—	66,834
Accrued retirement benefits	18,956	—	—	18,956
Deferred income taxes	(4,095)	4,543	—	448
Other liabilities	(227)	5,180	—	4,953

Total liabilities	77,759	39,997	—	117,756

Stockholders’ Equity
Common stock	11,037	1,131	(1,131)	11,037
Capital in excess of par	14,195	164,233	(164,233)	14,195
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,147)	—	—	(2,147)
Prior service cost	(71)	—	—	(71)
Retained earnings	146,574	110,592	(110,592)	146,574

Total Stockholders’ Equity	169,588	275,956	(275,956)	169,588

Total Liabilities and Stockholders’ Equity	$247,347	$315,953	$(275,956)	$287,344

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

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2011

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$5,445	$4,898	$—	$10,343

Investing activities
Redemption of capital	25,138	—	(25,138)	—
Proceeds from the sale of radio station	—	48	—	48
Contribution to equity investee	—	(88)	—	(88)
Purchase of radio stations	—	(113)	—	(113)
Purchases of property, plant and equipment	(711)	(4,359)	—	(5,070)
Proceeds from the sale of real estate	4,164	—	—	4,164

Net cash provided by (used in) investing activities	28,591	(4,512)	(25,138)	(1,059)

Financing activities
Redemption of capital	—	(25,138)	25,138	—
Repurchase of senior notes	(34,606)	—	—	(34,606)
Shares settled upon vesting of stock rights	(278)	—	—	(278)
Payments on capital lease obligations	—	(134)	—	(134)
Proceeds from exercise of stock options	75	—	—	75

Net cash used in financing activities	(34,809)	(25,272)	25,138	(34,943)

Net decrease in cash and cash equivalents	(773)	(24,886)	—	(25,659)
Cash and cash equivalents, beginning of period	27,563	25,382	—	52,945

Cash and cash equivalents, end of period	$26,790	$496	$—	$27,286

Financial Information for Guarantors

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2010

(Unaudited)

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$13,990	$8,424	$—	$22,414

Investing activities
Redemption of capital	10,000	—	(10,000)	—
Contribution to equity investee	—	(23)	—	(23)
Net cash in consolidation of equity investee	—	75	—	75
Purchases of property, plant and equipment	(1,041)	(7,813)	—	(8,854)

Net cash provided by (used in) investing activities	8,959	(7,761)	(10,000)	(8,802)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(17,160)	—	—	(17,160)
Shares settled upon vesting of stock rights	(104)	—	—	(104)
Payments on capital lease obligations	—	(124)	—	(124)

Net cash used in financing activities	(17,264)	(10,124)	10,000	(17,388)

Net increase (decrease) in cash and cash equivalents	5,685	(9,461)	—	(3,776)
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$14,525	$25,681	$—	$40,206

18.	Subsequent Event

In November 2011, the Company completed the sale of its six Great Falls, Montana radio stations to STARadio Corp., for approximately $1.8 million. The Company expects to record a gain on sale in the line item “income (loss) from discontinued operations, net of income taxes” in the fourth quarter.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended September 30, 2011, compared with the corresponding periods in 2010.

Overview

We are an integrated media company. We own or operate 13 full power (including a 50%-owned television station) and seven low power television stations and ten owned or managed radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington and Montana. We also own and operate Fisher Plaza, a mixed-use commercial facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. We lease almost 60% of the space at Fisher Plaza to a variety of unaffiliated companies.

Our broadcasting operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, tower rental and commercial production activities. Our operating results are, therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television broadcasting revenue for the nine months ended September 30, 2011 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks; six of our television stations are affiliated with Univision; and the remainder of our television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreement with FOX Television Network for KBFX-CA in Bakersfield, California, expired in June 2010. A new agreement with FOX Television Network for KBFX-CA has been executed with an initial term expiring in June 2014. The expiration of our affiliation agreement with Univision was extended from September 2011 to December 2011. We are currently negotiating the terms of a new agreement with Univision. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, we own and operate Fisher Plaza, and we lease space to other companies that are attracted by the property location and infrastructure provided at this facility. As of September 30, 2011 and December 31, 2010, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% occupied by Fisher entities). Revenue and operating income from Fisher Plaza are dependent upon the general economic climate, the Seattle economic climate, the outlook of the telecommunications and technology sectors and commercial real estate conditions, including the availability of space in other competing properties.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and nine months ended September 30, 2011 and 2010.

Time Brokerage Agreement and Sale of Great Fall Radio Stations. In June 2011, we entered into a definitive agreement to sell our six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”) for $1.8 million, subject to certain adjustments. We entered into a Time Brokerage Agreement (“TBA”) whereby STARadio will provide programming and related services and will sell the advertising inventory of the Montana Stations. The TBA remains in effect until the closing of the sale or termination of the purchase and sale agreement, whichever is earlier.

In accordance with authoritative guidance we have reported the results of operations of the Montana Stations as discontinued operations in the unaudited consolidated condensed financial statements. For all reported periods, we reclassified to discontinued operations the results of the Montana Stations. The Montana Stations were previously included in our radio segment.

Sale of real estate. In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations and received $4.2 million in pre-tax net proceeds. We recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2011.

Joint Sales Agreement. In December 2010, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), which owns and operates KIFI-TV, an Idaho Falls, Idaho television station. The JSA was effective January 1, 2011. Under the JSA, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the station’s commercial advertising. We pay NPG a fixed fee pursuant to the JSA, and a performance bonus based on station performance. Contemporaneously with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV from us until January 1, 2021, effective on the expiration or termination of the indenture governing our Senior Notes. KIDK-TV is consolidated into our unaudited condensed consolidated statements. We have determined that we are deemed to have a controlling financial interest in KIDK-TV for financial reporting purposes as we do maintain ultimate control over the policies and/or operations of the station that could most significantly impact the station. Advertising revenues earned under this JSA are recorded as revenue and JSA fees and programming expenses are recorded as operating costs.

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

Repurchase of Senior Notes. During the third quarter of 2011, we redeemed or repurchased $8.7 million aggregate principal amount of our 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $8.9 million in cash plus accrued interest of $263,000. We recorded a loss on extinguishment of debt of $298,000, including a charge for related unamortized debt issuance costs, of approximately $98,000.

During the nine months ended September 30, 2011, we redeemed or repurchased $34.6 million aggregate principal amount of Senior Notes for a total consideration of $35.5 million in cash plus accrued interest of $572,000. We recorded a loss on extinguishment of debt of $1.4 million, including a charge for related unamortized debt issuance costs, of approximately $416,000.

During the nine months ended September 30, 2010, we redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

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

We determined that six radio stations in Great Falls, Montana met the criteria for classification as a discontinued operation because of our June 2011 definitive agreement to sell the stations to STARadio. In accordance with authoritative guidance, we have reported the results of operations of these small-market stations as discontinued operations in the unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of the radio stations have been classified as held for sale and the net results of the operations have been reclassified from continuing operations to discontinued operations. See Note 5 to the unaudited condensed consolidated financial statements for more information.

As part of our ongoing review of property, plant and equipment asset lives, we determined that the asset lives of certain machinery and equipment categories should be increased. The increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate. We adjusted the remaining lives of existing assets effective January 1, 2011 and as a result we expect that future depreciation will be lower than in the prior periods. The impact of this change in estimate for the three months ended September 30, 2011 increased our pre-tax income from continuing operations by approximately $815,000, increased our net income by approximately $514,000 and increased our diluted net income from continuing operations per share by $0.06. The impact of this change in estimate for the nine months ended September 30, 2011 increased our pre-tax income from continuing operations by approximately $2.4 million, increased our net income by approximately $1.5 million and increased our diluted net income from continuing operations per share by $0.17.

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

The following table sets forth our results of operations for the three and nine months ended September 30, 2011 and 2010, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
(in thousands)	2011	2010	$	%	2011	2010	$	%
Revenue
Television	$30,522	$31,986	$(1,464)	-5%	$90,557	$89,634	$923	1%
Radio	5,344	6,179	(835)	-14%	15,876	17,057	(1,181)	-7%
Fisher Plaza	3,853	3,666	187	5%	11,361	10,659	702	7%
Other	(19)	—	(19)	—	(192)	(123)	(69)	-56%

Consolidated	39,700	41,831	(2,131)	-5%	117,602	117,227	375	0%
Direct operating costs
Television	13,938	13,416	522	4%	41,459	39,948	1,511	4%
Radio	2,372	2,013	359	18%	7,205	6,858	347	5%
Fisher Plaza	917	1,148	(231)	-20%	2,500	3,096	(596)	-19%
Other	477	864	(387)	-45%	1,431	1,932	(501)	-26%

Consolidated	17,704	17,441	263	2%	52,595	51,834	761	1%
Selling, general and administrative expenses
Television	8,146	9,125	(979)	-11%	24,854	26,400	(1,546)	-6%
Radio	1,695	2,367	(672)	-28%	5,881	7,413	(1,532)	-21%
Fisher Plaza	82	75	7	9%	320	395	(75)	-19%
Other	2,719	2,153	566	26%	9,754	7,132	2,622	37%

Consolidated	12,642	13,720	(1,078)	-8%	40,809	41,340	(531)	-1%
Amortization of program rights
Television	2,449	2,953	(504)	-17%	8,324	8,886	(562)	-6%

Consolidated	2,449	2,953	(504)	-17%	8,324	8,886	(562)	-6%
Depreciation and amortization
Television	1,572	2,246	(674)	-30%	4,659	6,978	(2,319)	-33%
Radio	122	200	(78)	-39%	367	545	(178)	-33%
Fisher Plaza	763	779	(16)	-2%	2,293	2,432	(139)	-6%
Other	240	300	(60)	-20%	708	888	(180)	-20%

Consolidated	2,697	3,525	(828)	-23%	8,027	10,843	(2,816)	-26%
Gain on sale of real estate, net
Other	—	—	—	—	(4,089)	—	(4,089)	—

Consolidated	—	—	—	—	(4,089)	—	(4,089)	—
Plaza fire reimbursements, net
Fisher Plaza	(40)	(2,919)	2,879	99%	(223)	(3,319)	3,096	93%

Consolidated	(40)	(2,919)	2,879	99%	(223)	(3,319)	3,096	93%
Gain on asset exchange, net
Television	—	(275)	275	100%	—	(2,057)	2,057	100%

Consolidated	—	(275)	275	100%	—	(2,057)	2,057	100%
Income (loss) from continuing operations
Television	4,417	4,521	(104)	-2%	11,261	9,479	1,782	19%
Radio	1,155	1,599	(444)	-28%	2,423	2,241	182	8%
Fisher Plaza	2,131	4,583	(2,452)	-54%	6,471	8,055	(1,584)	-20%
Other	(3,455)	(3,317)	(138)	-4%	(7,996)	(10,075)	2,079	21%

Consolidated	4,248	7,386	(3,138)	-42%	12,159	9,700	2,459	25%
Loss on extinguishment of senior notes, net	(298)	—	(298)	—	(1,356)	(72)	(1,284)	-1783%
Other income, net	34	31	3	10%	214	194	20	10%
Interest expense	(1,572)	(2,368)	796	34%	(5,697)	(7,630)	1,933	25%

Income from continuing operations before income taxes	2,412	5,049	(2,637)	-52%	5,320	2,192	3,128	143%
Provision for income taxes	893	1,785	(892)	-50%	1,978	802	1,176	147%

Income from continuing operations, net of income taxes	1,519	3,264	(1,745)	-53%	3,342	1,390	1,952	140%
Income (loss) from discontinued operations, net of income taxes	(75)	56	(131)	-234%	(9)	79	(88)	-111%

Net income	$1,444	$3,320	$(1,876)	-57%	$3,333	$1,469	$1,864	127%

Comparison of three and nine months ended September 30, 2011 and 2010

Revenue

The following table sets forth our main types of revenue by segment for the three and nine months ended September 30, 2011 and 2010;

	Three months ended September 30,					Nine months ended September 30,
	2011	% change	% total revenue	2010	% total revenue	2011	% change	% total revenue	2010	% total revenue
Core advertising (local and national)	$22,775	9%	57%	$20,954	50%	$69,578	7%	59%	$65,220	56%
Political	947	-80%	2%	4,651	11%	1,301	-81%	1%	6,901	6%
Internet	1,408	52%	4%	924	2%	3,958	67%	3%	2,373	2%
Retransmission	3,420	4%	9%	3,295	8%	10,037	9%	9%	9,235	8%
Trade, barter and other	1,972	-9%	5%	2,162	5%	5,683	-4%	5%	5,905	5%

TV	30,522	-5%	77%	31,986	76%	90,557	1%	77%	89,634	76%
Core advertising (local and national)	5,059	-10%	13%	5,635	13%	14,951	-6%	13%	15,853	14%
Political	22	-92%	0%	272	1%	149	-60%	0%	377	0%
Trade, barter and other	263	-3%	1%	272	1%	776	-6%	1%	827	1%

Radio	5,344	-14%	13%	6,179	15%	15,876	-7%	13%	17,057	15%
Plaza	3,853	5%	10%	3,666	9%	11,361	7%	10%	10,659	9%
Other	(19)		0%	—	0%	(192)	56%	0%	(123)	0%

Total Revenue	$39,700	-5%	100%	$41,831	100%	$117,602	0%	100%	$117,227	100%

Television. Television revenue decreased $1.5 million in the three months ended September 30, 2011 compared to the same period in 2010. This decrease was due to a decrease in political advertising of $3.7 million, offset by increases in core advertising of $1.8 million, internet advertising of $484,000 and retransmission revenue of $125,000.

Television revenue increased $923,000 in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to increases in core advertising of $4.4 million, internet advertising of $1.6 million and retransmission revenue of $802,000, offset by a decrease in political spending of $5.6 million.

Automotive -related advertising, one of our largest advertising categories, increased 3% for the three months ended September 30, 2011 compared to the same period in 2010. Professional services-related advertising increased 26% and retail increased 16%, compared to the same period in 2010.

Automotive-related advertising increased 8% for the nine months ended September 30, 2011 compared to the same period in 2010. Other advertising categories including telecommunications increased 6%, professional services increased 10% and retail increased 5% have also shown improvement compared to the same period in 2010.

Revenue from our ABC-affiliated stations decreased 7% in the three months ended September 30, 2011 and remained flat for the nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to a decrease in political revenue partially offset by increases in core advertising. Revenue from our CBS-affiliated stations decreased 7% and 4% in the three and nine months ended September 30, 2011 compared to the same periods in 2010, as a result of a decline in political and national advertising, partially offset by an increase in local advertising.

Radio. Radio revenue declined by 14% and 7%, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to a decrease in core advertising as a result of a general market decline and further impacted by the format change in late 2010 at KVI and the conclusion of our ten year Joint Sales Agreement with KING FM, which was not renewed in the second quarter of 2011.

Fisher Plaza. Revenue increased 5% and 7%, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to increased rental revenue and increased fees for our telecom facilities. As of September 30, 2011, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% was occupied by Fisher entities).

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote broadcast programming for the television and radio segments, and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Direct operating costs for the television segment increased $522,000 and $1.5 million, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase primarily reflects an increase in costs related to the continued development and expansion of our internet business.

Direct operating costs for the radio segment increased $359,000 and $347,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase was primarily due to an increase in the cost of music rights and advertising for our radio stations.

Direct operating costs decreased at Fisher Plaza $231,000 and $596,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to timing of planned maintenance activities.

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

Selling, general and administrative expenses

Selling, general and administrative expenses in our television segment decreased $979,000 and $1.5 million, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of a reduction in compensation costs and a credit related to a change in our vacation policy.

The decrease of $672,000 and $1.5 million, respectively, in selling, general and administrative expenses in our radio segment in the three and nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, a decrease in compensation costs related to our format change in late 2010 at KVI and a credit related to a change in our vacation policy.

Selling, general and administrative expenses increased $7,000 and decreased $75,000, respectively, at Fisher Plaza in the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease in the first nine months of September 30, 2011 compared to the same period in 2010 is due to a loss on disposal of assets that was incurred in 2010.

Other selling, general and administrative expenses increased $566,000 and $2.6 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase for the three months ended September 30, 2011 was primarily due to employer contributions to the defined contribution plan and costs incurred related to the Plaza strategic review of $198,000. The increase for the nine months ended September 30, 2011 was primarily due to costs incurred as a result of the proxy contest initiated by FrontFour Capital Group of $1.6 million, employer contributions to the defined contribution plan and severance costs.

Amortization of program rights

Amortization of program rights for our television segment decreased $504,000 and $562,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to reduced obligations as a result of renegotiated contracts.

Depreciation and amortization

Depreciation and amortization for our television segment decreased $674,000 and $2.3 million, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to the change in fixed asset lives and significantly lower capital expenditures in 2011. Refer to Note 2 of our unaudited condensed consolidated financial statements for further discussion of the change in fixed asset lives.

Depreciation and amortization for our radio segment decreased $78,000 and $178,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to the change in fixed asset lives.

Depreciation and amortization for our Fisher Plaza segment decreased $16,000 and $139,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to certain assets reaching the end of their depreciable lives.

Other depreciation and amortization decreased $60,000 and $180,000, respectively, in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to the change in fixed asset lives.

Gain on sale of real estate, net

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations resulting in net proceeds of $4.2 million. We recognized a gain on sale of real estate, net, of $4.1 million for the nine months ended September 30, 2011.

Plaza fire reimbursements, net

Plaza fire reimbursements, net of $40,000 and $223,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three and nine months ended September 30, 2011, respectively. Net insurance reimbursements of $2.9 million and $3.3 million were received in the three and nine months ended September 30, 2010, respectively.

Gain on asset exchange, net

Gain on asset exchange, net was $275,000 and $2.1 million for the three and nine months ended September 30, 2010, respectively. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded.

Loss on extinguishment of senior notes, net

During the three months ended September 30, 2011, we redeemed or repurchased $8.7 million aggregate principal amount of Senior Notes for a total consideration of $8.9 million in cash plus accrued interest of $263,000. We recorded a loss on extinguishment of debt of $298,000, including a charge for related unamortized debt issuance costs, of approximately $98,000.

During the nine months ended September 30, 2011, we redeemed or repurchased $34.6 million aggregate principal amount of Senior Notes for a total consideration of $35.5 million in cash plus accrued interest of $572,000. We recorded a loss on extinguishment of debt of $1.4 million, including a charge for related unamortized debt issuance costs, of approximately $416,000.

During the nine months ended September 30, 2010, we redeemed or repurchased $17.4 million aggregate principal amount of Senior Notes for a total consideration of $17.2 million in cash plus accrued interest of $272,000. We recorded a net loss on extinguishment of debt of $72,000, comprised of a charge for related unamortized debt issuance costs of $272,000, partially offset by a gain on extinguishment of debt of $200,000.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three and nine months ended September 30, 2011, other income, net, increased $3,000 and $20,000, compared to the same periods in 2010.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three and nine months ended September 30, 2011 decreased $796,000 and $1.9 million, respectively, from the same periods in 2010, primarily due to the decline in the outstanding principal balance following our redemption or repurchase of Senior Notes during 2010 and 2011.

Provision for income taxes

Our effective tax rate was 36.3% and 36.6% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Consistent with prior years, we recorded a full valuation allowance against our state deferred tax assets, as it is more likely than not that a tax benefit for the deferred tax assets will not be recognized based upon all available evidence. As a result, our effective tax rate is not affected by changes in state rates.

Income (loss) from discontinued operations, net of income taxes

The income (loss) from discontinued operations is related to our small market radio stations held for sale and is presented net of income taxes. See Note 5 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

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

During the nine months ended September 30, 2011, we redeemed or repurchased $34.6 million aggregate principal amount of Senior Notes for a total consideration of $35.5 million in cash plus accrued interest of $572,000.

Capital Resources

Cash and cash equivalents were approximately $27.3 million as of September 30, 2011 compared to cash and cash equivalents of $52.9 million as of December 31, 2010. The decrease in cash and cash equivalents of $25.7 million was primarily due to our redemptions and repurchases of Senior Notes for a total consideration of $35.5 million during the nine months ended September 30, 2011.

As of September 30, 2011, we had outstanding $66.8 million aggregate principal amount of our Senior Notes. See “Description of Indebtedness” below. The Senior Notes Indenture contains certain restrictive and financial covenants applicable to our business, and we analyze our compliance with those covenants on an ongoing basis. We were in compliance with the debt covenant requirements at September 30, 2011 and December 31, 2010.

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2011 of $10.3 million consists of our net income of $3.3 million, adjusted for non-cash charges of $13.2 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights, gain on sale of real estate, stock-based compensation and premium paid upon redemption or repurchase of our Senior Notes, and a $2.5 million increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $8.7 million of payments for broadcast rights.

Net cash provided by operating activities for the nine months ended September 30, 2010 of $22.4 million consists of our net income of $1.5 million plus our net non-cash charges of $20 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and gain on exchange of assets and a $4 million change in working capital, of which $10.0 million related to the receipt of an income tax refund, less $9.1 million of payments for broadcast rights.

Net cash used in investing activities

During the nine months ended September 30, 2011, net cash used in investing activities of $1.1 million consisted primarily of purchases of property, plant and equipment of $5.1 million partially offset by $4.2 million in proceeds received from the sale of real estate. During the nine months ended September 30, 2010, net cash used in investing activities of $8.8 million consisted primarily of purchases of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $34.9 million primarily due to the redemption or repurchase of $34.6 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $278,000.

Net cash used in financing activities for the nine months ended September 30, 2010 was $17.4 million, primarily due to the redemption or retirement of $17.4 million aggregate principal amount of Senior Notes for total consideration of $17.2 million in cash.

Description of Indebtedness

At September 30, 2011, we had $66.8 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15 of each year. The Senior Notes are due on September 15, 2014.

The indenture governing our Senior Notes contains provisions that limit our ability to distribute proceeds from asset sales. In the event that we do not use the proceeds from asset sales for qualifying purposes (as specified in the indenture) within 360 days from the date of sale, we will be required to offer to repurchase outstanding Senior Notes at par value to the extent of such unused proceeds. Under the indenture, qualifying purposes include: (i) repayment of secured indebtedness; (ii) purchase of assets used or useful in our business; (iii) certain acquisitions of other companies; (iv) expenditures used or useful in our business; and (v) certain investments in our company or our subsidiaries. We were in compliance with the debt covenant requirements at September 30, 2011 and December 31, 2010.

We are subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could require repayment of the Senior Notes and affect our credit rating and access to other financing.

Recent Accounting Pronouncements

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in early 2012. We have not yet evaluated the impact, if any, this proposed standard will have on our consolidated financial statements.

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

In September 2011, the FASB issued an accounting standard update on testing goodwill for impairment. The accounting update provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. This guidance is effective for our fiscal year beginning January 1, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding activities.

At September 30, 2011 and December 31, 2010, all of our debt was at a fixed rate and totaled $66.8 million and $101.4 million, respectively. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at September 30, 2011 was approximately $67.3 million, which was approximately $500,000 more than its carrying value. The estimated fair value of our long-term debt at December 31, 2010 was approximately $104.2 million, which was approximately $2.8 million more than its carrying value. Market risk is estimated as the potential change in fair market value resulting from a hypothetical 10% change in interest rates and, as of September 30, 2011, amounted to $1.5 million. Fair market values are determined based on market quotes by brokers. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended September 30, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Seattle TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.2*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Portland TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: November 8, 2011	/s/ Hassan N. Natha
Hassan N. Natha Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Seattle TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.2*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Portland TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Incorporated herein by reference.