Form 10-K
period 2011-12-31
FISHER COMMUNICATIONS INC
filed 2012-03-09
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250,664,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 2, 2012 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,841,778

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012	Part III

PART I

ITEM 1.	BUSINESS

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

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. Fisher Communications, Inc. is incorporated in the State of Washington. We conduct our operations through two subsidiaries, Fisher Broadcasting Company (“Fisher Broadcasting”) and Fisher Media Services Company (“Fisher Media Services”). Our broadcasting operations provided approximately 91% of consolidated revenue from continuing operations in 2011, with television accounting for approximately 86% and radio accounting for approximately 14% of our 2011 broadcasting revenue. Our broadcasting operations provided approximately 92% of consolidated revenue in 2010, with television accounting for approximately 84% and radio accounting for approximately 16% of our 2010 broadcasting revenue. Our broadcasting operations provided approximately 90% of consolidated revenue from continuing operations in 2009, with television accounting for approximately 81% and radio accounting for approximately 19% of our 2009 broadcasting revenue.

Fisher Broadcasting Company owns and operates 13 full power television stations (including a 50%-owned television station), seven low power television stations and three owned radio stations (in addition to one managed radio station) in the Western United States. We have long-standing network affiliations with ABC and CBS, and also operate FOX and Univision affiliates as part of duopolies in several of our markets. Our television stations are located in Washington, Oregon, California and Idaho and our radio stations are located in Washington. Our two largest television markets are located in Seattle and Portland. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen. Our television stations reach 4.1 million households (approximately 3.6% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence. We also own three radio stations in Seattle, the 13th largest radio market in the United States, ranked by population, as determined by Arbitron, Inc. (“Arbitron”).

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

•	In January 2008, we completed the acquisition of a CBS and FOX television station in Bakersfield, California for $55.3 million in cash.

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

•

In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. (“DataSphere”) for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Earlier in 2009, we also entered into a three year agreement with DataSphere to utilize its technology and sales solution for our launch of over 100 hyperlocal neighborhood sites in Seattle, Washington; Portland and Eugene, Oregon; Bakersfield, California; and Boise, Idaho. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites.

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

•

Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), which owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

•	In May 2011, our Joint Sales Agreement with the classical music station KING FM expired and was not renewed.

•

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in net proceeds and recognized a pre-tax gain of $4.1 million.

•	In October 2011, we completed the sale of our six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million.

•

In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT for $160.0 million in cash. In connection with the sale of Fisher Plaza, we entered into a Lease (the “Lease”) with Hines Global REIT pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and we have the right to extend the term for three successive five-year periods. Our corporate headquarters and Seattle television, radio and internet operations continue to be located at Fisher Plaza.

•

In 2011, we repurchased or redeemed $39.6 million aggregate principal amount of our 8.625% senior notes due in 2014 for a total consideration of $40.6 million in cash plus accrued interest of $685,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $466,000, of approximately $1.5 million.

•

In January 2012, we completed our redemption of $61.8 million aggregate principal amount (which represented the remaining outstanding balance) of our 8.625% senior notes due in 2014 for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $594,000, of approximately $1.5 million.

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our television stations and our Internet business discussed below. The radio segment includes the operations of our four owned or managed radio stations discussed below. The Fisher Plaza segment includes the operations of Fisher Plaza discussed below. On December 15, 2011 we sold Fisher Plaza and leased back our existing space, as a result we will no longer have this segment in future periods. See Note 14 to our consolidated financial statements for information about the financial results for our segments for the years ended December 31, 2011, 2010 and 2009.

Employees

We employed 784 full-time employees as of December 31, 2011. Approximately 17% of our workforce, located primarily at our KOMO TV, KATU TV, KBAK TV, KBFX CA and KBOI TV operations, is subject to collective bargaining agreements.

Television Segment

Our television segment includes our television operations, as well as our Internet business. For information on our Internet business, see “Internet Business” below.

Our Television Stations

The following table sets forth selected information about our television stations as of December 31, 2011:

Station	Market Area (1)	DMA Rank (2)	Network Affiliation	Expiration Date of Network Affiliation Agreement
KOMO-TV	Seattle-Tacoma, WA	12	ABC	August 31, 2014
KUNS-TV (3)	Seattle-Tacoma, WA	12	Univision	December 31, 2014
KATU (TV)	Portland, OR	22	ABC	August 31, 2014
KUNP (TV) (4)	LaGrande, OR	22	Univision	December 31, 2014
KUNP-LP (4)	Portland, OR	22	Univision	December 31, 2014
KBOI-TV	Boise, ID	112	CBS	February 29, 2016
KYUU-LP	Boise, ID	112	The CW Plus TV	The end of the 2015-2016 broadcast year
KVAL-TV	Eugene, OR	121	CBS	February 29, 2016
KCBY-TV	Coos Bay, OR	121	CBS	February 29, 2016
KPIC (TV) (5)	Roseburg, OR	121	CBS	February 29, 2016
KIMA-TV	Yakima, WA	123	CBS	February 29, 2016
KEPR-TV	Pasco/Richland/Kennewick, WA	123	CBS	February 29, 2016
KUNW-CA (6)	Yakima, WA	123	Univision	December 31, 2014
KVVK-CA (6)	Pasco/Richland/Kennewick, WA	123	Univision	December 31, 2014
KORX-CA (6)	Walla-Walla, WA	123	Univision	December 31, 2014
KLEW-TV (7)	Spokane, WA	73	CBS	February 29, 2016
KBAK-TV	Bakersfield, CA	126	CBS	March 3, 2016
KBFX-TV	Bakersfield, CA	126	FOX	June 30, 2014
KIDK (TV)	Idaho Falls-Pocatello, ID	160	CBS	February 29, 2016
KXPI-LP	Pocatello, ID	160	My Network TV	The end of the 2013-2014 broadcast year

(1)	“Market Area” refers to the television market served by each station. Most stations are located in the Nielsen DMA, which represent exclusive geographic areas of counties in which the home market stations are estimated to have the largest quarter-hour audience share.
(2)	DMA Rank represents the DMA ranking by size of the market area in which each station is located. DMA Rank is based on January 2012 estimates published by Nielsen.
(3)	DMA Rank based on January 2012 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 26.
(4)	DMA Rank based on January 2012 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 32.
(5)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.
(6)	DMA Rank based on January 2012 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 49.
(7)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.

Our television stations have been affiliated with ABC and CBS for more than 50 years, Univision since 2006, FOX since 2005 and The CW Plus since 2011.

KOMO-TV and KUNS-TV, Seattle-Tacoma, Washington

KOMO-TV and KUNS-TV operate in the Seattle-Tacoma DMA, which has approximately 1.9 million television households and a population of approximately 4.8 million. According to Nielsen, in 2011, approximately 75% of the television households within the DMA subscribed to cable and 20% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Liberty Mutual Group, PACCAR Inc, Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, Amazon.com, Inc., T-Mobile-USA and Weyerhaeuser Company.

KOMO-TV began broadcasting in 1953. The station’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO-TV produces 42 hours of live local news per week on its digital channels. In 2011 the National Association of Television Arts and Sciences awarded 17 Emmys to the station for program and individual excellence. In addition, KOMO-TV received an Edward R. Murrow Award for Outstanding Investigative Journalism and a Walter Cronkite Award for Excellence in Television for political coverage in 2011.

KUNS-TV began serving as Seattle’s first Univision station in January 2007. According to Nielsen, the Seattle-Tacoma DMA has approximately 121,000 Hispanic households and ranks as the 26th largest Hispanic market in the United States. KUNS-TV airs five hours of locally produced television news per week on its digital channel.

KATU (TV) and KUNP (TV), Portland and La Grande, Oregon

KATU (TV) and KUNP (TV) serve the Portland DMA, which has approximately 1.2 million television households and a population of approximately 3.2 million. According to Nielsen, around 56% of Portland’s television households subscribed to cable-television service in 2011, while approximately 32% of households are listed as subscribers to alternative delivery systems. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Oregon Health & Science University, Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU (TV) currently broadcasts 39 1/2 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday to Friday local talk/information programs.

In 2011, KATU (TV) was honored by the Oregon Associated Press for “Best Continuing Coverage, Best Investigative Reporting, Best Sportscast, Best Hard News Coverage, Best Public Affairs, Best Breaking News, Best Light Feature, Excellence in Photography, Best News Writing and Best Weathercast.” In 2011 KATU (TV) was also awarded one Emmy for Best Photography.

KUNP (TV) has been a Univision affiliate since before we acquired the station in 2006. According to Nielsen, the Portland DMA has approximately 93,000 Hispanic television households and is the 32nd largest Hispanic market in the United States. KUNP (TV) airs 5 1/2 hours of locally produced news per week.

KBOI-TV and KYUU-LP, Boise, Idaho

KBOI-TV and KYUU-LP serve the Boise, Idaho DMA, which has approximately 262,000 television households and a total population of approximately 733,000. According to Nielsen, an estimated 24% of the television households in the Boise DMA subscribe to cable television with another 46% subscribing to an alternative delivery system. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include Hewlett-Packard Company, Micron Technology, Inc., Boise State University, Albertson’s and Saint Alphonsus Regional Medical Center.

KBOI-TV currently broadcasts 22 hours per week of live local news programs. In 2011, KBOI-TV was honored by the Idaho State Broadcasters’ Association with five first place awards. The station also received 13 awards from the Idaho Press Club and was nominated for two regional Emmy’s. KYUU-LP became a CW affiliate in September 2011 and now features “CW Network” programming and broadcasts five hours of local news programming every weekday.

KVAL-TV, KCBY-TV and KPIC (TV), Eugene, Coos Bay and Roseburg, Oregon

KVAL-TV, KCBY-TV, and KPIC (TV) (collectively “KVAL+”) serve the Eugene DMA, which has approximately 241,000 television households and a population of approximately 603,000. According to Nielsen, around 49% of the Eugene DMA’s television households subscribed to cable-television service in 2011, while approximately 37% of households are listed as subscribers to alternative delivery systems. KVAL-TV’s broadcast studios are located in Eugene. KCBY-TV, in Coos Bay and KPIC (TV), in Roseburg, are KVAL-TV’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities;University of Oregon in Eugene and Oregon State University in Corvallis, Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Enterprise Car Rental, and Roseburg Forest Products.

KVAL+ broadcasts 33 hours of live local news per week. KVAL + has a long tradition of award-winning news, public affairs programming and information. In 2011, KVAL+ won the coveted “Best Newscast” award from The Oregon Associated Press for the third year in a row.

KBAK-TV and KBFX-CA, Bakersfield, California

KBAK-TV (CBS) and KBFX-CA (Fox) serve the Bakersfield, California DMA, which has approximately 222,000 television households and a population of approximately 743,000. According to Nielsen, in 2011, approximately 52% of television households subscribed to cable, while approximately 35% of households are listed as subscribers to alternative delivery systems. The Bakersfield economy is based on agriculture (ranching and row crops), petroleum, and the defense and aerospace industries. The U.S. Department of Defense accounts for approximately 28% of total Kern County employment. The region continues to grow in the areas of manufacturing, distribution, health care, and agriculture-related business services. Major employers in the Bakersfield area include Occidental, Chevron, Frito Lay, Nestle, and the University of California at Bakersfield.

KBAK-TV currently broadcasts 26 1/2 hours of live local news weekly, and KBFX-CA broadcasts 16 hours of news weekly. KBAK-TV produces Health Alert, a locally produced program on health issues.

Major station community initiatives include cancer prevention, research, and treatment. In 2011, Eyewitness News was recognized with three Edward R. Murrow Awards, six Emmy Awards, including Best Newscast and two Associated Press Mark Twain Awards.

KIMA-TV, KEPR-TV, KLEW-TV, KUNW-CA, KVVK-CA and KORX-CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho

KIMA-TV serves the Yakima, Washington area while its satellite stations, KEPR-TV and KLEW-TV, serve Pasco-Richland-Kennewick, Washington (the “Tri-Cities”), and Lewiston, Idaho, respectively. Together, the Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 230,000 television households and a population of approximately 656,000. According to Nielsen, the market has a 40% cable penetration and a 47% alternate delivery system penetration. KLEW-TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW-TV serves approximately 169,000 people in approximately 80,000 television households.

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

KIMA-TV and KEPR-TV each broadcast nearly 20 hours per week of scheduled live local news programs. In 2011, KIMA won two awards from the Society of Professional Journalists, Region 10 including 1st place in “General Excellence”, while KEPR won three awards, including 1st place in “Feature Reporting”. KLEW’s Creative Services team was recognized by the Idaho State Broadcasters Association with awards for “Best Commercial”, “Best Commercial Photographer”, and “Best Public Service Announcement”.

KUNW-CA, KVVK-CA, and KORX-CA (together, “KUNW+”) are the Univision affiliates in the Yakima, Washington DMA. According to Nielsen, the Yakima market has approximately 52,000 Hispanic television households and is the 49th largest Hispanic market in the United States. KUNW+ produces a local newscast each weekday and also broadcasts interviews with members of the Hispanic community throughout the day.

KIDK (TV) and KXPI-LP, Idaho Falls-Pocatello, Idaho

KIDK (TV) and KXPI-LP serve the Idaho Falls-Pocatello market, which has approximately 129,000 television households and a population of approximately 367,000. According to Nielsen, an estimated 34% of the television households subscribe to cable, with approximately 49% subscribing to an alternative delivery system. The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, Brigham Young University-Idaho, Eastern Idaho Regional Medical Center, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK (TV) broadcasts 7 hours per week of live local news programs. KXPI-LP is the My Network TV affiliate and airs syndicated programming, along with a live 9 p.m. newscast. KXPI-LP provides 3 1/2 hours of live news programming per week.

Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), which owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

Television Broadcasting Industry

The FCC grants licenses to build and operate broadcast television stations. Currently, a limited number of channels are available for television broadcasting in any one geographic area.

According to Nielsen, in 2011 there were approximately 115 million television households in the United States (household universe estimates), of which approximately 69 million are cable households, and a total of approximately 35 million receive television via cable or an alternative delivery service. According to Nielsen, on average, overall household television viewing is 58 hours per week.

Television stations primarily receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, tower rental and commercial production activities. Broadcast television stations’ relatively high fixed costs of operation and heavy reliance on advertising revenue render the stations vulnerable to cyclical changes in the economy. The size of advertisers’ budgets, which are sensitive to broad economic trends, affects the broadcast industry in general and, specifically, the revenue of individual broadcast television stations. Broadcasters are dependent on advertising revenue, which can be influenced by events such as declines in the national, regional, or local economies (as has been the case in recent years), employment levels, network ratings, consumer confidence and the success of national time sales representatives. Political and advocacy advertising can constitute, and in the past has constituted, a significant revenue source in some years, particularly national election years. The amount of our revenue in election years depends on many factors, such as whether Washington, Oregon, California and/or Idaho have highly contested races for major state or federal offices and the extent of well-funded initiatives and/or ballot measures. See “Risk Factors—We depend on advertising revenues, which fluctuate as a result of a number of factors” below for additional information.

Digital Television Transition

The Digital Television standard, or DTV, developed after years of research and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of greater amounts of information in the same amount of radio spectrum (6 megahertz (“MHz”)) as the analog standard television system. All full-power television stations in the United States were required by law to discontinue analog service and to operate only in DTV no later than June 12, 2009. Stations that are not licensed as full-power television stations are permitted to continue to transmit in analog until an as yet determined date. The transition to DTV required consumers who relied on over-the-air reception of broadcast signals to purchase new television receivers capable of displaying DTV signals or set-top boxes that can receive digital signals and convert them to analog signals for display on existing receivers.

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

The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Analog Channel	Digital Channel	Currently Broadcasting in Digital Format
KOMO-TV	Seattle-Tacoma, WA		38	Yes
KUNS-TV	Seattle-Tacoma, WA		50	Yes
KATU (TV)	Portland, OR		43	Yes
KUNP (TV)	LaGrande, OR		16	Yes
KUNP LP	Portland, OR	47		No (1)
KVAL-TV	Eugene, OR		13	Yes
KCBY-TV	Coos Bay, OR		11	Yes
KPIC (TV)	Roseburg, OR		19	Yes
KIMA-TV	Yakima, WA		33	Yes
KEPR-TV	Pasco/Richland/Kennewick, WA		18	Yes
KBAK-TV	Bakersfield, CA		33	Yes
KBFX-CA	Bakersfield, CA		29	Yes
KUNW-CA	Yakima, WA		30	Yes
KVVK-CA	Pasco/Richland/Kennewick, WA		15	Yes
KORX-CA	Walla-Walla, WA	16		No
KLEW-TV	Spokane,WA		32	Yes
KBOI-TV	Boise, ID		28	Yes (2)
KYUU-LP	Boise, ID	35		No
KIDK (TV)	Idaho Falls-Pocatello, ID		36	Yes
KXPI-LP	Pocatello, ID		34	Yes

(1)	A construction permit to convert KUNP-LP, Portland as a flash-cut from analog to digital has been granted by the FCC and construction is in progress.
(2)	A construction permit to change the digital channel assignment of KBOI, Boise from channel 28 to channel 9 has been granted by the FCC and construction is in progress.

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

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff, on-air talent and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of LMAs and JSAs by which one entity agrees to provide administrative and other services to a station operated by another entity, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry and our business in particular.

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

Internet Business

Our Internet business is included in our television segment. Technology is impacting the distribution and consumption of traditional broadcast media. Developments in digital technology, the Internet and other interactive media have fundamentally changed the competitive landscape and have created an entirely new way for consumers to experience media. In April 2006, we formed the Fisher Interactive Network (www.fisherinteractive.com) to bring together our digital media assets. The following table sets forth selected information about our primary television and radio websites:

Property	Market Area	Website URL
KOMO-TV	Seattle-Tacoma, WA	www.komonews.com
KOMO AM	Seattle-Tacoma, WA	www.komonews.com
KVI AM	Seattle-Tacoma, WA	www.kvi.com
KPLZ-FM	Seattle-Tacoma, WA	www.star1015.com
KUNS-TV	Seattle-Tacoma, WA	www.kunstv.com
KATU-TV	Portland, OR	www.katu.com
KUNP-TV	Portland, OR	www.kunptv.com
KVAL-TV	Eugene, OR	www.kval.com
KCBY-TV	Coos Bay, OR	www.kcby.com
KPIC-TV	Roseburg, OR	www.kpic.com
KIMA-TV	Yakima, WA	www.kimatv.com
KEPR-TV	Pasco/Richland/Kennewick, WA	www.keprtv.com
KLEW-TV	Spokane, WA	www.klewtv.com
KBOI-TV	Boise, ID	www.kboi2.com
KBAK-TV/KBFX-CA	Bakersfield, CA	www.bakersfieldnow.com

Hyperlocal Websites

In addition to our primary station websites discussed above, we have over 120 hyperlocal websites, each focused on news, information and entertainment specific to an individual geographic neighborhood within the Seattle-Tacoma, Portland, Eugene, Bakersfield and Boise market areas. These sites provide local communities with added coverage of locally-focused news and stories that would not otherwise appeal to the broader audiences reached by our television and radio stations. The sites are an important part of our broadcast-to-broadband initiative to provide neighborhood information at a grassroots level while enabling local businesses to efficiently reach their customers. We are working with our technology and sales provider, DataSphere Technologies, Inc., in its distribution of the hyperlocal solution to other broadcast companies.

Entertainment & Lifestyle Websites

Our Internet business also operates websites not directly affiliated with our television and radio stations.

Seattle Pulp (www.seattlepulp.com) and Portland Pulp (www.portlandpulp.com) take a locally-focused, humorous approach to entertainment and lifestyle content. Pulp sites put a fresh spin on the newest internet trends while searching for the most exciting and unique corners of your city.

GalTime (www.galtime.com) is a lifestyle website keeping women savvy, informed and connected to their communities. HeadDrama (www.headdrama.com) features expert advice and tools to help get personal drama under control. BodyChecklist (www.bodychecklist.com) delivers valuable advice and information regarding the latest health and fitness trends. Seattle Now (www.seattlenow.com) is a multiplatform service dedicated to helping Seattle shoppers save time and money by combining local daily deals, local coupon offers and links to popular retailers. The Daily Buzz website (www.dailybuzznation.com) is a companion site for the nationally syndicated Daily Buzz morning television news and infotainment program.

Competition

Individuals as well as multi-national companies can easily establish an Internet presence and business with a limited amount of investment. Some organizations or individuals may have greater financial resources available affording them better access to content, talent, revenue and audience. Competition over the Internet takes place on several levels: competition for audience, competition for advertisers, competition for content and competition for staff and management. Websites are in a state of constant technological advancement and innovation and there is no limit to the number of websites one company or individual can create or operate. While there are few governmental restrictions on websites, changes from regulatory bodies could have a material adverse effect on the business.

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

The following table sets forth certain information regarding our owned radio stations.

Market	Station	Dial Position	Power	Format
Seattle, WA	KOMO AM/FM	1000 kHz/97.7MHz	50 kW/63kW	News
Seattle, WA	KVI AM	570 kHz	5 kW	Talk
Seattle, WA	KPLZ FM	101.5 MHz	100 kW	Hot Adult Contemporary

Our radio stations broadcast to a six-county metropolitan population of approximately 3.5 million with news and entertainment radio services. KOMO (AM/FM) and KVI (AM) have been on the air since 1926 and KPLZ (FM) has been on the air since 1959. According to 2011 data provided by Arbitron, Seattle is the 13th largest radio market in the United States. KOMO (AM/FM) is Seattle’s only all news formatted station. On January 3, 2012, KVI (AM) changed from an Oldies format and was rebranded as “Smart Talk” a local and national mix of spoken word programming. KPLZ (FM) programs “Hot Adult Contemporary” music.

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

Federal Regulation

The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules cover many areas of station operations, including, but not limited to, allotment of television and radio channels to particular frequencies and communities; approval of station technical operating parameters; issuance, renewal, revocation, and modification of licenses; changes in the ownership or control of licensees; regulation of equipment; and the employment practices of stations. The FCC has the power to impose penalties, including monetary forfeitures or license revocations, for violations of the Communications Act and Commission rules.

The following discussion summarizes the federal statutes and regulations material to our operations, but does not purport to be a complete summary of all the provisions of the Communications Act or of other current or proposed statutes, regulations, and policies affecting our business. The summaries which follow should be read in conjunction with the text of applicable statutes, rules, regulations, orders, and decisions.

Programming and Operations.    The Communications Act requires broadcasters to serve the “public interest.” Stations must periodically document their presentation of programming responsive to local community problems, needs, and interests. Complaints concerning programming may be considered by the FCC at any time.

The FCC has numerous regulations and policies relating to the operation of broadcast stations including, among other things, rules and policies concerning the maximum rates that stations may charge for certain political advertising, sponsorship identification disclosures, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount of commercial matter in and adjacent to certain children’s programming, closed captioning and video description, the emergency alert system, the provision of emergency information to individuals with hearing and visual disabilities, the advertising of cigarettes or smokeless tobacco, the provision of equal opportunities in broadcast employment, broadcast technical operations, and the requirement to maintain for public inspection certain documentation regarding a number of aspects of station operations.

In addition, federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material from 6 a.m. through 10 p.m. local time. In recent years, the FCC and its indecency prohibition have received much attention. The maximum monetary penalty for the broadcast of obscene, indecent, or profane material is $325,000 for each “violation,” with a cap of $3 million for any “single act.” The FCC’s indecency enforcement policy was reviewed by the U.S. Supreme Court in 2009 and is presently again before the Court. In 2009, the Court upheld the FCC’s “fleeting expletives” indecency policy on administrative law grounds but remanded cases to the U.S. Court of Appeals for the Second and Third Circuits for review of the FCC’s policy on First Amendment constitutional grounds. In July 2010, the Second Circuit declared the FCC’s indecency policy unconstitutionally vague, and the Second Circuit confirmed that decision in a separate case in January 2011. The FCC appealed these decisions to the U.S. Supreme Court, and oral arguments were heard on the appeals in January 2012. A decision on the Second Circuit cases is expected by the end of the U.S. Supreme Court’s term in June 2012. Meanwhile, in another case, the Third Circuit in November 2011 held, as it had earlier, that the FCC’s sanction for “fleeting nudity” was a departure from its own policies on actionable indecency. The time for filing an appeal to the U.S. Supreme Court from this Third Circuit decision has not yet passed.

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

Digital Broadcasting.    The Communications Act and the FCC required full power television stations to transition from analog television service to digital television service in 2009. All of our full power television stations have completed the transition and are operating with digital facilities in compliance with FCC rules. Class A Television Stations, Low Power Television Stations, and Television Translator Stations are required to convert to digital television service no later than September 1, 2015. In connection with the low power digital transition, low power stations operating on “out-of-core” channels 52 through 69 were required to vacate operations (analog or digital) on those channels by December 31, 2011. Of our Class A Television Stations, Low Power Television Stations, and Television Translator Stations, the following are already providing digital service: KBFX-CD, KUNW-LD, KVVK-CD, KXPI-LD, K07QC-D, K10AW-D, K11CP-D, and K35LD.

The FCC’s rules permit, but do not require, FM and AM stations to broadcast digitally. Digital FM stations are permitted to operate with a power level up to ten percent of the station’s authorized analog power.

License Renewal.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for eight-year terms (subject to short-term renewals in certain circumstances). The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience, and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. During the consideration of a license renewal application, interested parties may petition to deny the application. The FCC will grant the renewal application and dismiss any petitions to deny if it determines that the licensee meets the statutory renewal standards based on a review of the licensee’s performance during the preceding license term. Competing applications for the same frequency may not be filed until after the FCC has denied an incumbent’s application for license renewal and opened a filing window for an auction among new applications.

Failure to observe FCC rules and policies, including, but not limited to, those discussed in this document, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term license renewal (i.e., a license term shorter than the full eight years) or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

While the vast majority of licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If a station license is not renewed by the expiration date, the station’s authority to operate is automatically extended while a renewal application is on file and under review.

Station	Market Area	Expiration Date
KLEW-TV (and related translator stations)	Spokane, WA	October 1, 2014
KBOI-TV	Boise, ID	October 1, 2014
KYUU-LP	Boise, ID	October 1, 2014
KIDK (TV) (and related translator stations)	Idaho Falls-Pocatello, ID	October 1, 2014
KXPI-LD	Idaho Falls-Pocatello, ID	October 1, 2014
KBAK-TV	Bakersfield, CA	December 1, 2014
KBFX-CD	Bakersfield, CA	December 1, 2014
KOMO-TV	Seattle-Tacoma, WA	February 1, 2015
KUNS-TV	Seattle-Tacoma, WA	February 1, 2015
KATU (TV) (and related translator stations)	Portland, OR	February 1, 2015
KUNP (TV)	Portland, OR	February 1, 2015
KUNP-LP	Portland, OR	February 1, 2015
KVAL-TV (and related translator stations)	Eugene, OR	February 1, 2015
KCBY-TV (and related translator stations)	Eugene, OR	February 1, 2015
KPIC (TV) (and related translator stations)	Eugene, OR	February 1, 2015
KIMA-TV (and related translator stations)	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KEPR-TV (and related translator stations)	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KUNW-CA/LD	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KVVK-CD	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KORX-CA	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015

The	license terms of our radio stations expire on February 1, 2014.

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

•

equity and/or debt interests which in the aggregate exceed 33% of a licensee’s total assets if the interest holder supplies more than 15% of the station’s total weekly programming or is a same-market broadcast company, cable operator or newspaper (the “equity/debt plus” standard).

If an attributable shareholder of the Company or other attributable party has or acquires an attributable interest in other broadcast stations or daily newspapers, depending on the location and nature of such stations or newspapers, such interest may violate the FCC’s multiple ownership rules and may impact our business or ability to acquire or sell media properties in the future.

The FCC’s currently effective ownership rules that are material to our operations are summarized below. Note that certain of these rules are subject to modification in a pending FCC rulemaking proceeding also described below.

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

Local Television Ownership Limits

Detailed FCC rules regulate the extent to which a party may have an attributable interest in more than one full-power television station in the same area (the “Local Television Ownership Limits”). Common ownership of multiple television stations is permitted where the stations are in different Nielsen DMAs. Common ownership of two television stations in the same DMA is permitted where (i) there is no impermissible contour overlap among the stations; (ii) where at least one of the two stations is not ranked among the top four stations in the DMA and at least eight separately-owned full-power television stations will remain after the combination is created; or (iii) where certain waiver criteria are met for “failed” or “failing” stations. (In a pending FCC rulemaking, the FCC has proposed to eliminate the contour overlap provision of the rule.) In addition, stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the Local Television Ownership Limits. Class A Television Stations, Low Power Television Stations, and Television Translator Stations are not subject to the Local Television Ownership Limits. At present, we comply with the FCC’s Local Television Ownership Limits.

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

Cross-Ownership Restrictions

A party may have attributable interests in both television and radio stations in the same local market. The specific number of such stations is governed by FCC rules, depending on the number of independent media voices in the market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the Local Television Ownership Limits, two television stations and six radio stations. In a pending FCC rulemaking, the FCC has proposed to eliminate the radio/television cross-ownership rule. If adopted, the proposed rule would allow a single owner to hold the maximum number of each type facility (radio or television) that would otherwise be permitted under the Local Radio Ownership Limits or Local Television Ownership Limits.

The FCC’s rules prohibit the licensee of a radio or television station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published (the “Broadcast-Newspaper Cross-Ownership Rule”). The FCC revised the Broadcast-Newspaper Cross-Ownership Rule in February 2008, but the Third Circuit in July 2011 vacated and remanded the revised rule.

In December 2011, various parties filed petitions seeking review of the Third Circuit decision by the U.S. Supreme Court. A pending FCC rulemaking initiated in December 2011 has proposed a new relaxed rule that, if adopted, would potentially allow, subject to the application of additional standards, newspaper/broadcast cross-ownership in the top 20 DMAs.

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

Joint Sales Agreements.    JSAs typically involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Under the FCC’s attribution policies, the licensee of a radio station selling more than 15% of the advertising of another radio station in the same market is considered to have an attributable interest in the other station. In contrast, television station JSAs are not attributable under the FCC’s policies. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains pending.

Quadrennial Regulatory Reviews.    Section 202(h) of the Telecommunications Act of 1996 requires the FCC to review its ownership rules every four years to “determine whether any of such rules are necessary in the public interest as the result of competition.” Under Section 202(h), the FCC “shall repeal or modify any regulation it determines to be no longer in the public interest.” The FCC has commenced its 2010 Quadrennial Review of its media ownership rules, and it remains pending. As discussed above, in December 2011 the FCC opened a rulemaking proceeding as part of the 2010 Quadrennial Review and following the Third Circuit’s decision vacating and remanding previously adopted rules.

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

Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, as amended (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to carry the primary digital broadcast channel, but not multicast programming channels, of local commercial television stations electing mandatory carriage. Except for certain small cable systems, must-carry signals broadcast in high definition must be carried on cable systems in high definition. To ensure that all cable subscribers, including those with analog television sets, continue to be able to view all must-carry broadcast stations, for a period of three years after the June 12, 2009, national digital transition, cable operators must (with the exception of certain small cable systems) either (i) provide analog cable subscribers with must-carry digital television signals in an analog format or (ii) provide subscribers using analog television sets with the necessary equipment to view the must-carry digital signals. In 2009, the U.S. Court of Appeals for the Second Circuit affirmed the constitutionality of the cable must-carry rules. The U.S. Supreme Court declined to review the Second Circuit’s decision.

The 1992 Cable Act also prohibits cable operators and other multichannel video programming distributors from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. The most recent carriage election deadline was October 1, 2011, for the period January 1, 2012, through December 31, 2014.

Under the “carry-one, carry-all” provision of the Satellite Home Viewer Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) and the Satellite Television Extension and Localism Act of 2010 (“STELA”), a satellite carrier is generally required to retransmit the primary digital channel of all local television stations in a DMA if the satellite carrier chooses to retransmit the primary channel of any local television station in that DMA. Over a four-year period, from 2010 to 2013, satellite carriers are required to begin carrying such stations’ high definition signals without down-resolution. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. The most recent carriage election deadline was October 1, 2011, for the period January 1, 2012, through December 31, 2014.

In recent years, there have been several high-profile disputes in retransmission consent negotiations between broadcasters and cable and satellite operators. In 2010, several cable and satellite operators filed a petition with the FCC seeking the agency’s intervention in the retransmission consent process. The FCC opened a rulemaking proceeding on these issues in March 2011, and the proceeding remains pending at this time.

Under STELA, which extended some of the compulsory copyright license provisions of SHVERA for 5 years, satellite carriers are permitted in certain circumstances to retransmit distant broadcast network signals from stations outside the local television market to unserved households that cannot receive an over-the-air signal of a local network station. In November 2010, the FCC released Orders implementing certain provisions of STELA. Among other things, the FCC’s Orders interpreted STELA to allow satellite carriers to import a duplicating adjacent market “significantly viewed” network station in a variety of circumstances, including if the satellite carrier and local affiliate are at an impasse in retransmission consent negotiations.

In fall 2011, Crestview Cable Communications filed a Petition for Special Relief with the FCC seeking to modify the must-carry markets of certain Bend, Oregon, television stations, including ABC affiliate KOHD, to add the communities of Prineville (Crook County, Oregon) and Culver, Madras, and Metolius (Jefferson County, Oregon), each of which is located in the Portland DMA. Our station KATU (TV), Portland, Oregon, is an ABC-affiliated station located in the Portland DMA which could be negatively impacted if the FCC grants Crestview’s Petition. The Company timely filed an opposition to the petition in December 2011. This matter remains pending.

Non-FCC Regulation.    A number of other federal regulations, as well as numerous state and local laws, can either directly or indirectly impact broadcast operations. Included in this category are:

•	rules and regulations of the Federal Aviation Administration affecting the location, marking, and height of broadcast towers;

•	federal, state, and local environmental and land use restrictions;

•	the Copyright Act and the rules and regulations of the Copyright Office; and

•	campaign finance laws and the rules and regulations of the Federal Election Commission.

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

Proposed Legislation and Regulation and Court Litigation.    Congress and the FCC may in the future adopt new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been considered in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. In addition, in connection with the American Recovery and Reinvestment Act of 2009, the FCC is in the process of reviewing various spectrum bands and has recommended that 120 MHz of spectrum in the bands currently licensed to television broadcasters be repurposed for wireless broadband services, and Congress is considering legislation to authorize the FCC to conduct incentive auctions whereby broadcasters may voluntarily give up their spectrum in exchange for payment. Also, in December 2010, Congress passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. In 2011, the FCC revised its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city; the FCC adopted rules pursuant to a statutory mandate which generally require television stations to acquire new equipment and ensure that the volume level of commercials match that of contiguous programming; the FCC adopted rules requiring certain video material to be closed captioned on websites if it first aired on television with closed captions; the FCC adopted rules requiring certain television stations to provide a certain amount of video described programming per calendar quarter; and the FCC launched new proceedings that propose new on-line programming disclosure reporting obligations and would require stations to maintain extensive materials in on-line public inspection files.

In addition, legislation and regulations that directly or indirectly impact the operation of broadcast stations are now, or may become, the subject of court litigation. As discussed above, the constitutionality of the FCC’s indecency policies is currently under review by the U.S. Supreme Court, and petitions for writ of certiorari related to the FCC’s ownership rules were filed in December 2011. In addition, the FCC’s 2008 decision to allow certain unlicensed devices to operate in frequencies adjacent to active DTV channels has been appealed to the U.S. Court of Appeals for the D.C. Circuit; however, the court has stayed its review of the appeal pending the FCC’s ruling on various pending petitions for reconsideration. As of January 2012, the petitions for reconsideration remain unresolved, and the appeal is still being held in abeyance. The Company cannot predict the outcome or the impact of these cases or any other matters that are now, or may become, the subject of court litigation.

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

Fisher Plaza Segment

Through Fisher Media Services, during most of 2011, we owned and managed Fisher Plaza, a full-block, mixed-use facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza, we entered into a Lease (the “Lease”) with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and we have the right to extend the term for three successive five-year periods. Our corporate headquarters and Seattle television, radio and internet operations continue to be located at Fisher Plaza. Going forward, we will no longer have the Fisher Plaza as one of our segments.

On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of the Fisher Plaza facility disrupted city-supplied electrical service to that building. A third-party investigation concluded that the fire appeared to have been caused by a malfunction of bus duct equipment manufactured by a third-party. All of the final repairs and equipment replacement were completed as of December 31, 2009. We have received reimbursement for substantially all of our insurance claims related to the fire. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments” for more information.

Occupancy levels at Fisher Plaza were 96%, 96% and 97% as of December 15, 2011, December 31, 2010 and 2009, respectively. Fisher entities occupied 41%, 41% and 43% of Fisher Plaza as of December 15, 2011, December 31, 2010 and 2009, respectively.

Available Information

Our website address is www.fsci.com. We make available on this website under “Investor Relations—SEC Filings,” free of charge, our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 forms and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our code of ethics and Board of Directors committee charters are available on the website under “Investor Relations—Corp. Governance.” Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial or remote also may impair our business operations. If any of the following risks occur, our business, financial condition and future results could be adversely impacted.

Another downturn in economic conditions in the United States may adversely affect our results of operations, cash flows and financial condition.

The general economic recovery in the United States continued in 2011; however, factors such as high levels of unemployment and ongoing weakness in the housing sector continued to create uncertainty about the strength and sustainability of the recovery. Any adverse change in economic conditions may again negatively affect our operating results and the broadcast industry in general by, among other things, reducing demand for local and national broadcast advertising and making it more difficult for customers to pay their accounts. In such an environment, we may experience downward pressure on our stock price and credit capacity without regard to our underlying financial strength. If high levels of market disruption and volatility return, our business, financial condition, results of operations and cash flows will likely be adversely affected, possibly materially. Because significant portions of our costs of services are fixed, we may be unable to materially reduce costs to offset any declines in our revenues. As a result, we could suffer net losses if economic conditions once again deteriorate. In particular, any renewed downturn in the national economy could result in decreased national advertising sales. If this happens, it could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue. In addition, our ability to access the capital markets may be severely restricted which could reduce our flexibility to react to changing economic and business conditions. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged, and our cash balances will not yield significant interest income in the current low-interest rate environment. Such measures could include deferring capital expenditures and other discretionary uses of cash. Uncertainty about the sustainability of the current economic conditions could also add to the volatility of our stock price. We cannot predict the timing, magnitude or duration of any future economic downturn or any subsequent recovery.

We depend on advertising revenues, which fluctuate as a result of a number of factors.

Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on many factors, including the following:

•	the health of the economy, and particularly the economy of the Pacific Northwest given the concentration of most of our operations in that region;

•	the popularity of our programming;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of media, particularly network, cable television, direct satellite television and radio, and the Internet;

•	the use of services and devices that allow viewers to minimize commercial advertisements, such as satellite radio and personal digital video recorders;

•

increased competition for the leisure time of audiences, including video-on-demand, video game consoles, personal computers, smart phones and tablet devices, Internet-delivered audio and video programming, and other sources of home entertainment;

•	changes in the makeup of the population in the areas where our stations are located;

•	level of consumer confidence;

•	level of political advertising spending;

•	advertisers’ budgets, which are affected by broad economic trends;

•	size and demographic characteristics of our markets, especially the Pacific Northwest region; and

•	other factors that may be beyond our control.

In addition, our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical and varies based on the timing and competitiveness of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures. While 2012 is expected to be a significant year for political advertising nationwide, our 2012 political advertising revenue depends to a large extent on factors yet to be determined.

Also, the occurrence of natural disasters or other circumstances beyond our control may cause us to lose our ability to operate our stations or, if we are able to broadcast under such circumstances, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

In recent years, we have incurred losses. We cannot assure you that we will be able to maintain profitability in the future.

While we had income from continuing operations before income taxes of $54.4 million and $15.4 million in 2011 and 2010, respectively, as recently as 2009 we had a loss from continuing operations before income taxes of $13.7 million. We cannot assure you that our initiatives to improve our operating performance will be successful or that we will be able to maintain profitability in the future, especially given the current uncertain state of the national and regional economies and its effect on advertising revenues.

Unfavorable resolution of tax returns and positions could adversely affect our tax expense and our results of operations, cash flows and financial condition.

Our tax returns and positions are subject to review and audit by federal, state, and local taxing authorities and the tax authorities have challenged, may in the future challenge certain of our tax positions as a result of examinations. The U.S. federal statute of limitations remains open for the year 2008 and onward. In 2011, the IRS completed its field examination of the our 2008 and 2009 U.S. tax returns and we agreed upon and paid $168,000 in a final settlement, as well as $5,000 in interest expense. The IRS completed its field examination of our 2006 and 2007 U.S. tax returns in June 2009 and we paid $856,000 for the settlement of this examination, as well as $31,000 in interest expense. These settlements did not have a material impact on income tax expense. The States of California and Oregon are currently conducting an audit of the our 2007 and 2008 state tax returns. In November 2011, we received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with our treatment of the proceeds from our 2007 and 2008 sales of Safeco Corporation stock and dividends received. We intend to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require us to make additional tax payments, which could materially affect its effective tax rate. An unfavorable outcome of a tax audit could result in higher tax costs and payments, thereby negatively impacting our results of operations and cash flows. We believe our tax positions comply with applicable tax law, and we intend to vigorously defend these positions if challenged. The final disposition of any positions challenged by the tax authorities could require us to make additional tax payments and incur additional costs for tax legal and advisory services. Such a resolution could also materially affect our effective tax rate for future periods.

Difficulties in the automotive, retail and other key advertising categories could materially affect our results and the value of our common stock.

A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors, two sectors that experienced extreme difficulties as recently as 2009. While both industries experienced continued improvement in 2011, renewed difficulties in these and other key industries could adversely affected total advertising expenditures in the United States. Reductions in spending by these and other industries over the course of 2012 could adversely affect our results of operations and cash flows, and the value of our common stock.

‘The non-renewal, modification, or cancellation of affiliation agreements with major television networks, could harm our operating results.

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

Our two largest television stations, KOMO-TV, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC Network with current terms expiring in August 2014. The major network affiliations for our television stations other than KOMO-TV and KATU are with CBS or FOX. Our affiliation agreements with CBS generally expire in February 2016. Our only affiliation agreement with FOX Network at KBFX, in Bakersfield, California, expires in June 2014. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. While we generally expect to renew our affiliation agreements prior to their expiration, there can be no assurances that we will do so, or on terms that are beneficial to us. Although none of our major network affiliation agreements are scheduled for renewal in 2012, any modification, cancellation or eventual non-renewal of any of these agreements could harm our operating results. Some of the networks with which our stations are affiliated may require as a condition to the renewal of affiliation agreements, among other things, increased cash payments to the network or other potential terms that could be detrimental to our business. Consequently, our affiliation agreements may not remain in place under existing terms and any of the networks may not continue to provide programming to our stations on the same basis as it currently provides programming. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in or loss of network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include the following:

•

increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience and the cost of the replacement programming;

•	loss of market share or slower market growth due to advertiser uncertainty about the switch or lower ratings for the replacement programming;

•	costs of building a new or larger news operation and other increases in station programming costs, if necessary; and

•	the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation, if any.

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

Our advertising revenues are dependent on the success and popularity of our local, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our primary Seattle and Portland television stations, which accounted for approximately 61% of our television broadcasting revenue in 2011, are affiliated with the ABC Network. Twelve of our television stations are affiliated with one of the four major television networks, including ABC, six of our television stations are affiliated with Univision (Spanish language) and the remainder are independent or subscribe to various programming services. Any performance decline by ABC, CBS, or other networks or network program suppliers, could harm our business and operating results. We rely on our stations’ ratings points when determining the advertising rates that we receive. The use of new ratings technologies and measurements could adversely impact our program ratings and reduce advertising pricing and spending.

The costs of television programming may increase, which could adversely affect our results of operations.

Programming is a significant operating cost for our television businesses. There can be no assurances that we will not be exposed to increases in costs under future programming arrangements, including, without limitation, for network and syndicated programming. Such increases could have an adverse effect on our results of operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, with little or no guarantee for the programs performance. Any significant shortfall, now or in the future, in advertising revenue and/or a decline in the expected popularity of the programming for which we have acquired rights could lead to less than expected revenue which could result in programming write-offs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station earnings. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results.

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

New technologies could continue to adversely affect our television and radio stations. Information delivery and programming alternatives including cable, direct satellite-to-home services, video provided by telephone companies, satellite radio, pay-per-view, the Internet, digital video recorders and home video and entertainment systems, portable audio and video entertainment systems, and mobile phones have fractionalized television and radio audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes including the usage of video-on-demand have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, video-on-demand, and the Internet, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers.

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

In addition to competing with other media outlets for audience share, we also compete for advertising revenue that comprises our primary source of revenue. Our stations compete for advertising revenue with other television and radio stations in their respective markets, as well as with other advertising media such as newspapers, the Internet, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Cable companies and others have national advertising networks that increase the competition for national advertising. Our stations also compete against other local media outlets for exclusive local access to programming. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming.

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

Recently, third parties have begun to stream broadcast programming over the Internet without permission from broadcast stations. This practice can dilute the value of our programming and adversely affect our stations’ results of operations. In at least one instance, programming from our Seattle television station, KOMO-TV, was being streamed without our consent, and currently we are a party to a lawsuit concerning such unauthorized streaming—WPIX Inc. et. al. v. ivi, Inc. and Todd Weaver. A federal district court has enjoined ivi’s streaming, and ivi has appealed this decision to the U.S. Court of Appeals for the Second Circuit where the case remains pending. We cannot predict the ultimate outcome of the litigation.

Changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

In recent years, the networks have streamed or allowed others to stream their programming on the Internet in very close proximity to said programming’s broadcast on local television stations, including those we own. Networks have also moved programming, including some premium programming, to non-broadcast distribution platforms like cable channels owned by the networks. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the station’s primary programming stream or (2) enter into retransmission consent negotiations for carriage, which may include carriage of a station’s primary and multicast programming streams. Unless a retransmission consent agreement is reached, cable and satellite operators are not required to carry our multicast programming streams. At present, we have retransmission consent agreements with the major cable operators in our markets and both satellite providers, including carriage of certain of our multicast programming streams. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than those of our competitors, our ability to compete effectively may be adversely affected.

In recent years, there have been several high-profile disputes in retransmission consent negotiations between broadcasters and cable and satellite operators. In 2010, several cable and satellite operators filed a petition with the FCC seeking the agency’s intervention in the retransmission consent process, and in 2011, the FCC initiated a proceeding on the retransmission consent rules. It is uncertain what, if any, impact these FCC proceedings may have on our television stations’ ability to secure and maintain signal carriage over cable or satellite, and whether our ability to compete effectively may be adversely affected.

Pending initiatives to reallocate television spectrum could, if adopted, adversely affect our business, operation results, and stock price.

New mobile communications technologies are increasingly offering Internet broadband services using wireless spectrum. In connection with the FCC’s development of a National Broadband Plan—a plan the FCC was required to develop pursuant to the American Recovery and Reinvestment Act of 2009 to ensure widespread access to broadband capability throughout the United States—the FCC has expressed concern that the United States will not have spectrum sufficient to meet demand for wireless broadband services in the near future. The National Broadband Plan recommends that 120 MHz of spectrum in the bands currently allocated to television broadcasters be reallocated for wireless broadband services. Various scenarios are being considered, including voluntary reallocation of spectrum that broadcasters agree to surrender, which may be all or a portion of a particular station’s spectrum, and compensation to broadcasters from the proceeds from the auction of reallocated spectrum to other services (on February 22, 2012 the President signed into law legislation that authorizes the FCC to conduct such auctions). In December 2010, the FCC initiated a proceeding to begin its efforts to reallocate the television spectrum. This proceeding remains pending. One proposal in this new proceeding is to establish a framework in which two or more television stations may share a single 6 MHz channel. This reallocation could limit our ability to realize the full potential of digital television, including high definition, multicast programming, and mobile digital television. Related reductions in the quality or quantity of our services may impede our ability to compete for programming, diminish the size of our audience, or reduce our advertising revenues. We cannot predict the ultimate outcome of any proposals made in this or related proceedings; however, the reallocation of all or some portions of our television stations’ spectrum and increased competition from new mobile communications technologies could materially affect our operating results, financial condition, and stock price.

Changes in FCC regulations regarding ownership have increased the uncertainty surrounding the competitive position of our stations in the markets we serve.

Section 202(h) of the Telecommunications Act of 1996 requires the FCC to review its ownership rules every four years to “determine whether any of such rules are necessary in the public interest as the result of competition.” Under Section 202(h), the FCC “shall repeal or modify any regulation it determines to be no longer in the public interest.” The FCC’s 2002 and 2006 Quadrennial Reviews were both appealed to the U.S. Court of Appeals for the Third Circuit, and as a result, the FCC’s rules currently in effect are generally the same as they were prior to the FCC’s 2002 review.

In connection with the FCC’s 2010 Quadrennial Review, in late December 2011 the FCC proposed certain changes to its media ownership rules. In general, the FCC has proposed to liberalize its broadcast/newspaper cross-ownership rule and eliminate the radio/television cross-ownership rule. We cannot predict the outcome of this proceeding nor the effect that any particular outcome will have on our stations and business. In addition to potentially providing acquisition opportunities for us, any relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess.

Changes in laws and regulations of the broadcasting industry and changes in enforcement policies may have an adverse effect on our business.

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Compliance with and the effects of existing and future regulations could have a material adverse impact on us.

We are required to obtain licenses from the FCC to operate our radio and television stations. Issuance, renewal, assignment, and transfer of broadcast station operating licenses require FCC approval. Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period or denied under certain circumstances. FCC licenses for our various television and radio stations expire in 2013, 2014 or 2015. While the majority of licenses are renewed by the

FCC, we cannot assure you that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

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

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has been enforcing the law in a subjective and arbitrary fashion which creates uncertainty as to our ability to comply with the rules (in particular during live programming) and impacts our programming decisions. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations. The maximum monetary penalty for the broadcast of obscene, indecent, or profane language or images is $325,000 for each “violation,” with a cap of $3 million for any “single act.” The FCC’s indecency enforcement policy is currently the subject of federal litigation by networks and broadcasters. On January 10, 2012, the U.S. Supreme Court heard oral arguments in two cases on the constitutionality of the FCC’s indecency enforcement policy. A decision from the U.S. Supreme Court is expected later in 2012. We cannot predict the outcome of the litigation or its effect on our operations.

In recent years, the FCC has also vigorously enforced a number of other rules, typically in connection with license renewals. For example, the FCC has issued fines and sanctions for violations of its various rules concerning: equal employment opportunity, public inspection files, children’s programming, commercial time limits, sponsorship identification, closed captioning, station-conducted contests, and emergency alert systems. We cannot predict the effect that the FCC’s recent vigorous enforcement approach will have on our operations.

Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been considered in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. As discussed above, the FCC has a proceeding underway to reallocate the television spectrum, and Congress is considering legislation to authorize the FCC to auction portions of the television spectrum. Also, in December 2010, Congress passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. In 2011, the FCC revised its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city; the FCC adopted rules pursuant to a statutory mandate which generally require television stations to acquire new equipment and ensure that the volume level of commercials match that of contiguous programming; the FCC adopted rules requiring certain television stations to provide a certain amount of video described programming per calendar quarter; and the FCC launched new proceedings that propose new on-line programming disclosure reporting obligations and would require stations to maintain extensive materials in on-line public inspection files.

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

We have intangible assets and we have recorded substantial impairments of these assets in the past. Future write-downs of intangible assets would reduce net income or increase net loss, which could materially and adversely affect our results of operations and the value of our common stock.

We currently have approximately $53.6 million of goodwill and intangibles included in our total assets, which represents approximately 16% of our total assets. We test goodwill at the reporting unit level and intangible assets annually in October or whenever certain triggering events or circumstances occur, including, but not limited to changing business conditions and outlook, significant slowdown in the economic environment, and significant reduction in our market capitalization, indicating that goodwill or intangible assets might be impaired. For example, we recorded an impairment charge of $76.7 million during the fourth quarter of 2008. In recent years, declines in advertising revenues adversely affected investors’ outlooks on the market value of broadcasting companies including ours. Trends like this may be considered an indicator of impairment, and if they reemerge, they could require us to perform an impairment analysis in advance of our annual impairment testing. In addition, any significant shortfall in advertising revenue could lead to a downward revision in the fair value of certain reporting segments. If impairment is indicated as a result of future evaluations, we would record a further impairment charge in accordance with accounting rules, which would reduce any reported net income or increase any reported net loss for the period in which the charge is taken, and which could adversely affect the value of our common stock. We may need to take additional impairments in the future, and historical trends may not be indicative of our future impairments. As a result, we could recognize further impairments in future quarters on the approximately $53.6 million goodwill and intangibles currently included in our total assets.

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

We may experience volatility in the market price of our common stock due to the lower trading volume and the concentrated ownership of our common stock.

The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile. In particular, the volatility of our shares is influenced by lower trading volume and concentrated ownership relative to many of our publicly-held competitors, as well as the recent volatility in the stock market. For example, our closing stock price has ranged from a high of $31.87 per share to a low of $7.51 per share during the period between January 1, 2009 and February 15, 2012. Because several of our shareholders own significant portions of our outstanding shares, our stock is relatively less liquid and therefore more susceptible to large price fluctuations than many other companies’ shares. If these shareholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

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

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in internal control over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our annual report on Form 10-K. Our independent registered public accountants are required to audit and provide a separate opinion on their evaluation of our internal control over financial reporting. To issue our report, we document our internal control over financial reporting design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our independent registered public accountants discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with Section 404 of the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Our operations may be adversely affected by earthquakes and other natural catastrophes in the Pacific Northwest or California.

Our corporate headquarters and the majority of our operations are located in the Pacific Northwest and we own two television stations in California. The Pacific Northwest and California have from time to time experienced earthquakes. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. Our broadcasting towers may also be affected by other natural catastrophes, such as forest fires. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or other natural catastrophes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Television Segment Properties.    Our television stations other than KOMO TV and KUNS TV operate from offices and studios owned by our Fisher Broadcasting Company subsidiary in the markets listed in “Business – Television Segment”. KOMO TV and KUNS TV operate from the offices and studios in Fisher Plaza, a facility which we sold in December 2011 and in which we currently lease space. Television transmitting facilities and towers are also generally owned by Fisher Broadcasting in California, Idaho, Oregon and Washington. In each of Boise, Idaho and Portland, Oregon, our local television station is a member in a limited liability company with other broadcast companies. Each limited liability company was formed to construct and operate a joint use tower and transmitting site for the broadcast of radio and digital television signals. The land on which the towers reside is leased by the limited liability companies from another company or entity.

Radio Segment Properties.    Our Seattle stations are located in Fisher Plaza, a facility which we sold in December 2011 and in which we currently lease space. Radio transmitting facilities and towers are owned by Fisher Broadcasting Company, except transmitting facilities and towers for KPLZ FM.

Fisher Plaza Segment Properties.    Until December 15, 2011, Fisher Media Services owned and managed Fisher Plaza, a facility located near downtown Seattle that serves as the home of our corporate offices and our Seattle television and radio stations. In December 2011, we sold Fisher Plaza and leased back approximately 121,000 square feet pursuant to a lease agreement which has an initial term that expires on December 31, 2023. Pursuant to the lease agreement, we have the right to extend the term for three successive five-year periods. See “Business—Fisher Plaza Segment” for a description of Fisher Plaza.

We believe that the properties owned or leased by our operating subsidiaries are generally in good condition and well maintained, and are adequate for present operations.

ITEM 3.	LEGAL PROCEEDINGS

We are parties to various claims, legal actions and complaints in the ordinary course of our businesses. In our opinion, all such current matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “FSCI.” The following table sets forth the high and low sales prices for our common stock for the periods indicated. In determining the high and low prices we used the high and low sales prices as reported on The Nasdaq Global Market.

	Quarterly Common Stock Price Ranges
	2011		2010
Quarter	High	Low	High	Low
1st	$31.37	$22.15	$17.28	$12.00
2nd	$32.48	$25.37	$19.60	$13.90
3rd	$30.38	$21.93	$18.93	$14.87
4th	$31.00	$21.90	$22.51	$17.11

We estimate that at March 1, 2012, there were approximately 2,200 holders of our common stock, including holders whose stock is in nominee or “street name” accounts through brokers and other institutions.

Dividends

On July 30, 2008, our Board of Directors declared a special cash dividend of $3.50 per share on our common stock. This dividend totaling $30.7 million was paid on August 29, 2008 to shareholders of record on August 15, 2008.

We did not declare cash dividends in 2011 or 2010, and we cannot know whether payment of dividends will resume in the future.

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

The following graph compares the cumulative 5-year total return attained by shareholders on Fisher’s common stock relative to the cumulative total returns of the S & P 500 Index, and a customized peer group of 12 companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Fisher Communications, Inc.	$100.00	$85.86	$51.11	$40.24	$53.98	$71.39
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Peer Group (1)	$100.00	$79.13	$12.90	$39.30	$50.53	$47.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1)	There are 12 companies included in the customized peer group which are: Acme Communications, Inc., Beasley Broadcast Group Inc., Belo Corp., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., LIN TV Corp., Radio One Inc., Saga Communications Inc., Salem Communications Corp. and Sinclair Broadcast Group Inc. Westwood One Inc. and Young Broadcasting Inc. were previously included in the peer group. Westwood One Inc. was acquired by another company and Young Broadcasting Inc. has been excluded as it is no longer publicly traded.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the Notes to Consolidated Financial Statements contained in this Form 10-K. The selected financial data for the years ended December 31, 2008 and 2007 and the balance sheets as of December 31, 2009, 2008 and 2007 are derived from historical consolidated financial statements not included herein. The selected consolidated financial data for 2008 and 2007 does not reflect the reclassification of the six Great Falls, Montana radio stations as discontinued operations. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per-share amounts)
Revenue	$163,968	$174,402	$132,374	$172,400	$160,424

Net income (loss)
From continuing operations (2)(3)(4)(5)(6)	$35,867	$9,604	$(9,230)	$46,746	$30,245
From discontinued operations	568	142	(100)	(1,248)	1,629

Net income (loss)	$36,435	$9,746	$(9,330)	$45,498	$31,874

Per share data
Net income (loss) per share:
From continuing operations	$4.06	$1.09	$(1.05)	$5.23	$3.54
From discontinued operations	0.07	0.02	(0.01)	(0.12)	0.11

Net income (loss)	$4.13	$1.11	$(1.06)	$5.11	$3.65

Net income (loss) per share assuming dilution:
From continuing operations	$4.03	$1.09	$(1.05)	$5.23	$3.54
From discontinued operations	0.06	0.01	(0.01)	(0.12)	0.11

Net income (loss)	$4.09	$1.10	$(1.06)	$5.11	$3.65

Dividends declared per share	$—	$—	$—	$3.50	$—

	December 31,
	2011	2010	2009	2008	2007
Working capital (1)	$110,870	$72,023	$76,527	$104,905	$18,048
Total assets (1)	$345,117	$320,892	$331,110	$369,157	$485,934
Total debt (1)	$61,834	$101,440	$122,050	$150,000	$150,000
Stockholders’ equity (2)(3)(4)(5)(6)	$202,045	$165,226	$155,472	$162,608	$231,261

(1)	Includes current assets held for sale and liabilities of business held for sale.
(2)	Income from continuing operations in 2011 includes a $40.5 million pre-tax gain resulting from the sale of Fisher Plaza (see Note 3), a $4.1 million pre-tax gain resulting from the sale of real estate not essential to operations and a $1.5 million pre-tax loss on extinguishment of debt.
(3)	Income from continuing operations in 2010 includes a $2.1 million pre-tax gain resulting from the exchange of assets with Sprint Nextel and $3.4 million pre-tax gain for insurance reimbursements as a result of the July 2009 Fisher Plaza fire and a $160,000 pre-tax loss on extinguishment of debt.
(4)	Loss from continuing operations in 2009 includes a $2.6 million pre-tax gain resulting from the exchange of assets with Sprint Nextel, a charge of $2.7 million for expenses incurred as a result of the July 2009 Fisher Plaza fire, net of reimbursements and a $3.0 million pre-tax gain on extinguishment of debt.
(5)	Income from continuing operations in 2008 includes a $152.6 million pre-tax gain resulting from the sale of 2.3 million shares of Safeco Corporation common stock, $2.1 million in dividends on the Safeco Corporation common stock and an impairment charge of $78.2 million for goodwill, intangibles and equity investment. We sold our remaining shares of Safeco Corporation common stock in 2008.
(6)	Income from continuing operations in 2007 includes a $40.4 million pre-tax gain resulting from the sale of 700,000 shares of Safeco Corporation common stock and $4.2 million in dividends on the Safeco Corporation common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the period from 2009 through 2011.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low-power television stations and three owned radio stations (in addition to one managed radio station). Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington. We lease a significant amount of the space at Fisher Plaza, a mixed-use facility in Seattle, Washington, that serves as the home for our corporate offices and our Seattle television and radio stations. We had owned Fisher Plaza until its sale in December 2011. In connection with the sale, we leased-back our existing space for an initial 12-year term, as discussed in greater detail below.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 61% percent of our television broadcasting revenue in 2011 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks. Six of our television stations are affiliated with Univision (Spanish language) and the remainder of our television stations are independent or subscribe to various programming services. Our affiliation agreements with the ABC Television Network will expire in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreement with FOX Television Network for KBFX-CA in Bakersfield, California, expires in June 2014. Our affiliation agreement with Univision expires in December 2014. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

In addition to our broadcasting operations, prior to its sale on December 15, 2011, we owned and operated Fisher Plaza and we leased space within the facility to other companies that were attracted by the property location and its infrastructure. At December 15, 2011, approximately 96% of Fisher Plaza was occupied or committed for occupancy (41% occupied by Fisher entities), which was unchanged from December 31, 2010. In conjunction with the sale of Fisher Plaza we entered into a 12-year lease pursuant to which we leased approximately 121,000 rentable square feet of Fisher Plaza. Our corporate headquarters, Seattle television, radio and internet operations continue to be located in our leased space at Fisher Plaza.

Management focuses on key metrics from operational data within our broadcasting and Fisher Plaza operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

Sale and Leaseback of Fisher Plaza.    In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza we entered into a Lease (the “Lease”) with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and the Company has the right to extend the term for three successive five-year periods. Our corporate headquarters and Seattle television, radio and internet operations continue to be located at Fisher Plaza. Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 and in future years will not include any revenue, operating expense or depreciation from Fisher Plaza, and will include rent expense, related to the Lease with Hines.

Sale of Great Falls, Montana Radio Stations.    In October 2011, we completed the sale of our six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, subject to certain adjustments. In accordance with authoritative guidance we have reported the results of operations of the Montana Stations as discontinued operations in the consolidated financial statements.

Sale of Real Estate.    In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in net proceeds and recognized a pre-tax gain of $4.1 million.

Expiration of KING FM Agreement.    In May 2011, our Joint Sales Agreement with the classical music station KING FM expired and was not renewed. As a result we no longer record advertising revenue and operating expenses related to KING FM subsequent to the expiration of the agreement.

Joint Sales Agreement.    Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), who owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on station performance. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have a conditional option to acquire KIDK-TV until January 1, 2021, effective on the expiration or termination of the indenture governing our senior notes.

ACME Agreement.    In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz until September 30, 2012. This agreement does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in revenue and programming and other expenses are recorded in operating costs.

DataSphere Investment.    In December 2009, we purchased shares of Series B preferred stock of DataSphere Technologies, Inc. (“DataSphere”) for $1.5 million in cash. DataSphere is a Software as a Service Web technology and hyperlocal ad sales company focused on generating online profits for media companies. Since August 2009, we have utilized DataSphere’s technology and sales solution to launch over 120 hyperlocal neighborhood websites. We also work with DataSphere in its distribution of its technology and sales solution to other broadcast companies looking to establish hyperlocal sites. See “Business – Internet Business – Hyperlocal Websites”. Revenue earned from this arrangement is recorded in operating revenue.

ABC Affiliate Agreement.    In August 2009, we renewed our network affiliation agreement with American Broadcasting Companies, Inc. (“ABC”). The renewed affiliation agreement, which requires that we pay an annual license fee to ABC for network programming, expires on August 31, 2014.

Fisher Plaza Fire.    On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. All of the final repairs and equipment replacement have been completed as of December 31, 2009. We incurred approximately $6.8 million of expenditures related to the Fisher Plaza fire, including remediation expenses of $3.7 million and capital expenditures of $3.1 million. During the years ended December 31, 2011 and 2010, we received $223,000 and $3.4 million, respectively of insurance reimbursements. During the year ended December 31, 2009, we recorded expenses of $2.7 million, consisting of a $1.5 million loss on fixed assets destroyed by the fire plus the above mentioned $3.7 million of remediation expenses offset by $2.5 million of insurance reimbursements.

Retransmission Agreements.    In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners, in the fourth quarter of 2011 we began the process of renewing these contracts. Retransmission revenue was $13.4 million, $12.2 million and $8.4 million in 2011, 2010 and 2009, respectively.

Repurchase of Senior Notes.    During 2011, we repurchased or redeemed $39.6 million aggregate principal amount of our 8.625% Senior Notes due in 2014 (the “Senior Notes”) for a total consideration of $40.6 million in cash plus accrued interest of $685,000. We recorded a loss on extinguishment of debt, net of a $466,000 charge for related unamortized debt issuance costs, of approximately $1.5 million for the year ended December 31, 2011.

During 2010, we repurchased $20.6 million aggregate principal amount of our Senior Notes for a total consideration of $20.5 million in cash plus accrued interest of $312,000. We recorded a loss on extinguishment of debt, net of a $317,000 charge for related unamortized debt issuance costs, of approximately $160,000 for the year ended December 31, 2010.

During 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on extinguishment of debt, net of a $557,000 charge for related unamortized debt issuance costs, of approximately $3.0 million for the year ended December 31, 2009.

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

Termination of National Advertising Representation Agreement.    In April 2008, we terminated the agreement with our national advertising representation firm. The successor firm will satisfy our contractual termination obligation to the predecessor firm with no cash payment required by us. In the second quarter of 2008, we recognized a net non-cash termination charge of $5.0 million to selling, general and administrative expenses and we are amortizing the resulting deferred credit as a non-cash reduction in costs associated with our national advertising representation firm over the five year term of the new agreement. We recognized a $1.5 million benefit due to this amortization for the years ended December 31, 2011, 2010 and 2009.

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

Under new accounting guidance adopted for 2011, we evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0”. Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. Reporting unit specific factors are considered, including the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. The Company considers industry and macroeconomic factors, including growth projections from independent sources and significant developments or transactions within the industry, during the period of evaluation and assesses if the factors have a positive, neutral or negative impact on the fair value of each reporting unit. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital, as adjusted for market participant data. Our indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least on an annual basis by applying a fair-value-based test as required. Our evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends, and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect our results of operations.

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

Television broadcast rights.    Television broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Revenue recognition.    Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. We may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We receive consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of our television stations. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed and collection is considered probable. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Website advertising revenue is recognized as services are delivered. Rentals from broadcast tower and real estate leases are recognized on a straight-line basis over the term of the lease.

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

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use an independent actuarial consulting firm to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.22% at December 31, 2011 and 5.57% at December 31, 2010. The rate of increase in future compensation was no longer applicable (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by us may also affect future plan costs.

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

We must assess the likelihood that we will be able to recover some or all our deferred tax assets prior to their expiration and are required to establish valuation allowances against that portion of our deferred tax assets not considered recoverable. The determination of required valuation allowances involves significant judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations and actual future results could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes. We assess the likelihood of the realizability of our deferred tax assets on a quarterly basis. During the fourth quarter of 2011, we released $1.8 million of our valuation allowance based on the analysis of all available evidence. At December 31, 2011, we had a valuation allowance on certain of our deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in the need to increase the valuation allowance for our deferred tax assets.

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

We record interest and penalties related to income tax positions in interest expense. As of December 31, 2011, we had $632,000 of unrecognized tax benefits which includes the estimated usage of net operating losses from those years. No penalties or interest was accrued on the unrecognized tax benefit. If our unrecognized tax benefits were recognized $410,000 would impact our effective tax rate. No reserves for uncertain income tax positions were recorded for the years ended December 31, 2010 and 2009.

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

Consolidated Results of Operations

We report financial data for three reportable segments: television, radio and Fisher Plaza. The television segment includes the operations of our 20 owned and operated television stations (including a 50%-owned television station) and Internet business. The radio segment includes the operations of our three owned radio stations and one managed radio station. The Fisher Plaza segment consists of the operations of Fisher Plaza, a retail, office and communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations and our corporate offices. On December 15, 2011 we sold Fisher Plaza and leased-back our existing space pursuant to a 12 year lease agreement. As a result, we will no longer be reporting the Fisher Plaza segment in future periods.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income (loss) from continuing operations” to measure the operating performance of our segments which represents income (loss) from continuing operations before depreciation and amortization, gain on sale of real estate, net, gain on sale of Fisher Plaza, net, Plaza fire expenses (reimbursements), net, and gain on exchange of assets, net. Additionally, the performance metric for segment income (loss) from continuing operations excludes the allocation of certain corporate and Fisher Plaza operating expense as management does not review our reportable segments with those allocations. All prior period financial information has been restated to conform to current period presentation.

The following information presents our results of operations for the years ended December 31, 2011, 2010 and 2009 and variances between periods. Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2011 - 2010 Variance		Year Ended December 31,	2010 - 2009 Variance
(in thousands)	2011	2010	$	%	2009	$	%
Revenue
Television	$128,548	$136,397	$(7,849)	(6%)	$97,201	$39,196	40%
Radio	21,356	23,759	(2,403)	(10%)	21,543	2,216	10%
Fisher Plaza	14,289	14,400	(111)	(1%)	13,739	661	5%

Total segment revenue	164,193	174,556	(10,363)	(6%)	132,483	42,073	32%
Intercompany	(225)	(154)	(71)	(46%)	(109)	(45)	(41%)

Consolidated revenue	163,968	174,402	(10,434)	(6%)	132,374	42,028	32%
Direct operating costs
Television	54,630	54,556	(74)	(0%)	50,374	(4,182)	(8%)
Radio	9,524	9,780	256	3%	8,765	(1,015)	(12%)
Fisher Plaza	5,582	5,816	234	4%	5,253	(563)	(11%)

Total segment direct operating costs	69,736	70,152	416	1%	64,392	(5,760)	(9%)
Corporate and other	538	464	(74)	(16%)	421	(43)	(10%)

Consolidated direct operating costs	70,274	70,616	342	0%	64,813	(5,803)	(9%)
Selling, general and administrative expenses
Television	31,612	33,679	2,067	6%	28,979	(4,700)	(16%)
Radio	7,029	9,359	2,330	25%	8,820	(539)	(6%)
Fisher Plaza	439	656	217	33%	360	(296)	(82%)

Total segment selling, general and administrative expenses	39,080	43,694	4,614	11%	38,159	(5,535)	(15%)
Corporate and other	16,414	13,946	(2,468)	(18%)	11,957	(1,989)	(17%)

Consolidated selling, general and administrative expenses	55,494	57,640	2,146	4%	50,116	(7,524)	(15%)
Amortization of broadcast rights
Television	10,808	11,877	1,069	9%	10,056	(1,821)	(18%)
Segment income from continuing operations
Television	31,498	36,285	(4,787)	(13%)	7,792	$28,493	366%
Radio	4,803	4,620	183	4%	3,958	662	17%
Fisher Plaza	8,268	7,928	340	4%	8,126	(198)	(2%)

Total segment income from continuing operations	44,569	48,833	(4,264)	(9%)	19,876	28,957	146%
Corporate and other	(17,177)	(14,564)	(2,613)	(18%)	(12,487)	(2,077)	(17%)

Subtotal	27,392	34,269	(6,877)	(20%)	7,389	26,880	364%
Depreciation and amortization
Television	4,827	7,666	2,839	37%	6,898	(768)	(11%)
Radio	94	241	147	61%	282	41	15%
Fisher Plaza	3,611	4,947	1,336	27%	4,907	(40)	(1%)

Total segment depreciation and amortization	8,532	12,854	4,322	34%	12,087	(767)	(6%)
Corporate and other	1,032	1,538	506	33%	1,583	45	3%

Consolidated depreciation and amortization	9,564	14,392	4,828	34%	13,670	(722)	(5%)
Gain on sale of real estate, net	(4,089)	—	4,089	na	—	—	na
Gain on sale of Fisher Plaza, net	(40,454)	—	40,454	na	—	—	na
Plaza fire expenses (reimbursements), net	(223)	(3,363)	(3,140)	(93%)	2,657	6,020	227%
Gain on asset exchange, net	(32)	(2,054)	(2,022)	(98%)	(2,569)	(515)	(20%)

Income (loss) from continuing operations	62,626	25,294	37,332	148%	(6,369)	31,663	497%
Gain (loss) on extinguishment of senior notes, net	(1,477)	(160)	(1,317)	(823%)	2,965	(3,125)	(105%)
Other income, net	420	217	203	94%	1,358	(1,141)	(84%)
Interest expense	(7,195)	(9,954)	2,759	28%	(11,677)	1,723	15%

Income (loss) from continuing operations before income taxes	54,374	15,397	38,977	253%	(13,723)	29,120	212%
Provision (benefit) for income taxes	18,507	5,793	(12,714)	(219%)	(4,493)	(10,286)	(229%)

Income (loss) from continuing operations, net of income taxes	35,867	9,604	26,263	273%	(9,230)	18,834	204%
Income (loss) from discontinued operations, net of income taxes	568	142	426	300%	(100)	242	242%

Net income (loss)	$36,435	$9,746	$26,689	274%	$(9,330)	$19,076	204%

Revenue

The following table sets forth our main types of revenue by segment for the years ended December 31, 2011, 2010 and 2009;

	Year Ended December 31,
(in thousands)	2011	% change	% total revenue	2010	% change	% total revenue	2009	% total revenue
Core advertising (local and national)	$96,940	7%	59%	$90,227	16%	52%	$77,945	59%
Political	4,809	-78%	3%	22,109	1037%	13%	1,945	1%
Internet	5,574	59%	3%	3,496	105%	2%	1,705	1%
Retransmission	13,404	10%	8%	12,194	46%	7%	8,361	6%
Trade, barter and other	7,821	-7%	5%	8,371	16%	5%	7,245	5%

TV	128,548	-6%	78%	136,397	40%	78%	97,201	73%
Core advertising (local and national)	19,879	-8%	12%	21,500	8%	12%	19,978	15%
Political	453	-60%	0%	1,140	292%	1%	291	0%
Trade, barter and other	1,024	-8%	1%	1,119	-12%	1%	1,274	1%

Radio	21,356	-10%	13%	23,759	10%	14%	21,543	16%
Fisher Plaza	14,289	-1%	9%	14,400	5%	8%	13,739	10%
Intercompany	(225)	46%	0%	(154)	41%	0%	(109)	0%

Total Revenue	$163,968	-6%	100%	$174,402	32%	100%	$132,374	100%

Television.    Television revenue decreased $7.8 million or 6% in 2011 as compared to 2010, primarily due to a $17.3 million expected decrease in political spending based on 2011 being an off-cycle political year partially offset by increases from core advertising revenue of $6.7 million or 7%, internet revenue of $2.1 million or 59% and retransmission revenue of $1.2 million or 10%. Increases in core advertising revenue were driven by increases in our top categories: automotive up 11%, professional services up 15% and retail up 2%.

Television revenue increased $39.2 million or 40% in 2010 as compared to 2009, primarily due to significant increases in local and national political advertising spending and continued improvement in some of our key sectors, including automotive, retail and professional services. Retransmission revenue increased $3.8 million or 46% in 2010 compared to 2009, the increase primarily related to the benefit of a full year of retransmission revenue from our agreement with DISH Network (“DISH”) as compared to a partial year in 2009 and our contractual rate increases under existing agreements.

Revenues from our ABC-affiliated stations and our CBS-affiliated stations decreased 10% and 6%, respectively, in 2011 as compared to 2010, due primarily to decreases in political spending.

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

Radio.    Radio revenue decreased $2.4 million or 10% in 2011, as compared to 2010. The decrease was primarily due to a decline in core advertising and political revenue. The decreases in core advertising were primarily as a result of the general radio market decline and further impacted by the conclusion of our ten year Joint Sales Agreement with KING FM, which was not renewed in the second quarter of 2011.

Radio revenue increased $2.2 million or 10% in 2010, as compared to 2009. The increase was primarily driven by higher national advertising and political spending.

Fisher Plaza.    Revenue decreased at Fisher Plaza in 2011 as compared to 2010 due primarily to the shorter period resulting from the sale of Fisher Plaza on December 15, 2011. This decrease in revenue was partially offset by base rent and garage revenue increases.

Revenue increase at Fisher Plaza in 2010 as compared to 2009 were due primarily to an expansion of leased space for certain of our existing tenants, contractual rent increases, service fees and tenant reimbursements.

Occupancy levels have remained generally consistent at Fisher Plaza over the past three years. Fisher Plaza occupancy was 96%, 96% and 97% as of December 15, 2011, December 31, 2010 and 2009, respectively. Fisher entities occupied 41%, 41% and 43% of Fisher Plaza as of December 15, 2011, December 31, 2010 and 2009, respectively.

Direct operating costs

Direct operating costs are expenses required to produce and promote broadcast programming for our television and radio segments and costs to operate Fisher Plaza. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television.    Direct operating costs for the television segment in 2011 as compared to 2010 increased $74,000.

The increase in direct operating costs of $4.2 million, or 8%, for the television segment in 2010 as compared to 2009 was primarily the result of an increase in our network programming costs, an increase in audience rating services and an increase in our compensation costs. The increase in compensation costs was primarily due to increases in personal services contracts and union rates, state unemployment rates and employee benefits.

Radio.    The decrease of $256,000, or 3%, in direct operating costs at our radio segment for 2011 as compared to 2010 was primarily related to lower compensation costs as a result of the new format for one of our stations.

The increase of $1.0 million, or 12%, in direct operating costs at our radio segment for 2010 as compared to 2009 was primarily related to $571,000 of costs associated with the format change for our station, KVI and $240,000 for fees related to our LMA with South Sound.

Fisher Plaza.    The decrease in direct operating costs of $234,000, or 4%, at Fisher Plaza in 2011 as compared to 2010 was primarily due to the shorter period resulting from the sale of Fisher Plaza on December 15, 2011.

The increase in direct operating costs of $563,000, or 11%, at Fisher Plaza in 2010 as compared to 2009 was primarily due to a one-time expense of equipment removal costs and an increase in property taxes.

Other.    Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In 2011, non-segment direct operating costs increased $74,000 or 16% as compared to 2010 and increased $43,000 or 10% in 2010 as compared to 2009.

Selling, general and administrative expenses

Television.    The decrease in selling, general and administrative expenses of $2.1 million, or 6%, in the television segment in 2011 as compared to 2010 was primarily due to $1.4 million credit related to a change in our vacation policy and a decrease of $0.9 million as a result of a reduction in compensation and variable commission.

The increase in selling, general and administrative expenses of $4.7 million, or 16%, in the television segment in 2010 as compared to 2009 was primarily due to higher sales commissions of $1.8 million based on increased core advertising revenue and increased trade and barter advertising expense of $1.1 million.

Radio.    The decrease in selling, general and administrative expenses of $2.3 million, or 25%, in the radio segment in 2011 compared to 2010 was primarily due to a decrease of $1.2 million due to cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, $291,000 decrease in commissions and $254,000 credit related to a change in our vacation policy.

The increase in selling, general and administrative expenses of $539,000, or 6%, in the radio segment in 2010 compared to 2009 was primarily due to higher sales commissions of $344,000 corresponding to the increase in radio revenue.

Fisher Plaza.    Total selling, general and administrative expenses at Fisher Plaza decreased $217,000, or 33% as compared to 2010 due primarily to the shorter period resulting from the sale of Fisher Plaza on December 15, 2011.

Total selling, general and administrative expenses at Fisher Plaza increased $296,000, or 82%, in 2010 as compared to 2009 due primarily to a loss on disposal of leasehold improvements due to the relocation of our corporate offices to consolidate our footprint in Fisher Plaza in early 2010.

Other.    Other non-segment selling, general and administrative expenses consist primarily of corporate costs, various centralized functions and Fisher Plaza rent from December 15 to December 31, 2011. In 2011, non-segment selling, general and administrative expenses increased $2.5 million, or 18% as compared to 2010 due primarily to costs incurred as a result of the proxy contest initiated by FrontFour Capital Group of $1.6 million and employer matching contributions to the Company’s defined contribution plan.

Other non-segment selling, general and administrative expenses increased $2.0 million, or 17%, in 2010 as compared to 2009 due primarily to increases in salaries and incentive compensation of $2.7 million and related benefits expenses partially offset by a decrease in various consulting, legal and other professional fees and a decrease in our supplemental retirement plan expenses resulting from an actuarial gain on the death benefit for certain life insurance and annuity contracts.

Amortization of program rights

Television.    Amortization of program rights for the television segment decreased in 2011 as compared to 2010, primarily due to reduced obligations as a result of renegotiated contracts. Amortization of program rights for the television segment had increased in 2010 as compared to 2009, due primarily to the addition of new programs for broadcast on our KATU TV and KOMO TV stations.

Depreciation and amortization

Depreciation for the television segment decreased in 2011 as compared to 2010, due to the change in fixed asset lives. Refer to Note 1 of our consolidated financial statements for further discussion of the change in fixed asset lives. The increase in 2010 as compared to 2009 was primarily from to the fixed asset additions as a result of the Sprint Nextel asset exchange which occurred in 2010 and 2009.

Depreciation for the radio segment decreased in 2011 as compared to 2010, due to the change in fixed asset lives. The decrease in 2010 as compared to 2009, due primarily to certain assets becoming fully depreciated.

Depreciation at Fisher Plaza decreased in 2011 as compared to 2010, due to the assets being treated as held for sale and the cessation of depreciation during the fourth quarter when Fisher Plaza was sold on December 15, 2011.

Depreciation at Fisher Plaza increased in 2010 as compared to 2009, as a result of fixed asset replacement expenditures related to the electrical fire in July 2009 and the build out for the relocation of our corporate offices from the Plaza West building to the Plaza East building.

Gain on sale of real estate, net

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations resulting in net proceeds of $4.2 million. We recognized a gain on sale of real estate, net of $4.1 million.

Gain on sale of Fisher Plaza, net

In December 2011, we completed the sale of Fisher Plaza to Hines for $160.0 million in cash. We received net proceeds of $156.1 million and recognized a gain on sale of Fisher Plaza, net of $40.5 million (see Note 3). Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 and in future years will not include any revenue, operating expense or depreciation from Fisher Plaza and will include rent and common area maintenance charges related to the lease agreement with Hines.

Plaza fire expenses (reimbursements), net

Plaza fire expenses (reimbursements), net for the year ended December 31, 2011 represent net insurance reimbursements of $223,000 related to the Fisher Plaza fire. Plaza fire expenses (reimbursements), net for the year ended December 31, 2010 represent net insurance reimbursements of $3.4 million related to the Fisher Plaza fire. Plaza fire expenses (reimbursements), net for the year ended December 31, 2009 represent costs related to the Fisher Plaza fire, and were comprised of remediation costs of $3.7 million and loss of fixed assets destroyed by the fire of $1.5 million, offset by $2.5 million of insurance reimbursements.

Gain on asset exchange, net

Gain on asset exchange, net was $32,000, $2.1 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded. See Note 19 to our consolidated financial statements for additional information on the asset exchange with Sprint Nextel.

Gain on extinguishment of senior notes, net

In 2011, we repurchased or redeemed $39.6 million aggregate principal amount of our Senior Notes for total consideration of $40.6 million in cash plus accrued interest of $685,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $466,000, of approximately $1.5 million.

In 2010, we repurchased $20.6 million aggregate principal amount of our Senior Notes for total consideration of $20.5 million in cash plus accrued interest of $312,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $317,000, of approximately $160,000.

In 2009, we repurchased $28.0 million aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash plus accrued interest of $637,000. A gain on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. In 2011 and 2010, this included interest income earned on our cash balances and other miscellaneous income. In 2009, this included interest income earned on our cash balances, income from the sale of a trademark and other miscellaneous income.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of loan fees. The decrease in interest expense in 2011 as compared to 2010 was due to our repurchase or redemption of $39.6 million aggregate principal amount of Senior Notes during 2011.

The decrease in interest expense in 2010 as compared to 2009 was due to our repurchase of $20.6 million aggregate principal amount of Senior Notes during 2010.

Provision (benefit) for income taxes

Our effective tax rate decreased to 34.0% in 2011 as compared to 37.6% in 2010 due primarily to the release of $1.8 million of our valuation allowance during the fourth quarter. Our effective tax rate for 2011 was lower than the statutory rate of 35% due to the $1.8 million valuation allowance mentioned above. Our effective tax rate increased to 37.6% in 2010 as compared to 32.7% in 2009 due primarily to changes in the rate adjustment from our 2009 loss carry back and non-deductible expenses.

Income (loss) from discontinued operations, net of income taxes

The income (loss) from discontinued operations is related to our small market radio stations held for sale and is presented net of income taxes. See Note 2 to the consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon our cash and cash equivalents, short-term investments and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

We expect cash flows from operations, cash, and cash equivalents to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, debt repayments, planned capital expenditures and commitments for at least the next 12 months. In the future, we may obtain a credit facility depending on market conditions and our current needs.

Capital Resources

Cash and Cash Equivalents.    Cash and cash equivalents were approximately $143.0 million as of December 31, 2011 compared to $52.9 million as of December 31, 2010. The increase in cash and cash equivalents of $90.1 million consisted primarily of the net proceeds we received from the sale of Fisher Plaza of $156.1 million, net cash provided by operating activities of $13.4 million, offset by the repurchase or redemption of our Senior Notes of $39.6 million and purchases of property, plant and equipment of $8.1 million.

We recorded approximately $21.5 million of current taxes payable as of December 31, 2011 based on our expected tax payment for 2011.

Short-term Investments.    During the fourth quarter 2011, we purchased $33.5 million of short-term investments that were comprised of various U.S. Treasury securities with varying expiration dates all less than twelve months.

Senior Notes.    In 2004, we issued Senior Notes in the aggregate principal amount of $150 million. The Senior Notes were unconditionally guaranteed, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. We were in compliance with the Senior Notes indenture debt covenant requirements at December 31, 2011 and 2010.

In January 2012, we redeemed the remaining $61.8 million outstanding portion of our Senior Notes and thus are no longer limited by the Senior Notes indenture covenants and restrictions.

In 2011, we repurchased or redeemed $39.6 million aggregate principal amount of the Senior Notes for total consideration of $40.6 million in cash plus accrued interest of $685,000. A loss of approximately $1.5 million was recorded in 2011 in connection with these repurchases, net of a charge for related unamortized debt issuance costs of $466,000. As of December 31, 2011, we had $61.8 million aggregate principal amount of the Senior Notes outstanding.

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

Operating activities

Net cash provided by operating activities in 2011 of $13.4 million consists of our net income of $36.4 million, adjusted by non-cash charges of $27.8 million which primarily consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets, real estate and Fisher Plaza and the loss on extinguishment of Senior Notes and an $15.9 million increase in working capital, offset by $11.1 million of payments for broadcast rights.

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

Investing activities

Net cash provided by investing activities during 2011 was $116.5 million compared to net cash provided by investing activities during 2010 of $10.0 million. The increase was primarily related to the net proceeds received from the sale of Fisher Plaza offset by $33.5 million purchase of short-term investments and purchases of property, plant and equipment of $8.1 million.

Net cash used in investing activities during 2010 was $10.0 million compared to net cash provided by investing activities during 2009 of $46.9 million. During 2010, cash flows related to investing activities consisted primarily of purchases of property, plant and equipment of $10.0 million.

During 2009, cash flows related to investing activities consisted primarily of proceeds from sale of marketable securities of $60.0 million offset by the investment in DataSphere. of $1.5 million, which is accounted for on a cost basis, and purchases of property, plant and equipment of $11.6 million.

Financing activities

Net cash used in financing activities in 2011 was $39.9 million primarily due to the retirement of $39.6 million aggregate principal amount of our Senior Notes for total consideration of $40.6 million in cash. Net cash used in financing activities in 2010 was $20.7 million primarily due the retirement of $20.6 million aggregate principal amount of our Senior Notes for total consideration of $20.5 million in cash. Net cash used in financing in 2009 was $24.6 million primarily due to the retirement of $28.0 aggregate principal amount of our Senior Notes for total consideration of $24.4 million in cash.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2011 (in thousands):

	Debt Maturities (1)	Interest Payments (1)	Broadcast Rights	Other Obligations	Capital Lease Obligations	Operating Lease Obligations
2012	$61,834	$1,556	$5,435	$375	$983	$4,438
2013	—	—	11,780	—	1,012	4,380
2014	—	—	7,726	—	608	4,098
2015	—	—	437	—	—	3,924
2016	—	—	474	—	—	3,894
Thereafter	—	—	578	1,500	—	29,837

	$61,834	$1,556	$26,430	$1,875	$2,603	$50,571

(1)	Debt maturities and related interest payments have been adjusted to reflect our redemption of all outstanding Senior Notes which was completed in January 2012 (see Note 23 to the consolidated financial statements).

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

In the ordinary course of our broadcasting business, we enter into personal services contracts (the “PSCs”) with many of our station-level employees. Our aggregate contractual obligation under such existing PSCs as of December 31, 2011 is approximately $10.1 million and such PSCs have expirations ranging from 2012 through 2015.

We currently expect to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as cash, cash equivalents and short-term investments. However, we may in the future be required to finance these commitments through the use of bank borrowings or the issuance of debt and/or equity securities.

We record interest and penalties related to income tax positions in interest expense. As of December 31, 2011, we had $632,000 of uncertain tax positions and no penalties or interest was accrued. No reserves for uncertain income tax positions were recorded for the years ended December 31, 2010 and 2009.

Description of Indebtedness

As of December 31, 2011, we had $61.8 million aggregate principal amount of our Senior Notes outstanding. The Senior Notes were fully and unconditionally guaranteed, subject to certain customary automatic release provisions, jointly and severally, on an unsecured, senior basis by our current and future material domestic subsidiaries. In January 2012, we redeemed all of the outstanding Senior Notes.

Prior to our redemption of the remaining outstanding Senior Notes, we were subject to various debt covenants and other restrictions under the indenture, including the requirement for early payments upon the occurrence of certain events, the violation of which could have required repayment of the Senior Notes and affected our credit rating and access to other financing.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance on testing goodwill for impairment. This update simplifies the goodwill impairment test and allows companies to first decide whether they need to perform the two-step test by allowing them to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for assessing whether it is necessary to perform the two-step impairment test. The update is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. We have early adopted the new guidance, the effect of adopting this statement did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued an update to the authoritative guidance on the presentation of other comprehensive income. The update eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for annual and interim periods beginning after December 15, 2011. The effect of adopting this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an update to the authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update was effective January 1, 2010. Based on the updated authoritative guidance discussed above, we determined it was appropriate to consolidate our investment in Southwest Oregon Broadcasting Corporation. We own 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which we serve as the manager. The consolidation of this equity investment did not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our consolidated financial instruments represents the potential loss arising from adverse changes in financial rates. We are currently exposed to market risk in the areas of interest rates. This exposure is directly related to our normal funding activities.

Interest Rate Exposure

The aggregate principal amount of our Senior Notes was at a fixed rate. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2011 and 2010, our fixed-rate debt totaled $61.8 million and $101.4 million, respectively. The estimated fair value of our long-term debt at December 31, 2011 was approximately $62.9 million, which was approximately $1.1 million more than its carrying value. The estimated fair value of our long-term debt at December 31, 2010 was approximately $104.2 million, which was approximately $2.8 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2011 and 2010, amounted to approximately $1.3 million and $2.7 million, respectively. Fair market values are determined based on market quotes by brokers. For fixed-rate debt, interest rate changes do not impact book value, operations, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statement and related schedules listed in the index set forth in Item 15 in this report are filed as part of this report and are incorporated herein by reference.

Quarterly financial information for 2011 and 2010 is included in Note 21 to our consolidated financial statements and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended December 31, 2011. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal year ended December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Fisher Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2011, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

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

The information required by this Item will be contained in the sections entitled “Information With Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Regarding the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.

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

The information required by this Item will be contained in the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “2011 Grants of Plan-Based Awards Table,” “2011 Outstanding Equity Awards at Fiscal-Year End Table,” “2011 Option Exercises and Stock Vested Table,” “Potential Payments upon Termination of Employment or Change of Control,” “Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans,” “2011 Non-Employee Director Compensation” and “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

The Company maintains three incentive plans: (i) the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), (ii) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (iii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1995 Plan and the 2001 Plan, the “Plans”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2011, options and rights for 88,072 shares, net of forfeitures, had been issued under the 1995 Plan. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2011, awards, options and rights for 316,067 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2011, awards, options and rights for 325,072 shares had been issued, net of forfeitures, from the 2008 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	410,075	(1)	$19.35	(2)	280,631	(3)(4)
Equity compensation plans not approved by security holders	—		—		—

Total	410,075	(1)	$19.35	(2)	280,631	(3)(4)

(1)	Includes 253,727 shares subject to outstanding stock options and 156,348 outstanding restricted stock rights under the 2001 Plan, the 1995 Plan and the 2008 Plan.
(2)	Includes restricted stock rights, which have no exercise price. The weighted-average exercise excluding the restricted stock rights is $31.27.
(3)	Represents shares available under the 2008 Plan. In addition to stock options, the 2008 Plan permits the granting of stock appreciation rights, stock awards, restricted stock, restricted stock rights, stock units, performance shares, performance units and other stock or cash-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2008 Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.
(4)	As of December 31, 2011, non-employee directors were permitted to elect to receive all or any portion of their annual retainer, committee chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award under the 2008 Plan determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading day of each quarter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the sections entitled “Transactions with Related Persons,” “Review, Approval or Ratification of Transactions with Related Persons,” “Information With Respect to Nominees and Directors Whose Terms Continue,” “Director Independence” and “Information Regarding the Board of Directors and its Committees” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” of the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Income (Loss)

•	Consolidated Balance Sheets

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits: See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Fisher Communications, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 9, 2012

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per-share amounts)	2011	2010	2009
Revenue	$163,968	$174,402	$132,374

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of broadcast rights)	70,274	70,616	64,813
Selling, general and administrative expenses	55,494	57,640	50,116
Amortization of broadcast rights	10,808	11,877	10,056
Depreciation and amortization	9,564	14,392	13,670
Gain on sale of real estate, net	(4,089)	—	—
Gain on sale of Fisher Plaza, net	(40,454)	—	—
Plaza fire expenses (reimbursements), net	(223)	(3,363)	2,657
Gain on asset exchange, net	(32)	(2,054)	(2,569)

Total operating expenses	101,342	149,108	138,743

Income (loss) from continuing operations	62,626	25,294	(6,369)
Gain (loss) on extinguishment of senior notes, net	(1,477)	(160)	2,965
Other income, net	420	217	1,358
Interest expense	(7,195)	(9,954)	(11,677)

Income (loss) from continuing operations before income taxes	54,374	15,397	(13,723)
Provision (benefit) for income taxes	18,507	5,793	(4,493)

Income (loss) from continuing operations, net of income taxes	35,867	9,604	(9,230)
Income (loss) from discontinued operations, net of income taxes	568	142	(100)

Net income (loss)	$36,435	$9,746	$(9,330)

Net income (loss) per share:
From continuing operations	$4.06	$1.09	$(1.05)
From discontinued operations	0.07	0.02	(0.01)

Net income (loss) per share	$4.13	$1.11	$(1.06)

Net income (loss) per share assuming dilution:
From continuing operations	$4.03	$1.09	$(1.05)
From discontinued operations	0.06	0.01	(0.01)

Net income (loss) per share	$4.09	$1.10	$(1.06)

Weighted average shares outstanding	8,829	8,796	8,776

Weighted average shares outstanding assuming dilution	8,904	8,843	8,776

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$36,435	$9,746	$(9,330)

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	242
Effect of income taxes	—	—	(85)
Accumulated income (loss)	(1,756)	(1,001)	1,569
Effect of income taxes	644	350	(548)
Prior service cost	60	60	60
Effect of income taxes	(22)	(21)	(21)

Other comprehensive income (loss)	(1,074)	(612)	1,217

Comprehensive income (loss)	$35,361	$9,134	$(8,113)

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per-share amounts)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$143,017	$52,945
Short-term investments	33,481	—
Receivables, net	32,402	30,755
Income taxes receivable	117	1,353
Deferred income taxes, net	1,825	1,649
Prepaid expenses and other	3,062	2,863
Cash surrender value of annuity contracts	—	2,397
Television broadcast rights	6,789	7,855
Current assets held for sale	—	52

Total current assets	220,693	99,869
Restricted cash	3,594	—
Cash surrender value of life insurance and annuity contracts	17,278	16,499
Goodwill, net	13,293	13,293
Intangible assets, net	40,307	40,543
Other assets	5,006	7,376
Deferred income taxes, net	3,367	—
Assets held for sale	658	485
Property, plant and equipment, net	40,921	142,827

Total Assets	$345,117	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$61,834	$—
Accounts payable	3,754	4,017
Accrued payroll and related benefits	4,660	7,896
Interest payable	1,556	2,552
Broadcast rights payable	6,541	7,849
Income taxes payable	21,468	—
Current portion of accrued retirement benefits	1,302	1,117
Other current liabilities	8,708	4,388
Liabilities of business held for sale	—	27

Total current liabilities	109,823	27,846
Long-term debt	—	101,440
Deferred income	10,036	5,295
Accrued retirement benefits	20,525	18,982
Deferred income taxes, net	—	417
Other liabilities	2,688	1,686

Total liabilities	143,072	155,666

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,832,177 and 8,790,399 issued and outstanding at December 31, 2011 and 2010, respectively	11,040	10,988
Capital in excess of par	14,679	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(3,288)	(2,176)
Prior service cost	(62)	(100)
Retained earnings	179,676	143,241

Total Stockholders’ Equity	202,045	165,226

Total Liabilities and Stockholders’ Equity	$345,117	$320,892

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances, December 31, 2008	8,737,281	$10,922	$11,140	$(2,881)	$143,427	$162,608
Net loss	—	—	—	—	(9,330)	(9,330)
Other comprehensive income	—	—	—	1,217	—	1,217
Stock-based compensation	—	—	1,015	—	—	1,015
Issuance of common stock under awards, rights and options and related tax benefit	25,102	31	(69)	—	—	(38)

Balances, December 31, 2009	8,762,383	10,953	12,086	(1,664)	134,097	155,472
Cumulative adjustment due to consolidation of equity investee, net of taxes	—	—	—	—	(602)	(602)
Net income	—	—	—	—	9,746	9,746
Other comprehensive loss	—	—	—	(612)	—	(612)
Stock-based compensation	—	—	1,342	—	—	1,342
Issuance of common stock under awards, rights and options and related tax benefit	28,016	35	(155)	—	—	(120)

Balances, December 31, 2010	8,790,399	10,988	13,273	(2,276)	143,241	165,226
Net income	—	—	—	—	36,435	36,435
Other comprehensive loss	—	—	—	(1,074)	—	(1,074)
Stock-based compensation	—	—	1,580	—	—	1,580
Issuance of common stock under awards, rights and options and related tax benefit	41,778	52	(174)	—	—	(122)

Balances, December 31, 2011	8,832,177	$11,040	$14,679	$(3,350)	$179,676	$202,045

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$36,435	$9,746	$(9,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,564	14,392	13,670
(Gain) loss on extinguishment of senior notes, net	466	160	(2,965)
Deferred income taxes, net	(3,960)	4,933	7,190
Amortization of deferred financing fees	296	407	469
Amortization of deferred gain on sale of Fisher Plaza	(30)	—	—
Amortization of non-cash contract termination fee	(1,461)	(1,461)	(1,461)
Amortization of short-term investment discount	—	—	(303)
Amortization of broadcast rights	10,808	11,877	10,056
Payments for broadcast rights	(11,069)	(11,963)	(10,038)
Gain on exchange of assets, net	(32)	(2,054)	(2,569)
Loss on disposal of fixed assets destroyed in Fisher Plaza fire	—	—	1,482
Loss on disposal of property, plant and equipment	274	284	558
Gain on sale of radio station, net	(1,062)	—	—
Gain on sale of real estate, net	(4,089)	—	—
Gain on sale of Fisher Plaza, net	(40,454)	—	—
Loss in operations of equity investees	250	86	133
Stock-based compensation	1,580	1,342	1,015
Other	—	—	205
Change in operating assets and liabilities, net
Receivables	(1,596)	(2,964)	(2,026)
Prepaid expenses and other	(198)	2,023	(2,260)
Cash surrender value of life insurance and annuity contracts	1,617	(962)	(912)
Other assets	1,605	8	24
Accounts payable, accrued payroll and related benefits and other current liabilities	(4,095)	4,170	(2,259)
Interest payable	(996)	(606)	(615)
Income taxes receivable and payable	22,703	10,571	(8,983)
Accrued retirement benefits	654	365	(511)
Other liabilities	(3,770)	(686)	(759)

Net cash provided by (used in) operating activities	13,440	39,668	(10,189)

Investing activities
Restricted cash	(3,594)	—	—
Investment in equity investee	(147)	(48)	—
Net cash in consolidation of equity investee	—	75	—
Purchase of short-term investments	(33,481)	—	—
Purchase of radio stations	(185)	—	—
Purchase of property, plant and equipment	(8,135)	(9,990)	(11,581)
Purchase of investment in DataSphere	—	—	(1,500)
Proceeds from sale of radio station	1,807	—	—
Proceeds from sale of marketable securities and short-term investments	—	—	60,000
Proceeds from sale of real estate	4,164	—	—
Proceeds from sale of Fisher Plaza	156,111	—	—

Net cash provided by (used in) investing activities	116,540	(9,963)	46,919

Financing activities
Repurchase of senior notes	(39,606)	(20,453)	(24,428)
Shares settled upon vesting of stock rights	(292)	(121)	—
Payments on capital lease obligations	(181)	(168)	(155)
Proceeds from exercise of stock options	75	—	—
Excess tax benefit from exercise of stock awards	96	—	—

Net cash used in financing activities	(39,908)	(20,742)	(24,583)

Net increase in cash and cash equivalents	90,072	8,963	12,147
Cash and cash equivalents, beginning of period	52,945	43,982	31,835

Cash and cash equivalents, end of period	$143,017	$52,945	$43,982

Supplemental disclosures:
Cash received for income taxes, net	$626	$10,013	$2,173
Cash paid for interest	$7,896	$10,089	$11,716

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Significant Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the “Company”) are television and radio broadcasting. Prior to its sale on December 15, 2011, the Company also owned and operated Fisher Plaza, a mixed-use facility that houses a variety of office, retail, technology and other media and communications companies. The Company conducts its business in Washington, Oregon, Idaho and California. A summary of significant accounting policies is as follows:

Principles of consolidation.     The consolidated financial statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Fisher Communications, Inc. and its wholly-owned subsidiaries. Television and radio broadcasting operations are conducted through Fisher Broadcasting Company. Fisher Media Services Company operated Fisher Plaza, which was sold on December 15, 2011. All material intercompany balances and transactions have been eliminated.

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

Television broadcast licenses.     The Company’s broadcast operations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC to regulate many aspects of the broadcasting industry, including the granting and renewal of broadcast licenses. The cost of certain acquired indefinite-lived television licenses is included in intangible assets in the consolidated balance sheets.

Revenue recognition.     Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. The Company may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. The Company receives consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of the Company’s television stations. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed and collection is considered probable. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Website advertising revenue is recognized as services are delivered. Rentals from broadcast tower and real estate leases are recognized on a straight-line basis over the term of the lease.

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

Cash and cash equivalents.    The Company considers all highly liquid investments that have maturities at the date of purchase of 90 days or less to be cash equivalents. The Company’s cash equivalents comprise primarily of United States Treasury obligations.

Short-term investments.    The Company’s short-term investments are comprised of investments in United States Treasury securities with original maturities of greater than 91 days but less than one year. The Company has classified its short-term investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost, and interest income is recorded using an effective interest rate with the associated discount amortized to interest income. The short-term investments carrying value of $33.5 million approximates fair value at December 31, 2011. Fair value for these investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the investment carrying value. No impairments on the short-term investments have been recorded.

Restricted cash.    The Company’s restricted cash is comprised of segregated funds pledged as collateral for a letter of credit as required by a lease agreement.

Concentration of credit risk.    Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, short-term investments and receivables. The Company maintains its cash and cash equivalents in accounts primarily with one major financial institution, in the form of demand deposits and other cash and cash equivalents. Additionally, the Company maintains all of its short-term investments in United States Treasury securities. Deposits in these institutions may exceed the amounts of federal insurance provided on such deposits. Concentration of credit risk with respect to receivables is limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company does not generally require collateral or other security for its receivables.

Television broadcast rights.    Television broadcast rights are recorded as assets when the license period begins and the programs are available for broadcast, at the gross amount of the related obligations (or, for non-sports first-run programming, at the amount of the annual obligation). Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast after one year are considered non-current. These programming costs are charged to operations over their estimated broadcast periods using either the straight-line method or in proportion to estimated revenue of the related program. Television broadcast rights obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Investments.    Investments in equity investees represent investments in entities for which the Company does not have controlling interest, but has significant influence. Such investments are accounted for using the equity method of accounting. Investments in which the Company does not have a controlling interest or significant influence are accounted for using the cost method of accounting. The Company’s investments in equity and cost method investees are included in other assets on the consolidated balance sheets. The Company’s share of each equity method investment in equity investee’s earnings (losses) is included in other income, net on the consolidated statements of operations. An impairment on the investment in equity investee is recognized if the decline in value is other than temporary.

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

Under new accounting guidance adopted for 2011, the Company evaluates qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0”. Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. Reporting unit specific factors are considered, including the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. The Company considers industry and macroeconomic factors, including growth projections from independent sources and significant developments or transactions within the industry, during the period of evaluation and assesses if the factors have a positive, neutral or negative impact on the fair value of each reporting unit. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. The first step of the goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital. The Company’s indefinite-lived assets (broadcast licenses), which are not subject to amortization, are tested for impairment at least annually by applying a fair-value-based test as required. The Company’s evaluations of fair values include analyses based on the estimated future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill or indefinite-lived intangibles which could materially affect the Company’s results of operations.

Property, plant and equipment, net.    Property, plant and equipment are stated at historical cost, net of related accumulated depreciation. Gains or losses on dispositions of property, plant and equipment are included in income from continuing operations, or in discontinued operations, based on the nature of the disposition. Replacements and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

In 2011, as part of its ongoing review of property, plant and equipment estimated asset lives the Company determined that the asset lives of certain of its machinery and equipment categories should be increased. The increase in the lives ranged from one to ten years depending on the category. A change in depreciation method is considered a change in accounting estimate. The Company adjusted the remaining lives of existing assets effective January 1, 2011. The impact of this change in estimate for the year ended December 31, 2011 increased pre-tax income from continuing operations by approximately $3.3 million, increased net income by approximately $2.2 million and increased diluted net income from continuing operations per share by $0.24.

The Company classifies the net carrying values of stations or other assets as held for sale when the stations or assets are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. The Company discontinues depreciation of the stations or assets at that time, but continues to recognize operating revenues and expenses until the date of sale. The Company reports revenues and expenses of stations or assets classified as held for sale in discontinued operations for all periods presented if the Company will sell or has sold the stations or assets on terms where the Company has no continuing involvement with them after the sale. If active marketing ceases or the stations or assets no longer meet the criteria to be classified as held for sale, the Company reclassifies the stations or assets as held for use, resumes depreciation and recognizes the expense for the period that the Company classified the assets as held for sale. The Company evaluates the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors considered which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used and significant negative cash flows or industry trends.

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

Fair value of financial instruments.    The carrying amount of cash equivalents, short-term investments, receivables, marketable securities, accounts payable and television broadcast rights asset and payable approximate fair value due to their short maturities.

The estimated fair value of the Company’s long-term debt, using Level 2 inputs, at December 31, 2011 and 2010 was $62.9 million and $104.2 million, respectively. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed rate long-term debt. For fixed rate debt, interest rate changes do not impact financial position, operations or cash flows.

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about assets and liabilities measured at fair value in the financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier hierarchy, which prioritizes the inputs used to measure fair value is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or the fair value is determined through the use of models or other valuation methodologies.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The inputs to determined fair value require significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities, for which the reported fair value of approximately $1.0 million and $1.0 million at December 31, 2011 and 2010, respectively, is measured using Level 1 inputs.

Restricted cash consists of $3.6 million, for which the fair value is measured using Level 1 inputs. Cash equivalents consist of $145.4 million and $53.8 million at December 31, 2011 and 2010, respectively, for which the fair value is measured using Level 1 inputs.

Deferred financing costs.    The Company capitalizes costs associated with financing activities and amortizes such costs to interest expense using the effective interest method over the term of the underlying financing arrangements.

Deferred income.    The Company has deferred income associated with cash and other assets received related to revenue and/or sale-leaseback transactions for which the income has not yet been recognized. The income is recognized as the revenue is earned, and income under the sale-leaseback transaction is recognized on a straight-line basis over the initial term of the related lease arrangement.

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

Advertising.    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense totaled approximately $2.0 million, $2.4 million and $2.0 million in 2011, 2010 and 2009, respectively.

Operating leases.    The Company has operating leases for television and radio transmitting facilities, tower locations, corporate headquarters and certain other operational and administrative equipment. The television and radio transmitting facilities lease agreements are for periods up to 30 years, with certain renewal options. The corporate headquarters lease agreement is for an initial period up to 12 years, with certain renewal options. The Company recognizes lease expense on a straight-line basis when cash payments fluctuate over the initial term of the lease.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. During the fourth quarter of 2011, the Company released $1.8 million of our valuation allowance based on the analysis of all available evidence. At December 31, 2011, the Company had a valuation allowance on certain of its deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets.

The Company recognizes income tax expense related to uncertain tax positions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. The uncertain tax position must reach a certain recognition threshold that a tax position is required to meet before being recognized in the financial statements. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. As of December 31, 2011, the Company had $632,000 of unrecognized tax benefits which includes the estimated usage of net operating losses from those years. No penalties or interest was accrued on the unrecognized tax benefit. If the unrecognized tax benefits were recognized $410,000 would impact the effective tax rate. No reserves for uncertain income tax positions were recorded for the years ended December 31, 2010 and 2009.

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

A reconciliation of net income (loss) per share and net income (loss) per share assuming dilution is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations, net of income taxes	$35,867	$9,604	$(9,230)
Income (loss) from discontinued operations, net of income taxes	568	142	(100)

Net income (loss)	$36,435	$9,746	$(9,330)

Weighted average shares outstanding	8,829	8,796	8,776
Weighted effect of dilutive options and rights	75	47	—

Weighted average shares outstanding assuming dilution	8,904	8,843	8,776

Net income (loss) per share:
From continuing operations	$4.06	$1.09	$(1.05)
From discontinued operations	0.07	0.02	(0.01)

Net income (loss) per share	$4.13	$1.11	$(1.06)

Net income (loss) per share assuming dilution:
From continuing operations	$4.03	$1.09	$(1.05)
From discontinued operations	0.06	0.01	(0.01)

Net income (loss) per share	$4.09	$1.10	$(1.06)

The effect of 40 restricted stock rights and options to purchase 204,645 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2011 because such options and rights were anti-dilutive. The effect of 129,391 restricted stock rights and options to purchase 275,420 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2010 because such options and rights were anti-dilutive. The effect of 74,708 restricted stock rights and options to purchase 254,021 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2009 because such options and rights were anti-dilutive.

Stock-based compensation.    The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company’s estimation of the fair value of stock option awards on the date of grant is affected by the Company’s stock price, as well as assumptions regarding a number of variables. These variables include, but are not limited to, the expected term of the award, expected stock price volatility over the term of the award, forfeitures and projected exercise behaviors. The Company’s estimation of the fair value of stock option awards using the Black-Scholes option pricing model requires the input of subjective assumptions and other reasonable assumptions could yield differing results.

Recent accounting pronouncements

In September 2011, the FASB issued an update to the authoritative guidance on testing goodwill for impairment. This update simplifies the goodwill impairment test and allows companies to first decide whether they need to perform the two-step test by allowing them to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for assessing whether it is necessary to perform the two-step impairment test. The update is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has early adopted the new guidance. The effect of adopting this statement did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update to the authoritative guidance on the presentation of other comprehensive income. The update eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for annual and interim periods beginning after December 15, 2011. The effect of adopting this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an update to the authoritative guidance on consolidation. This update addresses the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and concerns about the application of certain key provisions of consolidation guidance, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update was effective January 1, 2010. Based on the updated authoritative guidance discussed above, the Company determined that it was appropriate to consolidate its investment in Southwest Oregon Broadcasting Corporation. The Company owns 50% of the outstanding stock of Southwest Oregon Broadcasting Corporation, licensee of a television station in Roseburg, Oregon for which the Company serves as the manager. The consolidation of this equity investment did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2010 the impact of this consolidation was a $602,000 charge to beginning retained earnings.

NOTE 2

Discontinued Operations

In October 2011, the Company sold its six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, subject to certain adjustments. The Company received $1.8 million of cash and recorded a pre-tax gain on sale of discontinued operations of $1.0 million.

In accordance with authoritative guidance, the Company has reported the results of operations of the Montana Stations as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, the Company reclassified the results of the Montana Stations from continuing operations to discontinued operations. The Montana Stations were previously included in the Company’s radio segment.

Operational data for the Montana Stations included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$674	$1,524	$1,290
Income (loss) from discontinued operations:
Discontinued operating activities	(165)	171	(175)
Gain on sale of radio stations	1,062	—	—

	897	171	(175)
Income tax (expense) benefit	(329)	(29)	75

Income (loss) from discontinued operations, net of income taxes	$568	$142	$(100)

NOTE 3

Sale of Fisher Plaza

In December 2011, the Company completed the sale of Fisher Plaza, its 300,000 square foot mixed-use facility in Seattle, Washington to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza the Company entered into a Lease Agreement (the “Lease”) with Hines pursuant to which the Company leased 121,000 rentable square feet of Fisher Plaza for use for the Company’s corporate headquarters and its Seattle television, radio and internet operations. The Lease has an initial term that expires on December 31, 2023 and the Company has the right to extend the term for three successive five-year periods. The Lease also allows the Company to reduce the amount of its leased space by up to 20%, subject to certain limitations. Further, the Company entered into a Reimbursement Agreement with Hines whereby the Company may be required to reimburse Hines up to $1.5 million if the power and/or chiller consumption by certain existing Plaza tenants, including the Company, exceeds specified levels and Hines is required to install additional power and/or chiller facilities. This Reimbursement Agreement expires on the expiration of the Lease’s initial term.

A pre-tax net gain on the sale of Fisher Plaza of $40.5 million was recorded in the consolidated statement of operations. The pre-tax net gain on sale of Fisher Plaza did not include $10.6 million of the gain which was deferred and is recorded on the consolidated balance sheet in “other current liabilities” and “deferred income”. As the Lease is considered to be an operating agreement and represents more than a minor portion of the usage of the facility, $9.1 million of the deferral related to the sale leaseback is amortized on a straight-line basis as an offset to the rent expense over the initial term of the Lease. The remaining $1.5 million has also been deferred as a long term obligation relating to the Reimbursement Agreement. This obligation will remain as a long-term obligation until the earlier of the expiration of the initial term of the Lease or until Hines requests reimbursement for the purchase of additional power and/or chiller facilities according to the terms of the Reimbursement Agreement.

NOTE 4

Sale of Real Estate

In June 2011, the Company completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in pre-tax net proceeds. The Company recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net on the Company’s consolidated statement of operations.

NOTE 5

Trade and Barter Transactions

Trade transactions represent the exchange of commercial air time for products or services, while barter transactions represent the exchange of commercial air time for programming. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. Trade and barter revenue totaled approximately $5.6 million, $5.6 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Trade and barter expense totaled approximately $5.6 million, $5.7 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6

Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2011	2010

Trade accounts receivables	$33,171	$31,738
Other receivables	530	134

	33,701	31,872
Less: allowance for doubtful accounts	(1,299)	(1,117)

Total receivables, net	$32,402	$30,755

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

NOTE 7

Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	December 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(968)	2,592	3,560	(732)	2,828

Total intangible assets	$41,275	$(968)	$40,307	$41,275	$(732)	$40,543

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the years ended December 31, 2011, 2010 and 2009 was $236,000, $236,000 and $236,000, respectively.

The following table presents the Company’s estimate of amortization expense for each of the next five years and thereafter for intangible assets subject to amortization recorded on its books as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$236
2013	236
2014	236
2015	236
2016	236
Thereafter	1,412

$2,592

The change in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	December 31,
	2011	2010
Beginning balance	$51,709	$51,709
Accumulated impairment losses	(38,416)	(38,416)

Ending balance	$13,293	$13,293

The change in the carrying amount of intangible assets for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	December 31,
	2011	2010
Beginning balance	$40,543	$40,779
Amortization	(236)	(236)

Ending balance	$40,307	$40,543

The Company is required to test goodwill and intangible assets for impairment at least annually, or whenever events indicate that impairment may exist. The Company performs its annual impairment measurement test on October 1st. The Company has determined that the impairment test should be conducted at the operating segment level (which is at a reporting unit level), which, with respect to the broadcast operations, requires separate assessment of each of the Company’s television and radio station groups. The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. Based on the impairment analyses the Company performed in 2011 and 2010, no impairment charges were recorded.

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

Under new accounting guidance adopted for 2011, we evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0”. Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. For 2011, the Company performed this qualitative assessment for one of its reporting units that had an estimated fair value for the 2010 annual impairment test significantly in excess of its carrying value. Based on the qualitative assessment, in 2011, the Company concluded that for this reporting unit, performing the two-step impairment test was unnecessary and no impairment charge was required for 2011 for the reporting unit. The Company performed the first step of the goodwill impairment test for the remaining one reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. Based on our assessment no impairment charge was required for 2011 for the reporting unit evaluated under the first step.

Determining the fair value of our reporting units requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s financial statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) that the Company uses to calculate the fair value of its FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to the Company’s total market capitalization and by comparing the fair value of its reporting units and FCC licenses to recent sale transactions.

As noted above, the Company is required to test its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if future economic trends negatively impact our operations, it is possible that the Company may need to record additional impairments in the future.

NOTE 8

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2011	2010
Work in progress	$966	$2,533
Building and improvements	12,963	138,464
Machinery and equipment	109,500	123,642
Land and improvements	3,551	8,312

	126,980	272,951
Less: accumulated depreciation	(86,059)	(130,124)

	$40,921	$142,827

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (see Note 15). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1.3 million recorded under this capital lease, offset by deferred gain of $252,000 and $347,000 at December 31, 2011 and 2010, respectively. Accumulated depreciation associated with the capital lease asset totals $774,000 and $595,000 at December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had approximately $3.2 million of accruals related to the purchase of property, plant and equipment. This amount was not included in the purchases of plant, property and equipment reported on the consolidated statement of cash flows for the year ended December 31, 2011.

The Company did not capitalize any interest expense in 2011, 2010 or 2009.

NOTE 9

Long-Term Debt

In 2004, the Company issued $150.0 million of 8.625% senior notes due in 2014 (“Senior Notes”). The notes were fully and unconditionally guaranteed, subject to certain customary automatic release provisions, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company (see Note 22). Interest on the notes was payable semiannually in arrears on March 15 and September 15 of each year, commencing March 15, 2005. As of December 31, 2011, the total principal amount of outstanding Senior Notes was $61.8 million and was presented in the consolidated balance sheet as current maturities of long-term debt, all of which was redeemed by the Company in January 2012.

NOTE 10

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

Television broadcast rights acquired under contractual arrangements were $10.8 million, $11.9 million and $10.1 million in 2011, 2010 and 2009, respectively. At December 31, 2011, the Company had commitments under license agreements amounting to $26.4 million for future rights to broadcast television programs and network affiliate agreements through 2018. The Company also has rights to sell available advertising time for third party radio stations. Commitments for these rights were approximately $125,000 through 2012.

NOTE 11

Stockholders’ Equity

The Company maintains three incentive plans: (i) the Amended and Restated Fisher Communications Incentive Plan of 1995 (the “1995 Plan”), (ii) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (iii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1995 Plan and the 2001 Plan, the “Plans”). The 1995 Plan provided that up to 560,000 shares of the Company’s common stock could be issued to eligible key management employees pursuant to options and rights through 2002. As of December 31, 2011, options and rights for 88,072 shares, net of forfeitures, had been issued under the 1995 Plan. No further equity awards may be issued pursuant to the 1995 Plan. The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2011, awards, options and rights for 316,067 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights may be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2011, awards, options and rights for 325,072 shares had been issued, net of forfeitures, from the 2008 Plan.

Stock options.    The Plans provide that eligible key management employees may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The outstanding options generally vest over four or five years and generally expire ten years from the date of grant. Non-cash compensation expense of $387,000 ($252,000 after-tax), $485,000 ($315,000 after-tax) and $394,000 ($256,000 after-tax) related to the options was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted stock rights.    The Plans also provide that eligible key management employees may be granted restricted stock rights which entitle such employees to receive a stated number of shares of the Company’s common stock upon vesting of the restricted stock rights. The outstanding rights generally vest over four or five years and expire upon termination of employment. Non-cash compensation expense of $1.0 million ($681,000 after-tax), $690,000 ($448,000 after-tax) and $429,000 ($279,000 after-tax) related to the rights was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock awards.    The Company’s non-employee directors are permitted to elect to receive all or any portion of their annual retainers and meeting fees in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. In addition, each non-employee director receives an annual restricted stock right grant equal to $20,000. Such restricted stock rights generally vest after one year.

In 2011, 7,517 shares of common stock were issued to non-employee directors associated with compensation earned in 2011. In 2010, 9,731 shares of common stock were issued to non-employee directors associated with compensation earned in 2010. In 2009, 14,536 shares of common stock were issued to non-employee directors associated with compensation earned in 2009. Non-cash compensation expense of $145,000 ($94,000 after-tax), $167,000 ($109,000 after-tax) and $193,000 ($125,000 after-tax) related to the awards was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2011	2010	2009
Assumptions:
Weighted average risk-free interest rate	2.11%	2.22%	1.90%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	59.37%	56.43%	42.00%
Expected life of options	5.5 years	5.4 years	5.3 years
Weighted average fair value per share at date of grant	$14.31	$8.19	$3.58

Stock-based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits.

Stock-based compensation expense related to stock-based awards during the years ended December 31, 2011, 2010 and 2009 totaled approximately $1.6 million, $1.3 million and $1.0 million, respectively, which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2011 and 2010, the Company had approximately $2.6 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 2.2 years and 2.0 years for restricted stock rights and options, respectively.

Stock Award Activity

A summary of stock options and restricted stock rights for the Plans is as follows:

	Stock Options				Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2009	254,021	$36.83	6.66	$232,065	96,416	$14.84

Options and stock rights granted	41,950	15.82			89,550	15.54
Options exercised/stock rights vested	—	—			(25,815)	16.54
Options expired	(6,500)	59.88			—	—
Options and stock rights forfeited	(14,051)	23.59			(17,448)	14.51

Outstanding at December 31, 2010	275,420	33.76	6.01	577,352	142,703	14.96

Options and stock rights granted	23,202	26.32			64,121	26.46
Options exercised/stock rights vested	(3,588)	23.21			(44,255)	26.73
Options expired	(36,885)	48.17			—	—
Options and stock rights forfeited	(4,422)	25.54			(6,221)	23.96

Outstanding at December 31, 2011	253,727	$31.27	5.95	$1,058,206	156,348	$18.97

Exercisable at December 31, 2011	158,387	$36.33	4.96	$384,120	—	$—

The aggregate intrinsic value of options outstanding at December 31, 2011 is calculated as the difference between the aggregate exercise price of the underlying options and the fair value of our common stock for those options that have an exercise price below the $28.83 closing market price of the Company’s common stock at December 31, 2011.

During 2011, 3,588 options were exercised with a total fair value of $105,000. No options were exercised in 2010 and 2009. During 2011, 44,255 restricted stock rights vested with a total fair value of $1.2 million. During 2010, 25,815 restricted stock rights vested with a total fair value of $406,000. During 2009, 7,787 restricted stock rights vested with a total fair value of $95,000.

NOTE 12

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax expense (benefit)
Federal	$21,376	$613	$(11,382)
State	564	13	27

Continuing operations	21,940	626	(11,355)
Deferred tax expense (benefit)
Federal	(2,255)	5,165	6,820
State	(1,178)	2	42

Continuing operations	(3,433)	5,167	6,862

Total	$18,507	$5,793	$(4,493)

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Normal expense (benefit) computed at 35% of pretax income (loss)	$19,031	$5,389	$(4,803)
State taxes, net of federal tax benefit	677	68	34
Change in valuation allowance	(1,817)	(54)	11
Increases in cash surrender values of life insurance contracts	(140)	(150)	(139)
Non-deductible expenses	260	293	229
Uncertain tax positions	410	—	—
Other	86	247	175

	$18,507	$5,793	$(4,493)

Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2011	2010
Assets
Accrued employee benefits	$8,002	$6,654
Goodwill and intangible assets	2,087	6,065
Allowance for doubtful accounts	476	405
Net operating loss carryforwards	987	1,567
Contract termination charge	714	1,250
Stock-based compensation	1,298	1,014
Deferred income	4,273	2,431
Other	629	607

	18,466	19,993

Liabilities
Appreciation on annuity contracts	(1,933)	(2,546)
Extinguishment of senior notes	(1,047)	(1,087)
Property, plant and equipment	(9,408)	(12,313)
Prepaid insurance	(344)	(477)
Other	(62)	(169)

	(12,794)	(16,592)

Valuation allowance	(480)	(2,169)

Deferred tax asset, net	$5,192	$1,232

Current asset, net	1,825	1,649
Noncurrent asset (liability), net	3,367	(417)

	$5,192	$1,232

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the year ended December 31, is as follows (in thousands):

2011
Balance at beginning of year	$—
Increase of unrecognized tax benefits related to prior years	632

Balance at end of year	$632

As of December 31, 2011, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized $410,000 would impact the effective tax rate. No reserves for uncertain income tax positions were recorded for the years ended December 31, 2010 and 2009.

Although the timing and outcome of income tax audits is uncertain, it is possible that unrecognized tax benefits may be reduced as a result of the lapse of the applicable statues of limitations in federal and state jurisdictions within the next 12 months. Currently, the Company cannot reasonably estimate the amount of reductions, if any, during the next 12 months. Any such reduction could be impacted by other changes in unrecognized tax benefits and could result in changes to in the Company’s tax obligations.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. Due to the uncertainty of the Company’s ability to generate state taxable income, a full valuation allowance had been established on the Company’s deferred state tax assets in prior years. Based on the analysis of available evidence, $1.8 million of the Company’s valuation allowance was released in 2011. As of December 31, 2011, the Company has a valuation allowance on certain of its deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets. The valuation allowance was $480,000 and $2.2 million at December 31, 2011 and 2010, respectively. The Company has state net operating losses expiring in 2011 through 2030.

The U.S. federal statute of limitations remains open for the year 2008 and onward. The IRS recently completed a field examination of the Company’s 2008 and 2009 U.S. tax returns, and the Company agreed upon and paid $168,000 in a final settlement, as well as $5,000 in interest. The IRS completed its field examination of the Company’s 2006 and 2007 U.S. tax returns in June 2009 and the Company paid $856,000 associated with the acceleration of certain deferred tax liabilities, as well as $31,000 in interest.

The State of California and the State of Oregon are currently conducting an examination of the Company’s 2007 and 2008 state tax returns. In connection with the State of Oregon audit, in November 2011 the Company received a Proposed Auditor’s Report seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. The Company intends to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional tax payments, which could materially affect its effective tax rate.

NOTE 13

Retirement Benefits

The Company has a noncontributory supplemental retirement program for previous key management. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The supplemental retirement program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the consolidated balance sheets and the appreciation is included in the consolidated statement of operations. The Company accounts for the cash surrender value of the approximately 70 annuity contracts and life insurance policies using the fair value method. The fair value method requires the Company to remeasure the policies at fair value at each reporting period and the changes are recorded in earnings. Any cash receipts and payments related to the policies are included in the consolidated statement of cash flows within the operating activities section. The carrying value of the annuity contracts and life insurance policies was $17.3 million and $18.9 million as of December 31, 2011 and 2010, respectively. The face value of the annuity contracts and life insurance policies was $25.1 million and $26.0 million as of December 31, 2011 and 2010, respectively.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

	December 31,
	2011	2010
Projected benefit obligation, beginning of year	$19,703	$18,769
Interest cost	1,001	1,017
Assumption changes	1,617	716
Actuarial (gain) loss	253	240
Benefit payments	(1,086)	(1,039)

Projected benefit obligation, end of year	$21,488	$19,703

Unfunded status	$21,488	$19,703
Accumulated loss	(5,298)	(3,513)

Net amount recognized	$16,190	$16,190

Amounts recognized in consolidated balance sheets consist of (in thousands):

	December 31,
	2011	2010
Accrued pension liability	$21,488	$19,703
Accumulated other comprehensive loss	(5,298)	(3,513)

Net amount recognized	$16,190	$16,190

Assumptions used to determine pension obligations are as follows:
Discount rate	4.48%	5.22%
Rate of compensation increase	N/A	N/A

At December 31, 2011, the Company estimated its discount rate based on the Citigroup Pension Discount Curve, which is a well established and credible source based upon a similar duration to the Company’s pension obligations. At December 31, 2010, the Company estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well established and credible source based upon bonds of appropriate credit quality and a similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest cost	$1,001	$1,017	$1,084
Amortization of loss	86	39	113

Net periodic pension cost	$1,087	$1,056	$1,197

The discount rate used to determine net periodic pension cost at December 31, 2011, 2010 and 2009 was 5.22%, 5.57% and 5.50%, respectively.

The accumulated benefit obligation of the Company’s supplemental retirement program was $21.5 million and $19.7 million as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The accrued postretirement benefit cost was approximately $336,000 and $404,000 as of December 31, 2011 and 2010, respectively. The Company has not accepted new participants into this benefit program since 2001.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

	Supplemental Retirement Program	Postretirement Health Insurance Program
2012	$1,236	$67
2013	1,285	60
2014	1,300	64
2015	1,439	69
2016	1,550	52
Next 5 years	7,306	56

	$14,116	$368

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make a discretionary profit-sharing contribution. Employer contributions to the plan were $788,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14

Segment Information

The Company reports financial data for three reportable segments: television, radio and Fisher Plaza. The television reportable segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned station) and internet business. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and one managed radio station. The Fisher Plaza reportable segment includes the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television operations, radio operations, the corporate offices and third-party tenants. In December 2011, the Company completed the sale of Fisher Plaza and its corporate headquarters and Seattle television, radio and internet operations continue to be located at Fisher Plaza, pursuant to a leaseback transaction. Prospectively, the Company will no longer have Fisher Plaza as a reportable segment.

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income (loss) from continuing operations” to measure the operating performance of its segments which represents income (loss) from continuing operations before depreciation and amortization, gain on sale of real estate, net, gain on sale of Fisher Plaza, net, Plaza fire expenses (reimbursements), net, and gain on exchange of assets, net. Additionally, the performance metric for segment income (loss) from continuing operations now excludes the allocation of certain corporate and Fisher Plaza operating expense. Prior period financial information has been restated to conform to current period presentation.

The non-segment expenses include corporate and administrative expenses that have not been allocated to the operations of the television, radio or Fisher Plaza segments.

Operating results and other financial data for each segment are as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue
Television	$128,548	$136,397	$97,201
Radio	21,356	23,759	21,543
Fisher Plaza	14,289	14,400	13,739

Total segment revenue	164,193	174,556	132,483
Intercomany revenue	(225)	(154)	(109)

	$163,968	$174,402	$132,374

Segment income from continuing operations
Television	$31,498	$36,285	$7,792
Radio	4,803	4,620	3,958
Fisher Plaza	8,268	7,928	8,126

Total segment income from continuing operations	44,569	48,833	19,876
Corporate and other	(17,177)	(14,564)	(12,487)

	$27,392	$34,269	$7,389

Depreciation and amortization
Television	$4,827	$7,666	$6,898
Radio	94	241	282
Fisher Plaza	3,611	4,947	4,907

Total segment depreciation and amortization	8,532	12,854	12,087
Corporate and other	1,032	1,538	1,583

	$9,564	$14,392	$13,670

Total assets
Television	$122,357	$141,707
Radio	13,435	14,483
Fisher Plaza	377	108,271

Total segment assets	136,169	264,461
Corporate and other	208,948	56,431

	$345,117	$320,892

Goodwill, net
Television	$5,077	$5,077
Radio	8,216	8,216

	$13,293	$13,293

Capital expenditures
Television	$5,818	$6,923	$6,120
Radio	166	128	187
Fisher Plaza	148	2,217	3,926

Total segment capital expenditures	6,132	9,268	10,233
Corporate and other	2,003	722	1,348

	$8,135	$9,990	$11,581

Intercompany revenue related primarily to sales between our television and radio stations.

No geographic areas outside the United States were significant relative to consolidated revenue, income from operations or total assets.

A reconciliation of total segment income from continuing operations to consolidated income (loss) from continuing operations is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment income from continuing operations	$27,392	$34,269	$7,389
Adjustments:
Gain on sale of real estate, net	4,089	—	—
Gain on sale of Fisher Plaza, net	40,454	—	—
Plaza fire (expenses) reimbursements, net	223	3,363	(2,657)
Gain on exchange of assets, net	32	2,054	2,569
Depreciation and amortization	(9,564)	(14,392)	(13,670)

Income (loss) from continuing operations	$62,626	$25,294	$(6,369)

NOTE 15

Commitments and Contingencies

The Company leases office space and equipment under non-cancelable leases. Rent expense totaled approximately $1.1 million, $1.1 million and $1.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Minimum future payments for all capital and operating leases as of December 31, 2011 are as follows (in thousands):

Year	Capital Leases	Operating Leases
2012	$983	$4,438
2013	1,012	4,380
2014	608	4,098
2015	—	3,924
2016	—	3,894
Thereafter	—	29,837

	2,603	$50,571

Less executory costs	(1,985)

Net minimum lease payments	618
Less amounts representing interest	(61)

Present value of net minimum lease payments	557
Less current portion of obligations under capital leases	(196)

Long-term portion of obligations under capital leases	$361

In connection with the sale of Fisher Plaza to Hines, the Company entered into a Lease with Hines pursuant to which the Company leased 121,000 rentable square feet of Fisher Plaza for use for the Company’s corporate headquarters and its Seattle television, radio and internet operations. The Lease has an initial term that expires on December 31, 2023 and the Company has the right to extend the term for three successive five-year periods. The minimum future payments related to the Lease are included in the minimum future payments for operating leases in the above table.

As discussed in Note 3, the Company also entered into a Reimbursement Agreement with Hines whereby the Company may be required to reimburse Hines up to $1.5 million if the power and/or chiller consumption by certain existing Plaza tenants, including the Company, exceeds specified levels and Hines is required to install additional power and/or chiller facilities. This Reimbursement Agreement expires on the expiration of the Lease’s initial term.

The current portion of obligations under capital lease is included in other current liabilities in the consolidated balance sheet at December 31, 2011, while the long-term portion is included in other liabilities.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of any current proceedings will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 16

Other Current Liabilities

Other current liabilities consist of (in thousands):

	December 31,
	2011	2010
Accrued liabilities	$4,890	$1,722
Short-term portion of non-cash contract termination fee	1,461	1,461
Short-term portion of deferred income	1,426	1,123
Other	931	82

Total other current liabilities	$8,708	$4,388

NOTE 17

Local Marketing Agreement

In May 2009, the Company entered into a three year LMA with South Sound Broadcasting LLC (“South Sound”) to manage one of South Sound’s FM radio stations licensed to Oakville, Washington. The station broadcasts the Company’s KOMO Radio programming to FM listeners in the Seattle—Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until May 8, 2012. If the Company does not exercise the option prior to its expiration date, the Company is obligated to pay South Sound up to approximately $1.4 million. Due to the term of our LMA and the uncertainties associated with the exercise of our option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

NOTE 18

Extinguishment of Senior Notes

During 2011, the Company repurchased or redeemed $39.6 million of aggregate principal amount of its Senior Notes for total consideration of $40.6 million in cash, plus accrued interest of $685,000. The Company recorded a loss on extinguishment of debt, including a charge for related unamortized debt issuance costs of $466,000, resulting in a net loss of approximately $1.5 million on the extinguishment of Senior Notes for the year ended December 31, 2011. The loss is presented as “gain (loss) on extinguishment of senior notes, net” in the Company’s consolidated statements of operations.

During 2010, the Company repurchased $20.6 million of aggregate principal amount of its Senior Notes for total consideration of $20.5 million in cash, plus accrued interest of $312,000. The Company recorded a loss on extinguishment of debt, including a charge for related unamortized debt issuance costs of $317,000, resulting in a net loss of approximately $160,000 on the extinguishment of Senior Notes for the year ended December 31, 2010.

During 2009, the Company repurchased $28.0 million of aggregate principal amount of its Senior Notes for total consideration of $24.4 million in cash, plus accrued interest of $637,000. The Company recorded a gain on extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, resulting in a net gain of approximately $3.0 million on the extinguishment of Senior Notes for the year ended December 31, 2009.

NOTE 19

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

The Company has recognized a $32,000, $2.1 million and $2.6 million gain for the years ended December 31, 2011, 2010 and 2009, respectively, which represents the amount of the substitute equipment currently in use, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

The Company had approximately $53,000 and $81,000 of the substitute equipment as of December 31, 2011 and 2010, respectively that had been received but not yet installed. The $53,000 and $81,000 were recorded as deferred gain in other current liabilities on the consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain on the Company’s consolidated statement of operations.

NOTE 20

Plaza Fire Expense

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered certain. During the years ended December 31, 2011, 2010 and 2009, the Company recorded net reimbursements of $223,000 and $3.4 million and net expenditures of $2.7 million, respectively, which is included in Plaza fire expenses (reimbursement), net on the Company’s condensed consolidated statements of operations. In total, the Company has incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million. To date, the Company has received substantially all of the Company’s expected reimbursements.

NOTE 21 (unaudited)

Quarterly Financial Information

Unaudited quarterly financial information for fiscal 2011 and 2010 is presented in the following table. Data may not add due to rounding (in thousands, except per share amounts). The Company separately reports as discontinued operations the historical operating results attributable to assets sold or held for sale and the applicable gain (loss) on disposition. As a result, the Company has made the appropriate reclassification adjustments to the previously issued financial statements for the first quarter of 2011 and 2010, and the fourth quarter 2010 presented below.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue
2011	$37,552	$40,350	$39,700	$46,366	$163,968
2010	$35,000	$40,396	$41,831	$57,175	$174,402
Income (loss) from continuing operations, net of income taxes
2011	$(1,719)	$3,542	$1,519	$32,525	$35,867
2010	$(2,155)	$281	$3,264	$8,214	$9,604
Income (loss) from discontinued operations, net of income taxes
2011	$(8)	$74	$(75)	$577	$568
2010	$(24)	$47	$56	$63	$142
Net income (loss)
2011	$(1,727)	$3,616	$1,444	$33,102	$36,435
2010	$(2,179)	$328	$3,320	$8,277	$9,746
Income (loss) per share—basic:
From continuing operations
2011	$(0.20)	$0.40	$0.17	$3.68	$4.06
2010	$(0.25)	$0.03	$0.37	$0.93	$1.09
From discontinued operations
2011	$—	$0.01	$(0.01)	$0.07	$0.07
2010	$—	$0.01	$0.01	$0.01	$0.02
Net income (loss)
2011	$(0.20)	$0.41	$0.16	$3.75	$4.13
2010	$(0.25)	$0.04	$0.38	$0.94	$1.11
Income (loss) per share, assuming dilution:
From continuing operations
2011	$(0.20)	$0.40	$0.17	$3.65	$4.03
2010	$(0.25)	$0.03	$0.37	$0.93	$1.09
From discontinued operations
2011	$—	$0.01	$(0.01)	$0.06	$0.06
2010	$—	$0.01	$0.01	$—	$0.01
Net income (loss)
2011	$(0.20)	$0.41	$0.16	$3.71	$4.09
2010	$(0.25)	$0.04	$0.38	$0.93	$1.10

Net income for the second quarter of 2011 includes a $4.1 million pre-tax gain resulting from the sale of real estate not essential to operations. Net income for the fourth quarter of 2011 includes a $40.5 million pre-tax gain resulting from the sale of Fisher Plaza.

Net loss for the first quarter of 2010 includes a $940,000 pre-tax gain resulting from the asset exchange. Net income for the second quarter of 2010 includes an $842,000 pre-tax gain resulting from the asset exchange. Net income for the third quarter of 2010 includes a $2.9 million pre-tax gain resulting from Plaza fire insurance reimbursements.

NOTE 22

Financial Information for Guarantors

In 2004, the Company completed a private placement of $150.0 million of its Senior Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Company exchanged the Senior Notes for freely tradable notes registered under the Securities Act on February 2, 2005. The Senior Notes were fully and unconditionally guaranteed, subject to certain customary automatic release provisions, jointly and severally, on an unsecured, senior basis by the current and future material domestic subsidiaries of the Company. The Company redeemed all remaining outstanding Senior Notes in January 2012.

Presented below are condensed consolidated statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 and the condensed consolidated balance sheets as of December 31, 2011 and 2010. The condensed consolidated information is presented for the Company (issuer) with its investments accounted for under the equity method, the 100% owned guarantor subsidiaries, eliminations, and the Company on a consolidated basis. The Company (issuer) information consists primarily of corporate oversight and administrative personnel and related activities, as well as certain investments.

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2011

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$163,968	$—	$163,968
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of broadcast rights)	538	69,708	28	70,274
Selling, general and administrative expenses	17,826	37,696	(28)	55,494
Amortization of broadcast rights	—	10,808	—	10,808
Depreciation and amortization	1,032	8,532	—	9,564
Gain on sale of real estate, net	(4,089)	—	—	(4,089)
Gain on sale of Fisher Plaza, net	—	(40,454)	—	(40,454)
Plaza fire reimbursements, net	—	(223)	—	(223)
Gain on asset exchange, net	—	(32)	—	(32)

Total operating expenses	15,307	86,035	—	101,342

Income (loss) from continuing operations	(15,307)	77,933	—	62,626
Loss on extinguishment of senior notes, net	(1,477)	—	—	(1,477)
Other income, net	248	172	—	420
Equity in income of consolidated subsidiaries	52,528	—	(52,528)	—
Interest expense	(7,144)	(51)	—	(7,195)

Income (loss) from continuing operations before income taxes	28,848	78,054	(52,528)	54,374
Provision (benefit) for income taxes	(7,587)	26,094	—	18,507

Income (loss) from continuing operations, net of income taxes	36,435	51,960	(52,528)	35,867
Income from discontinued operations, net of income taxes	—	568	—	568

Net income (loss)	$36,435	$52,528	$(52,528)	$36,435

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$174,402	$—	$174,402
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of broadcast rights)	463	69,943	210	70,616
Selling, general and administrative expenses	15,028	42,822	(210)	57,640
Amortization of broadcast rights	—	11,877	—	11,877
Depreciation and amortization	1,538	12,854	—	14,392
Plaza fire reimbursements, net	—	(3,363)	—	(3,363)
Gain on asset exchange, net	—	(2,054)	—	(2,054)

Total operating expenses	17,029	132,079	—	149,108

Income (loss) from continuing operations	(17,029)	42,323	—	25,294
Loss on extinguishment of senior notes, net	(160)	—	—	(160)
Other income, net	136	81	—	217
Equity in income of consolidated subsidiaries	26,580	—	(26,580)	—
Interest expense	(9,890)	(64)	—	(9,954)

Income (loss) from continuing operations before income taxes	(363)	42,340	(26,580)	15,397
Provision (benefit) for income taxes	(10,109)	15,902	—	5,793

Income (loss) from continuing operations, net of income taxes	9,746	26,438	(26,580)	9,604
Income from discontinued operations, net of income taxes	—	142	—	142

Net income (loss)	$9,746	$26,580	$(26,580)	$9,746

Financial Information for Guarantors

Condensed Consolidated Statements of Operations

Year Ended December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Revenue	$—	$132,374	$—	$132,374
Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of broadcast rights)	421	64,190	202	64,813
Selling, general and administrative expenses	10,069	40,249	(202)	50,116
Amortization of broadcast rights	—	10,056	—	10,056
Depreciation and amortization	1,582	12,088	—	13,670
Plaza fire expenses, net	—	2,657	—	2,657
Gain on asset exchange, net	—	(2,569)	—	(2,569)

Total operating expenses	12,072	126,671	—	138,743

Income (loss) from continuing operations	(12,072)	5,703	—	(6,369)
Gain on extinguishment of senior notes, net	2,965	—	—	2,965
Other income, net	689	669	—	1,358
Equity in income of consolidated subsidiaries	4,051	—	(4,051)	—
Interest expense	(11,600)	(77)	—	(11,677)

Income (loss) from continuing operations before income taxes	(15,967)	6,295	(4,051)	(13,723)
Provision (benefit) for income taxes	(6,637)	2,144	—	(4,493)

Income (loss) from continuing operations, net of income taxes	(9,330)	4,151	(4,051)	(9,230)
Income from discontinued operations, net of income taxes	—	(100)	—	(100)

Net income (loss)	$(9,330)	$4,051	$(4,051)	$(9,330)

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2011

(In thousands)	Fisher Communications Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications Inc. and, Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$142,531	$486	$—	$143,017
Short-term investments	33,481	—	—	33,481
Receivables, net	47	32,355	—	32,402
Due from affiliates	(239,132)	239,132	—	—
Income taxes receivable	—	117	—	117
Deferred income taxes, net	905	920	—	1,825
Prepaid expenses and other	1,787	1,275	—	3,062
Television broadcast rights	—	6,789	—	6,789

Total current assets	(60,381)	281,074	—	220,693
Restricted Cash	3,594	—	—	3,594
Investment in consolidated subsidiaries	314,343	—	(314,343)	—
Cash surrender value of life insurance and annuity contracts	17,278	—	—	17,278
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,307	—	40,307
Other assets	2,112	2,894	—	5,006
Deferred income taxes, net	5,999	(2,632)	—	3,367
Assets held for sale	658	—	—	658
Property, plant and equipment, net	2,202	38,719	—	40,921

Total Assets	$285,805	$373,655	$(314,343)	$345,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$61,834	$—	$—	$61,834
Accounts payable	433	3,321	—	3,754
Accrued payroll and related benefits	2,144	2,516	—	4,660
Interest payable	1,556	—	—	1,556
Television broadcast rights payable	—	6,541	—	6,541
Income taxes payable	(4,673)	26,141	—	21,468
Current portion of accrued retirement benefits	1,302	—	—	1,302
Other current liabilities	748	7,960	—	8,708

Total current liabilities	63,344	46,479	—	109,823
Deferred income	—	10,036	—	10,036
Accrued retirement benefits	20,525	—	—	20,525
Other liabilities	(109)	2,797	—	2,688

Total liabilities	83,760	59,312	—	143,072

Stockholders’ Equity
Common stock	11,040	1,131	(1,131)	11,040
Capital in excess of par	14,679	164,233	(164,233)	14,679
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(3,288)	—	—	(3,288)
Prior service cost	(62)	—	—	(62)
Retained earnings	179,676	148,979	(148,979)	179,676

Total Stockholders’ Equity	202,045	314,343	(314,343)	202,045

Total Liabilities and Stockholders’ Equity	$285,805	$373,655	$(314,343)	$345,117

Financial Information for Guarantors

Condensed Consolidated Balance Sheets

December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$27,563	$25,382	$—	$52,945
Receivables, net	—	30,755	—	30,755
Due from affiliate	(43,724)	43,724	—	—
Income taxes receivable	16,938	(15,585)	—	1,353
Deferred income taxes, net	467	1,182	—	1,649
Prepaid expenses and other	1,543	1,320	—	2,863
Cash surrender value of annuity contracts	2,397	—	—	2,397
Television broadcast rights	—	7,855	—	7,855
Current assets held for sale	—	52	—	52

Total current assets	5,184	94,685	—	99,869
Investment in consolidated subsidiaries	262,372	—	(262,372)	—
Cash surrender value of life insurance and annuity contracts	16,499	—	—	16,499
Goodwill, net	—	13,293	—	13,293
Intangible assets, net	—	40,543	—	40,543
Other assets	2,874	4,502	—	7,376
Assets held for sale	—	485	—	485
Property, plant and equipment, net	2,265	140,562	—	142,827

Total Assets	$289,194	$294,070	$(262,372)	$320,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96	$3,921	$—	$4,017
Payroll and related benefits	3,182	4,714	—	7,896
Interest payable	2,552	—	—	2,552
Television broadcast rights payable	—	7,849	—	7,849
Current portion of accrued retirement benefits	1,117	—	—	1,117
Other current liabilities	889	3,499	—	4,388
Liabilities of business held for sale	—	27	—	27

Total current liabilities	7,836	20,010	—	27,846
Long-term debt	101,440	—	—	101,440
Deferred income	—	5,295	—	5,295
Accrued retirement benefits	18,982	—	—	18,982
Deferred income taxes, net	(4,126)	4,543	—	417
Other liabilities	(164)	1,850	—	1,686

Total liabilities	123,968	31,698	—	155,666

Stockholders’ Equity
Common stock	10,988	1,131	(1,131)	10,988
Capital in excess of par	13,273	164,233	(164,233)	13,273
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(2,176)	—	—	(2,176)
Prior service cost	(100)	—	—	(100)
Retained earnings	143,241	97,008	(97,008)	143,241

Total Stockholders’ Equity	165,226	262,372	(262,372)	165,226

Total Liabilities and Stockholders’ Equity	$289,194	$294,070	$(262,372)	$320,892

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2011

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$2,375	$11,065	$—	$13,440

Investing activities
Restricted cash	—	(3,594)	—	(3,594)
Investment in equity investee	—	(147)	—	(147)
Redemption of capital	183,056	—	(183,056)	—
Purchase of short-term investments	(33,481)	—	—	(33,481)
Purchase of radio stations	—	(185)	—	(185)
Purchases of property, plant and equipment	(1,419)	(6,716)	—	(8,135)
Proceeds from the sale of radio station	—	1,807	—	1,807
Proceeds from the sale of real estate	4,164	—	—	4,164
Proceeds from the sale of Fisher Plaza	—	156,111	—	156,111

Net cash provided by investing activities	152,320	147,276	(183,056)	116,540

Financing activities
Redemption of capital	—	(183,056)	183,056	—
Repurchase of senior notes	(39,606)	—	—	(39,606)
Shares settled upon vesting of stock rights	(292)	—	—	(292)
Payments on capital lease obligations	—	(181)	—	(181)
Proceeds from exercise of stock options	75	—	—	75
Excess tax benefit from exercise of stock awards	96	—	—	96

Net cash used in financing activities	(39,727)	(183,237)	183,056	(39,908)

Net increase (decrease) in cash and cash equivalents	114,968	(24,896)	—	90,072
Cash and cash equivalents, beginning of period	27,563	25,382	—	52,945

Cash and cash equivalents, end of period	$142,531	$486	$—	$143,017

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2010

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by operating activities	$30,019	$9,649	$—	$39,668

Investing activities
Redemption of capital	10,000	—	(10,000)	—
Investment in equity investee	—	(48)	—	(48)
Net cash in consolidation of equity investee	—	75	—	75
Purchases of property, plant and equipment	(722)	(9,268)	—	(9,990)

Net cash provided by (used in) investing activities	9,278	(9,241)	(10,000)	(9,963)

Financing activities
Redemption of capital	—	(10,000)	10,000	—
Repurchase of senior notes	(20,453)	—	—	(20,453)
Shares settled upon vesting of stock rights	(121)	—	—	(121)
Payments on capital lease obligations	—	(168)	—	(168)

Net cash used in financing activities	(20,574)	(10,168)	10,000	(20,742)

Net increase (decrease) in cash and cash equivalents	18,723	(9,760)	—	8,963
Cash and cash equivalents, beginning of period	8,840	35,142	—	43,982

Cash and cash equivalents, end of period	$27,563	$25,382	$—	$52,945

Financial Information for Guarantors

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2009

(In thousands)	Fisher Communications, Inc.	100% Owned Guarantor Subsidiaries	Eliminations	Fisher Communications, Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(20,025)	$9,836	$—	$(10,189)
Investing activities
Redemption of capital	(35,000)	—	35,000	—
Proceeds from sale of short-term investments	60,000	—	—	60,000
Purchase of investment in DataSphere	(1,500)	—	—	(1,500)
Purchase of property, plant and equipment	(1,348)	(10,233)	—	(11,581)

Net cash provided by (used in) investing activities	22,152	(10,233)	35,000	46,919

Financing activities
Redemption of capital	—	35,000	(35,000)	—
Repurchase of senior notes	(24,428)	—	—	(24,428)
Payments on capital lease obligations	—	(155)	—	(155)

Net cash provided by (used in) financing activities	(24,428)	34,845	(35,000)	(24,583)

Net increase (decrease) in cash and cash equivalents	(22,301)	34,448	—	12,147
Cash and cash equivalents, beginning of period	31,141	694	—	31,835

Cash and cash equivalents, end of period	$8,840	$35,142	$—	$43,982

NOTE 23

Subsequent Events

Redemption of Senior Notes

In January 2012, the Company redeemed the remaining $61.8 million aggregate principal amount of its Senior Notes for total consideration of $62.7 million in cash plus accrued interest of $1.8 million. The Company expects to recognize an estimated net loss on extinguishment of debt of $1.5 million.

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts
Balance at beginning of year	$1,117	$1,309	$1,554
Additions charged to expense	913	803	820
Balances written off, net of recoveries	(731)	(995)	(1,065)

Balance at end of year	$1,299	$1,117	$1,309

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2012.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/s/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ COLLEEN B. BROWN Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ HASSAN N. NATHA Hassan N. Natha	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 9, 2012

/s/ PAUL A. BIBLE Paul A. Bible	Director	March 9, 2012

/s/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 9, 2012

/s/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 9, 2012

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Director	March 9, 2012

/s/ DAVID A. LORBER David A. Lorber	Director	March 9, 2012

/s/ MATTHEW GOLDFARB Matthew Goldfarb	Director	March 9, 2012

/s/ JOSEPH J. TROY Joseph J. Troy	Director	March 9, 2012

Peter E. Murphy	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

3.2*	Amended Bylaws as of May 11, 2011(filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-22439)).

4.1*	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.1*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 21, 2007 (File No. 000-22439)).

10.2*+	Form of Non-Qualified Stock Option Contract for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.3*+	Form of Restricted Stock Rights Agreement for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.4*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2005 (File No. 000-22439)).

10.5*+	Form of Stock Option Grant Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.6*+	Offer Letter to Hassan N. Natha, dated November 6, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008 (File No. 000-22439)).

10.7*	Letter Agreement, dated March 20, 2009, by and between Fisher Communications, Inc. and GAMCO Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 000-22439)).

10.8*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.9*+	Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.10*+	Summary of Non-Employee Directors Cash Compensation Fees (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-22439)).

10.11*+	Fisher Communications, Inc. 2011 Management Short-Term Incentive Plan, (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No.000-22439)).

10.12*+	Summary of Non-Employee Director Fees (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No.000-22439)).

10.13*+	Summary of Non-Employee Director Equity Compensation Program (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011 (File No. 000-22439)).

Exhibit No.	Description
10.14*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 12, 2011 (File No. 000-22439)).

10.15*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Seattle TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.16*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Portland TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.17*	Purchase and Sale Agreement, by and between Fisher Media Services Company and Hines Global REIT 100/140 Fourth Ave LLC, dated November 17, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 18, 2011 (File No. 000-22439)).

10.18*+	Fisher Communications, Inc. Performance Award Program. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 9, 2011 (File No 000-22439)).

10.19*	Lease, by and between Fisher Communications, Inc. and Hines Global REIT 100/140 Fourth Ave LLC, dated December 15, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2011 (File No. 000-22439)).

10.20*	Form of Director and Executive Officer Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 21, 2011 (File No 000-22439)).

10.21+	Fisher Communications, Inc. 2012 Management Short-Term Incentive Plan (filed herewith).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011, and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.