Form 10-Q
period 2012-03-31
FISHER COMMUNICATIONS INC
filed 2012-05-07
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1.25 par value, outstanding as of May 1, 2012: 8,867,721

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements are presented for Fisher Communications, Inc., and its subsidiaries.

PART II

OTHER INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per-share amounts)	2012	2011
Revenue	$33,932	$37,552

Operating expenses
Direct operating costs	16,656	17,674
Selling, general and administrative expenses	14,554	14,750
Amortization of broadcast rights	2,457	2,970
Depreciation and amortization	1,757	2,658
Gain on sale of real estate, net	(373)	—
Plaza fire reimbursements, net	—	(78)

Total operating expenses	35,051	37,974

Loss from continuing operations	(1,119)	(422)
Loss on extinguishment of senior notes, net	(1,482)	(110)
Other income, net	30	80
Interest expense	(266)	(2,247)

Loss from continuing operations before income taxes	(2,837)	(2,699)
Benefit for income taxes	(973)	(980)

Loss from continuing operations, net of income taxes	(1,864)	(1,719)
Loss from discontinued operations, net of income taxes	—	(8)

Net loss	$(1,864)	$(1,727)

Net loss per share (basic and diluted):
From continuing operations	$(0.21)	$(0.20)
From discontinued operations	—	—

Net loss per share	$(0.21)	$(0.20)

Weighted average shares outstanding (basic and diluted)	8,847	8,809

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2012	2011
(in thousands)
Net loss	$(1,864)	$(1,727)
Other comprehensive income (loss):
Accumulated income	36	15
Effect of income taxes	(13)	(5)
Prior service cost	15	15
Effect of income taxes	(5)	(5)

Other comprehensive income	33	20

Comprehensive loss	$(1,831)	$(1,707)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per-share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$6,829	$143,017
Short-term debt security investments	47,641	33,481
Receivables, net	27,074	32,402
Income taxes receivable	1,434	117
Deferred income taxes, net	1,825	1,825
Prepaid expenses and other	3,051	3,062
Broadcast rights	4,529	6,789

Total current assets	92,383	220,693
Restricted cash	3,599	3,594
Long-term debt security investments	35,865	—
Cash surrender value of life insurance and annuity contracts	17,486	17,278
Goodwill, net	13,293	13,293
Intangible assets, net	40,249	40,307
Other assets	4,428	5,006
Deferred income taxes, net	3,349	3,367
Assets held for sale	564	658
Property, plant and equipment, net	39,859	40,921

Total Assets	$251,075	$345,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$61,834
Accounts payable	2,507	3,754
Accrued payroll and related benefits	4,363	4,660
Interest payable	—	1,556
Broadcast rights payable	4,093	6,541
Income taxes payable	95	21,468
Current portion of accrued retirement benefits	1,302	1,302
Other current liabilities	5,849	8,708

Total current liabilities	18,209	109,823
Deferred income	9,390	10,036
Accrued retirement benefits	20,490	20,525
Other liabilities	2,843	2,688

Total liabilities	50,932	143,072

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,867,721 and 8,832,177 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	11,085	11,040
Capital in excess of par	14,563	14,679
Accumulated other comprehensive loss, net of income taxes:
Accumulated loss	(3,265)	(3,288)
Prior service cost	(52)	(62)
Retained earnings	177,812	179,676

Total Stockholders’ Equity	200,143	202,045

Total Liabilities and Stockholders’ Equity	$251,075	$345,117

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Operating activities
Net loss	$(1,864)	$(1,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,757	2,658
Deferred income taxes, net	18	10
Loss on extinguishment of senior notes, net	594	110
Loss in operations of equity investees	44	50
Loss on disposal of property, plant and equipment, net	11	34
Gain on sale of real estate, net	(373)	—
Amortization of deferred financing fees	19	91
Amortization of deferred gain on sale of Fisher Plaza	(190)	—
Amortization of debt security investment premium	74	—
Amortization of non-cash contract termination fee	(365)	(365)
Amortization of broadcast rights	2,457	2,970
Payments for broadcast rights	(2,651)	(3,193)
Stock-based compensation	451	300
Change in operating assets and liabilities, net
Receivables	5,328	2,904
Prepaid expenses and other	12	(682)
Cash surrender value of life insurance and annuity contracts	(207)	2,214
Other assets	37	10
Accounts payable, accrued payroll and related benefits and other current liabilities	(815)	(1,675)
Interest payable	(1,556)	(2,197)
Income taxes receivable and payable	(22,691)	(272)
Accrued retirement benefits	(2)	18
Other liabilities	117	(158)

Net cash provided by (used in) operating activities	(19,795)	1,100

Investing activities
Investment in equity investee	(9)	(4)
Purchase of debt security investments	(82,733)	—
Proceeds from sale of debt security investments	7,628	—
Proceeds from maturity of debt security investments	25,000	—
Purchase of property, plant and equipment	(4,445)	(743)
Proceeds from sale of real estate	570	—

Net cash used in investing activities	(53,989)	(747)

Financing activities
Repurchase of senior notes	(61,834)	(2,685)
Repurchase of common stock	(86)	—
Shares settled upon vesting of stock rights	(437)	(349)
Payments on capital lease obligations	(47)	(44)
Proceeds from exercise of stock options	—	72

Net cash used in financing activities	(62,404)	(3,006)

Net decrease in cash and cash equivalents	(136,188)	(2,653)
Cash and cash equivalents, beginning of period	143,017	52,945

Cash and cash equivalents, end of period	$6,829	$50,292

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Certain reclassifications have been made to the unaudited condensed consolidated financial statements in the prior year to conform to the current year presentation.

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2011 Form 10-K. Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s 2011 Form 10-K, that are of significance, or potential significance, to the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends the disclosure requirements for presentation of comprehensive income. Subsequently, in December 2011, the FASB indefinitely deferred the effective date of the portion of ASU No. 2011-05 requiring the separate presentation of reclassifications out of accumulated other comprehensive income. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

2. Fair Value Measurements

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The inputs to determine fair value require significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities. As of March 31, 2012 and December 31, 2011, the reported fair value of marketable securities, using Level 1 inputs, was $1.1 million and $1.0 million, respectively. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets.

As of March 31, 2012, the Company did not have any outstanding fixed interest rate debt. As of December 31, 2011, all of the Company’s debt was at a fixed interest rate and totaled $61.8 million. The fair market value of fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s debt, using Level 2 inputs, at December 31, 2011 was $62.9 million. The fair value of debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

Restricted cash consists of $3.6 million at March 31, 2012 and December 31, 2011, for which the fair value is measured using Level 1 inputs. Cash equivalents consist of $6.4 million and $145.4 million at March 31, 2012 and December 31, 2011, respectively, for which the fair value is measured using Level 1 inputs. The carrying amount of restricted cash and cash equivalents approximates fair value.

3. Debt Security Investments

The Company’s debt security investments are held in United States Treasury securities. The Company has classified these investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. Investments with original maturities of greater than 90 days and current maturities of one year or less are recorded as short-term. Investments with current maturities of greater than one year are recorded as long-term. The securities are carried at amortized cost, and interest income is recorded using an effective interest rate with the associated discount or premium amortized to interest income, which is reported in “Other income, net” in the unaudited condensed consolidated statement of operations.

The following table summarizes amortized cost, gross unrealized gains, gross unrealized losses and fair values of debt security investments (in thousands):

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,506	$—	$(62)	$83,444	$33,481	$—	$(2)	$33,479

The following table presents the amortized cost and fair value of debt security investments, by contractual maturity (in thousands):

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$47,641	$47,613
Due after one year through five years	35,865	35,831

Total securities held to maturity	$83,506	$83,444

Fair value for debt security investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Debt security investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the carrying value. No impairments on the debt security investments have been recorded.

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(1,026)	2,534	3,560	(968)	2,592

Total intangible assets	$41,275	$(1,026)	$40,249	$41,275	$(968)	$40,307

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.

(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three months ended March 31, 2012 and 2011 was $58,000 and $59,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2012 and each of the next five years and thereafter (in thousands):

Years ending December 31,
2012	$178
2013	236
2014	236
2015	236
2016	236
2017	236
Thereafter	1,176

$2,534

5. Discontinued Operations

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

6. Extinguishment of Senior Notes

During the three months ended March 31, 2012, the Company redeemed the remaining $61.8 million aggregate principal amount of its 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. The Company recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs of approximately $594,000. As a result of the redemption of the remaining outstanding Senior Notes, the Company is no longer subject to provisions contained in the indenture, including various debt covenants, other restrictions and the Company no longer is required to report financial information for its subsidiary guarantors of the Senior Notes.

During the three months ended March 31, 2011, the Company redeemed or repurchased $2.6 million aggregate principal amount of Senior Notes for a total consideration of $2.7 million in cash plus accrued interest of $78,000. The Company recorded a loss on extinguishment of debt of $110,000, including a charge for related unamortized debt issuance costs of approximately $35,000.

7. Broadcast Rights and Other Commitments

The Company acquires broadcast rights during the ordinary course of business. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

As of March 31, 2012, the Company had commitments under various agreements of $26.0 million for future rights to broadcast television programs, rights to sell available advertising time on a third party radio station and commitments under certain network affiliate agreements.

The Company entered into a reimbursement agreement with Hines Global REIT (“Hines”) whereby the Company may be required to reimburse Hines up to $1.5 million if the power and/or chiller consumption by certain existing Fisher Plaza tenants, including the Company, exceeds specified levels and Hines is required to install additional power and/or chiller facilities. This reimbursement agreement expires on December 31, 2023.

8. Retirement Benefits

The Company has a noncontributory supplemental retirement program for previous key management. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the unaudited condensed consolidated balance sheet in the financial statements and the appreciation is included in the unaudited condensed consolidated statement of operations.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Interest cost	$234	$250
Amortization of loss	45	22

Net periodic pension cost	$279	$272

The discount rate used to determine net periodic pension cost was 4.48% and 5.22% for the three month periods ended March 31, 2012 and 2011, respectively.

9. Net loss per share

Net loss per share is based upon the net loss divided by weighted average number of shares outstanding during the period. Net loss per share assuming dilution is based upon the net loss divided by weighted average number of shares and share equivalents outstanding, including the potentially dilutive impact of stock options and restricted stock rights/units issued under the Company’s incentive plans. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended March 31,
	2012	2011
Loss from continuing operations, net of income taxes	$(1,864)	$(1,719)
Loss from discontinued operations, net of income taxes	—	(8)

Net loss	$(1,864)	$(1,727)

Weighted average shares outstanding (basic and diluted)	8,847	8,809

Net loss per share (basic and diluted):
From continuing operations	$(0.21)	$(0.20)
From discontinued operations	—	—

Net loss per share	$(0.21)	$(0.20)

For the three months ended March 31, 2012, the effect of 112,694 restricted stock rights/units and options to purchase 263,098 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three months ended March 31, 2011, the effect of 150,533 restricted stock rights/units and options to purchase 280,087 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

10. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $451,000 and $300,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

11. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 34.3% and 36.3% for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized $410,000 would impact the effective tax rate.

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of period	$632	$—
Increase of unrecognized tax benefits related to prior years	—	632

Balance at end of period	$632	$632

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

The State of California is currently conducting an examination of the Company’s 2007 and 2008 state tax returns.

The State of Oregon conducted an examination of the Company’s 2007 and 2008 state tax returns and in November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. The Company intends to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional tax payments, which could materially affect its effective tax rate.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of March 31, 2012 and December 31, 2011, the Company had a valuation allowance of approximately $480,000 on certain of its deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets.

12. Segment Information

The Company reports financial data for two segments: television and radio. The television segment includes the operations of the Company’s 20 owned and/or operated television stations (including a 50%-owned television station) and the Company’s developing media business. The radio segment includes the operations of the Company’s three radio stations and one managed radio station. Prior to 2012, the Company also included Fisher Plaza as a reportable segment which included the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television operations, radio operations, the corporate offices and third-party tenants. In December 2011, the Company completed the sale of Fisher Plaza to Hines for $160.0 million in cash. The Company’s corporate headquarters and Seattle television, radio and developing media operations continue to be located at Fisher Plaza.

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income (loss) from continuing operations” to measure the operating performance of its segments which represents income (loss) from continuing operations before depreciation and amortization, gain on sale of real estate, net and Plaza fire reimbursements, net. Additionally, the performance metric for segment income (loss) from continuing operations excludes the allocation of corporate costs and Fisher Plaza rent expense. Prior period financial information has been restated to conform to current period presentation.

Operating results and other financial data for each segment are as follows:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Revenue
Television	$29,159	$29,101
Radio	4,733	4,859
Fisher Plaza	—	3,697

Total segment revenue	33,892	37,657
Intercompany and other	40	(105)

	$33,932	$37,552

Segment income from continuing operations
Television	$5,079	$4,655
Radio	798	172
Fisher Plaza	—	2,201

Total segment income from continuing operations	5,877	7,028
Corporate, Fisher Plaza rent and other	(5,612)	(4,870)

	$265	$2,158

Depreciation and amortization
Television	$1,487	$1,164
Radio	29	23
Fisher Plaza	—	1,203

Total segment depreciation and amortization	1,516	2,390
Corporate and other	241	268

	$1,757	$2,658

	March 31, 2012	December 31, 2011
Total assets
Television	$114,509	$122,357
Radio	12,982	13,435
Fisher Plaza	—	377

Total segment assets	127,491	136,169
Corporate and other	123,584	208,948

	$251,075	$345,117

Fisher Plaza rent expense of $1.3 million is included in the Corporate, Fisher Plaza rent and other segment income from continuing operations for the three months ended March 31, 2012.

Intercompany and other non-segment revenue relates to sales between our television and radio stations and miscellaneous amounts not attributable to the operations of television or radio segments.

No geographic areas outside the United States were significant relative to consolidated revenue, segment income from continuing operations or total assets.

A reconciliation of segment income from continuing operations to loss from continuing operations is as follows (dollars in thousands):

	Three months ended March 31,
	2012	2011
Segment income from continuing operations	$265	$2,158

Adjustments:
Gain on sale of real estate, net	373	—
Plaza fire reimbursements, net	—	78
Depreciation and amortization	(1,757)	(2,658)

Loss from continuing operations	$(1,119)	$(422)

13. Stock Repurchase Program

In December 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to an aggregate of $25 million of its outstanding shares of common. The repurchases will be made from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expires at the end of 2012, subject to periodic evaluation by the Board of Directors based on circumstances during the course of the year. The Company repurchased and retired 2,990 shares for an aggregate cost of $86,000 during the three months ended March 31, 2012, which reduced capital in excess of par by the excess cost over par value in the Company’s unaudited condensed consolidated balance sheet at March 31, 2012. There were no unsettled share repurchases at March 31, 2012.

14. Subsequent Event

In connection with the State of California examination of the Company’s 2007 and 2008 state tax returns, in April 2012 the Company received a preliminary determination seeking approximately $450,000 in unpaid taxes in connection with the Company’s treatment of the proceeds from its 2008 sale of Safeco Corporation stock and dividends received. The Company intends to oppose the State of California’s position. The final disposition of the proposed audit adjustments could require the Company to make additional tax payments, which could materially affect its effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 9, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended March 31, 2012 compared with the corresponding period in 2011.

Overview

We are an integrated media company. We own or operate 13 full power (including a 50%-owned television station) and seven low power television stations and three owned radio stations (in addition to one managed radio station). Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington.

Our operations receive revenue from the sale of local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, tower rental and commercial production activities. Our operating results are, therefore sensitive to broad economic trends that affect the broadcasting industry in general, as well as local and regional trends, particularly those affecting the Pacific Northwest economy. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring, and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during election years due to spending by political candidates and advocacy groups. This political spending typically is heaviest during the fourth quarter.

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 58% percent of our television revenue for the three months ended March 31, 2012 and are affiliated with the ABC Television Network. We have twelve television stations which are affiliated with one of the four major networks; six of our television stations are affiliated with Univision; and the remainder of our television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreement with FOX Television Network expires in June 2014. Our affiliation agreement with Univision expires in December 2014. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three months ended March 31, 2012 and 2011.

Redemption of Senior Notes. In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of our 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000. As a result of the redemption of the remaining outstanding Senior Notes, we are no longer subject to provisions contained in the indenture, including various debt covenants and other restrictions.

Sale and Leaseback of Fisher Plaza. In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza we entered into a lease (the “Lease”) with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and the Company has the right to extend the term for three successive five-year periods. Our corporate headquarters and Seattle television, radio and developing media operations continue to be located at Fisher Plaza. Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 and in future years will not include any revenue, operating expense or depreciation from Fisher Plaza, and will include rent expense, related to the Lease with Hines.

Sale of Great Falls, Montana Radio Stations. In October 2011, we completed the sale of our six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, subject to certain adjustments. In accordance with authoritative guidance, we have reported the results of operations of the Montana Stations as discontinued operations in the unaudited condensed consolidated financial statements.

Expiration of KING FM Agreement. In May 2011, our Joint Sales Agreement with the classical music station KING FM expired and was not renewed. As a result we no longer record advertising revenue and operating expenses related to KING FM subsequent to the expiration of the agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

Consolidated Results of Operations

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%-owned television station) and our developing media business. The radio segment includes the operations of our three radio stations and one managed radio station. Prior to 2012, we also included Fisher Plaza as a reportable segment which consisted of the operations of a communications center located near downtown Seattle that serves as the home of our Seattle-based television and radio operations, our corporate offices and third-party tenants. Our corporate headquarters and Seattle television, radio and developing media operations continue to be located at Fisher Plaza.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income (loss) from continuing operations” to measure the operating performance of our segments which represents income (loss) from continuing operations before depreciation and amortization, gain on sale of real estate, net, and Plaza fire reimbursements, net. Additionally, the performance metric for segment income (loss) from continuing operations excludes the allocation of corporate costs and Fisher Plaza rent expense. Prior period financial information has been restated to conform to current period presentation.

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended March 31,		Variance
	2012	2011	$	%
(in thousands)
Revenue
Television	$29,159	$29,101	$58	0%
Radio	4,733	4,859	(126)	(3%)
Fisher Plaza	—	3,697	(3,697)

Total segment revenue	33,892	37,657	(3,765)	(10%)
Intercompany and other	40	(105)	145	138%

Consolidated revenue	33,932	37,552	(3,620)	(10%)
Direct operating costs
Television	14,057	13,626	(431)	(3%)
Radio	2,360	2,523	163	6%
Fisher Plaza	—	1,383	1,383

Total segment direct operating costs	16,417	17,532	1,115	6%
Corporate and other	239	142	(97)	(68%)

Consolidated direct operating costs	16,656	17,674	1,018	6%
Selling, general and administrative expenses
Television	7,566	7,850	284	4%
Radio	1,575	2,164	589	27%
Fisher Plaza	—	113	113

Total segment selling, general and administrative expenses	9,141	10,127	986	10%
Corporate, Fisher Plaza rent and other	5,413	4,623	(790)	(17%)

Consolidated selling, general and administrative expenses	14,554	14,750	196	1%
Amortization of broadcast rights
Television	2,457	2,970	513	17%
Segment income (loss) from continuing operations
Television	5,079	4,655	424	9%
Radio	798	172	626	364%
Fisher Plaza	—	2,201	(2,201)

Total segment income from continuing operations	5,877	7,028	(1,151)	(16%)
Corporate, Fisher Plaza rent and other	(5,612)	(4,870)	(742)	(15%)

Subtotal	265	2,158	(1,893)	(88%)
Depreciation and amortization
Television	1,487	1,164	(323)	(28%)
Radio	29	23	(6)	(26%)
Fisher Plaza	—	1,203	1,203

Total segment depreciation and amortization	1,516	2,390	874	37%
Corporate and other	241	268	27	10%

Consolidated depreciation and amortization	1,757	2,658	901	34%
Gain on sale of real estate, net	(373)	—	373
Plaza fire reimbursements, net	—	(78)	(78)

Loss from continuing operations	(1,119)	(422)	(697)	(165%)
Loss on extinguishment of senior notes, net	(1,482)	(110)	(1,372)
Other income, net	30	80	(50)	(63%)
Interest expense	(266)	(2,247)	1,981	88%

Loss from continuing operations before income taxes	(2,837)	(2,699)	(138)	(5%)
Benefit for income taxes	(973)	(980)	(7)	(1%)

Loss from continuing operations, net of income taxes	(1,864)	(1,719)	(145)	(8%)
Loss from discontinued operations, net of income taxes	—	(8)	8

Net loss	$(1,864)	$(1,727)	$(137)	(8%)

Comparison of three months ended March 31, 2012 and 2011

No comparisons are discussed below for the Fisher Plaza segment for the three months ended March 31, 2012 compared to the same period in 2011, as effective with the sale of Fisher Plaza it is no longer a reportable segment and is not included in results of operations for 2012.

Revenue

The following table sets forth our main types of revenue by segment for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	% total revenue	2011	% total revenue	% change
Core advertising (local and national)	$22,214	65%	$22,751	61%	-2%
Political	519	2%	88	0%	490%
Developing media	1,282	4%	1,178	3%	9%
Retransmission	3,577	11%	3,302	9%	8%
Trade, barter and other	1,567	5%	1,782	5%	-12%

Television	29,159	86%	29,101	77%	0%
Core advertising (local and national)	4,458	13%	4,616	12%	-3%
Political	40	0%	33	0%	21%
Trade, barter and other	235	1%	210	1%	12%

Radio	4,733	14%	4,859	13%	-3%
Fisher Plaza	—	0%	3,697	10%
Intercompany and other	40	0%	(105)	0%	-138%

Total Revenue	$33,932	100%	$37,552	100%	-10%

Television. Television revenue increased $58,000 in the three months ended March 31, 2012 compared to the same period in 2011. This increase was primarily due to increases in political advertising of $431,000 and retransmission revenue of $275,000, offset by a decrease in core advertising of $537,000.

While several key advertising categories such as automotive (+4%), professional services (+2%) and retail (+11%) increased for the three months ended March 31, 2012 compared to the same period in 2011, this growth was offset by lower national advertising spending in certain other categories in Fisher’s markets, including pharmaceutical, financial services and tourism. This weakness was largely tied to slack national advertising demand in several markets.

Revenue from our ABC-affiliated stations decreased 3% in the three months ended March 31, 2012 compared to the same period in 2011, primarily due to a decrease in national advertising revenue, partially offset by increases in political advertising and retransmission revenue. Revenue from our CBS-affiliated stations increased 9% in the three months ended March 31, 2012 compared to the same period in 2011, as a result of an increase in local advertising, partially offset by a decrease in national advertising.

Radio. Radio revenue declined by 3%, in the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM.

Intercompany and other. Intercompany and other non-segment revenue relates primarily to sales between our segments and miscellaneous amounts not attributable to the operations of our segments.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote programming for the television and radio segments. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television. Direct operating costs for the television segment increased $431,000 in the three months ended March 31, 2012 compared to the same period in 2011. The increase primarily reflects an increase in compensation related costs due to increases in personal service contracts and union rates.

Radio. Direct operating costs for the radio segment decreased $163,000 in the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily due to a reduction in advertising costs for our radio stations.

Other. Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In the three months ended March 31, 2012, non-segment direct operating costs increased $97,000 compared to the same period in 2011.

Selling, general and administrative expenses

Television. Selling, general and administrative expenses in our television segment decreased $284,000 in the three months ended March 31, 2012 compared to the same periods in 2011 as a result of a reduction in bad debt expense and trade and barter advertising expense. Prior year’s expenses were reduced by vacation accrual savings related to our revised vacation policy.

Radio. The decrease of $589,000 in selling, general and administrative expenses in our radio segment in the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM.

Corporate, Fisher Plaza rent and other. Other selling, general and administrative expenses consist primarily of corporate costs, various centralized functions and Fisher Plaza rent. For the three months ended March 31, 2012, other selling, general and administrative expenses increased $790,000 compared to the same period in 2011. The increase was primarily due to Fisher Plaza rent costs of $1.3 million included in 2012. The 2011 amount also included $774,000 of costs related to the proxy contest initiated by FrontFour Capital Group in 2011, which were not present in 2012.

Amortization of broadcast rights

Television. Amortization of program rights for our television segment decreased $513,000 in the three months ended March 31, 2012 compared to the same period in 2011, primarily due to reduced obligations as a result of renegotiated contracts.

Depreciation and amortization

Television. Depreciation and amortization for our television segment increased $323,000 in the three months ended March 31, 2012 compared to the same periods in 2011 primarily due to investments in our broadcasting equipment at KOMO and KATU.

Radio. Depreciation and amortization for our radio segment slightly increased in the three months ended March 31, 2012 compared to the same period in 2011.

Other. Other depreciation and amortization decreased $27,000 in the three months ended March 31, 2012 compared to the same periods in 2011, as certain assets have become fully depreciated.

Gain on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. We recognized a gain on sale of real estate, net of $373,000 for the three months ended March 31, 2012.

Plaza fire reimbursements, net

No Plaza fire reimbursements were received in the three months ended March 31, 2012. Plaza fire reimbursements, net of $78,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three months ended March 31, 2011.

Loss on extinguishment of senior notes, net

During the three months ended March 31, 2012, we redeemed the remaining $61.8 million aggregate principal amount of Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000.

During the three months ended March 31, 2011, we redeemed or repurchased $2.6 million aggregate principal amount of Senior Notes for a total consideration of $2.7 million in cash plus accrued interest of $78,000. We recorded a loss on extinguishment of debt of $110,000, including a charge for related unamortized debt issuance costs, of approximately $35,000.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three months ended March 31, 2012, other income, net, decreased $50,000 compared to the same period in 2011. The decrease was primarily because the 2011 amount included a $77,000 insurance reimbursement received in March 2011 related to a vehicle damaged in an accident.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of the related financing fees. Interest expense in the three months ended March 31, 2012 decreased $2.0 million from the same period in 2011, due to the redemption of outstanding Senior Notes in January 2012.

Provision for income taxes

Our effective tax rate was 34.3% and 36.3% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Loss from discontinued operations, net of income taxes

In October 2011, we completed the sale of our six Montana Stations to STARadio for $1.8 million, subject to certain adjustments. In accordance with authoritative guidance we have reported the results of operations of the Montana Stations as discontinued operations in the unaudited condensed consolidated financial statements. See Note 5 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon cash and cash equivalents, short-term and long-term debt security investments and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

We expect cash flows from operations and our cash, cash equivalents, short-term and long-term investments in debt securities to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months. In the future, we may obtain a credit facility depending on market conditions and our current needs.

In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of our Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000. As a result of our redemption of the remaining outstanding Senior Notes, we are no longer subject to provisions contained in the indenture, including various debt covenants and other restrictions.

Capital Resources

Cash and cash equivalents were approximately $6.8 million as of March 31, 2012 compared to cash and cash equivalents of $143.0 million as of December 31, 2011. The decrease in cash and cash equivalents of $136.2 million was primarily due to the purchase of debt security investments of $82.7 million in the form of U.S. Treasury securities, our redemption of Senior Notes for a total consideration of $62.7 million and income tax payments, net, of $21.7 million, offset by proceeds from the sale or maturity of debt security investments of $32.6 million during the three months ended March 31, 2012.

Short-term and long-term debt security investments were approximately $83.5 million as of March 31, 2012 compared to short-term debt security investments of approximately $33.5 million as of December 31, 2011. Our debt security investments are held in U.S. Treasury securities and are carried at amortized cost.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2012 of $19.8 million consists of our net loss of $1.9 million, adjusted for non-cash charges of $4.5 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $19.7 million decrease in working capital, which includes income tax payments, net, of $21.7 million, and $2.7 million of payments for broadcast rights.

Net cash provided by operating activities for the three months ended March 31, 2011 of $1.1 million consists of our net loss of $1.7 million plus our net non-cash charges of $5.9 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and stock-based compensation, and a $151,000 increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $3.2 million of payments for broadcast rights.

Net cash used in investing activities

During the three months ended March 31, 2012, net cash used in investing activities of $54.0 million consisted primarily of purchases of debt security investments of $82.7 million in the form of U.S. Treasury securities and purchases of property, plant and equipment of $4.4 million, partially offset by $32.6 million in proceeds received from the sale or maturity of debt security investments in the form of U.S. Treasury securities.

During the three months ended March 31, 2011, net cash used in investing activities of $747,000 consisted primarily of purchases of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2012 was $62.4 million primarily due to the redemption of $61.8 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $437,000.

Net cash used in financing activities for the three months ended March 31, 2011 was $3.0 million primarily due to the redemption or repurchase of $2.6 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $349,000.

Recent Accounting Pronouncements

Refer to Note 1 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding activities.

As March 31, 2012 we had no outstanding fixed interest rate debt. At December 31, 2011, all of our debt was at a fixed interest rate and totaled $61.8 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed interest rate debt at December 31, 2011 was approximately $62.9 million, which was approximately $1.1 million more than its carrying value. Market risk is estimated as the potential change in fair market value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2011, amounted to $1.3 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

There have not been any material changes to the risk factors set forth in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1 - January 31, 2012	—	$—	—	$25,000,000
February 1 - February 29, 2012	—	—	—	25,000,000
March 1 - March 31, 2012	2,990	28.76	2,990	24,914,016

Total	2,990	$28.76	2,990	$24,914,016

(1)	In December 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock through the end of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Agreement between the Company and FrontFour Capital Group, LLC (and affiliates), dated March 14, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2012 (File No.: 000-22439)).

10.2+	Summary of Non-Employee Director Cash Compensation Fees (filed herewith)

10.3+	Summary of Non-Employee Director Equity Compensation Program (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: May 7, 2012	/s/ Hassan N. Natha
Hassan N. Natha Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Agreement between the Company and FrontFour Capital Group, LLC (and affiliates), dated March 14, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2012 (File No.: 000-22439)).

10.2+	Summary of Non-Employee Director Cash Compensation Fees (filed herewith)

10.3+	Summary of Non-Employee Director Equity Compensation Program (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.