Form 10-Q
period 2012-06-30
FISHER COMMUNICATIONS INC
filed 2012-08-07
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock, $1.25 par value, outstanding as of August 2, 2012: 8,875,011

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements are presented for Fisher Communications, Inc., and its subsidiaries.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per-share amounts)	2012	2011	2012	2011
Revenue	$42,270	$40,350	$76,202	$77,902

Operating expenses
Direct operating costs	15,932	17,217	32,588	34,891
Selling, general and administrative expenses	15,081	13,417	29,635	28,167
Amortization of broadcast rights	2,436	2,905	4,893	5,875
Depreciation and amortization	1,748	2,672	3,505	5,330
Loss (gain) on sale of real estate, net	209	(4,089)	(164)	(4,089)
Plaza fire reimbursements, net	—	(105)	—	(183)

Total operating expenses	35,406	32,017	70,457	69,991

Income from continuing operations	6,864	8,333	5,745	7,911
Loss on extinguishment of senior notes, net	—	(948)	(1,482)	(1,058)
Other income, net	64	100	94	180
Interest expense	(10)	(1,878)	(276)	(4,125)

Income from continuing operations before income taxes	6,918	5,607	4,081	2,908
Provision for income taxes	2,636	2,065	1,663	1,085

Income from continuing operations, net of income taxes	4,282	3,542	2,418	1,823
Income from discontinued operations, net of income taxes	—	74	—	66

Net income	$4,282	$3,616	$2,418	$1,889

Net income per share:
From continuing operations	$0.48	$0.40	$0.27	$0.21
From discontinued operations	—	0.01	—	0.01

Net income per share	$0.48	$0.41	$0.27	$0.21

Net income per share assuming dilution:
From continuing operations	$0.48	$0.40	$0.27	$0.21
From discontinued operations	—	0.01	—	0.01

Net income per share	$0.48	$0.41	$0.27	$0.21

Weighted average shares outstanding	8,874	8,834	8,860	8,822

Weighted average shares outstanding assuming dilution	8,928	8,895	8,936	8,892

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Net income	$4,282	$3,616	$2,418	$1,889

Other comprehensive income (loss):
Accumulated income	36	14	72	29
Effect of income taxes	(13)	(5)	(26)	(10)
Prior service cost	15	15	30	30
Effect of income taxes	(6)	(5)	(11)	(10)

Other comprehensive income	32	19	65	39

Comprehensive income	$4,314	$3,635	$2,483	$1,928

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per-share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$8,415	$143,017
Short-term debt security investments	55,092	33,481
Receivables, net	31,482	32,402
Income taxes receivable	—	117
Deferred income taxes, net	1,825	1,825
Prepaid expenses and other	2,102	3,062
Broadcast rights	2,020	6,789

Total current assets	100,936	220,693
Restricted cash	3,603	3,594
Long-term debt security investments	28,400	—
Cash surrender value of life insurance and annuity contracts	17,676	17,278
Goodwill, net	13,293	13,293
Intangible assets, net	40,190	40,307
Other assets	5,722	5,006
Deferred income taxes, net	3,329	3,367
Assets held for sale	—	658
Property, plant and equipment, net	39,492	40,921

Total Assets	$252,641	$345,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$61,834
Accounts payable	1,845	3,754
Accrued payroll and related benefits	3,222	4,660
Interest payable	—	1,556
Broadcast rights payable	1,648	6,541
Income taxes payable	1,276	21,468
Current portion of accrued retirement benefits	1,302	1,302
Other current liabilities	5,982	8,708

Total current liabilities	15,275	109,823
Deferred income	8,943	10,036
Accrued retirement benefits	20,450	20,525
Other liabilities	3,112	2,688

Total liabilities	47,780	143,072

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,874,834 and 8,832,177 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11,094	11,040
Capital in excess of par	14,958	14,679
Accumulated other comprehensive loss, net of income taxes:
Accumulated loss	(3,242)	(3,288)
Prior service cost	(43)	(62)
Retained earnings	182,094	179,676

Total Stockholders' Equity	204,861	202,045

Total Liabilities and Stockholders’ Equity	$252,641	$345,117

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Operating activities
Net income	$2,418	$1,889
Adjustments to reconcile net income to net cash provided by (used in)operating activities
Depreciation and amortization	3,505	5,330
Deferred income taxes, net	37	21
Loss on extinguishment of senior notes, net	594	318
Loss in operations of equity investees	74	84
Loss on disposal of property, plant and equipment, net	20	52
Gain on sale of radio station, net	—	(48)
Gain on sale of real estate, net	(164)	(4,089)
Amortization of deferred financing fees	19	170
Amortization of deferred gain on sale of Fisher Plaza	(379)	—
Amortization of debt security investment premium	85	—
Amortization of non-cash contract termination fee	(731)	(731)
Amortization of broadcast rights	4,893	5,875
Payments for broadcast rights	(5,027)	(6,057)
Stock-based compensation	826	733
Change in operating assets and liabilities, net
Receivables	920	1,358
Prepaid expenses and other	961	408
Cash surrender value of life insurance and annuity contracts	(398)	2,019
Other assets	96	136
Accounts payable, accrued payroll and related benefits and other current liabilities	(2,423)	(2,595)
Interest payable	(1,556)	(651)
Income taxes receivable and payable	(20,075)	1,662
Accrued retirement benefits	(11)	31
Other liabilities	546	(428)

Net cash provided by (used in) operating activities	(15,770)	5,487

Investing activities
Investment in equity investee	(32)	(77)
Purchase of debt security investments	(82,733)	—
Purchase of investment in a radio station	(750)	—
Purchase of option to acquire a radio station	(615)	—
Proceeds from sale of debt security invesments	7,628	—
Proceeds from maturity of debt security invesments	25,000	—
Purchase of radio stations	—	(113)
Purchase of property, plant and equipment	(5,731)	(3,009)
Proceeds from sale of radio station	—	48
Proceeds from sale of real estate	825	4,164

Net cash provided by (used in) investing activities	(56,408)	1,013

Financing activities
Repurchase of senior notes	(61,834)	(25,860)
Repurchase of common stock	(86)	—
Shares settled upon vesting of stock rights	(433)	(273)
Payments on capital lease obligations	(96)	(89)
Proceeds from exercise of stock options	25	75

Net cash used in financing activities	(62,424)	(26,147)

Net decrease in cash and cash equivalents	(134,602)	(19,647)
Cash and cash equivalents, beginning of period	143,017	52,945

Cash and cash equivalents, end of period	$8,415	$33,298

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Certain reclassifications have been made to the unaudited condensed consolidated financial statements in the prior year to conform to the current year presentation.

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2011 Form 10-K. Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s 2011 Form 10-K, that are of significance, or potential significance, to the Company.

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

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities. As of June 30, 2012 and December 31, 2011, the reported fair value of marketable securities, using Level 1 inputs, was $1.0 million. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets.

As of June 30, 2012, the Company did not have any outstanding fixed interest rate debt. As of December 31, 2011, all of the Company’s debt was at a fixed interest rate and totaled $61.8 million. The fair market value of fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s debt, using Level 2 inputs, at December 31, 2011 was $62.9 million. The fair value of debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

Restricted cash consists of $3.6 million at June 30, 2012 and December 31, 2011, for which the fair value is measured using Level 1 inputs. Cash equivalents consist of $7.9 million and $145.4 million at June 30, 2012 and December 31, 2011, respectively, for which the fair value is measured using Level 1 inputs. The carrying amount of restricted cash and cash equivalents approximates fair value.

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

The following table summarizes amortized cost, gross unrealized gains, gross unrealized losses and the fair value of debt security investments (in thousands):

	June 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,492	$—	$(45)	$83,447	$33,481	$—	$(2)	$33,479

The following table presents the amortized cost and the fair value of debt security investments, by contractual maturity (in thousands):

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$55,092	$55,070
Due after one year through five years	28,400	28,377

Total securities held to maturity	$83,492	$83,447

The fair value for debt security investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Debt security investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the carrying value. No impairments on the debt security investments have been recorded as of June 30, 2012 and December 31, 2011.

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(1,085)	2,475	3,560	(968)	2,592

Total intangible assets	$41,275	$(1,085)	$40,190	$41,275	$(968)	$40,307

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2012 was $59,000 and $117,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2011 was $59,000 and $118,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2012 and each of the next five years and thereafter (in thousands):

Years ending December 31,
2012	$119
2013	236
2014	236
2015	236
2016	236
2017	236
Thereafter	1,176

$2,475

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

6. Extinguishment of Senior Notes

In January 2012, the Company redeemed the remaining $61.8 million aggregate principal amount of its 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. The Company recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs of approximately $594,000. As a result of the redemption of the remaining outstanding Senior Notes, the Company is no longer subject to provisions contained in the Senior Notes indenture, including various debt covenants and other restrictions, and the Company no longer is required to report financial information for its subsidiary guarantors of the Senior Notes.

During the three months ended June 30, 2011, the Company redeemed or repurchased $23.3 million aggregate principal amount of Senior Notes for a total consideration of $23.9 million in cash plus accrued interest of $231,000. The Company recorded a loss on extinguishment of debt of $948,000, including a charge for related unamortized debt issuance costs of approximately $283,000.

During the six months ended June 30, 2011, the Company redeemed or repurchased $25.9 million aggregate principal amount of Senior Notes for a total consideration of $26.6 million in cash plus accrued interest of $309,000. The Company recorded a loss on extinguishment of debt of $1.1 million, including a charge for related unamortized debt issuance costs of approximately $318,000.

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

As of June 30, 2012, the Company had commitments under various agreements of $28.1 million for future rights to broadcast television programs, rights to sell available advertising time on a third party radio station and commitments under certain network affiliate agreements.

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

8. Local Marketing Agreement

In June 2012, the Company amended its Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts the Company’s KOMO NewsRadio AM programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until January 2017. This amended LMA and related option agreement supersedes and terminates a previous LMA and option agreement between the Company and South Sound. Under the terms of the previous option agreement, the Company was obligated to pay South Sound up to approximately $1.4 million if the Company did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead the Company paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement. The consideration for the new option agreement is non-refundable, but will be applied to the purchase price if the Company chooses to exercise the option. The consideration for the option agreement and the investment in South Sound are presented within other assets on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012. Due to the term of the LMA and the uncertainties associated with the exercise of the option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest cost	$234	$250	$468	$500
Amortization of loss	45	22	90	44

Net periodic pension cost	$279	$272	$558	$544

The discount rate used to determine net periodic pension cost was 4.48% for both the three and six months periods ended June 30, 2012. The discount rate used to determine net periodic pension cost was 5.22% for both the three and six month periods ended June 30, 2011.

10. Net income per share

Net income per share is based upon the net income divided by weighted average number of shares outstanding during the period. Net income per share assuming dilution is based upon the net income divided by weighted average number of shares and share equivalents outstanding, including the potentially dilutive impact of stock options and restricted stock rights/units issued under the Company’s incentive plans. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net income per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income from continuing operations, net of income taxes	$4,282	$3,542	$2,418	$1,823
Income from discontinued operations, net of income taxes	—	74	—	66

Net income	$4,282	$3,616	$2,418	$1,889

Weighted average shares outstanding	8,874	8,834	8,860	8,822
Weighted effect of dilutive options and rights	54	61	76	70

Weighted average shares outstanding assuming dilution	8,928	8,895	8,936	8,892

Net income per share:
From continuing operations	$0.48	$0.40	$0.27	$0.21
From discontinued operations	—	0.01	—	0.01

Net income per share	$0.48	$0.41	$0.27	$0.21

Net income per share assuming dilution:
From continuing operations	$0.48	$0.40	$0.27	$0.21
From discontinued operations	—	0.01	—	0.01

Net income per share	$0.48	$0.41	$0.27	$0.21

For the three months ended June 30, 2012, the effect of zero restricted stock rights/units and options to purchase 263,740 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the six months ended June 30, 2012, the effect of zero restricted stock rights/units and options to purchase 257,257 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

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

11. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2012 was $374,000 and $826,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2011 was $433,000 and $733,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

12. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 40.8% and 37.3% for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized $410,000 would impact the effective tax rate.

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of period	$632	$—
Increase of unrecognized tax benefits related to prior years	—	632

Balance at end of period	$632	$632

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

The State of California conducted an examination of the Company’s 2007 and 2008 state tax returns and in April 2012, the Company received a preliminary determination seeking approximately $450,000 in unpaid taxes in connection with the Company’s treatment of the proceeds from its 2008 sale of Safeco Corporation stock and dividends received. The Company intends to oppose the State of California’s position. The final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

The State of Oregon conducted an examination of the Company’s 2007 and 2008 state tax returns and in November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. The Company intends to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of June 30, 2012 and December 31, 2011, the Company had a valuation allowance of approximately $480,000 on certain of its deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets.

13. Segment Information

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

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income from continuing operations” to measure the operating performance of its segments which represents income from continuing operations before depreciation and amortization, loss (gain) on sale of real estate, net and Plaza fire reimbursements, net. Additionally, the performance metric for segment income from continuing operations excludes the allocation of corporate costs and Fisher Plaza rent expense. Prior period financial information has been restated to conform to current period presentation.

Operating results and other financial data for each segment are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Revenue
Television	$36,778	$30,934	$65,937	$60,035
Radio	5,566	5,673	10,299	10,532
Fisher Plaza	—	3,811	—	7,508

Total segment revenue	42,344	40,418	76,236	78,075
Intercompany and other	(74)	(68)	(34)	(173)

	$42,270	$40,350	$76,202	$77,902

Segment income from continuing operations
Television	$12,373	$6,775	$17,452	$11,430
Radio	1,835	1,710	2,633	1,882
Fisher Plaza	—	2,451	—	4,652

Total segment income from continuing operations	14,208	10,936	20,085	17,964
Corporate, Fisher Plaza rent and other	(5,387)	(4,125)	(10,999)	(8,995)

	$8,821	$6,811	$9,086	$8,969

Depreciation and amortization
Television	$1,490	$1,162	$2,977	$2,326
Radio	30	24	59	47
Fisher Plaza	—	1,205	—	2,408

Total segment depreciation and amortization	1,520	2,391	3,036	4,781
Corporate and other	228	281	469	549

	$1,748	$2,672	$3,505	$5,330

	June 30,	December 31,
	2012	2011
Total assets
Television	$115,302	$122,357
Radio	14,898	13,435
Fisher Plaza	—	377

Total segment assets	130,200	136,169
Corporate and other	122,441	208,948

	$252,641	$345,117

Fisher Plaza rent expense of $1.3 million and $2.5 million is included in the Corporate, Fisher Plaza rent and other segment income from continuing operations for the three and six months ended June 30, 2012, respectively.

Intercompany and other non-segment revenue relates to sales between our television and radio stations and miscellaneous amounts not attributable to the operations of television or radio segments.

No geographic areas outside the United States were significant relative to consolidated revenue, segment income from continuing operations or total assets.

A reconciliation of segment income from continuing operations to income from continuing operations is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment income from continuing operations	$8,821	$6,811	$9,086	$8,969

Adjustments:
(Loss) gain on sale of real estate, net	(209)	4,089	164	4,089
Plaza fire reimbursements, net	—	105	—	183
Depreciation and amortization	(1,748)	(2,672)	(3,505)	(5,330)

Income from continuing operations	$6,864	$8,333	$5,745	$7,911

14. Stock Repurchase Program

In December 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of its outstanding shares of common. The repurchases will be made from time-to-time, at the Company's discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expires at the end of 2012, subject to periodic evaluation by the Board of Directors based on circumstances during the course of the year. No shares were repurchased during the three months ended June 30, 2012. The Company repurchased and retired 2,990 shares for an aggregate cost of $86,000 during the six months ended June 30, 2012, which reduced capital in excess of par by the excess cost over par value in the Company’s unaudited condensed consolidated balance sheet at June 30, 2012. There were no unsettled share repurchases at June 30, 2012.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended June 30, 2012 compared with the corresponding periods in 2011.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television revenue for the six months ended June 30, 2012 and are affiliated with the ABC Television Network. We have thirteen television stations which are affiliated with one of the four major networks. Six of our television stations are affiliated with Univision. Our remaining television stations are independent or subscribe to various programming services. We have affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreements with FOX Television Network expire in June 2014 and June 2015. Our affiliation agreement with Univision expires in December 2014. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our financial statements for the three and six months ended June 30, 2012 and 2011.

Local Marketing Agreement. In June 2012, we amended our Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts our KOMO News Radio AM programming to FM listeners in the Seattle – Tacoma radio market. This LMA and related option agreement supersedes and terminates a previous LMA and option agreement between us and South Sound. Under the terms of the previous option agreement, we were obligated to pay South Sound up to approximately $1.4 million if we did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead we paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, whereby we have the right to acquire the station until January 2017. The consideration for the new option agreement is non-refundable, but will be applied as to the purchase price if we choose to exercise the option. The consideration for the option agreement and the investment in South Sound are presented as other assets on our unaudited condensed consolidated balance sheet as of June 30, 2012. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

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

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income from continuing operations” to measure the operating performance of our segments which represents income from continuing operations before depreciation and amortization, loss (gain) on sale of real estate, net, and Plaza fire reimbursements, net. Additionally, the performance metric for segment income from continuing operations excludes the allocation of corporate costs and Fisher Plaza rent expense. Prior period financial information has been restated to conform to current period presentation.

The following table sets forth our results of operations for the three and six months ended June 30, 2012 and 2011, including the dollar and percentage variances between these periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
(in thousands)	2012	2011	$	%	2012	2011	$	%
Revenue
Television	$36,778	$30,934	$5,844	19%	$65,937	$60,035	$5,902	10%
Radio	5,566	5,673	(107)	(2%)	10,299	10,532	(233)	(2%)
Fisher Plaza	—	3,811	(3,811)	(100%)	—	7,508	(7,508)	(100%)

Total segment revenue	42,344	40,418	1,926	5%	76,236	78,075	(1,839)	(2%)
Intercompany and other	(74)	(68)	(6)	(9%)	(34)	(173)	139	80%

Consolidated revenue	42,270	40,350	1,920	5%	76,202	77,902	(1,700)	(2%)
Direct operating costs
Television	13,574	13,554	(20)	(0%)	27,631	27,180	(451)	(2%)
Radio	2,161	2,291	130	6%	4,521	4,814	293	6%
Fisher Plaza	—	1,241	1,241	100%	—	2,624	2,624	100%

Total segment direct operating costs	15,735	17,086	1,351	8%	32,152	34,618	2,466	7%
Corporate and other	197	131	(66)	(50%)	436	273	(163)	(60%)

Consolidated direct operating costs	15,932	17,217	1,285	7%	32,588	34,891	2,303	7%
Selling, general and administrative expenses
Television	8,395	7,700	(695)	(9%)	15,961	15,550	(411)	(3%)
Radio	1,570	1,672	102	6%	3,145	3,836	691	18%
Fisher Plaza	—	119	119	100%	—	232	232	100%

Total segment selling, general and admininstrative expenses	9,965	9,491	(474)	(5%)	19,106	19,618	512	3%
Corporate, Fisher Plaza rent and other	5,116	3,926	(1,190)	(30%)	10,529	8,549	(1,980)	(23%)

Consolidated selling, general and administrative expenses	15,081	13,417	(1,664)	(12%)	29,635	28,167	(1,468)	(5%)
Amortization of broadcast rights
Television	2,436	2,905	469	16%	4,893	5,875	982	17%
Segment income from continuing operations
Television	12,373	6,775	5,598	83%	17,452	11,430	6,022	53%
Radio	1,835	1,710	125	7%	2,633	1,882	751	40%
Fisher Plaza	—	2,451	(2,451)	(100%)	—	4,652	(4,652)	(100%)

Total segment income from continuing operations	14,208	10,936	3,272	30%	20,085	17,964	2,121	12%
Corporate, Fisher Plaza rent and other	(5,387)	(4,125)	(1,262)	(31%)	(10,999)	(8,995)	(2,004)	(22%)

Subtotal	8,821	6,811	2,010	30%	9,086	8,969	117	1%
Depreciation and amortization
Television	1,490	1,162	(328)	(28%)	2,977	2,326	(651)	(28%)
Radio	30	24	(6)	(25%)	59	47	(12)	(26%)
Fisher Plaza	—	1,205	1,205	100%	—	2,408	2,408	100%

Total segment depreciation and amortization	1,520	2,391	871	36%	3,036	4,781	1,745	36%
Corporate and other	228	281	53	19%	469	549	80	15%

Consolidated depreciation and amortization	1,748	2,672	924	35%	3,505	5,330	1,825	34%
Loss (gain) on sale of real estate, net	209	(4,089)	(4,298)	(105%)	(164)	(4,089)	(3,925)	(96%)
Plaza fire reimbursements, net	—	(105)	(105)	(100%)	—	(183)	(183)	(100%)

Income from continuing operations	6,864	8,333	(1,469)	(18%)	5,745	7,911	(2,166)	(27%)
Loss on extinguishment of senior notes, net	—	(948)	948	100%	(1,482)	(1,058)	(424)	(40%)
Other income, net	64	100	(36)	(36%)	94	180	(86)	(48%)
Interest expense	(10)	(1,878)	1,868	99%	(276)	(4,125)	3,849	93%

Income from continuing operations before income taxes	6,918	5,607	1,311	23%	4,081	2,908	1,173	40%
Provision for income taxes	2,636	2,065	(571)	(28%)	1,663	1,085	(578)	(53%)

Income from continuing operations, net of income taxes	4,282	3,542	740	21%	2,418	1,823	595	33%
Income from discontinued operations, net of income taxes	—	74	(74)	(100%)	—	66	(66)	(100%)

Net income	$4,282	$3,616	$666	18%	$2,418	$1,889	$529	28%

Comparison of three and six months ended June 30, 2012 and 2011

No comparisons for the three and six months ended June 30, 2012 compared to the same periods in 2011 are included for the Fisher Plaza segment in the discussion below because, effective on the sale of Fisher Plaza, it is no longer a reportable segment and is not included in results of operations for 2012.

Revenue

The following table sets forth our main types of revenue by segment for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2012	% change	% total revenue	2011	% total revenue	2012	% change	% total revenue	2011	% total revenue
Core advertising (local and national)	$25,943	8%	61%	$24,052	60%	$48,157	3%	63%	$46,803	60%
Political	943	255%	2%	266	1%	1,462	313%	2%	354	0%
Developing Media	1,298	-5%	3%	1,372	3%	2,580	1%	3%	2,550	3%
Retransmission	6,269	89%	15%	3,315	8%	9,846	49%	13%	6,617	8%
Trade, barter and other	2,325	21%	6%	1,929	5%	3,892	5%	5%	3,711	5%

Television	36,778	19%	87%	30,934	77%	65,937	10%	87%	60,035	77%
Core advertising (local and national)	5,284	0%	13%	5,276	13%	9,742	-2%	13%	9,892	13%
Political	18	-81%	0%	94	0%	58	-54%	0%	127	0%
Trade, barter and other	264	-13%	1%	303	1%	499	-3%	1%	513	1%

Radio	5,566	-2%	13%	5,673	14%	10,299	-2%	14%	10,532	14%
Fisher Plaza	—	-100%	0%	3,811	9%	—	-100%	0%	7,508	10%
Intercompany and other	(74)	9%	0%	(68)	0%	(34)	-80%	0%	(173)	0%

Total Revenue	$42,270	5%	100%	$40,350	100%	$76,202	-2%	100%	$77,902	100%

Television. Television revenue increased $5.8 million and $5.9 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This increase was primarily due to an increase in retransmission revenue, core advertising and political advertising.

The increase of $3.0 million in retransmission revenue for the three months ended June 30, 2012 compared to the same period in 2011 was primarily a result of finalizing the renewal of substantially all of our retransmission consent contracts for the 2012-2014 cycle in the second quarter of 2012. The periods covered by these agreements began during the first quarter of 2012. Accordingly, $0.7 million of the retransmission revenue recorded in the second quarter of 2012 was attributable to those contracts for the first quarter of 2012. If the $0.7 million of retransmission revenue had been recorded in the first quarter of 2012, second quarter 2012 retransmission revenue would have increased $2.3 million, or 68% compared to the second quarter of 2011.

Automotive-related advertising, one of our largest advertising categories, increased 20% for the three months ended June 30, 2012, compared to the same period in 2011. Professional-services and retail related advertising increased 14% and 10%, respectively, compared to the same period in 2011.

Automotive-related advertising increased 12% for the six months ended June 30, 2012, compared to the same period in 2011. Professional-services and retail related advertising increased 8% and 10%, respectively, compared to the same period in 2011.

Revenue from our ABC-affiliated stations increased 21% and 9% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to increases in retransmission revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. Revenue from our CBS-affiliated stations increased 20% and 15% in the three and months ended June 30, 2012, respectively, compared to the same periods in 2011, as a result of increases in retransmission revenue and local and national advertising.

Radio. Radio revenue declined by 2% in both the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, which expired in second quarter 2011.

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

Television. Direct operating costs for the television segment increased $20,000 and $451,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.The increase in the six months ended June 30, 2012 compared to the same period in 2011 primarily reflects an increase in costs related to the continued development and expansion of our developing media business and an increase in compensation related costs.

Radio. Direct operating costs for the radio segment decreased $130,000 and $293,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in the three months ended June 30, 2011, compared to the same period in 2011 was primarily due to a decrease in the cost of music rights as the result of an industry-wide legal settlement. The decrease in the six months ended June 30, 2011, compared to the same period in 2011 was primarily due to a reduction in advertising costs for our radio stations and a decrease in the cost of music rights as the result of an industry-wide legal settlement.

Other. Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In the three and six months ended June 30, 2012, non-segment direct operating costs increased $66,000 and $163,000 compared to the same periods in 2011, respectively.

Selling, general and administrative expenses

Television. Selling, general and administrative expenses in our television segment increased $695,000 and $411,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Prior year’s expenses were reduced by vacation accrual savings related to our revised vacation policy. Additionally, in 2012, advertising and audience survey costs increased compared to the same periods in 2011.

Radio. The decrease of $102,000 and $691,000 in selling, general and administrative expenses in our radio segment in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 was primarily due to cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, which expired in second quarter 2011.

Corporate, Fisher Plaza rent and other. Other selling, general and administrative expenses consist primarily of corporate costs, various centralized functions and Fisher Plaza rent. For the three and six months ended June 30, 2012, other selling, general and administrative expenses increased $1.2 million and $2.0 million compared to the same periods in 2011, respectively. The increase was primarily due to Fisher Plaza rent costs included in 2012. The 2011 amounts also included costs related to the proxy contest initiated by FrontFour Capital Group in 2011 and savings related to our revised vacation policy.

Amortization of broadcast rights

Television. Amortization of program rights for our television segment decreased $469,000 and $982,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to reduced obligations as a result of renegotiated contracts.

Depreciation and amortization

Television. Depreciation and amortization for our television segment increased $328,000 and $651,000 in the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively, primarily due to investments in our broadcasting equipment at KOMO and KATU.

Radio. Depreciation and amortization for our radio segment increased $6,000 and $12,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Other. Other depreciation and amortization decreased $53,000 and $80,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as certain assets have become fully depreciated.

Loss (gain) on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. In June 2012, we completed the sale of a real estate parcel not essential to current operations and received $253,000 in net proceeds. We recognized a loss on sale of real estate, net of $209,000 and a gain on sale of real estate, net of $164,000 for the three and six months ended June 30, 2012, respectively.

In June 2011, we completed the sale of two real estate parcels not essential to current operations and received $4.2 million in net proceeds. We recognized a gain on the sale of real estate, net of $4.1 million for the three and six months ended June 30, 2011.

Plaza fire reimbursements, net

No Plaza fire reimbursements were received in the three and six months ended June 30, 2012. Plaza fire reimbursements, net of $105,000 and $183,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three and six months ended June 30, 2011, respectively.

Loss on extinguishment of senior notes, net

In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000.

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

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three and six months ended June 30, 2012, other income, net, decreased $36,000 and $86,000, respectively, compared to the same periods in 2011. The decrease in the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a miscellaneous insurance reimbursement received in 2011.

Interest expense

Interest expense in the three and six months ended June 30, 2012 decreased $1.9 million and $3.8 million, respectively, from the same periods in 2011, due to the redemption of outstanding Senior Notes in January 2012.

Provision for income taxes

Our effective tax rate was 40.8% and 37.3% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for state income taxes, changes in certain tax account balances and estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Income from discontinued operations, net of income taxes

In October 2011, we completed the sale of our six Montana Stations (the “Montana Stations”) to STARadio for $1.8 million, subject to certain adjustments. In accordance with authoritative guidance we have reported the results of operations of the Montana Stations as discontinued operations in the unaudited condensed consolidated financial statements. See Note 5 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

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

In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of our Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000. As a result of our redemption of the remaining outstanding Senior Notes, we are no longer subject to provisions contained in the Senior Notes indenture, including various debt covenants and other restrictions.

Capital Resources

Cash and cash equivalents were approximately $8.4 million as of June 30, 2012 compared to cash and cash equivalents of $143.0 million as of December 31, 2011. The decrease in cash and cash equivalents of $134.6 million was primarily due to the purchase of debt security investments of $82.7 million in the form of U.S. Treasury securities, our redemption of Senior Notes for a total consideration of $62.7 million and income tax payments, net, of $21.7 million, offset by proceeds from the sale or maturity of debt security investments of $32.6 million during the six months ended June 30, 2012.

Short-term and long-term debt security investments were approximately $83.5 million as of June 30, 2012 compared to short-term debt security investments of approximately $33.5 million as of December 31, 2011. Our debt security investments are held in U.S. Treasury securities and are carried at amortized cost.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2012 of $15.8 million consists of our net income of $2.4 million, adjusted for non-cash charges of $8.8 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $22.0 million decrease in working capital, which includes income tax payments, net, of $21.7 million, and $5.0 million of payments for broadcast rights.

Net cash provided by operating activities for the six months ended June 30, 2011 of $5.5 million consists of our net income of $1.9 million adjusted for our non-cash charges of $7.8 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights gain on sale of real estate and stock-based compensation, and a $1.9 million increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $6.1 million of payments for broadcast rights.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2012, net cash used in investing activities of $56.4 million consisted primarily of purchases of debt security investments of $82.7 million in the form of U.S. Treasury securities, purchases of property, plant and equipment of $5.7 million, an investment in a radio station of $750,000 and a purchase of an option to acquire a radio station of $615,000 pursuant to the new South Sound LMA (see Note 8), partially offset by $32.6 million in proceeds received from the sale or maturity of debt security investments in the form of U.S. Treasury securities.

During the six months ended June 30, 2011, cash flows provided by investing activities of $1.0 million consisted primarily of proceeds received from the sale of real estate of $4.2 million, partially offset by $3.0 million in purchases of property, plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2012 was $62.4 million primarily due to the redemption of $61.8 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $433,000.

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

As June 30, 2012 we had no outstanding fixed interest rate debt. At December 31, 2011, all of our debt was at a fixed interest rate and totaled $61.8 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed interest rate debt at December 31, 2011 was approximately $62.9 million, which was approximately $1.1 million more than its carrying value. Market risk is estimated as the potential change in fair market value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2011, amounted to $1.3 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: August 7, 2012	/s/ Hassan N. Natha

Hassan N. Natha Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.