Form 10-Q
period 2012-09-30
FISHER COMMUNICATIONS INC
filed 2012-11-07
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, $1.25 par value, outstanding as of October 31, 2012: 8,876,258

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements are presented for Fisher Communications, Inc., and its subsidiaries.

1.	Condensed Consolidated Statements of Operations (unaudited): Three and nine months ended September 30, 2012 and 2011	3

2.	Condensed Consolidated Statements of Comprehensive Income (unaudited): Three and nine months ended September 30, 2012 and 2011	4

3.	Condensed Consolidated Balance Sheets (unaudited): September 30, 2012 and December 31, 2011	5

4.	Condensed Consolidated Statements of Cash Flows (unaudited): Nine months ended September 30, 2012 and 2011	6

5.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per-share amounts)	2012	2011	2012	2011
Revenue	$39,895	$39,700	$116,097	$117,602

Operating expenses
Direct operating costs	16,386	17,704	48,974	52,595
Selling, general and administrative expenses	15,939	12,642	45,574	40,809
Amortization of broadcast rights	2,479	2,449	7,372	8,324
Depreciation and amortization	1,736	2,697	5,241	8,027
Gain on sale of real estate, net	—	—	(164)	(4,089)
Plaza fire reimbursements, net	—	(40)	—	(223)

Total operating expenses	36,540	35,452	106,997	105,443

Income from continuing operations	3,355	4,248	9,100	12,159
Loss on extinguishment of senior notes, net	—	(298)	(1,482)	(1,356)
Other income, net	49	34	143	214
Interest expense	(16)	(1,572)	(292)	(5,697)

Income from continuing operations before income taxes	3,388	2,412	7,469	5,320
Provision for income taxes	1,188	893	2,851	1,978

Income from continuing operations, net of income taxes	2,200	1,519	4,618	3,342
Loss from discontinued operations, net of income taxes	—	(75)	—	(9)

Net income	$2,200	$1,444	$4,618	$3,333

Net income (loss) per share:
From continuing operations	$0.25	$0.17	$0.52	$0.38
From discontinued operations	—	(0.01)	—	—

Net income per share	$0.25	$0.16	$0.52	$0.38

Net income (loss) per share assuming dilution:
From continuing operations	$0.25	$0.17	$0.52	$0.38
From discontinued operations	—	(0.01)	—	(0.01)

Net income per share	$0.25	$0.16	$0.52	$0.37

Weighted average shares outstanding	8,878	8,836	8,866	8,827

Weighted average shares outstanding assuming dilution	8,958	8,900	8,949	8,898

Dividends declared per share	$10.00	$—	$10.00	$—

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$2,200	$1,444	$4,618	$3,333

Other comprehensive income (loss):

Accumulated income	36	15	108	44
Effect of income taxes	(14)	(5)	(40)	(15)
Prior service cost	15	15	45	45
Effect of income taxes	(5)	(6)	(16)	(16)

Unrealized gains on security investments	21	—	21	—
Effect of income taxes	(8)	—	(8)	—

Other comprehensive income	45	19	110	58

Comprehensive income	$2,245	$1,463	$4,728	$3,391

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per-share amounts)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$31,316	$143,017
Short-term debt security investments	72,532	33,481
Receivables, net	28,240	32,402
Income taxes receivable	—	117
Deferred income taxes, net	1,825	1,825
Prepaid expenses and other	1,972	3,062
Broadcast rights	9,219	6,789

Total current assets	145,104	220,693
Restricted cash	3,623	3,594
Cash surrender value of life insurance and annuity contracts	17,884	17,278
Goodwill, net	13,293	13,293
Intangible assets, net	40,131	40,307
Other assets	5,219	5,006
Deferred income taxes, net	3,303	3,367
Assets held for sale	—	658
Property, plant and equipment, net	39,344	40,921

Total Assets	$267,901	$345,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$61,834
Accounts payable	2,009	3,754
Accrued payroll and related benefits	4,558	4,660
Interest payable	—	1,556
Broadcast rights payable	8,936	6,541
Income taxes payable	2,464	21,468
Current portion of accrued retirement benefits	1,302	1,302
Dividends payable	88,795	—
Other current liabilities	9,415	8,708

Total current liabilities	117,479	109,823
Deferred income	8,633	10,036
Accrued retirement benefits	20,385	20,525
Other liabilities	2,943	2,688

Total liabilities	149,440	143,072

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,876,258 and 8,832,177 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11,095	11,040
Capital in excess of par	15,407	14,679
Accumulated other comprehensive loss, net of income taxes:
Accumulated loss	(3,219)	(3,288)
Prior service cost	(34)	(62)
Unrealized gain on available for sale securities	13	—
Retained earnings	95,199	179,676

Total Stockholders’ Equity	118,461	202,045

Total Liabilities and Stockholders’ Equity	$267,901	$345,117

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Operating activities
Net income	$4,618	$3,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,241	8,027
Deferred income taxes, net	64	31
Loss on extinguishment of senior notes, net	594	416
Loss in operations of equity investees	119	188
Loss on disposal of property, plant and equipment, net	101	75
Gain on sale of radio station, net	—	(48)
Gain on sale of real estate, net	(164)	(4,089)
Amortization of deferred financing fees	19	235
Amortization of deferred gain on sale of Fisher Plaza	(569)	—
Amortization of debt security investment premium	78	—
Amortization of non-cash contract termination fee	(1,096)	(1,096)
Amortization of broadcast rights	7,372	8,324
Payments for broadcast rights	(7,421)	(8,688)
Stock-based compensation	1,284	1,174
Change in operating assets and liabilities, net
Receivables	4,162	1,791
Prepaid expenses and other	1,091	791
Cash surrender value of life insurance and annuity contracts	(606)	1,819
Other assets	125	203
Accounts payable, accrued payroll and related benefits and other current liabilities	2,872	(1,593)
Interest payable	(1,556)	(2,312)
Income taxes receivable and payable	(18,887)	2,514
Accrued retirement benefits	(43)	31
Other liabilities	675	(783)

Net cash provided by (used in) operating activities	(1,927)	10,343

Investing activities
Investment in equity investee	(50)	(88)
Purchase of debt security investments	(82,733)	—
Purchase of investment in a radio station	(750)	—
Purchase of option to acquire a radio station	(615)	—
Proceeds from sale of debt security invesments	7,628	—
Proceeds from maturity of debt security invesments	35,967	—
Purchase of radio stations	—	(113)
Purchase of property, plant and equipment	(7,565)	(5,070)
Proceeds from sale of radio station	—	48
Proceeds from sale of real estate	825	4,164

Net cash used in investing activities	(47,293)	(1,059)

Financing activities
Repurchase of senior notes	(61,834)	(34,606)
Repurchase of common stock	(86)	—
Shares settled upon vesting of stock rights	(441)	(278)
Payments on capital lease obligations	(145)	(134)
Proceeds from exercise of stock options	25	75

Net cash used in financing activities	(62,481)	(34,943)

Net decrease in cash and cash equivalents	(111,701)	(25,659)
Cash and cash equivalents, beginning of period	143,017	52,945

Cash and cash equivalents, end of period	$31,316	$27,286

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Certain reclassifications have been made to the unaudited condensed consolidated financial statements in the prior year to conform to the current year presentation.

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2011 Form 10-K. Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s 2011 Form 10-K, that are of significance, or potential significance, to the Company.

In the third quarter of 2012, the Company’s Board of Directors declared a special cash dividend of $10.00 per common share, or approximately $88.8 million, payable on October 19, 2012 to holders of record on September 28, 2012. At September 30, 2012, the special cash dividend was reported as dividends payable in the Company’s unaudited condensed consolidated balance sheet.

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

In July 2012, the FASB issued an accounting standard update on testing indefinite-lived intangibles for impairment. The accounting update provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that this is the case, it is required to perform the currently prescribed two-step impairment test to identify potential impairment and measure the amount of impairment loss to be recognized for the indefinite-lived intangible asset (if any). This guidance is effective for the Company’s fiscal year beginning January 1, 2013, however, the Company can choose to early adopt the revised standard. The implementation of this accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

2. Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis. The fair value of these financial assets was determined based on three levels of inputs, of which, the first two levels are considered observable and the last unobservable. The three levels of inputs that may be used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

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

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities and debt security investments. As of September 30, 2012 and December 31, 2011, the reported fair value of marketable securities, using Level 1 inputs, was

$581,000 and $1.0 million, respectively. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, the reported fair value of debt security investments, using Level 1 inputs, was $76.0 million and $36.9 million, respectively. Debt security investments are included in short term debt security investments and restricted cash on the Company’s unaudited condensed consolidated balance sheets.

As of September 30, 2012, the Company did not have any outstanding fixed interest rate debt. As of December 31, 2011, all of the Company’s debt was at a fixed interest rate and totaled $61.8 million. The fair market value of fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s debt, using Level 2 inputs, at December 31, 2011 was $62.9 million. The fair value of debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

Restricted cash included $3.5 million of debt security investments and $125,000 of cash equivalents at September 30, 2012 and December 31, 2011, for which the fair value is measured using Level 1 inputs. The debt security investments are reported at fair value and the carrying amount of cash equivalents approximates fair value.

Cash equivalents consist of $30.6 million and $145.4 million at September 30, 2012 and December 31, 2011, respectively, for which the fair value is measured using Level 1 inputs. The carrying amount of cash equivalents approximates fair value.

3. Debt Security Investments

Corresponding with the Company’s Board of Directors’ August 2012 declaration of a $10.00 per common share special cash dividend and the institution of a quarterly dividend policy, the Company announced its intention to fund the dividends from existing cash and its debt security investments. As a result of these declarations, on September 30, 2012, the Company reclassified its entire portfolio of debt security investments classified as held-to-maturity, which consisted of U.S. treasury securities, to available for sale. At September 30, 2012, these investments had a fair value and amortized cost of $76.0 million. The investments’ net unrealized appreciation, net of tax, increased the Company’s accumulated other comprehensive income and shareholders’ equity by $13,000 as of September 30, 2012.

The following table summarizes amortized cost, gross unrealized gains, gross unrealized losses and the fair value of debt security investments (in thousands):

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$76,009	$29	$(8)	$76,030	$36,950	$—	$(6)	$36,944

The following table displays the gross unrealized losses and fair value of all available for sale debt security investments that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2012
U.S. Treasury securities	$47,235	$(8)	$—	$—	$47,235	$(8)

December 31, 2011
U.S. Treasury securities	$36,944	$(6)	$—	$—	$36,944	$(6)

The following table presents the amortized cost and the fair value of debt security investments, by contractual maturity (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$56,585	$56,583
Due after one year through five years	19,424	19,447

Total debt security investments	$76,009	$76,030

Debt security investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the carrying value. No impairments on debt security investments have been recorded as of September 30, 2012 and December 31, 2011.

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(1,144)	2,416	3,560	(968)	2,592

Total intangible assets	$41,275	$(1,144)	$40,131	$41,275	$(968)	$40,307

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2012 was $59,000 and $176,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2011 was $59,000 and $177,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2012 and each of the next five years and thereafter (in thousands):

2012	$60
2013	236
2014	236
2015	236
2016	236
2017	236
Thereafter	1,176

$2,416

5. Discontinued Operations

In October 2011, the Company sold its six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”), which is based in Quincy, Illinois for $1.8 million, which was subject to certain adjustments. In accordance with authoritative guidance, the Company has reported the results of operations of the Montana Stations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all previously reported periods, the Company reclassified the results of the Montana Stations from continuing operations to discontinued operations. The Montana Stations were previously included in the Company’s radio segment.

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

During the nine months ended September 30, 2011, the Company redeemed or repurchased $34.6 million aggregate principal amount of Senior Notes for a total consideration of $35.5 million in cash plus accrued interest of $572,000. The Company recorded a loss on extinguishment of debt of $1.4 million, including a charge for related unamortized debt issuance costs of approximately $416,000.

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

As of September 30, 2012, the Company had commitments under various agreements of $20.0 million for future rights to broadcast television programs, rights to sell available advertising time on a third party radio station and commitments under certain network affiliate agreements.

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

As previously announced, the Company received a commitment letter from JPMorgan Chase Bank for a five-year $30 million senior secured revolving credit facility. The credit facility is subject to the negotiation and execution of loan and security documents that are expected to contain customary terms and conditions, including financial and other covenants. Borrowings under the facility will bear interest at a floating rate based on LIBOR and are expected to be used for general corporate purposes and working capital, as needed. The credit facility is also expected to include an option permitting the Company to increase the size of the facility by up to $50 million, subject to approval from participating lenders and other customary conditions.

8. Local Marketing Agreement

In June 2012, the Company amended its Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts the Company’s KOMO NewsRadio AM programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until January 2017. This amended LMA and related option agreement supersedes and terminates a previous LMA and option agreement between the Company and South Sound. Under the terms of the previous option agreement, the Company was obligated to pay South Sound up to approximately $1.4 million, if the Company did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead the Company paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, pursuant to which we have the right to acquire the station until January 2017. The consideration for the option agreement is non-refundable, but will be applied to the purchase price if the Company chooses to exercise the option. The consideration for the option agreement and the investment in South Sound are presented within other assets on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012. Due to the term of the LMA and the uncertainties associated with the exercise of the option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

9. Retirement Benefits

The Company has a noncontributory supplemental retirement program for former key members of management. No new participants have been admitted to this program since 2001 and no current executive officers participate in the program. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the unaudited condensed consolidated balance sheet and the appreciation is included in the unaudited condensed consolidated statement of operations.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest cost	$234	$250	$702	$750
Amortization of loss	45	22	135	66

Net periodic pension cost	$279	$272	$837	$816

The discount rate used to determine net periodic pension cost was 4.48% for both the three and nine months ended September 30, 2012. The discount rate used to determine net periodic pension cost was 5.22% for both the three and nine months ended September 30, 2011.

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

Basic and diluted net income per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income from continuing operations, net of income taxes	$2,200	$1,519	$4,618	$3,342
Loss from discontinued operations, net of income taxes	—	(75)	—	(9)

Net income	$2,200	$1,444	$4,618	$3,333

Weighted average shares outstanding	8,878	8,836	8,866	8,827
Weighted effect of dilutive options and rights	80	64	83	71

Weighted average shares outstanding assuming dilution	8,958	8,900	8,949	8,898

Net income (loss) per share:
From continuing operations	$0.25	$0.17	$0.52	$0.38
From discontinued operations	—	(0.01)	—	—

Net income per share	$0.25	$0.16	$0.52	$0.38

Net income (loss) per share assuming dilution:
From continuing operations	$0.25	$0.17	$0.52	$0.38
From discontinued operations	—	(0.01)	—	(0.01)

Net income per share	$0.25	$0.16	$0.52	$0.37

For the three months ended September 30, 2012, the effect of options to purchase 148,560 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the nine months ended September 30, 2012, the effect of options to purchase 181,071 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

For the three months ended September 30, 2011, the effect of options to purchase 204,994 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the nine months ended September 30, 2011, the effect of 53 restricted stock rights/units and options to purchase 209,706 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

11. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2012 was $458,000 and $1.3 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2011 was $442,000 and $1.2 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

12. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 38.2% and 36.3% for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized $410,000 would impact the effective tax rate.

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of period	$632	$—
Increase of unrecognized tax benefits related to prior years	—	632

Balance at end of period	$632	$632

Although the timing and outcome of income tax audits is uncertain, it is possible that unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal and state jurisdictions within the next 12 months. Currently, the Company cannot reasonably estimate the amount of reductions, if any, during the next 12 months. Any such reduction could be impacted by other changes in unrecognized tax benefits and could result in changes to in the Company’s tax obligations.

The State of California conducted an examination of the Company’s 2007 and 2008 state tax returns and in April 2012, the Company received a preliminary determination seeking approximately $450,000 in unpaid taxes in connection with the Company’s treatment of the proceeds from its 2008 sale of Safeco Corporation stock and dividends received. The Company opposed the State of California’s position. In October 2012, the Company received a letter from the State of California indicating that the auditor agreed with the Company's original treatment of the proceeds from its 2008 sale of Safeco Corporation stock and dividends received. Under applicable regulations, the auditor's determination is potentially subject to review. If the auditor's determination were overturned on review, the final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

The State of Oregon conducted an examination of the Company’s 2007 and 2008 state tax returns and in November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. The Company has opposed the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of September 30, 2012 and December 31, 2011, the Company had a valuation allowance of approximately $480,000 on certain of its deferred tax assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets.

13. Segment Information

The Company reports financial data for two segments: television and radio. The television segment includes the operations of the Company’s 20 owned and/or operated television stations (including a 50%-owned television station) and the Company’s developing media business. The radio segment includes the operations of the Company’s three radio stations and one managed radio station. Prior to 2012, the Company also included Fisher Plaza as a reportable segment which included the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle-based television, radio and developing media operations, the Company’s corporate offices and third-party tenants. In December 2011, the Company completed the sale of Fisher Plaza to Hines for $160.0 million in cash. The Company’s corporate headquarters and Seattle-based television, radio and developing media operations continue to be located at Fisher Plaza.

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

Operating results and other financial data for each segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Revenue
Television	$34,663	$30,522	$100,600	$90,557
Radio	5,225	5,344	15,524	15,876
Fisher Plaza	—	3,853	—	11,361

Total segment revenue	39,888	39,719	116,124	117,794
Intercompany and other	7	(19)	(27)	(192)

	$39,895	$39,700	$116,097	$117,602

Segment income from continuing operations
Television	$10,178	$6,783	$27,630	$18,213
Radio	1,387	1,476	4,020	3,358
Fisher Plaza	—	2,286	—	6,938

Total segment income from continuing operations	11,565	10,545	31,650	28,509
Corporate and other	(5,065)	(3,640)	(13,540)	(12,635)
Fisher Plaza rent	(1,409)	—	(3,933)	—

	$5,091	$6,905	$14,177	$15,874

Depreciation and amortization
Television	$1,486	$1,200	$4,463	$3,526
Radio	29	23	88	70
Fisher Plaza	—	1,200	—	3,608

Total segment depreciation and amortization	1,515	2,423	4,551	7,204
Corporate and other	221	274	690	823

	$1,736	$2,697	$5,241	$8,027

	September 30, 2012	December 31, 2011
Total assets
Television	$118,376	$122,357
Radio	15,198	13,435
Fisher Plaza	—	377

Total segment assets	133,574	136,169
Corporate and other	134,327	208,948

	$267,901	$345,117

Intercompany and other non-segment revenue relates to sales between our television and radio stations and miscellaneous amounts not attributable to the operations of television or radio segments.

No geographic areas outside the United States were of significance relative to consolidated revenue, segment income from continuing operations or total assets.

A reconciliation of segment income from continuing operations to income from continuing operations is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment income from continuing operations	$5,091	$6,905	$14,177	$15,874

Adjustments:
Gain on sale of real estate, net	—	—	164	4,089
Plaza fire reimbursements, net	—	40	—	223
Depreciation and amortization	(1,736)	(2,697)	(5,241)	(8,027)

Income from continuing operations	$3,355	$4,248	$9,100	$12,159

14. Stock Repurchase Program

In December 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of its outstanding shares of common stock. Under the program, share repurchases will be made from time-to-time, at the Company's discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expires at the end of 2012, subject to periodic evaluation by the Board of Directors based on circumstances during the course of the year. No shares were repurchased during the three months ended September 30, 2012. The Company repurchased and retired 2,990 shares for an aggregate cost of $86,000 during the nine months ended September 30, 2012, which reduced capital in excess of par by the excess cost over par value in the Company’s unaudited condensed consolidated balance sheet at September 30, 2012. There were no unsettled share repurchases at September 30, 2012.

15. Special Cash Dividend

During the third quarter of 2012, the Company’s Board of Directors declared a special cash dividend of $10.00 per common share, or approximately $88.8 million, payable on October 19, 2012 to holders of record on September 28, 2012.

16. Subsequent Events

In October 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on December 17, 2012 to holders of record on November 30, 2012.

In October 2012, in connection with the announcement of a $10.00 per share special cash dividend (“SCD”) and the initiation of a quarterly dividend policy, the Board of Directors and the Compensation Committee (the “Committee”) approved changes to both the Amended and Restated Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). The changes permit: (1) the adjustment of outstanding awards in the event of a distribution of cash or other assets to shareholders other than a normal cash dividend and (2) the amendment of outstanding awards so that such awards are credited with normal cash dividends or dividend equivalents. Effective on October 22, 2012, all of the Company’s outstanding stock options, restricted stock units issued from the 2008 plan (“RSUs”) and performance awards were adjusted by reducing the exercise price and/or increasing the number of shares to preserve the intrinsic value of such awards as a result of the SCD.

The Company currently expects these award adjustments to result in approximately $500,000 to $700,000 of incremental stock compensation expense for the three months ended December 31, 2012 and will result in an incremental increase to stock compensation over the remaining service period for the impacted RSUs, performance awards and options.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended September 30, 2012 compared with the corresponding periods in 2011.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television revenue for the nine months ended September 30, 2012 and are affiliated with the ABC Television Network. We have thirteen television stations which are affiliated with one of the four major networks. Six of our television stations are affiliated with Univision. Our remaining television stations are independent or subscribe to various programming services. Our two affiliation agreements with the ABC Television Network with current terms expiring in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our affiliation agreements with FOX Television Network expire in September 2014 and September 2015. Our affiliation agreement with Univision expires in December 2014. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments impacted our financial statements for the three and nine months ended September 30, 2012 and 2011.

Special and Quarterly Cash Dividend. In the third quarter of 2012, our Board of Directors declared a special cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. Additionally, in October 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on December 17, 2012 to holders of record on November 30, 2012.

Local Marketing Agreement. In June 2012, we amended our Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts our KOMO News Radio AM programming to FM listeners in the Seattle – Tacoma radio market. This LMA and related option agreement supersedes and terminates a previous LMA and option agreement between us and South Sound. Under the terms of the previous option agreement, we were obligated to pay South Sound up to approximately $1.4 million if we did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead we paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, pursuant to which we have the right to acquire the station until January 2017. The option agreement is non-refundable, but will be applied to the purchase price if we choose to exercise the option. The consideration for the option agreement is presented as other assets on our unaudited condensed consolidated balance sheet as of September 30, 2012. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

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

In the third quarter of 2012, our Board of Directors declared a special cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. At September 30, 2012, the special cash dividend was reported as dividends payable in our unaudited condensed consolidated balance sheet.

Consolidated Results of Operations

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%-owned television station) and our developing media business. The radio segment includes the operations of our three owned radio stations and one managed radio station. Prior to 2012, we also included Fisher Plaza as a reportable segment which consisted of the operations of a communications center located near downtown Seattle that serves as the home of our Seattle-based television, radio and developing media operations, our corporate offices and third-party tenants. Our corporate headquarters and Seattle-based television, radio and developing media operations continue to be located at Fisher Plaza.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income from continuing operations” to measure the operating performance of our segments which represents income from continuing operations before depreciation and amortization, gain on sale of real estate, net, and Plaza fire reimbursements, net. Additionally, the performance metric for segment income from continuing operations excludes the allocation of corporate costs and Fisher Plaza rent expense. Prior period financial information has been restated to conform to current period presentation.

The following table sets forth our results of operations for the three and nine months ended September 30, 2012 and 2011, including the dollar and percentage variances between these periods. Percentage variances have been omitted where they are not considered meaningful.

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
(in thousands)	2012	2011	$	%	2012	2011	$	%
Revenue
Television	$34,663	$30,522	$4,141	14%	$100,600	$90,557	$10,043	11%
Radio	5,225	5,344	(119)	(2%)	15,524	15,876	(352)	(2%)
Fisher Plaza	—	3,853	(3,853)	(100%)	—	11,361	(11,361)	(100%)

Total segment revenue	39,888	39,719	169	0%	116,124	117,794	(1,670)	(1%)
Intercompany and other	7	(19)	26	137%	(27)	(192)	165	86%

Consolidated revenue	39,895	39,700	195	0%	116,097	117,602	(1,505)	(1%)
Direct operating costs
Television	13,878	13,720	(158)	(1%)	41,509	40,900	(609)	(1%)
Radio	2,359	2,352	(7)	(0%)	6,880	7,166	286	4%
Fisher Plaza	—	1,488	1,488	100%	—	4,112	4,112	100%

Total segment direct operating costs	16,237	17,560	1,323	8%	48,389	52,178	3,789	7%
Corporate and other	149	144	(5)	(3%)	585	417	(168)	(40%)

Consolidated direct operating costs	16,386	17,704	1,318	7%	48,974	52,595	3,621	7%
Selling, general and administrative expenses
Television	8,128	7,570	(558)	(7%)	24,089	23,120	(969)	(4%)
Radio	1,479	1,516	37	2%	4,624	5,352	728	14%
Fisher Plaza	—	79	79	100%	—	311	311	100%

Total segment selling, general and administrative expenses	9,607	9,165	(442)	(5%)	28,713	28,783	70	0%
Corporate and other	4,923	3,477	(1,446)	(42%)	12,928	12,026	(902)	(8%)
Fisher Plaza rent	1,409	—	(1,409)	na	3,933	—	(3,933)	na

Consolidated selling, general and administrative expenses	15,939	12,642	(3,297)	(26%)	45,574	40,809	(4,765)	(12%)
Amortization of broadcast rights
Television	2,479	2,449	(30)	(1%)	7,372	8,324	952	11%
Segment income from continuing operations
Television	10,178	6,783	3,395	50%	27,630	18,213	9,417	52%
Radio	1,387	1,476	(89)	(6%)	4,020	3,358	662	20%
Fisher Plaza	—	2,286	(2,286)	(100%)	—	6,938	(6,938)	(100%)

Total segment income from continuing operations	11,565	10,545	1,020	10%	31,650	28,509	3,141	11%
Corporate and other	(5,065)	(3,640)	(1,425)	(39%)	(13,540)	(12,635)	(905)	(7%)
Fisher Plaza rent	(1,409)	—	(1,409)	na	(3,933)	—	(3,933)	na

Subtotal	5,091	6,905	(1,814)	(26%)	14,177	15,874	(1,697)	(11%)
Depreciation and amortization
Television	1,486	1,200	(286)	(24%)	4,463	3,526	(937)	(27%)
Radio	29	23	(6)	(26%)	88	70	(18)	(26%)
Fisher Plaza	—	1,200	1,200	100%	—	3,608	3,608	100%

Total segment depreciation and amortization	1,515	2,423	908	37%	4,551	7,204	2,653	37%
Corporate and other	221	274	53	19%	690	823	133	16%

Consolidated depreciation and amortization	1,736	2,697	961	36%	5,241	8,027	2,786	35%
Gain on sale of real estate, net	—	—	—	na	(164)	(4,089)	(3,925)	(96%)
Plaza fire reimbursements, net	—	(40)	(40)	(100%)	—	(223)	(223)	(100%)

Income from continuing operations	3,355	4,248	(893)	(21%)	9,100	12,159	(3,059)	(25%)
Loss on extinguishment of senior notes, net	—	(298)	298	100%	(1,482)	(1,356)	(126)	(9%)
Other income, net	49	34	15	44%	143	214	(71)	(33%)
Interest expense	(16)	(1,572)	1,556	99%	(292)	(5,697)	5,405	95%

Income from continuing operations before income taxes	3,388	2,412	976	40%	7,469	5,320	2,149	40%
Provision for income taxes	1,188	893	(295)	(33%)	2,851	1,978	(873)	(44%)

Income from continuing operations, net of income taxes	2,200	1,519	681	45%	4,618	3,342	1,276	38%

Income from discontinued operations, net of income taxes	—	(75)	75	100%	—	(9)	9	100%

Net income	$2,200	$1,444	$756	52%	$4,618	$3,333	$1,285	39%

Comparison of three and nine months ended September 30, 2012 and 2011

No comparisons for the three and nine months ended September 30, 2012 compared to the same periods in 2011 are included for the Fisher Plaza segment in the discussion below because, effective on the sale of Fisher Plaza, it is no longer a reportable segment and is not included in results of operations for 2012.

Revenue

The following table sets forth our main types of revenue by segment for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,					Nine months ended September 30,
(in thousands)	2012	% change	% total revenue	2011	% total revenue	2012	% change	% total revenue	2011	% total revenue
Core advertising (local and national)	$21,760	-4%	55%	$22,775	57%	$69,917	0%	60%	$69,578	59%
Political	3,648	285%	9%	947	2%	5,110	293%	4%	1,301	1%
Internet	1,220	-13%	3%	1,408	4%	3,800	-4%	3%	3,958	3%
Retransmission	6,271	83%	16%	3,420	9%	16,117	61%	14%	10,037	9%
Trade, barter and other	1,764	-11%	4%	1,972	5%	5,656	0%	5%	5,683	5%

Television	34,663	14%	87%	30,522	77%	100,600	11%	87%	90,557	77%
Core advertising (local and national)	4,849	-4%	12%	5,059	13%	14,591	-2%	13%	14,951	13%
Political	122	455%	0%	22	0%	180	21%	0%	149	0%
Trade, barter and other	254	-3%	1%	263	1%	753	-3%	1%	776	1%

Radio	5,225	-2%	13%	5,344	13%	15,524	-2%	13%	15,876	13%
Fisher Plaza	—	-100%	0%	3,853	10%	—	-100%	0%	11,361	10%
Intercompany and other	7	-137%	0%	(19)	0%	(27)	-86%	0%	(192)	0%

Total Revenue	$39,895	0%	100%	$39,700	100%	$116,097	-1%	100%	$117,602	100%

Television. Television revenue increased $4.1 million and $10.0 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This increase was primarily due to increases in retransmission revenue and political advertising, offset partially by decreases in core advertising.

The increase of $2.9 million and $6.1 million in retransmission revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily a result of finalizing the renewal of substantially all of our retransmission consent contracts for the 2012-2014 cycle in the second quarter of 2012.

Automotive-related advertising, one of our largest advertising categories, increased 9% and 11%, respectively, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Results of other advertising categories for the three and nine months ended September 30, 2012, compared to the same periods in 2011 include retail (increased 5% and 8%, respectively) and professional services (decreased 12% and increased 1%, respectively).

Political revenue increased 285% and 293%, respectively, for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Revenue from our ABC-affiliated stations increased 17% and 12% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to increases in retransmission revenue and political revenue, partially offset by a decrease in national advertising revenue. Revenue from our CBS-affiliated stations increased 11% and 14% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, as a result of increases in retransmission revenue and local and political advertising.

Radio. Radio revenue decreased by 2% in both the three and nine months ended September 30, 2012, compared to the same periods in 2011. The decrease for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, which expired in the second quarter of 2011.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote programming for the television and radio segments. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television. Direct operating costs for the television segment increased $158,000 and $609,000 in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily reflects an increase in costs related to network fees.

Radio. Direct operating costs for the radio segment increased $7,000 in the three months ended September 30, 2012 and decreased $286,000 in the nine months ended September 30, 2012, compared to the same periods in 2011. The decrease in the nine months ended September 30, 2012, compared to the same period in 2011 was primarily due to a reduction in advertising costs for our radio stations and a decrease in music rights as the result of an industry-wide legal settlement.

Other. Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In the three and nine months ended September 30, 2012, non-segment direct operating costs increased $5,000 and $168,000 compared to the same periods in 2011, respectively.

Selling, general and administrative expenses

Television. Selling, general and administrative expenses in our television segment increased $558,000 and $969,000 in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Prior year’s expenses were reduced by vacation accrual savings related to our revised vacation policy. Additionally, in 2012, audience survey and commission costs increased compared to the same periods in 2011, partially offset by a reduction in bad debt expense.

Radio. Selling, general and administrative expenses in our radio segment decreased $37,000 and $728,000 during the three and nine months ended September 30, 2012 compared to the same period in 2012. The decrease for the nine months ended September 30, 2012 reflects cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, which expired in the second of quarter 2011.

Corporate and other. Other selling, general and administrative expenses consist primarily of corporate costs and various centralized functions. For the three and nine months ended September 30, 2012, other selling, general and administrative expenses increased $1.4 million and $902,000 compared to the same periods in 2011. The three and nine months ended September 30, 2012 included $812,000 and $959,000, respectively, of costs related to various strategic initiatives. The 2011 amounts included costs related to the proxy contest in 2011 and savings related to our revised vacation policy.

Fisher Plaza rent. In connection with the December 2011 sale of Fisher Plaza we entered into a lease with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. Fisher Plaza rent expense for the three and nine months ended September 30, 2012 was $1.4 million and $3.9 million, respectively. This expense reflects the costs associated with leasing Fisher Plaza which serves as our corporate headquarters and the location of our Seattle-based television, radio and developing media operations.

Amortization of broadcast rights

Television. Amortization of program rights for our television segment increased $30,000 for the three months ended September 30, 2012 and decreased $952,000 in the nine months ended September 30, 2012, compared to the same periods in 2011. The decrease in the nine months ended September 30, 2012 is primarily due to reduced obligations as a result of renegotiated contracts.

Depreciation and amortization

Television. Depreciation and amortization for our television segment increased $286,000 and $937,000 in the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively, primarily due to investments in our broadcasting equipment at KOMO and KATU.

Radio. Depreciation and amortization for our radio segment increased $6,000 and $18,000 in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Other. Other depreciation and amortization decreased $53,000 and $133,000 in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 as certain assets have become fully depreciated.

Gain on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. In June 2012, we completed the sale of a real estate parcel not essential to current operations and received $253,000 in net proceeds. We recognized a gain on sale of real estate, net of $164,000 for the nine months ended September 30, 2012.

In June 2011, we completed the sale of two real estate parcels not essential to current operations and received $4.2 million in net proceeds. We recognized a gain on the sale of real estate, net of $4.1 million for the nine months ended September 30, 2011.

Plaza fire reimbursements, net

No Plaza fire reimbursements were received in the three and nine months ended September 30, 2012. Plaza fire reimbursements, net of $40,000 and $223,000 represent net insurance reimbursements related to the July 2009 Fisher Plaza fire received in the three and nine months ended September 30, 2011, respectively.

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

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three and nine months ended September 30, 2012, other income, net, increased $15,000 and decreased $71,000, respectively, compared to the same periods in 2011. The decrease in the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a miscellaneous insurance reimbursement received in 2011.

Interest expense

Interest expense in the three and nine months ended September 30, 2012 decreased $1.6 million and $5.4 million, respectively, from the same periods in 2011, due to the redemption of outstanding Senior Notes in January 2012.

Provision for income taxes

Our effective tax rate was 38.2% and 36.3% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for state income taxes, changes in certain tax account balances and estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Income from discontinued operations, net of income taxes

In October 2011, we completed the sale of our Montana Stations to STARadio for $1.8 million, subject to certain adjustments. In accordance with authoritative guidance we have reported the results of operations of the Montana Stations as discontinued operations in the unaudited condensed consolidated financial statements. See Note 5 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

Liquidity and Capital Resources

Liquidity

Our liquidity is primarily dependent upon cash and cash equivalents, investments in debt securities and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

We expect cash flows from operations and our cash, cash equivalents and investments in debt securities to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements and planned capital expenditures and commitments for at least the next 12 months.

In August 2012, we received a commitment letter from JPMorgan Chase Bank for a five-year $30 million senior secured revolving credit facility. The credit facility is subject to the negotiation and execution of loan and security documents that are expected to contain customary terms and conditions, including financial and other covenants. Borrowings under the facility will bear interest at a floating rate based on LIBOR and are expected to be used for general corporate purposes and working capital, as needed. The credit facility is also expected to include an option permitting us to increase the size of the facility by up to $50 million, subject to approval from participating lenders and other customary conditions.

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

In the third quarter of 2012, our Board of Directors declared a special cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. Additionally, in October 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on December 17, 2012 to holders of record on November 30, 2012.

Capital Resources

Cash, cash equivalents and short-term debt security investments were approximately $103.8 million as of September 30, 2012 compared to $176.5 million as of December 31, 2011. The decrease of $72.7 million was primarily due to our redemption of the remaining $61.8 million of outstanding principal of our senior notes in January 2012. Cash used in operating activities for the nine months ended September 30, 2012 of $1.9 million consists of $23.1 million of cash generated from operations offset by $21.7 million in income tax payments, net of refunds received, $1.5 million of debt extinguishment costs and $1.8 million of interest payments on our retired senior notes. Our debt security investments are held in U.S. Treasury securities and are carried at fair market value.

Due to the Board of Directors’ August 2012 declaration of a $10.00 per common share special cash dividend and the institution of a quarterly dividend policy we announced our intention to fund the dividends from existing cash and debt security investments. As a result, on September 30, 2012, we reclassified our entire portfolio of debt security investments classified as held-to-maturity, which consisted of U.S. Treasury securities, to available for sale. At September 30, 2012, these investments had a fair value and amortized cost of $76.0 million. The investments’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $13,000 as of September 30, 2012.

The following table summarizes our debt security investments (on the basis of carrying value) as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Debt securities:
Held to maturity (at amortized cost):
U.S. Treasury securities	$—	0.0%	$36,950	100.0%

Available for sale (at fair value):
U.S. Treasury securities	76,030	100.0%	—	0.0%

Total debt security investments	$76,030	100.0%	$36,950	100.0%

In October 2012, debt security investments with a carrying value of $6.2 million reached maturity and we sold debt security investments with a carrying value of $66.3 million for a loss of $20,000. The proceeds from the sale and maturity of these investments were used to fund the special cash dividend paid on October 19, 2012.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended September 30, 2012 of $1.9 million consists of our net income of $4.6 million, adjusted for non-cash charges of $13.0 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights and stock-based compensation, offset by a $12.1 million decrease in working capital, which includes income tax payments, net, of $21.7 million, and $7.4 million of payments for broadcast rights.

Net cash provided by operating activities for the nine months ended September 30, 2011 of $10.3 million consists of our net income of $3.3 million adjusted for our non-cash charges of $13.2 million, which consisted primarily of depreciation and amortization, amortization of broadcast rights, gain on sale of real estate, net, and stock-based compensation, and a $2.5 million increase in working capital, which includes $2.4 million received on an annuity contract of a retiree, offset by $8.7 million of payments for broadcast rights.

Net cash used in investing activities

During the nine months ended September 30, 2012, net cash used in investing activities of $47.3 million consisted primarily of purchases of debt security investments of $82.7 million in the form of U.S. Treasury securities and purchases of property, plant and equipment of $7.6 million, partially offset by $43.6 million in proceeds received from the sale or maturity of debt security investments in the form of U.S. Treasury securities.

During the nine months ended September 30, 2011, cash flows used in investing activities of $1.1 million consisted primarily of $5.1 million in purchases of property, plant and equipment, partially offset by proceeds received from the sale of real estate of $4.2 million.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $62.5 million primarily due to the redemption of $61.8 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $441,000.

Net cash used in financing activities for the nine months ended September 30, 2011 was $34.9 million primarily due to the redemption or repurchase of $34.6 million aggregate principal amount of Senior Notes and net share settlement for employee stock compensation tax withholding obligations of $278,000.

Recent Accounting Pronouncements

Refer to Note 1 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk primarily in the area of interest rates. This exposure is directly related to our normal funding activities.

At September 30, 2012 we had no outstanding fixed interest rate debt. At December 31, 2011, all of our debt was at a fixed interest rate and totaled $61.8 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our fixed interest rate debt at December 31, 2011 was approximately $62.9 million, which was approximately $1.1 million more than its carrying value. Market risk is estimated as the potential change in fair market value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2011, amounted to $1.3 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

At September 30, 2012 and December 30, 2011, the reported fair value of our debt security investments was $76.0 million and $36.9 million, respectively. The primary objective of these investments was to preserve principal and liquidity. A hypothetical 10% change in interest rates as of September 30, 2012 and December 31, 2011 would not have had a significant impact on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended September 30, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: November 7, 2012	/s/ Hassan N. Natha
Hassan N. Natha
Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.