Form 10-K
period 2012-12-31
FISHER COMMUNICATIONS INC
filed 2013-03-04
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $259,443,000 based on the closing sale price as reported on the Nasdaq Global Market.

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 27, 2013 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,782,252

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2013 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.	BUSINESS

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

Company Description

Fisher Communications, Inc. is an integrated media company that was founded in 1910 and has been in the broadcasting business since 1926. Fisher Communications, Inc. is incorporated in the State of Washington. We conduct our operations through our subsidiary, Fisher Broadcasting Company (“Fisher Broadcasting”). Our broadcasting operations consist of our television and radio businesses. Television provided approximately 88% and radio provided approximately 12% of our 2012 consolidated revenue from continuing operations. In 2011, 91% of consolidated revenue from continuing operations consisted of our broadcasting operations, with television accounting for 86% and radio accounting for 14% of 2011 broadcasting revenues. Our Fisher Plaza operations provided 9% of consolidated revenue from continuing operations prior to the sale of Fisher Plaza in December 2011. In 2010, 92% of consolidated revenue from continuing operations consisted of our broadcasting operations, with television accounting for 84% and radio accounting for 16% of 2010 broadcasting revenues. Our Fisher Plaza operations provided 8% of consolidated revenue continuing operations in 2010.

Fisher Broadcasting owns and operates 13 full power television stations (including a 50%-owned television station), seven low power television stations and three owned radio stations (in addition to one managed radio station) in the Western United States. We have long-standing network affiliations with ABC and CBS, and also operate FOX and Univision affiliates as part of duopolies in several of our markets. Our television stations are located in Washington, Oregon, California and Idaho and our radio stations are located in Washington. Our two largest television markets are located in Seattle, Washington and Portland, Oregon. We own ABC and Univision network affiliates in both Seattle and Portland, which are within the top 25 Designated Market Area (“DMA”) television markets as determined by Nielsen. Our television stations reach 4.5 million households (approximately 3.9% of U.S. television households) according to Nielsen. Our stations produce quality local programming and have received numerous awards for broadcasting excellence. We also own three radio stations in Seattle, the 13th largest radio market in the United States, ranked by population, as determined by Arbitron, Inc. (“Arbitron”).

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

•

During 2009, we repurchased $28.0 million aggregate principal amount of our 8.625% senior notes due in 2014 (the “Senior Notes”) for a total consideration of $24.4 million in cash plus accrued interest of $637,000. We recorded a gain on the extinguishment of debt, net of a charge for related unamortized debt issuance costs of $557,000, of approximately $3.0 million.

•

During 2010, we repurchased $20.6 million aggregate principal amount of our Senior Notes for a total consideration of $20.5 million in cash plus accrued interest of $312,000. We recorded a loss on the extinguishment of debt, net of a charge for related unamortized debt issuance costs of $317,000, of approximately $160,000.

•

In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement, we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz television show until September 30, 2012. We initially exercised the option to purchase the Daily Buzz show in the third quarter of 2012 and later revoked the option exercise in the fourth quarter of 2012 at no costs to us.

•

Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), that owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement NPG provides certain services supporting the operation of our television stations in Idaho Falls, KIDK-TV and KXPI-LP, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on the stations results. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have the option to acquire the stations until January 1, 2021.

•

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in net proceeds and recognized a pre-tax gain of $4.1 million.

•	In May 2011, our Joint Sales Agreement with the classical music station KING FM expired and was not renewed.

•	In October 2011, we completed the sale of our six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”) for $1.8 million.

•

In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT for $160.0 million in cash. In connection with the sale of Fisher Plaza, we entered into a Lease (the “Lease”) with Hines Global REIT pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and we have the right to extend the term for three successive five-year periods. Our corporate headquarters, shared services, Seattle television, radio and internet operations continue to be located at Fisher Plaza.

•

In 2011, we repurchased or redeemed $39.6 million aggregate principal amount of our Senior Notes for a total consideration of $40.6 million in cash plus accrued interest of $685,000. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $466,000, of approximately $1.5 million.

•

In December 2011, our Board of Directors approved a 2012 stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of our outstanding shares of common stock. We repurchased and retired 100,852 shares for an aggregate cost of $2.5 million during the year ended December 31, 2012. The repurchase program expired at the end of 2012.

•

In January 2012, we completed our redemption of $61.8 million aggregate principal amount (which represented the remaining outstanding balance) of our Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $594,000, of approximately $1.5 million.

•

In June 2012, we amended our Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts our KOMO AM News Radio programming to FM listeners in the Seattle – Tacoma radio market. This LMA and related option agreement supersedes and terminates a previous LMA and option agreement between us and South Sound. Under the terms of the previous option agreement, we were obligated to pay South Sound up to approximately $1.4 million if we did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead we paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, pursuant to which we have the right to acquire the station until January 2017. The option agreement is non-refundable, but will be applied to the purchase price if we choose to exercise the option. The consideration for the option agreement is presented as other assets on our consolidated balance sheet as of December 31, 2012. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

•

In September 2012, our Board of Directors declared a cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. Additionally, on November 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, or approximately $1.3 million, which was paid on December 17, 2012 to holders of record on November 30, 2012.

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%—owned television station) and our internet business. The radio segment includes the operations of our three radio stations and one managed radio station. Prior to 2012, we also included Fisher Plaza as a reportable segment which included the operations of a communications center located near downtown Seattle that serves as home for our Seattle-based television, radio and internet operations, our corporate offices, shared services and third-party tenants. In December 2011, we completed the sale of Fisher Plaza to Hines. See Note 14 to our consolidated financial statements for information about the financial results for our segments for the years ended December 31, 2012, 2011 and 2010.

Employees

We employed 776 full-time employees as of December 31, 2012. Approximately 17% of our workforce, located primarily at our KOMO TV, KATU TV, KBAK TV, KBFX CA and KBOI TV operations, is subject to collective bargaining agreements.

Television Segment

Our television segment includes our television operations, as well as our internet business. For information on our internet business, see “Internet Business” below.

Our Television Stations

The following table sets forth selected information about our television stations as of December 31, 2012:

Station	Market Area (1)	DMA Rank (2)	Network Affiliation	Expiration Date of Network Affiliation Agreement
KOMO-TV	Seattle-Tacoma, WA	12	ABC	August 31, 2014
KUNS-TV (3)	Seattle-Tacoma, WA	12	Univision	December 31, 2014
KATU (TV)	Portland, OR	22	ABC	August 31, 2014
KUNP (TV) (4)	LaGrande, OR	22	Univision	December 31, 2014
KUNP-LP (4)	Portland, OR	22	Univision	December 31, 2014
KBOI-TV	Boise, ID	111	CBS	February 29, 2016
KYUU-LP	Boise, ID	111	CW Plus	The end of the 2015-2016 broadcast year
KVAL-TV	Eugene, OR	121	CBS	February 29, 2016
KCBY-TV	Coos Bay, OR	121	CBS	February 29, 2016
KPIC (TV) (5)	Roseburg, OR	121	CBS	February 29, 2016
KIMA-TV	Yakima, WA	122	CBS	February 29, 2016
KEPR-TV	Pasco/Richland/Kennewick, WA	122	CBS	February 29, 2016
KUNW-CA (6)	Yakima, WA	122	Univision	December 31, 2014
KVVK-CA (6)	Pasco/Richland/Kennewick, WA	122	Univision	December 31, 2014
KORX-CA (6)	Walla-Walla, WA	122	Univision	December 31, 2014
KLEW-TV (7)	Spokane, WA	73	CBS	February 29, 2016
KBAK-TV	Bakersfield, CA	126	CBS	March 3, 2016
KBFX-TV	Bakersfield, CA	126	FOX	June 30, 2014
KIDK (TV)	Idaho Falls-Pocatello, ID	162	CBS	February 29, 2016
KXPI-LP	Pocatello, ID	162	FOX	June 30, 2015

(1)	“Market Area” refers to the television market served by each station. Most stations are located in the Nielsen DMA, which represent exclusive geographic areas of counties in which the home market stations are estimated to have the largest quarter-hour audience share.
(2)	DMA Rank represents the DMA ranking by size of the market area in which each station is located. DMA Rank is based on January 2013 estimates published by Nielsen.
(3)	DMA Rank based on January 2013 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 26.
(4)	DMA Rank based on January 2013 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 30.
(5)	Fisher Broadcasting owns a 50% interest in South West Oregon Television Broadcasting Corporation, licensee of KPIC.
(6)	DMA Rank based on January 2013 estimates published by Nielsen of U.S. Hispanic or Latino TV Homes for Spanish language stations was 46.
(7)	Although included as part of the Spokane, Washington DMA, KLEW primarily serves the Lewiston, Idaho and Clarkston, Washington audience that is only a small portion of the Spokane DMA.

Our television stations have been affiliated with ABC and CBS for more than 50 years, Univision since 2006, FOX since 2005 and The CW Plus since 2011.

KOMO-TV and KUNS-TV, Seattle-Tacoma, Washington

KOMO-TV and KUNS-TV operate in the Seattle-Tacoma DMA, which has approximately 1.8 million television households and a population of approximately 4.9 million. According to Nielsen, in 2012, approximately 74% of the television households within the DMA subscribed to cable and 21% subscribed to alternative delivery systems (alternative delivery service includes program delivery via satellite, satellite master antenna systems or multipoint distribution systems). Major industries in the market include aerospace, information technology, manufacturing, biotechnology, forestry, transportation, retail and international trade. Major employers include Microsoft Corporation, The Boeing Company, Liberty Mutual Group, PACCAR Inc, Nordstrom, Inc., Costco Wholesale Company, Starbucks Corporation, the University of Washington, Amazon.com, Inc., T-Mobile-USA and Weyerhaeuser Company.

KOMO-TV began broadcasting in 1953. The station’s commitment to be the market leader in local news is manifested on multiple distribution platforms. KOMO-TV produces 42 hours of live local news per week. In 2012 the National Association of Television Arts and Sciences awarded 10 Emmys to the station for program and individual excellence. In addition, KOMO-TV received four Edward R. Murrow Awards and the National Promotion Marketing and Design Convention honored KOMO 4 with two national awards: Gold for Art Direction and Design for a News Promo and Silver for Writing.

KUNS-TV began serving as Seattle’s first Univision station in January 2007. According to Nielsen, the Seattle-Tacoma DMA has approximately 120,000 Hispanic households and ranks as the 26th largest Hispanic market in the United States. KUNS-TV airs five hours of locally produced television news per week.

KATU (TV) and KUNP (TV), Portland and La Grande, Oregon

KATU (TV) and KUNP (TV) serve the Portland DMA, which has approximately 1.2 million television households and a population of approximately 3.2 million. According to Nielsen, around 56% of Portland’s television households subscribed to cable-television service in 2012, while approximately 33% of households are listed as subscribers to alternative delivery systems. The Portland metro area has a broad base of manufacturing, distribution, wholesale and retail trade, regional government and business services. Major employers in the Portland area include Oregon Health & Science University, Intel Corporation, Nike, Inc., Hewlett-Packard Company, Legacy Health System and Kaiser Permanente.

KATU (TV) currently broadcasts 40 1/2 hours of live local news weekly. The station produces and airs AM Northwest, one of the country’s longest running live Monday to Friday local talk/information programs.

In 2012, KATU (TV) was awarded four Emmys for Team Coverage, Morning/Daytime News, Informational/Instructional-Program/Special and Arts / Entertainment / Feature / Segment.

KUNP (TV) has been a Univision affiliate since before we acquired the station in 2006. According to Nielsen, the Portland DMA has approximately 96,000 Hispanic television households and is the 30th largest Hispanic market in the United States. KUNP (TV) airs five hours of locally produced news per week.

KBOI-TV and KYUU-LP, Boise, Idaho

KBOI-TV and KYUU-LP serve the Boise, Idaho DMA, which has approximately 259,000 television households and a total population of approximately 733,000. According to Nielsen, an estimated 24% of the television households in the Boise DMA subscribe to cable television with another 48% subscribing to an alternative delivery system. Boise is the state capital and regional center for business, government, education, health care and the arts. Major employers include Hewlett-Packard Company, Micron Technology, Inc., Boise State University, Albertson’s and Saint Alphonsus Regional Medical Center.

KBOI-TV currently broadcasts 22 hours per week of live local news programs. In 2012, KBOI-TV was honored by the Idaho State Broadcasters’ Association with five first place awards. The station also received ten awards from the Idaho Press Club. KYUU-LP became a CW affiliate in September 2011 and now features “CW Network” programming and broadcasts ten hours of local news programming every weekday.

KVAL-TV, KCBY-TV and KPIC (TV), Eugene, Coos Bay and Roseburg, Oregon

KVAL-TV, KCBY-TV, and KPIC (TV) (collectively “KVAL+”) serve the Eugene DMA, which has approximately 236,000 television households and a population of approximately 610,000. According to Nielsen, around 51% of the Eugene DMA’s television households subscribed to cable-television service in 2012, while approximately 37% of households are listed as subscribers to alternative delivery systems. KVAL-TV’s broadcast studios are located in Eugene. KCBY-TV, in Coos Bay and KPIC (TV), in Roseburg, are KVAL-TV’s satellite stations which are defined as full-power terrestrial broadcast stations authorized to retransmit all or part of the programming of a parent station that is ordinarily commonly owned. The area’s economic base includes forest products, agriculture, high-tech manufacturing, regional hospital and medical services, packaging, tourism and fishing. Major employers include the state’s two major universities; University of Oregon in Eugene and Oregon State University in Corvallis, Hewlett-Packard Company, Symantec Corporation, Sacred Heart Medical Center, Monaco Coach Corporation, Levi Strauss & Company, Enterprise Car Rental, and Roseburg Forest Products.

KVAL+ broadcasts 33 hours of live local news per week. KVAL + has a long tradition of award-winning news, public affairs programming and information. In 2012, KVAL+ was honored by the Society of Professional Journalists with 11 awards for work done in 2011.

KBAK-TV and KBFX-CA, Bakersfield, California

KBAK-TV (CBS) and KBFX-CA (Fox) serve the Bakersfield, California DMA, which has approximately 222,000 television households and a population of approximately 752,000. According to Nielsen, in 2012, approximately 48% of television households subscribed to cable, while approximately 39% of households are listed as subscribers to alternative delivery systems. The Bakersfield economy is based on agriculture, petroleum, and the defense and aerospace industries. The U.S. Department of Defense accounts for approximately 28% of total Kern County employment. The region continues to grow in the areas of manufacturing, distribution, health care, and agriculture-related business services. Major employers in the Bakersfield area include Occidental Petroleum Corporation, Chevron Corporation, Frito Lay North America, Nestle, and the University of California at Bakersfield.

KBAK-TV currently broadcasts 26 1/2 hours of live local news weekly, and KBFX-CA broadcasts 16  1/2 hours of news weekly. KBAK-TV produces Health Alert, a locally produced program on health issues.

Major station community initiatives include cancer prevention, research, and treatment. In 2012, Eyewitness News received the Edward R. Murrow Award for Investigative Reporting, won three Mark Twain awards and six Golden Mike Awards.

KIMA-TV, KEPR-TV, KLEW-TV, KUNW-CA, KVVK-CA and KORX -CA, Yakima and Tri-Cities, Washington and Lewiston, Idaho

KIMA-TV serves the Yakima, Washington area while its satellite stations, KEPR-TV and KLEW-TV, serve Pasco-Richland-Kennewick, Washington (the “Tri-Cities”), and Lewiston, Idaho, respectively. Together, the Yakima and the Tri-Cities areas comprise the Yakima-Pasco-Richland-Kennewick DMA, which includes approximately 232,000 television households and a population of approximately 689,000. According to Nielsen, the market has a 37% cable penetration and a 47% alternate delivery system penetration. KLEW-TV is the only full power station licensed to Lewiston, Idaho, which is part of the Spokane, Washington DMA. KLEW-TV serves approximately 268,000 people in approximately 109,000 television households.

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

KIMA-TV and KEPR-TV each broadcast nearly 20 hours per week of live local news programs. In 2012, KIMA/KEPR won three awards from the Society of Professional Journalists, Region 10. KLEW was recognized by the Idaho State Broadcasters Association for “Best Sports Program”, “Best News Weather Segment” and “Best Commercial Photographer.”

KUNW–CA, KVVK-CA, and KORX-CA (together, “KUNW+”) are the Univision affiliates in the Yakima, Washington DMA. According to Nielsen, the Yakima market has approximately 54,000 Hispanic television households and is the 46th largest Hispanic market in the United States. KUNW+ produces a local newscast each weekday and also broadcasts interviews with members of the Hispanic community throughout the day.

KIDK (TV) and KXPI-LP, Idaho Falls-Pocatello, Idaho

KIDK (TV) and KXPI-LP serve the Idaho Falls-Pocatello market, which has approximately 126,000 television households and a population of approximately 375,000. According to Nielsen, an estimated 32% of the television households subscribe to cable, with approximately 47% subscribing to an alternative delivery system. The Idaho Falls-Pocatello DMA consists of 14 counties located in Eastern Idaho and Western Wyoming. Idaho Falls and Pocatello, 50 miles apart, are the two largest cities in the DMA. Battelle Inc., the contractor for operation of the Idaho National Engineering & Environmental Laboratory, is the largest employer in the region. Other major employers include Melaluca, Inc., JR Simplot Company, American Microsystems, Idaho State University, Brigham Young University-Idaho, Eastern Idaho Regional Medical Center, Negra Modelo, Qwest, American Microsystems, Inc., Portneuf Medical Center, Convergys Corporation and Ballard Medical Products.

KIDK (TV) broadcasts seven hours per week of live local news programs. KXPI-LP is the FOX affiliate and airs syndicated programming, along with a live 9 p.m. newscast. KXPI-LP provides 3 1/2 hours of live news programming per week.

Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), which owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement, NPG provides certain services supporting the operation of our television stations in Idaho Falls, KIDK-TV and KXPI-LP, and sells substantially all of the commercial advertising on our stations. We pay NPG a non-material fixed fee pursuant to the agreement, and performance bonus based on stations’ results. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have an option to acquire the stations until January 1, 2021.

Television Broadcasting Industry

The FCC grants licenses to build and operate broadcast television stations. Currently, a limited number of channels are available for television broadcasting in any one geographic area.

According to Nielsen, in 2012 there were approximately 114 million television households in the United States (household universe estimates), of which approximately 68 million are cable households, and a total of approximately 35 million receive television via an alternative delivery service. According to Nielsen, on average, overall household television viewing is 59 hours per week.

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

Digital Television Transition

The Digital Television standard, or DTV, developed after years of research and approved by the FCC in December 1996, was the breakthrough that made possible the transmission of greater amounts of information in the same amount of radio spectrum (6 megahertz (“MHz”)) as the analog standard television system. All full-power television stations in the United States were required by law to discontinue analog service and to operate only in DTV no later than June 12, 2009. Stations that are not licensed as full-power television stations are permitted to continue to transmit in analog until September 1, 2015. The transition to DTV required consumers who relied on over-the-air reception of broadcast signals to purchase new television receivers capable of displaying DTV signals or set-top boxes that can receive digital signals and convert them to analog signals for display on existing receivers.

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

The following table sets forth the DTV capabilities for each of our television stations.

Station	Market Area	Digital Channel	Currently Broadcasting in Digital Format
KOMO-TV	Seattle-Tacoma, WA	38	Yes
KUNS-TV	Seattle-Tacoma, WA	50	Yes
KATU (TV)	Portland, OR	43	Yes
KUNP (TV)	LaGrande, OR	16	Yes
KUNP LP	Portland, OR	47	Yes
KVAL-TV	Eugene, OR	13	Yes
KCBY-TV	Coos Bay, OR	11	Yes
KPIC (TV)	Roseburg, OR	19	Yes
KIMA-TV	Yakima, WA	33	Yes
KEPR-TV	Pasco/Richland/Kennewick, WA	18	Yes
KBAK-TV	Bakersfield, CA	33	Yes
KBFX-CA	Bakersfield, CA	29	Yes
KUNW-CA	Yakima, WA	30	Yes
KVVK-CA	Pasco/Richland/Kennewick, WA	15	Yes
KORX-CA	Walla-Walla, WA	16	No
KLEW-TV	Spokane, WA	32	Yes
KBOI-TV	Boise, ID	09	Yes
KYUU-LP	Boise, ID	28	Yes
KIDK (TV)	Idaho Falls-Pocatello, ID	36	Yes
KXPI-LP	Pocatello, ID	34	Yes

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

Television Broadcasting Competition

Competition within the media/communications industry, including the markets in which our stations compete, is considerable. This competition takes place on several levels: competition for audience, competition for programming (including news), competition for advertisers and competition for local staff, on-air talent and management. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry faces continuing technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changing business practices such as television “duopolies” (owning and operating two stations in the same market), use of LMAs and JSAs by which one entity agrees to provide administrative and other services to a station operated by another entity, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission. Any of these factors could change and materially harm the television broadcasting industry generally or our business in particular.

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

Other sources of competition for Fisher’s television stations include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders, video on demand and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including tablet devices and smart phones). Our television stations also face competition from DBS services, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers, and Internet Protocol Television (“IPTV”). We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems).

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

Multicast Television.     With digital television, broadcasters may transmit one high-definition picture and additional channels of standard-definition television, known as multicast channels, within the same 6 MHz of spectrum allotted to each station by the FCC. In different periods of the day, broadcasters may expand or contract the amount of spectrum they devote to each channel thus varying that channel’s video quality from standard definition and high definition. Like all other television stations, multicast channel competition takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a multicast channel’s competitive position include signal coverage and assigned frequency. These channels compete for a share of television viewership against all television stations, as well as against cable programming and alternate methods of television program distribution, such as DBS program services. Other sources of competition include home entertainment systems (including DVD and Blu-ray Disc players, digital video recorders and television game devices), Internet websites, wireless cable, satellite master antenna television systems, and program downloads to handheld or other playback devices (including tablet devices and smart phones) We compete with these sources of competition both on the basis of product performance (quality, variety, information and entertainment value of content) and price (the cost to utilize these systems). To the extent cable operators and broadcasters increase the amount of local news programming, the heightened competition for local news audiences could have a material adverse effect on our advertising revenue.

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

Hyperlocal Websites & Lifestyle Websites

In addition to our primary station websites discussed above, we have over 115 hyperlocal websites, each focused on news, information and entertainment specific to an individual geographic neighborhood within the Seattle-Tacoma, Portland, Eugene, Bakersfield and Boise market areas. These sites provide local communities with added coverage of locally-focused news and stories that would not otherwise appeal to the broader audiences reached by our television and radio stations. The sites are an important part of our broadcast-to-broadband initiative to provide neighborhood information at a grassroots level while enabling local businesses to efficiently reach their customers. We are working with our technology and sales provider, DataSphere Technologies, Inc., in its distribution of the hyperlocal solution to other broadcast companies.

Our internet business also operates websites not directly affiliated with our television and radio stations. Two such sites, Seattle Pulp (www.seattlepulp.com) and Portland Pulp (www.portlandpulp.com), take a locally-focused, humorous approach to entertainment and lifestyle content.

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

Radio Segment

Radio Markets and Stations

The following table sets forth certain information regarding our owned and operated radio stations.

Market	Station	Dial Position	Power	Format
Seattle, WA	KOMO AM/FM	1000 kHz/97.7MHz	50 kW/63kW	News
Seattle, WA	KVI AM	570 kHz	5 kW	Conservative Talk
Seattle, WA	KPLZ FM	101.5 MHz	100 kW	Hot Adult Contemporary

Our radio stations broadcast to a six-county metropolitan population of approximately 3.5 million with news and entertainment radio services. KOMO (AM/FM) and KVI (AM) have been on the air since 1926 and KPLZ (FM) has been on the air since 1959. According to 2012 data provided by Arbitron, Seattle is the 13th largest radio market in the United States. KOMO (AM/FM) is Seattle’s only all news formatted station. On September 4, 2012, KVI (AM) switched back to a “Conservative Talk” format from a“Smart Talk” format, with a mix of local and national programming. KPLZ (FM) programs “Hot Adult Contemporary” music.

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

Radio station revenue is generally affected by the same economic trends and factors as television station revenues, as described in the section entitled “Television Segment-Television Broadcasting Industry” above.

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

Competition in the radio industry, including the market in which our radio stations compete, takes place on several levels: competition for audience, competition for advertisers, competition for programming and competition for on-air talent, staff and management. Additional significant factors affecting a radio station’s competitive position may include assigned frequency and signal strength. The radio broadcasting industry is continually faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material adverse effect on the broadcasting business.

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

Audience.    The proliferation of radio stations and other companies streaming their programming over the Internet has created additional competition for local radio stations, as have “podcasts” which are programming compilations intended to be recorded or downloaded on personal audio devices and replayed later, and the use of personal audio systems like tablet devices, smart phones and MP3 players. These technologies and devices provide further choice for listeners, in addition to the existing over-the-air radio stations and the DARS stations and may dilute the overall radio audience.

Our radio stations compete for audience on the basis of programming popularity, which has a direct effect on advertising rates. As a program or station grows in audience, the station is capable of charging a higher rate for advertising. Formats, stations and music are often researched evaluate the distinctions and unique tastes of formats and listeners. New formats and audience niches have created targeted advertising vehicles and programming that are focused to appeal to a narrow segment of the population. Tactical and strategic plans are utilized to attract larger audiences through marketing campaigns and promotions. Marketing campaigns using television, Internet, transit, outdoor, telemarketing or direct mail advertising are designed to improve a station’s cumulative audience (total number of people listening) while promotional tactics such as cash giveaways, trips and prizes are utilized by stations to extend the time spent listening, both of which are intended to establish a station’s share of audience. In the effort to increase audience, the format of a station may be changed. Format changes can result in increased costs and create disruptions that can harm the performance of the station, especially in the time period immediately following a format change.

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

The FCC has numerous regulations and policies relating to the operation of broadcast stations including, among other things, rules and policies concerning the maximum rates that stations may charge for certain political advertising, sponsorship identification disclosures, the advertisement of contests and lotteries, the quantity of educational and informational programming directed to children, the amount of commercial matter in and adjacent to certain children’s programming, closed captioning and video description, the emergency alert system, the provision of emergency information to individuals with hearing and visual disabilities, the advertising of cigarettes or smokeless tobacco, the provision of equal opportunities in broadcast employment, the volume level of commercials, broadcast technical operations, and the requirement to maintain extensive materials regarding station operations in on-line public inspection files as well as certain other information in local public inspection files. In addition, federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material from 6 a.m. through 10 p.m. local time. In recent years, the FCC and its indecency prohibition have received much attention. The maximum monetary penalty for the broadcast of obscene, indecent, or profane material is $325,000 for each “violation,” with a cap of $3 million for any “single act.” The FCC’s indecency enforcement policy was reviewed by the U.S. Supreme Court in 2009 and again in 2012. In the 2012 case, which involved review of decisions from the Second Circuit, the Court vacated, as a violation of the Due Process clause, the FCC’s indecency sanctions against certain broadcasters involving particular instances of “fleeting expletives” and brief nudity. The Court’s decision left open the FCC’s authority to regulate broadcast indecency and declined to rule on the First Amendment issues that had been presented. Meanwhile, in another case, the Third Circuit in November 2011 held, as it had earlier, that the FCC’s sanction for a different instance of brief nudity was a departure from its own policies on actionable indecency. The Third Circuit decision was appealed to the U.S. Supreme Court, but the Court in June 2012, after its decision involving the cases from the Second Circuit, declined to take up the case.

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

KBFX-CD, KUNW-CD, KUNP-LD, KVVK-CD, KXPI-LD, KUYY-LD, K07QC-D, K10AW-D, K11CP-D, K35LD-D, K11GH-D, K13HM-D, K26HO-D, K29KR-D, K18HH-D, K21LY-D, K21MB-D, K38GS-D, K39KR-D, and K43EJ-D.

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

Station	Market Area	Expiration Date
KLEW-TV (and related translator stations)	Spokane, WA	October 1, 2014
KBOI-TV	Boise, ID	October 1, 2014
KYUU-LP	Boise, ID	October 1, 2014
KIDK (TV) (and related translator stations)	Idaho Falls-Pocatello, ID (Jackson, WY)	October 1, 2014
KXPI-LD	Idaho Falls-Pocatello, ID (Jackson, WY)	October 1, 2014
KBAK-TV	Bakersfield, CA	December 1, 2014
KBFX-CD	Bakersfield, CA	December 1, 2014
KOMO-TV	Seattle-Tacoma, WA	February 1, 2015
KUNS-TV	Seattle-Tacoma, WA	February 1, 2015
KATU (TV) (and related translator stations)	Portland, OR	February 1, 2015
KUNP (TV)	Portland, OR	February 1, 2015
KUNP-LD	Portland, OR	February 1, 2015
KVAL-TV (and related translator stations)	Eugene, OR	February 1, 2015
KCBY- TV (and related translator stations)	Eugene, OR	February 1, 2015
KPIC (TV) (and related translator stations)	Eugene, OR	February 1, 2015
KIMA-TV (and related translator stations)	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KEPR-TV (and related translator stations)	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KUNW-CD	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KVVK-CD	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015
KORX-CA	Yakima-Pasco-Richland-Kennewick, WA	February 1, 2015

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

In December 2011, various parties filed petitions seeking review of the Third Circuit decision by the U.S. Supreme Court, but the court declined to review the case in 2012. A pending FCC rulemaking initiated in December 2011 has proposed a new relaxed rule that, if adopted, would potentially allow, subject to the application of additional standards, newspaper/broadcast cross-ownership in the top 20 DMAs.

Foreign Ownership

The Communications Act generally prohibits foreign parties from having a 20% or greater interest in a broadcast licensee entity, or more than a 25% interest in the parent entity of a licensee. As presently organized, we comply with the FCC’s foreign ownership restrictions.

Local Marketing Agreements.    LMAs, sometimes also referred to as “Time Brokerage Agreements” or “TBAs” typically permit a third party to provide the programming and sell the advertising time during a substantial portion of the broadcast day of a radio or television station, subject to the requirement that the station’s programming content and operations remain at all times under the independent control of the station licensee. At present, FCC rules permit LMAs, but the licensee of a broadcast station programming more than 15% of the time on another station in the same market is generally considered to have an attributable interest in the other station. In June 2012, we amended our LMA with South Sound pursuant to which we manage South Sound’s FM radio station licensed in Oakville, Washington to extend the LMA term for another five years, which permits us to provide programming for and sell the advertising time of KOMO-FM, Oakville, Washington. While the KOMO-FM LMA is attributable to us, such attribution does not cause us to exceed the FCC’s ownership limitations.

Joint Sales Agreements.    JSAs typically involve the assignment, for a fee, of the right to sell substantially all the commercial advertising on a station. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. Under the FCC’s attribution policies, the licensee of a radio station selling more than 15% of the advertising of another radio station in the same market is considered to have an attributable interest in the other station. In contrast, television station JSAs are not attributable under the FCC’s policies. An FCC proceeding to extend attribution to television JSAs was initiated in 2004 but remains pending. Additionally, in the pending 2010 Quadrennial Review the FCC is considering attribution of television JSAs. In January 2011, we entered into a ten-year JSA with NPG of Idaho, Inc., a subsidiary of News Press Gazette Company, which owns and operates KIFI-TV, Idaho Falls, Idaho. Under the JSA, NPG provides certain services supporting the operation of our television station in Idaho Falls, KIDK-TV, and sells substantially all of the commercial advertising on our station.

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

Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, as amended (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to carry the primary digital broadcast channel, but not multicast programming channels, of local commercial television stations electing mandatory carriage. Except for certain small cable systems, must-carry signals broadcast in high definition must be carried on cable systems in high definition. To ensure that all cable subscribers, including those with analog television sets, continue to be able to view all must-carry broadcast stations, for a period of three years after the June 12, 2009, national digital transition, cable operators must (with the exception of certain small cable systems) either (i) provide analog cable subscribers with must-carry digital television signals in an analog format or (ii) provide subscribers using analog television sets with the necessary equipment to view the must-carry digital signals. These “viewability” requirements expired (or “sunset”) on June 12, 2012, and are no longer in effect, while the rest of the must-carry regime remains intact. In 2009, the U.S. Court of Appeals for the Second Circuit affirmed the constitutionality of the cable must-carry rules. The U.S. Supreme Court declined to review the Second Circuit’s decision.

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

Under the “carry-one, carry-all” provision of the Satellite Home Viewer Improvement Act, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) and the Satellite Television Extension and Localism Act of 2010 (“STELA”), a satellite carrier is generally required to retransmit the primary digital channel of all local television stations in a DMA if the satellite carrier chooses to retransmit the primary channel of any local television station in that DMA. Over a four-year period, ending February 17, 2013, satellite carriers were required to begin carrying such stations’ high definition signals without down-resolution. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. The most recent carriage election deadline was October 1, 2011, for the period January 1, 2012, through December 31, 2014.

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

Proposed Legislation and Regulation and Court Litigation.    Congress and the FCC may in the future adopt new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been considered in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. In addition, in connection with the American Recovery and Reinvestment Act of 2009, the FCC has reviewed various spectrum bands and has recommended that 120 MHz of spectrum in the bands currently licensed to television broadcasters be repurposed for wireless broadband services, and Congress enacted legislation to authorize the FCC to conduct incentive auctions whereby broadcasters may voluntarily give up their spectrum in exchange for payment. The FCC in late 2012 initiated a proceeding to implement the spectrum auction proposals, including a voluntary reverse auction of broadcast spectrum, repacking of the television band, and a forward auction of spectrum for wireless use. This spectrum auction proceeding remains pending. Also, in December 2010, Congress passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. In 2011, the FCC revised its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city; the FCC adopted rules pursuant to a statutory mandate which are now in effect and generally require television stations to acquire new equipment and ensure that the volume level of commercials match that of contiguous programming; the FCC adopted rules requiring certain video material to be closed captioned on websites if it first aired on television with closed captions; the FCC adopted rules requiring certain television stations to provide a certain amount of video described programming per calendar quarter; and the FCC adopted new rules that require stations to maintain extensive materials in on-line public inspection files.

In addition, legislation and regulations that directly or indirectly impact the operation of broadcast stations are now, or may become, the subject of court litigation. The National Association of Broadcasters (“NAB”) initiated litigation against the FCC related to certain aspects of its new on-line public file rules discussed above (particularly certain requirements related to political file records). In January 2013, the NAB asked the D.C. Circuit to hold this case in abeyance pending the FCC’s ruling on a petition for reconsideration of the on-line public file rules or for the FCC’s scheduled review the of the new rules to begin no later than July 2013. In addition, there are multiple copyright lawsuits pending related to certain internet video delivery services. Our Seattle television station, KOMO-TV, was being streamed without our consent, and currently we are a party to a lawsuit concerning such unauthorized streaming –WPIX Inc. et. al. v. ivi, Inc. and Todd Weaver. A federal district court enjoined ivi’s streaming in this case—a decision which was upheld by the Second Circuit in August 2012. On December 21, 2012, ivi filed a petition seeking review of this decision by the U.S. Supreme Court. The Court has not yet indicated if it will hear the appeal. Meanwhile, a federal district court in New York in July 2012 denied a request by the major broadcast networks for a preliminary injunction against the internet streaming service Aereo, which was retransmitting signals without consent. Then, on December 27, 2012, a federal district court in California issued a preliminary injunction requested by the major broadcast networks against some aspects of the service Aereokiller, also the subject of copyright litigation. Needless to say, this is an active area of litigation with numerous pending cases. We cannot predict the outcome or the impact of these cases or any other matters that are now, or may become, the subject of court litigation.

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

The general economic recovery in the United States continued in 2012; however, factors such as high levels of unemployment, U.S. political gridlock and economic weakness and uncertainty in the Eurozone continued to create uncertainty about the strength and sustainability of the recovery. Any adverse change in economic conditions may again negatively affect our operating results and the broadcast industry in general by, among other things, reducing demand for local and national broadcast advertising and making it more difficult for customers to pay their accounts. In such an environment, we may experience downward pressure on our stock price and credit capacity without regard to our underlying financial strength. If high levels of market disruption and volatility return, our business, financial condition, results of operations and cash flows will likely be adversely affected, possibly materially. Because significant portions of our costs of services are fixed, we may be unable to materially reduce costs to offset any declines in our revenues. As a result, we could suffer net losses if economic conditions once again deteriorate. In particular, any renewed downturn in the national economy could result in decreased national advertising sales. If this happens, it could harm our results of operations because national advertising sales represent a significant portion of our television advertising net revenue. In addition, our ability to access the capital markets may be severely restricted which could reduce our flexibility to react to changing economic and business conditions. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Also, our cash balances, which are significantly lower as a result of the dividend we paid in October 2012, will not yield significant interest income in the current low-interest rate environment. Such conservation measures could include deferring capital expenditures and other discretionary uses of cash. Uncertainty about the sustainability of the current economic conditions could also add to the volatility of our stock price. We cannot predict the timing, magnitude or duration of any future economic downturn or any subsequent recovery.

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

•

the activities of our competitors, including increased competition from other forms of media, particularly network, cable television, direct satellite television and radio, over-the-top video, and the Internet;

•

the use of services and devices that allow viewers to minimize commercial advertisements, such as on-demand video programming, satellite radio, personal digital video recorders, and video streaming services such as Netflix and Hulu;

•

increased competition for the leisure time of audiences, including video-on-demand, video game consoles, personal computers, smart phones and tablet devices, Internet-delivered audio and video programming, and other forms of home entertainment;

•	changes in the makeup of the population in the areas where our stations are located;

•	the level of consumer confidence;

•	the level of political advertising spending;

•	advertisers’ budgets, which are affected by broad economic trends;

•	the size and demographic characteristics of our markets, especially the Pacific Northwest region; and

•	other factors that may be beyond our control.

In addition, our results are subject to seasonal fluctuations, and as a result, second and fourth quarter broadcasting revenue is typically greater than first and third quarter broadcasting revenue. This seasonality is primarily attributable to increased consumer advertising in the spring and then increased retail advertising in anticipation of holiday season spending. Furthermore, revenue from political advertising is cyclical, with political revenue typically higher in even-numbered years compared to odd-numbered years, and varies based on the timing and competitiveness of federal, state, and local elections, as well as the presence of highly contested initiatives or ballot measures.

Also, the occurrence of natural disasters or other circumstances beyond our control may cause us to lose our ability to operate our stations or, if we are able to broadcast under such circumstances, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

Our board of directors is exploring and evaluating strategic alternatives for our company and this process may have an adverse impact on our business.

On January 10, 2013, we announced the decision of our board of directors to commence a formal process to explore and evaluate strategic alternatives, including the engagement of Moelis & Company to act as our financial advisor, which could result in, among other things, a sale of the company, a merger, consolidation, business combination or a disposition of a substantial portion of our assets. In connection with this process, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and may not result in the consummation of any transaction. If we are unable to effectively manage the process, our business, financial condition and results of operations could be materially and adversely affected.

We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to the future of our company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

In recent years, we have incurred losses. We cannot assure you that we will be able to maintain profitability in the future.

While we had income from continuing operations before income taxes of $21 million and $54.4 million in 2012 and 2011, respectively, as recently as 2009 we had a loss from continuing operations before income taxes of $13.7 million. We cannot assure you that our initiatives to improve our operating performance will be successful or that we will be able to maintain profitability in the future, especially given the current uncertain state of the national and regional economies and its effect on advertising revenues.

Unfavorable resolution of tax returns and positions could adversely affect our tax expense and our results of operations, cash flows and financial condition.

Our tax returns and positions are subject to review and audit by federal, state, and local taxing authorities and the tax authorities have challenged, may in the future challenge certain of our tax positions as a result of examinations. The U.S. federal statute of limitations remains open for the year 2008 and onward. In 2011, the IRS completed its field examination of our 2008 and 2009 U.S. tax returns and we agreed to a final settlement that required us to pay $168,000 plus $5,000 in interest expense. The IRS completed its field examination of our 2006 and 2007 U.S. tax returns in June 2009 and we paid $856,000 for the settlement of this examination, as well as $31,000 in interest expense. The State of California and Oregon conducted an audit of our 2007 and 2008 state tax returns. In October 2012, we received letters from the State of California, including a closing letter agreeing with our non-business income position subject to additional review, and an additional letter closing the 2007 examination. In November 2011, we received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with our treatment of the proceeds from our 2007 and 2008 sales of Safeco Corporation stock and dividends received. We continue to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require us to make additional tax payments, which could materially affect our effective tax rate. An unfavorable outcome of a tax audit could result in higher tax costs and payments, thereby negatively impacting our results of operations and cash flows. If our tax positions reflected in our federal, state and local tax returns are challenged by the tax authorities, the final disposition of any such challenges by the tax authorities could require us to make additional tax payments and incur additional costs for tax legal and advisory services. Such a resolution could also materially affect our effective tax rate for future periods.

Difficulties in the automotive, retail and other key advertising categories could materially affect our results and the value of our common stock.

A significant portion of our revenue consists of advertising by companies in the retail and automotive sectors, two sectors that experienced extreme difficulties as recently as 2009. While both industries experienced continued improvement in 2012, renewed difficulties in these and other key industries could adversely affected total advertising expenditures in the United States. Reductions in spending by these and other industries over the course of 2013 could adversely affect our results of operations and cash flows, and the value of our common stock.

The non-renewal, modification, or cancellation of affiliation agreements with major television networks, could harm our operating results.

For our television stations that are affiliated with one of the four major television networks, such affiliation has a significant impact on the composition of the station’s programming, revenue, expenses and operations. In some instances, network affiliation agreements are not renewed, or in limited circumstances, may be cancelled by the network. For example, if a network acquires a television station in a market in which we own a station affiliated with that network, the network will likely decline to renew the affiliation agreement for our station in that market.

Our two largest television stations, KOMO-TV, which broadcasts in Seattle, Washington, and KATU, which broadcasts in Portland, Oregon, have affiliation agreements with ABC Network with current terms expiring in August 2014. The major network affiliations for our television stations other than KOMO-TV and KATU are with CBS or FOX. Our affiliation agreements with CBS generally expire in February 2016. Our FOX affiliation agreement at KBFX-CD in Bakersfield, California expires in June 2014 and our FOX agreement with KXPI in Idaho Falls, Idaho expires in June 2015. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. While we generally expect to renew our affiliation agreements prior to their expiration, there can be no assurances that we will do so, or on terms that are beneficial to us. Any modification, cancellation, or eventual non-renewal of any of these agreements could harm our operating results. Some of the networks with which our stations are affiliated may require as a condition to the renewal of affiliation agreements, among other things, increased cash payments to the network or other potential terms that could be detrimental to our business. Consequently, our affiliation agreements may not remain in place under existing terms and any of the networks may not continue to provide programming to our stations on the same basis as it currently provides programming. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

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

Long-term consequences are more difficult to assess, due to the cyclical nature of each of the four major network’s audience share and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. There can be no assurances that any future affiliation agreement will be obtainable on favorable economic terms or other conditions, nor that any network will not change the type, quality, or quantity of programming provided to us in a way that could be detrimental to our operations.

Our operating results are dependent on the success of programming aired by our television and radio stations, which depends in part upon factors beyond our control.

Our advertising revenues are dependent on the success and popularity of our local, network and syndicated programming. We make significant commitments to acquire rights to television and radio programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising to cover the costs of the program. In some instances, we may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our primary Seattle and Portland television stations, which accounted for approximately 62% of our television broadcasting revenue in 2012, are affiliated with the ABC Network. Twelve of our television stations are affiliated with one of the four major television networks, including ABC, six of our television stations are affiliated with Univision and one with MundoFox (both Spanish language), and the remainder are independent or subscribe to various programming services. Any performance decline by ABC, CBS, or other networks or network program suppliers, could harm our business and operating results. We rely on our stations’ ratings points when determining the advertising rates that we receive. The use of new ratings technologies and measurements could adversely impact our program ratings and reduce advertising pricing and spending.

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

New technologies could continue to adversely affect our television and radio stations. Information delivery and programming alternatives including cable, direct satellite-to-home services, video provided by telephone companies, satellite radio, pay-per-view, over-the-top video, the Internet (including video streaming services such as Netflix and Hulu), digital video recorders and home video and entertainment systems, portable audio and video entertainment systems, and mobile phones have fractionalized television and radio audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable and satellite television programming services, Internet video streaming services and other emerging video distribution platforms have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, Internet video streaming services and other technological changes including the usage of video-on-demand have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, video-on-demand, and Internet video streaming services, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers.

In addition, video compression techniques permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting and cable satellite systems, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or the future results of our television businesses. If we do not effectively respond to these technological changes, we may be unable to effectively compete for advertising revenue and programming.

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

Recently, third parties have begun to stream broadcast programming over the Internet without permission from broadcast stations. This practice can dilute the value of our programming and adversely affect our stations’ results of operations. In at least one instance, programming from our Seattle television station, KOMO-TV, was being streamed without our consent, and currently we are a plaintiff in a lawsuit concerning such unauthorized streaming—WPIX Inc. et. al. v. ivi, Inc. and Todd Weaver. A federal district court enjoined ivi’s streaming—a decision which was upheld by the Second Circuit in August 2012. On December 21, 2012, ivi filed a petition seeking review of this decision by the U.S. Supreme Court. The Court has not yet indicated if it will hear the appeal. Litigation involving other video delivery services is also ongoing, as discussed above. We cannot predict the ultimate outcome of the litigation.

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

New mobile communications technologies are increasingly offering Internet broadband services using wireless spectrum. In connection with the FCC’s development of a National Broadband Plan—a plan the FCC was required to develop pursuant to the American Recovery and Reinvestment Act of 2009 to ensure widespread access to broadband capability throughout the United States—the FCC has expressed concern that the United States will not have spectrum sufficient to meet demand for wireless broadband services in the near future. The National Broadband Plan recommends that 120 MHz of spectrum in the bands currently allocated to television broadcasters be reallocated for wireless broadband services. Various scenarios are being considered, including voluntary reallocation of spectrum that broadcasters agree to surrender, which may be all or a portion of a particular station’s spectrum, and compensation to broadcasters from the proceeds from the auction of reallocated spectrum to other services (on February 22, 2012 the President signed into law legislation that authorizes the FCC to conduct such auctions). In December 2010, the FCC initiated a proceeding to begin its efforts to reallocate the television spectrum. This proceeding remains pending. One proposal in this proceeding is to establish a framework in which two or more television stations may share a single 6 MHz channel. In the meantime, the FCC in late 2012 initiated a proceeding to implement its spectrum auction proposals, including a voluntary reverse auction of broadcast spectrum, repacking the television band, and a forward auction of spectrum for wireless use. The spectrum auction proceeding remains pending. This repacking and reallocation could limit our ability to realize the full potential of digital television, including high definition, multicast programming, and mobile digital television. Related reductions in the quality or quantity of our services may impede our ability to compete for programming, diminish the size of our audience, or reduce our advertising revenues. We cannot predict the ultimate outcome of any proposals made in this or related proceedings; however, the reallocation of all or some portions of our television stations’ spectrum and increased competition from new mobile communications technologies could materially affect our operating results, financial condition, and stock price.

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

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. Compliance with and the effects of existing and future regulations could have a material adverse impact on us.

We are required to obtain licenses from the FCC to operate our radio and television stations. Issuance, renewal, assignment, and transfer of broadcast station operating licenses require FCC approval. Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period or denied under certain circumstances. FCC licenses for our various television and radio stations expire in 2014 or 2015. While the majority of licenses are renewed by the FCC, we cannot be assured that our licenses will be renewed at their expiration dates, or, if renewed, that the renewal terms will be for eight years. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected stations.

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

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has been enforcing the law in a subjective and arbitrary fashion which creates uncertainty as to our ability to comply with the rules (in particular during live programming) and impacts our programming decisions. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations. The maximum monetary penalty for the broadcast of obscene, indecent, or profane language or images is $325,000 for each “violation,” with a cap of $3 million for any “single act.” As discussed above, the U.S. Supreme Court in 2012 vacated certain indecency enforcement order on Due Process grounds but left intact the FCC’s indecency enforcement authority. At this time, there are numerous pending indecency complaints awaiting action or dismissal at the FCC. We cannot predict the outcome of the FCC’s indecency enforcement activity or policies or their effect on our operations.

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

Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been considered in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. As discussed above, the FCC has a proceeding underway to reallocate the television spectrum, and repack the television band and auction portions of the television spectrum. Also, in December 2010, Congress passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. In 2011, the FCC revised its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city; the FCC adopted rules pursuant to a statutory mandate which generally require television stations to acquire new equipment and ensure that the volume level of commercials match that of contiguous programming; the FCC adopted rules requiring certain television stations to provide a certain amount of video described programming per calendar quarter; and the FCC adopted rules that require stations to maintain extensive materials in on-line public inspection files.

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

We currently have approximately $53.4 million of goodwill and intangibles included in our total assets, which represents approximately 29% of our total assets. We test goodwill at the reporting unit level and intangible assets annually in October or whenever certain triggering events or circumstances occur, including, but not limited to changing business conditions and outlook, significant slowdown in the economic environment, and significant reduction in our market capitalization, indicating that goodwill or intangible assets might be impaired. For example, we recorded an impairment charge of $76.7 million during the fourth quarter of 2008. In recent years, declines in advertising revenues adversely affected investors’ outlooks on the market value of broadcasting companies including ours. Trends like this may be considered an indicator of impairment, and if they reemerge, they could require us to perform an impairment analysis in advance of our annual impairment testing. In addition, any significant shortfall in advertising revenue could lead to a downward revision in the fair value of certain reporting segments. If impairment is indicated as a result of future evaluations, we would record a further impairment charge in accordance with accounting rules, which would reduce any reported net income or increase any reported net loss for the period in which the charge is taken, and which could adversely affect the value of our common stock. We may need to take additional impairments in the future, and historical trends may not be indicative of our future impairments. As a result, we could recognize further impairments in future quarters on the approximately $53.4 million goodwill and intangibles currently included in our total assets.

Dependence on key personnel may expose us to additional risks.

Our business is dependent on the performance of certain key employees, including executive officers and senior operational personnel. While we have entered into change of control agreements with some of our key executives, we do not enter into employment agreements with most of our key executive officers. We also employ several on-air personalities who have significant loyal audiences in their respective markets, with whom we have entered into employment agreements. We cannot assure you that all such key personnel or on-air personalities will remain with us or that our on-air personalities will renew their contracts, particularly in light of our current strategic alternatives process. The loss of any key personnel could harm our operations and financial results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile. In particular, the volatility of our shares is influenced by lower trading volume and concentrated ownership relative to many of our publicly-held competitors, as well as the recent volatility in the stock market. For example, our closing stock price has ranged from a high of $37.60 per share to a low of $12.00 per share during the period between January 1, 2010 and February 15, 2013. Because several of our shareholders own significant portions of our outstanding shares, our stock is relatively less liquid and therefore more susceptible to large price fluctuations than many other companies’ shares. If these shareholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

Our stock price may fluctuate in response to a number of events and factors, including without limitation, quarterly variations in operating results; the outcomes of our review of strategic alternatives; announcements by us or our competitors; announcements relating to strategic decisions or key personnel; industry developments; service disruptions; acts of war, terrorism, or national calamities; changes in financial estimates and recommendations by security analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

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

Radio Segment Properties.    Our Seattle stations are located in Fisher Plaza, a facility which we sold in December 2011 and in which we currently lease space. Radio transmitting facilities and towers are owned by Fisher Broadcasting Company

We believe that the properties owned or leased by our operating subsidiaries are generally in good condition, well maintained and are adequate for present operations.

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

	Quarterly Common Stock Price Ranges
	2012		2011
Quarter	High	Low	High	Low
1st	$31.56	$28.10	$31.37	$22.15
2nd	$34.15	$27.78	$32.48	$25.37
3rd	$37.44	$28.52	$30.38	$21.93
4th	$37.43	$22.76	$31.00	$21.90

We estimate that at December 31, 2012, there were approximately 2,600 holders of our common stock, including holders whose stock is in nominee or “street name” accounts through brokers and other institutions.

Dividends

In September 2012, our Board of Directors declared a cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. On November 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, or approximately $1.3 million, which was paid on December 17, 2012 to holders of record on November 30, 2012. We did not declare cash dividends in 2011, 2010 or 2009.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of the impact of our debt covenants on dividends.

Share Repurchases

Following are our monthly stock repurchases for the fourth quarter of 2012, all of which were purchased as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in thousands)
October 1 - October 31, 2012	—	$—	—	$24,914
November 1 - November 30, 2012	88,462	$24.70	88,462	$22,729
December 1 - December 31, 2012	9,400	$24.88	9,400	$22,495

Total	97,862		97,862

The stock repurchases during the fourth quarter of 2012 were made pursuant to the plan publicly announced on December 16, 2011, to repurchase up to an aggregate of $25 million of our outstanding shares of common stock. This plan expired on December 31, 2012. However, on December 17, 2012, we announced that our Board of Directors had authorized the repurchase of up to $15 million of our outstanding common stock through a new repurchase program to be effective from January 1, 2013 through December 31, 2013.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filing under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S & P 500 Index, and a customized peer group of 12 companies listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

	12/07	12/08	12/09	12/10	12/11	12/12
Fisher Communications, Inc.	100.00	59.53	46.87	62.87	83.15	108.57
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	16.23	49.93	67.05	63.47	79.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1)	There are 12 companies included in the customized peer group which are: Acme Communications, Inc., Beasley Broadcast Group Inc., Belo Corp., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Gray Television Inc., LIN TV Corp., Radio One Inc., Saga Communications Inc., Salem Communications Corp. and Sinclair Broadcast Group Inc. Westwood One Inc. and Young Broadcasting Inc. were previously included in the peer group. Westwood One Inc. was acquired by another company and Young Broadcasting Inc. has been excluded as it is no longer publicly traded.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the Notes to Consolidated Financial Statements contained in this Form 10-K. The selected financial data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from historical consolidated financial statements not included herein. The selected consolidated financial data for 2008 does not reflect the reclassification of the six Great Falls, Montana radio stations as discontinued operations. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per-share amounts)
Revenue	$168,204	$163,968	$174,402	$132,374	$172,400

Net income (loss)
From continuing operations (2) (3) (4) (5) (6)	$13,194	$35,867	$9,604	$(9,230)	$46,746
From discontinued operations	—	568	142	(100)	(1,248)

Net income (loss)	$13,194	$36,435	$9,746	$(9,330)	$45,498

Per share data
Net income (loss) per share:
From continuing operations	$1.49	$4.06	$1.09	$(1.05)	$5.23
From discontinued operations	—	0.07	0.02	(0.01)	(0.12)

Net income (loss) per share	$1.49	$4.13	$1.11	$(1.06)	$5.11

Net income (loss) per share assuming dilution:
From continuing operations	$1.47	$4.03	$1.09	$(1.05)	$5.23
From discontinued operations	—	0.06	0.01	(0.01)	(0.12)

Net income (loss) per share	$1.47	$4.09	$1.10	$(1.06)	$5.11

Dividends declared per share	$10.15	$—	$—	$—	$3.50

	December 31,
	2012	2011	2010	2009	2008
Working capital (1)	$36,989	$110,870	$72,023	$76,527	$104,905
Total assets (1)	$181,024	$345,117	$320,892	$331,110	$369,157
Total debt (1)	$—	$61,834	$101,440	$122,050	$150,000
Stockholders’ equity (2) (3) (4) (5) (6)	$123,135	$202,045	$165,226	$155,472	$162,608

(1)	Includes current assets held for sale and liabilities of business held for sale in 2011.
(2)	Income from continuing operations in 2012 includes a $164,000 pre-tax gain resulting from the sale of real estate not essential to operations and a $1.5 million pre-tax loss on extinguishment of debt.
(3)	Income from continuing operations in 2011 includes a $40.5 million pre-tax gain resulting from the sale of Fisher Plaza, a $4.1 million pre-tax gain resulting from the sale of real estate not essential to operations and a $1.5 million pre-tax loss on extinguishment of debt.
(4)	Income from continuing operations in 2010 includes a $2.1 million pre-tax gain resulting from the exchange of assets with Sprint Nextel and $3.4 million pre-tax gain for insurance reimbursements as a result of the July 2009 Fisher Plaza fire and a $160,000 pre-tax loss on extinguishment of debt.
(5)	Loss from continuing operations in 2009 includes a $2.6 million pre-tax gain resulting from the exchange of assets with Sprint Nextel, a charge of $2.7 million for expenses incurred as a result of the July 2009 Fisher Plaza fire, net of reimbursements and a $3.0 million pre-tax gain on extinguishment of debt.
(6)	Income from continuing operations in 2008 includes a $152.6 million pre-tax gain resulting from the sale of 2.3 million shares of Safeco Corporation common stock, $2.1 million in dividends on the Safeco Corporation common stock and an impairment charge of $78.2 million for goodwill, intangibles and equity investment. We sold our remaining shares of Safeco Corporation common stock in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the period from 2010 through 2012.

Overview

We are an integrated media company. We own and operate 13 full power (including a 50%-owned television station) and seven low-power television stations and three owned radio stations (in addition to one managed radio station). Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington. We lease a significant amount of space at Fisher Plaza, a mixed-use facility in Seattle, Washington, that serves as the home for our corporate offices and our Seattle television, radio and internet operations. We had owned Fisher Plaza until its sale in December 2011. In connection with the sale, we leased-back our existing space for an initial 12-year term, as discussed in greater detail below.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. We have 13 television stations which are affiliated with one of the four major networks. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 62% percent of our television broadcasting revenue in 2012 and are affiliated with the ABC Television Network. Six of our television stations are affiliated with Univision (Spanish language) and the remainder of our television stations are independent or subscribe to various programming services. Our affiliation agreements with the ABC Television Network expire in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our FOX affiliation agreement for KBFX-CA in Bakersfield, California and KXPI-LP in Idaho Falls, Idaho, expires in June 2014 and in June 2015, respectively. Our affiliation agreement with Univision expires in December 2014. The non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our broadcasting operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments affect the comparability of our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

Special and Quarterly Cash Dividend.    In September 2012, our Board of Directors declared a cash dividend of $10.00 per common share, or approximately $88.8 million, which was paid on October 19, 2012 to holders of record on September 28, 2012. Additionally, on November 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, or approximately $1.3 million, which was paid on December 17, 2012 to holders of record on November 30, 2012.

Stock Repurchase Program.    In December 2011, our Board of Directors approved a 2012 stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of our outstanding shares of common stock. We repurchased and retired 100,852 shares for an aggregate cost of $2.5 million during the year ended December 31, 2012. The repurchase program expired at the end of 2012.

Local Marketing Agreement.     In June 2012, we amended our Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts our KOMO News Radio AM programming to FM listeners in the Seattle – Tacoma radio market. This LMA and related option agreement supersedes and terminates a previous LMA and option agreement between us and South Sound. Under the terms of the previous option agreement, we were obligated to pay South Sound up to approximately $1.4 million if we did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead we paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, pursuant to which we have the right to acquire the station until January 2017. The option agreement is non-refundable, but will be applied to the purchase price if we choose to exercise the option. The consideration for the option agreement is presented as other assets on consolidated balance sheet as of December 31, 2012. Advertising revenue earned under this LMA is recorded as operating revenue and LMA fees and programming expenses are recorded as operating costs.

Sale and Leaseback of Fisher Plaza.     In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza we entered into a Lease (the “Lease”) with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and we have the right to extend the term for three successive five-year periods. Our corporate headquarters, shared services and Seattle television, radio and internet operations continue to be located at Fisher Plaza. Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 did not and in future years will not, include any revenue, operating expense or depreciation from Fisher Plaza, and will include rent expense, related to the Lease with Hines.

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

Joint Sales Agreement.     Effective January 1, 2011, we entered into a ten year Joint Sales Agreement (“JSA”) with NPG of Idaho, Inc., a subsidiary of News Press & Gazette Company (“NPG”), that owns and operates KIFI-TV an Idaho Falls, Idaho television station. Under the agreement, NPG provides certain services supporting the operation of our television stations in Idaho Falls, KIDK-TV and KXPI-LP, and sells substantially all of the commercial advertising on our station. We pay NPG a non-material fixed fee pursuant to the agreement, and a performance bonus based on the stations’ results. Contemporaneously, with the JSA, we entered into an option agreement with NPG, whereby they have an option to acquire the stations until January 1, 2021.

ACME Agreement.     In March 2010, we entered into a three year consulting and license agreement with ACME Television, LLC (“ACME”) which was effective April 1, 2010. Under the terms of the agreement we provide consulting services to ACME’s The Daily Buzz television show and we also license certain assets of the program in order to produce unique content to be distributed on both traditional broadcast and newly created digital platforms. In conjunction with the agreement, we were granted an option to purchase the ownership rights to The Daily Buzz until September 30, 2012. We initially exercised the option to purchase the Daily Buzz show in the third quarter of 2012 and later revoked the option exercise in the fourth quarter of 2012 at no costs to us. This agreement does not meet the criteria for consolidation. Revenue earned under this agreement is recorded in revenue and programming and other expenses are recorded in operating costs.

Fisher Plaza Fire.    On July 2, 2009, an electrical fire contained within a garage level equipment room of the east building of our Fisher Plaza facility disrupted city-supplied electrical service to that building. All of the final repairs and equipment replacement were completed as of December 31, 2009. We incurred approximately $6.8 million of expenditures related to the Fisher Plaza fire, including remediation expenses of $3.7 million and capital expenditures of $3.1 million. There were no further expenses and no reimbursements related to the Plaza fire for the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, we received $223,000 and $3.4 million, respectively of insurance reimbursements.

Retransmission Agreements.    In the fourth quarter of 2008 and during 2009 we executed retransmission consent agreements with substantially all of our satellite and cable distribution partners. In the fourth quarter of 2011 we began the process of renewing these contracts and in the second quarter of 2012, we finalized the renewal of a significant portion of our retransmission consent contracts for the 2012-2014 cycles. Retransmission revenue was $22.2 million, $13.4 million and $12.2 million in 2012, 2011 and 2010, respectively.

Repurchase of Senior Notes.    In January 2012, we completed our redemption of $61.8 million aggregate principal amount (which represented the remaining outstanding balance) of our 8.625% senior notes due in 2014 (the “Senior Notes”) for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. A loss on extinguishment of debt was recorded, net of a charge for related unamortized debt issuance costs of $594,000, of approximately $1.5 million.

During 2011, we repurchased or redeemed $39.6 million aggregate principal amount of our Senior Notes for a total consideration of $40.6 million in cash plus accrued interest of $685,000. We recorded a loss on extinguishment of debt, net of a $466,000 charge for related unamortized debt issuance costs, of approximately $1.5 million for the year ended December 31, 2011.

During 2010, we repurchased $20.6 million aggregate principal amount of our Senior Notes for a total consideration of $20.5 million in cash plus accrued interest of $312,000. We recorded a loss on extinguishment of debt, net of a $317,000 charge for related unamortized debt issuance costs, of approximately $160,000 for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

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

Goodwill and indefinite-lived intangible assets.    Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, we rely primarily on our extensive knowledge of the market and, if considered appropriate, obtain appraisals from appraisers. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of pre-acquisition due diligence, including appraisals that may be obtained in connection with the acquisition or financing of the respective assets. We test for the potential impairment of goodwill and indefinite-lived intangible assets (broadcast licenses) at least annually, or whenever events indicate that an impairment may exist.

We evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill and indefinite-lived intangible asset test. For its annual impairment test performed in the fourth quarter of 2012, we early adopted amended FASB guidance which permits us to choose to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment we determine it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.

This step is referred to as “Step 0”. Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit or indefinite—lived intangible asset, as well as industry and macroeconomic factors. Reporting unit or indefinite-lived intangible asset specific factors are considered, including the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ or indefinite-lived intangible assets’ carrying amounts since the most recent impairment tests. We consider industry and macroeconomic factors, including growth projections from independent sources and significant developments or transactions within the industry, during the period of evaluation and assesses if the factors have a positive, neutral or negative impact on the fair value of each reporting unit or indefinite-lived intangible asset. After assessing those various factors, if it is determined that it is more likely than not that the fair value is less than its carrying amount, then the entity will need to proceed to the first step of the two-step impairment test.

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

The first step of the indefinite-lived intangible impairment test involves a comparison of the fair value with the net book value of the indefinite-lived intangible assets. If the net book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the net book value exceeds the implied fair value of the indefinite-lived intangible assets being tested.

Fair values for goodwill and indefinite-lived intangible assets are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings, respectively. These methods use future projections of cash flows from each of our reporting units and include, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital.

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

Revenue recognition.    Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. We may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We receive consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of our television stations. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed and collection is considered probable. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Website advertising revenue is recognized as services are delivered and collection is considered probable. Rentals from broadcast tower and real estate leases are recognized on a straight-line basis over the term of the lease.

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

The cost of this program is reported and accounted for in accordance with accounting rules that require significant assumptions regarding such factors as discount rates. We use an independent actuarial consulting firm to assist in estimating the supplemental retirement obligation and related periodic expenses. The discount rate used in determining the actuarial present value of the projected benefit obligation was 3.55% at December 31, 2012 and 4.48% at December 31, 2011. The rate of increase in future compensation was no longer applicable (due to freezing plan benefits for active participants). Although we believe that our estimates are reasonable for these key actuarial assumptions, future actual results could differ from our estimates. Changes in benefits provided by us may also affect future plan costs.

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

We assess the likelihood of the realizability of our deferred tax assets on a quarterly basis. As of December 31, 2012 and December 31, 2011, we had a valuation allowance of $411,000 and $480,000, respectively, on certain of our deferred tax assets. Due to the uncertainty of our ability to generate state taxable income, a full valuation allowance had been established on our deferred state tax assets in prior years; however, $1.8 million of our valuation allowance was released in 2011. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if our projections of future taxable income are reduced or if we do not perform at the levels that we project. This could result in an increase in our valuation allowance for deferred tax assets. We have state net operating losses expiring in 2014 through 2031.

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

We record interest and penalties related to income tax positions in interest expense. As of December 31, 2012 and 2011, we had $632,000 of unrecognized tax benefits, respectively, which includes the estimated usage of net operating losses from those years. No penalties or interest was accrued on the unrecognized tax benefit. If our unrecognized tax benefits were recognized $410,000 would impact our effective tax rate. No reserves for uncertain income tax positions were recorded for the year ended December 31, 2010.

Allowance for doubtful accounts.    We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. Our allowance for doubtful accounts is based on factors such as the level of past due balances for each business unit, as well as changes in current economic conditions.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued an ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The accounting update provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that this is the case, it is required to perform the currently prescribed two-step impairment test to identify potential impairment and measure the amount of impairment loss to be recognized for the indefinite-lived intangible asset (if any). This guidance is effective for our fiscal year beginning January 1, 2013, with early adoption permitted. We elected early adoption of the new guidance and determined that the effect of adopting this statement did not have an impact on our consolidated financial statements.

Consolidated Results of Operations

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%—owned television station) and our internet business. The radio segment includes the operations of our three radio stations and one managed radio station. Prior to 2012, we also included Fisher Plaza as a reportable segment which included the operations of a communications center located near downtown Seattle that serves as home for our Seattle-based television, radio and internet operations, our corporate offices, shared services and third-party tenants. In December 2011, we completed the sale of Fisher Plaza to Hines for $160.0 million in cash. Our corporate headquarters and Seattle-based television, radio and internet operations continue to be located at Fisher Plaza.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income from continuing operations” to measure the operating performance of our segments which represents income from continuing operations before depreciation and amortization, gain on sale of real estate, net, gain on sale of Fisher Plaza, net, Plaza fire reimbursements, net, and gain on exchange of assets, net. Additionally, the performance metric for segment income from continuing operations excludes the allocation of certain corporate expenses and rent expense for our lease at Fisher Plaza as management does not review our reportable segments with those allocations.

The following information presents our results of operations for the years ended December 31, 2012, 2011 and 2010 and variances between periods. Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Year Ended December 31,		2012 - 2011 Variance		Year Ended December 31,	2011 - 2010 Variance
(dollars in thousands, unaudited)	2012	2011	$	%	2010	$	%
Revenue
Television	$147,344	$128,548	$18,796	15%	$136,397	$(7,849)	(6%)
Radio	20,993	21,356	(363)	(2%)	23,759	(2,403)	(10%)
Fisher Plaza	—	14,289	(14,289)	(100%)	14,400	(111)	(1%)

Total segment revenue	168,337	164,193	4,144	3%	174,556	(10,363)	(6%)
Intercompany and other	(133)	(225)	92	41%	(154)	(71)	(46%)

Consolidated revenue	168,204	163,968	4,236	3%	174,402	(10,434)	(6%)
Direct operating costs
Television	56,419	54,630	(1,789)	(3%)	54,556	(74)	(0%)
Radio	9,326	9,524	198	2%	9,780	256	3%
Fisher Plaza	—	5,582	5,582	100%	5,816	234	4%

Total segment direct operation costs	65,745	69,736	3,991	6%	70,152	416	1%
Corporate and other	721	538	(183)	(34%)	464	(74)	(16%)

Consolidated	66,466	70,274	3,808	5%	70,616	342	0%
Selling, general and administrative expenses
Television	33,286	31,612	(1,674)	(5%)	33,679	2,067	6%
Radio	6,267	7,029	762	11%	9,359	2,330	25%
Fisher Plaza	—	439	439	100%	656	217	33%

Total segment selling general and admin. expenses	39,553	39,080	(473)	(1%)	43,694	4,614	11%
Corporate and other	17,598	16,281	(1,317)	(8%)	13,946	(2,335)	(17%)
Fisher Plaza rent	5,160	133	(5,027)	(3,780%)	—	(133)	n/a

Consolidated	62,311	55,494	(6,817)	(12%)	57,640	2,146	4%
Amortization of broadcast rights
Television	9,835	10,808	973	9%	11,877	1,069	9%
Segment income from continuing operations
Television	47,804	31,498	16,306	52%	36,285	$(4,787)	(13%)
Radio	5,400	4,803	597	12%	4,620	183	4%
Fisher Plaza	—	8,268	(8,268)	(100%)	7,928	340	4%

Total segment income from cont. operations	53,204	44,569	8,635	19%	48,833	(4,264)	(9%)
Corporate and other	(18,452)	(17,044)	(1,408)	(8%)	(14,564)	(2,480)	(17%)
Fisher Plaza rent	(5,160)	(133)	(5,027)	(3,780%)	—	(133)	na

Sub-total	29,592	27,392	2,200	8%	34,269	(6,877)	(20%)
Depreciation and amortization
Television	5,961	4,827	(1,134)	(23%)	7,666	2,839	37%
Radio	120	94	(26)	(28%)	241	147	61%
Fisher Plaza	—	3,611	3,611	100%	4,947	1,336	27%

Total segment depreciation and amortization	6,081	8,532	2,451	29%	12,854	4,322	34%
Corporate and other	909	1,032	123	12%	1,538	506	33%

Consolidated depreciation and amortization	6,990	9,564	2,574	27%	14,392	4,828	34%
Gain on sale of Real Estate	(164)	(4,089)	(3,925)	(96%)	—	4,089	na
Gain on sale of Fisher Plaza, net	—	(40,454)	(40,454)	(100%)	—	40,454	na
Plaza fire expenses (reimbursements), net	—	(223)	(223)	(100%)	(3,363)	(3,140)	(93%)
Gain on asset exchange, net	—	(32)	(32)	(100%)	(2,054)	(2,022)	(98%)

Income from continuing operations	22,766	62,626	(39,860)	(64%)	25,294	37,332	148%
Loss on extinguishment of senior notes, net	(1,482)	(1,477)	(5)	(0%)	(160)	(1,317)	(823%)
Other income, net	25	420	(395)	(94%)	217	203	94%
Interest expense	(309)	(7,195)	6,886	96%	(9,954)	2,759	28%

Income from continuing operations before income taxes	21,000	54,374	(33,374)	(61%)	15,397	38,977	253%
Provision (benefit) for income taxes	7,806	18,507	10,701	58%	5,793	(12,714)	(219%)

Income (loss) from continuing operations, net of income taxes	13,194	35,867	(22,673)	(63%)	9,604	26,263	273%
Income (loss) from discontinued operations, net of income taxes	—	568	(568)	(100%)	142	426	300%

Net income	$13,194	$36,435	$(23,241)	(64%)	$9,746	$26,689	274%

Revenue

The following table sets forth our main types of revenue by segment for the years ended December 31, 2012, 2011 and 2010;

(in thousands)	Year Ended December 31,
	2012	% change	% total revenue	2011	% change	% total revenue	2010	% total revenue
Core advertising (local and national)	$94,138	-3%	56%	$96,940	7%	59%	$90,227	52%
Political	17,986	274%	11%	4,809	-78%	3%	22,109	13%
Internet	4,929	-12%	3%	5,574	59%	3%	3,496	2%
Retransmission	22,207	66%	13%	13,404	10%	8%	12,194	7%
Trade, barter and other	8,084	3%	5%	7,821	-7%	5%	8,371	5%

TV	147,344	15%	88%	128,548	-6%	78%	136,397	78%
Core advertising (local and national)	19,434	-2%	12%	19,879	-8%	12%	21,500	12%
Political	540	19%	0%	453	-60%	0%	1,140	1%
Trade, barter and other	1,019	0%	1%	1,024	-8%	1%	1,119	1%

Radio	20,993	-2%	12%	21,356	-10%	13%	23,759	14%
Fisher Plaza	—	-100%	0%	14,289	-1%	9%	14,400	8%
Intercompany	(133)	-41%	0%	(225)	46%	0%	(154)	0%

Total Revenue	$168,204	3%	100%	$163,968	-6%	100%	$174,402	100%

Television.    Television revenue for 2012 increased $18.8 million, or 15%, to $147.3 million from $128.5 million in 2011. The increase was primarily due to a $13.2 million, or 274%, increase in political advertising revenue based on the 2012 election year and an $8.8 million, or 66%, increase in retransmission revenue as a result of finalizing the renewal of substantially all of our retransmission consent contacts for the 2012-2014 cycles in the second quarter of 2012. These increases were offset primarily by a combined decrease in core advertising and internet revenues of $3.4 million.

Increases in our largest advertising categories, automotive (increased 6%) and retail (increased 5%) were offset by decreases in professional services (decreased 6%) and telecom (decreased 3%), combined with overall decreases in other general advertising categories.

Television revenue for 2011 decreased $7.8 million, or 6%, from $136.4 million in 2010 to $128.5 million. The decrease was primarily due to a $17.3 million expected decrease in political advertising revenue based on 2011 being an off-cycle political year, partially offset by increases in core advertising revenue of $6.7 million, or 7%, internet revenue of $2.1 million, or 59%, and retransmission revenue of $1.2 million, or 10%. Increases in core advertising revenue were driven by increases in our top categories: automotive (increased 11%), professional services (increased 15%) and retail (increased 2%).

Revenues from our ABC-affiliated stations and our CBS-affiliated stations increased 16% and 17%, respectively, in 2012 as compared to 2011, due primarily to increases in retransmission revenue and political advertising revenue.

Revenues from our ABC-affiliated stations and our CBS-affiliated stations decreased 10% and 6%, respectively, in 2011 as compared to 2010, due primarily to decreases in political advertising revenue.

Radio.    Radio revenue in 2012 decreased $364,000, or 2%, from $21.3 million in 2011 to $20.9 million. The decrease was primarily due to a decline in core advertising revenue as a result of the general radio market decline. The decrease was offset by increases in political advertising revenue.

Radio revenue in 2011 decreased $2.4 million, or 10%, from $23.8 million in 2010 to $21.4 million. The decrease was primarily due to a decline in core advertising and political advertising revenue. The decreases in core advertising resulted primarily from the general radio market decline and further impacted by the conclusion of our ten year Joint Sales Agreement with KING FM, which was not renewed in the second quarter of 2011.

Fisher Plaza.    Fisher Plaza revenue in 2011 decreased from 2010 primarily due to the shorter period resulting from the sale of Fisher Plaza on December 15, 2011. This decrease in revenue was partially offset by base rent and garage revenue increases.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote programming for our television and radio segments and, for periods prior to 2012, costs to operate Fisher Plaza, which we sold in December 2011. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television.    Direct operating costs for the television segment in 2012 increased $1.8 million, or 3%, as compared with 2011. The increase resulted primarily from higher costs related to network programming fees.

Direct operating costs for the television segment in 2011 as compared to 2010 increased $74,000.

Radio.    Direct operating costs for the radio segment in 2012 decreased $198,000, or 2% as compared with 2011. The decrease was primarily due to a reduction in advertising costs for our radio stations and a decrease in music rights expenses as a result of an industry-wide legal settlement.

Direct operating costs for the radio segment in 2011 decreased $256,000, or 3%, as compared with 2010. The decrease was primarily related to lower compensation costs as a result of the new format for one of our stations.

Fisher Plaza.    Fisher Plaza is no longer a reportable segment in 2012. Fisher Plaza segment operating costs in 2011 decreased $234,000, or 4%, as compared with 2010 primarily due to the shorter period resulting from the sale of Fisher Plaza on December 15, 2011.

Corporate and other.    Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In 2012, non-segment direct operating costs increased $183,000 or 34% as compared to 2011 and increased $74,000, or 16%, in 2011 as compared to 2010.

Selling, general and administrative expenses

Television.    Selling, general and administrative expenses for the television segment in 2012 increased $1.7 million, or 5%, as compared to 2011 primarily due to a $1.4 million reduction in 2011 expenses resulting from vacation accrual savings related to our revised vacation policy, a $500,000 combined increase in audience survey and commissions costs, offset by a $600,000 decrease in bad debts expense.

Selling, general and administrative expenses for the television segment in 2011 decreased $2.1 million, or 6%, as compared to 2010 primarily due to $1.4 million credit related to a change in our vacation policy and a decrease of $900,000 as a result of a reduction in compensation and variable commission costs.

Radio.    Selling, general and administrative expenses for the radio segment in 2012 decreased $762,000, or 11%, as compared to 2011 primarily due to continued cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM.

Selling, general and administrative expenses for the radio segment in 2011 decreased $2.3 million, or 25%, as compared to 2010 primarily due to a decrease of $1.2 million in cost savings as a result of the non-renewal of our ten year Joint Sales Agreement with KING FM, a $291,000 decrease in commissions and a $254,000 credit related to a change in our vacation policy.

Corporate and other.    Corporate and other non-segment selling, general and administrative expenses consist primarily of corporate costs and various centralized functions. In 2012, non-segment selling, general and administrative expense increased $1.3 million, or 8%, as compared to 2011 primarily due to $1.8 million in costs associated with various strategic initiatives and an $878,000 increase in stock compensation expense resulting primarily from $702,000 in incremental charges due to the modification of stock awards in connection with our cash dividend in October 2012. In addition, 2011 expenses were reduced by vacation accrual savings of $423,000 related to our revised vacation policy.

Increases in 2012 expenses were offset by proxy contest costs of $1.6 million incurred in 2011, which did not recur in 2012.

In 2011, non-segment selling, general and administrative expense increased $2.5 million, or 18%, as compared to 2010 primarily due to costs incurred as a result of the proxy contest in connection with our 2011 annual election of directors of $1.6 million and employer matching contributions to our defined contribution plan.

Fisher Plaza rent.    In connection with the December 2011 sale of Fisher Plaza we entered into a lease with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. Fisher Plaza rent expense in 2012 was $5.2 million as compared with $133,000 in 2011 and reflects the costs associated with leasing a portion of Fisher Plaza which serves as our corporate headquarters and the location of our Seattle-based television, radio and internet operations.

Amortization of program rights

Television.    Amortization of program rights for the television segment in 2012 decreased $1.0 million, or 9%, as compared with 2011. The decrease in 2012 is consistent with decreases in 2011 as compared with 2010, primarily due to reduced obligations as a result of renegotiated contracts.

Depreciation and amortization

Television.    Depreciation expense for the television segment increased in 2012 as compared to 2011, due primarily to investments in our broadcasting equipment at KOMO and KATU. Depreciation for the television segment decreased in 2011 as compared to 2010, due to the change in fixed asset lives in 2011. Refer to Note 1 of our consolidated financial statements for further discussion of the change in fixed asset lives.

Radio.    Depreciation for the radio segment increased in 2012 as compared to 2011, due to investments in our radio broadcasting technology. Depreciation for the radio segment decreased in 2011 as compared to 2010, due to the change in fixed asset lives.

Fisher Plaza.    Depreciation for Fisher Plaza was eliminated in 2012 as a result of the sale of Fisher Plaza in December 2011. Depreciation expense for Fisher Plaza decreased in 2011 as compared to 2010, due to the assets being treated as held for sale and the cessation of depreciation during the fourth quarter when Fisher Plaza was sold on December 15, 2011.

Gain on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. In June 2012, we completed the sale of a real estate parcel not essential to current operations and received $253,000 in net proceeds. We recognized a gain on sale of real estate, net of $164,000.

In June 2011, we completed the sale of two real estate parcels in Seattle, Washington not essential to our current operations resulting in net proceeds of $4.2 million. We recognized a gain on sale of real estate, net of $4.1 million.

Gain on sale of Fisher Plaza, net

In December 2011, we completed the sale of Fisher Plaza to Hines for $160.0 million in cash. We received net proceeds of $156.1 million and recognized a gain on sale of Fisher Plaza, net of $40.5 million. Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 and in future years did not include any revenue, operating expense or depreciation from Fisher Plaza and included rent and common area expenses related to the lease with Hines.

Plaza fire expenses (reimbursements), net

In 2012, there were no further expenses or reimbursements related to the 2009 Fisher Plaza fire. Plaza fire expenses (reimbursements), net for the year ended December 31, 2011 represent net insurance reimbursements of $223,000 related to the Fisher Plaza fire. Plaza fire expenses (reimbursements), net for the year ended December 31, 2010 represent net insurance reimbursements of $3.4 million related to the Fisher Plaza fire.

Gain on asset exchange, net

Gain on asset exchange in 2012 decreased $32,000, or 100%, to zero as we did not incur any transactions resulting in such gains. In 2011, we incurred a net gain of $32,000 as compared with $2.1 million in 2010. This amount represents the substitute equipment received from Sprint Nextel and the costs of installing the equipment. Upon installation and use of the equipment, the gain net of disposals was recorded. See Note 18 to our consolidated financial statements for additional information on the asset exchange with Sprint Nextel.

Loss on extinguishment of senior notes, net

In 2012, we repurchased the remaining $61.8 million aggregate principal amount of our 8.625% Senior Notes due in 2014 (“Senior Notes”) for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs of approximately $594,000. As a result of the redemption of the remaining outstanding Senior Notes, we are no longer required to report financial information for our subsidiary guarantors of the Senior Notes.

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

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. In 2012 and 2011, this included interest income earned on our cash balances and other miscellaneous income.

Interest expense

Interest expense consists primarily of interest on our Senior Notes and amortization of loan fees. Interest expense in 2012 decreased $6.9 million, or 96%, as compared to 2011 primarily due to the repurchase or redemption of our remaining Senior Notes.

Interest expense in 2011 decreased $2.8 million, or 28%, as compared with 2010 primarily due to the repurchase or redemption of $39.6 million in aggregate principal amount of our Senior Notes during 2011.

Provision (benefit) for income taxes

Our effective tax rate in 2012 increased to 37.2% as compared to 34.0% in 2011 due to the release of $1.8 million of our valuation allowance during the fourth quarter of 2011, which benefited our 2011 effective tax rate. Our effective tax rate decreased to 34.0% in 2011, a rate lower than the statutory rate of 35%, as compared to 37.6% in 2010 due primarily to the release of $1.8 million of our valuation allowance during the fourth quarter of 2011.

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

We expect cash flows from operations to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next 12 months. In November 2012, we obtained a $30.0 million senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as Administrative Agent and Lender to fund potential future capital needs.

Cash on hand, the revolving credit facility together with operating cash flows are expected to provide the necessary funding of future capital needs related to our November 19, 2012, Asset Purchase Agreement (the “Purchase Agreement”) with Newport Television LLC and Newport Television License LLC to acquire, subject to prior approval from the FCC, operating assets of television station KMTR(TV), together with certain related satellite stations which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million.

Capital Resources

Cash and Cash Equivalents.    Cash and cash equivalents were approximately $20.4 million as of December 31, 2012 compared to $143.0 million as of December 31, 2011. The net decrease in cash and cash equivalents of $122.6 million was primarily due to our redemption of the remaining $61.8 million of outstanding principal of our senior notes in January 2012, cash dividends paid of $90.4 million, investments made in property, plant and equipment and broadcast stations of approximately $11 million and the repurchase of common stock of $2.5 million. Such decreases were offset by net proceeds from the maturity and sale of debt security investments of $33.4 million and net cash provided by operating activities of $9.6 million, which includes income tax payments, net, of $21.7 million related to the gain on sale of Fisher Plaza.

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

We recorded approximately $3.1 million of current taxes payable as of December 31, 2012 based on our expected tax payment for 2012.

Operating activities

Net cash provided by operating activities in 2012 of $9.6 million consisted of our net income of $13.2 million, adjusted for non-cash charges of $21.3 million which consisted primarily of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets and gain on the sale of real estate, offset by a $15.1 million decrease in working capital, which includes income tax payments, net, of $21.7 million and $9.8 million of payments for broadcast rights.

Net cash provided by operating activities in 2011 of $13.4 million consisted of our net income of $36.4 million, adjusted by non-cash charges of $27.8 million which primarily consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets, real estate and Fisher Plaza and the loss on extinguishment of Senior Notes and a $15.9 million increase in working capital, offset by $11.1 million of payments for broadcast rights.

Net cash provided by operating activities in 2010 of $39.7 million consisted of our net income of $9.7 million, adjusted by non-cash charges of $30.1 million which primarily consisted of depreciation and amortization, amortization of broadcast rights, stock-based compensation, loss on disposal of fixed assets, gain on exchange of assets and the loss on extinguishment of Senior Notes and an $11.9 million increase in working capital, offset by $12.0 million of payments for broadcast rights.

Investing activities

Debt Security Investments.    During 2012, we purchased $82.7 million in debt security investments with the cash proceeds generated from the sale of Fisher Plaza. Corresponding with our Board of Directors’ August 2012 declaration of a $10.00 per common share cash dividend, we announced our intention to fund the dividends from existing cash and our debt security investments. As a result of these declarations, on September 30, 2012, we reclassified our entire portfolio of debt security investments classified as held-to-maturity, which consisted of U.S. treasury securities, to available for sale. During 2012, $116.1 million in debt security investments both matured and were sold to fund the special cash dividend. As of December 31, 2012, $3.5 million in debt security investments are reflected as restricted cash in our consolidated balance sheet.

Net cash provided by investing activities during 2012 was $23.0 million compared to net cash provided by investing activities during 2011 of $116.5 million. During 2012, cash flows related to investing activities consisted primarily of the purchase and subsequent maturity and sale of short-term debt securities, purchases of property, plant and equipment of $8.9 million and $2.2 million in deposits and options to acquire radio and television businesses.

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

Financing activities

Net cash used in financing activities in 2012 was $155.2 million primarily due to the retirement of the remaining $61.8 million aggregate principal amount of our Senior Notes for total consideration of $62.7 million and the payment of $90.4 million in cash dividends and $2.5 million related to the repurchase of our common stock.

Net cash used in financing activities in 2011 was $39.9 million primarily due to the retirement of $39.6 million aggregate principal amount of our Senior Notes for total consideration of $40.6 million in cash.

Net cash used in financing activities in 2010 was $20.7 million primarily due to the retirement of $20.6 million aggregate principal amount of our Senior Notes for total consideration of $20.5 million in cash.

Credit facility.    In November 2012, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and Lender, for a $30 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility will mature in 2017. In addition to the $30 million revolving credit facility, the Credit Agreement provides for a subfacility for the issuance of standby letters of credit in an amount to be determined by JPMorgan and us.

Borrowings under the Credit Facility will accrue interest at a variable rate. The interest rate will be calculated using either an Alternate Base Rate (“ABR”) or the Eurodollar Rate, plus, in each case, an applicable margin determined by our leverage ratio in accordance with the terms of the Credit Agreement. The ABR is equal to the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City (the “Prime Rate”), (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate applicable for an interest period of one month plus 1.00%.

Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries, except for those that are prohibited by law, rule or regulation from guaranteeing the Credit Facility. Collateral for the Credit Facility includes substantially all of our tangible and intangible assets and the guarantors, but excludes rights in programming agreements, network affiliation agreements, permits, leases and licenses that preclude such pledge (whether by contract or applicable law), the percentage of ownership interest in foreign subsidiaries that could reasonably be expected to result in adverse tax consequences, and real property. We have also granted a negative pledge with respect to our real property.

The Credit Agreement contains customary affirmative and negative covenants for comparable financings, including but not limited to, limitations on liens, indebtedness, investments, mergers and other fundamental changes, sales and other dispositions and dividends and other distributions. The Credit Agreement also contains customary events of default and remedies in the event of an occurrence of an event of default, including the acceleration of any amounts outstanding under the Credit Agreement. Additionally, the Credit Agreement includes certain customary conditions that must be met for us to borrow under the Credit Facility.

Under the Credit Agreement, we are required to maintain certain financial ratios, including a leverage ratio and fixed charge coverage ratio. During the third and fourth quarter 2012, we incurred costs of approximately $246,000 directly related to obtaining the Credit Facility. These costs have been deferred on the balance sheet in “other assets” and are being amortized to interest expense over the life of the Credit Facility. As of December 31, 2012, we had no outstanding indebtedness under the Credit Facility.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Broadcast Rights	$18,270	$5,584	$10,820	$1,593	$273
Capital Lease Obligations	1,620	1,012	608	—	—
Operating Lease Obligations	46,526	4,536	8,170	7,911	25,909
Other Obligations	3,708	500	1,000	708	1,500

	$70,124	$11,632	$20,598	$10,212	$27,682

Commitments for broadcasting rights consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Other obligations represent rights to sell available advertising time on third party radio stations through 2013. This contractual obligation table does not include personal service contracts, as discussed below.

In the ordinary course of our broadcasting business, we enter into personal services contracts (the “PSCs”) with many of our station-level employees. Our aggregate contractual obligation under such existing PSCs as of December 31, 2012 is approximately $13.6 million and such PSCs have expirations ranging from 2013 through 2015.

We currently expect to fund these commitments primarily with operating cash flows generated in the normal course of business, as well as cash, cash equivalents and short-term investments. However, we may in the future be required to finance these commitments through the use of bank borrowings or the issuance of debt and/or equity securities.

We record interest and penalties related to income tax positions in interest expense. As of December 31, 2012 and 2011, we had $632,000 of uncertain tax positions and no penalties or interest was accrued. No reserves for uncertain income tax positions were recorded for the years ended December 31, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The market risk in our consolidated financial instruments represents the potential loss arising from adverse changes in financial rates. We are currently exposed to market risk in the areas of interest rates. This exposure is directly related to our normal funding activities.

At December 31, 2012 we had no fixed interest rate debt. At December 31, 2011, all of our debt was at a fixed interest rate and totaled $61.8 million. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at December 31, 2011 was approximately $62.9 million, which was approximately $1.1 million more than its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of December 31, 2011, amounted to approximately $1.3 million. Fair market values are determined based on estimates made by investment bankers based on the fair value of our fixed interest rate debt. For fixed-rate debt, interest rate changes do not impact financial position, operations or cash flows.

At December 31, 2012 and 2011, the reported fair value of our debt security investments was $3.5 million and $36.9 million, respectively. The primarily objective of these investments was to preserve principal and liquidity. A hypothetical 10% change in interest rates as of December 31, 2012 and 2011 would not have had a significant impact on the fair value of our investment portfolio as of that date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statement and related schedules listed in the index set forth in Item 15 in this report are filed as part of this report and are incorporated herein by reference.

Quarterly financial information for 2012 and 2011 is included in Note 20 to our consolidated financial statements and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended December 31, 2012. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal year ended December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2012, Fisher Communications, Inc.’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

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

The information required by this Item will be contained in the sections entitled “Information With Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Regarding the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

The information required by this Item will be contained in the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “2012 Grants of Plan-Based Awards Table,” “2012 Outstanding Equity Awards at Fiscal-Year End Table,” “2012 Option Exercises and Stock Vested Table,” “Potential Payments upon Termination of Employment or Change of Control,” “Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans,” “2012 Non-Employee Director Compensation” and “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

The Company maintains two incentive plans: (i) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (ii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” together with the 2001 Plan, the “Plans”). The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2012, awards, options and rights for 295,067 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to eligible key management employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2012, awards, options and rights for 423,789 shares had been issued, net of forfeitures, from the 2008 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	417,083	(1)	$12.86	(2)	138,595	(3)(4)
Equity compensation plans not approved by security holders	—		—		—

Total	417,083	(1)	$12.86	(2)	138,595	(3)(4)

(1)	Includes 253,316 shares subject to outstanding stock options and 163,767 outstanding restricted stock rights under the 2001 Plan and the 2008 Plan.
(2)	Includes restricted stock rights, which have no exercise price. The weighted-average exercise excluding the restricted stock rights is $21.17.
(3)	Represents shares available under the 2008 Plan. In addition to stock options, the 2008 Plan permits the granting of stock appreciation rights, stock awards, restricted stock, restricted stock units, performance shares, performance units and other stock or cash-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2008 Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.
(4)	Non-employee directors receive an annual grant under the 2008 Plan of restricted stock units with a value of $45,000. In addition, non-employee directors are permitted to elect to receive all or any portion of their annual retainer, committee chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award under the 2008 Plan determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading day of each quarter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the sections entitled “Transactions with Related Persons,” “Review, Approval or Ratification of Transactions with Related Persons,” “Information With Respect to Nominees and Directors Whose Terms Continue,” “Director Independence” and “Information Regarding the Board of Directors and its Committees” of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fisher Communications, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 4, 2013

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per-share amounts)	2012	2011	2010
Revenue	$168,204	$163,968	$174,402

Operating expenses
Direct operating costs (exclusive of depreciation and amortization and amortization of broadcast rights)	66,466	70,274	70,616
Selling, general and administrative expenses	62,311	55,494	57,640
Amortization of broadcast rights	9,835	10,808	11,877
Depreciation and amortization	6,990	9,564	14,392
Gain on sale of real estate, net	(164)	(4,089)	—
Gain on sale of Fisher Plaza, net	—	(40,454)	—
Plaza fire reimbursements, net	—	(223)	(3,363)
Gain on asset exchange, net	—	(32)	(2,054)

Total operating expenses	145,438	101,342	149,108

Income from continuing operations	22,766	62,626	25,294
Loss on extinguishment of senior notes, net	(1,482)	(1,477)	(160)
Other income, net	25	420	217
Interest expense	(309)	(7,195)	(9,954)

Income from continuing operations before income taxes	21,000	54,374	15,397
Provision for income taxes	7,806	18,507	5,793

Income from continuing operations, net of income taxes	13,194	35,867	9,604
Income from discontinued operations, net of income taxes	—	568	142

Net income	$13,194	$36,435	$9,746

Net income per share:
From continuing operations	$1.49	$4.06	$1.09
From discontinued operations	—	0.07	0.02

Net income per share	$1.49	$4.13	$1.11

Net income per share assuming dilution:
From continuing operations	$1.47	$4.03	$1.09
From discontinued operations	—	0.06	0.01

Net income per share	$1.47	$4.09	$1.10

Weighted average shares outstanding	8,860	8,829	8,796

Weighted average shares outstanding assuming dilution	8,948	8,904	8,843

Dividends declared per share	$10.15	$—	$—

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Year Ended December 31,
	2012	2011	2010
Net income	$13,194	$36,435	$9,746

Other comprehensive income (loss):
Accumulated loss	(2,245)	(1,756)	(1,001)
Effect of income taxes	831	644	350
Prior service cost	60	60	60
Effect of income taxes	(22)	(22)	(21)
Unrealized gains on available for sale securities	13	—	—
Effect of income taxes	(5)	—	—

Other comprehensive loss	(1,368)	(1,074)	(612)

Comprehensive income	$11,826	$35,361	$9,134

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per-share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$20,403	$143,017
Short-term investments	—	33,481
Receivables, net	28,243	32,402
Income taxes receivable	834	117
Deferred income taxes, net	1,062	1,825
Prepaid expenses and other	3,629	3,062
Broadcast rights	6,690	6,789

Total current assets	60,861	220,693
Restricted cash	3,624	3,594
Cash surrender value of life insurance and annuity contracts	18,100	17,278
Goodwill, net	13,293	13,293
Intangible assets, net	40,072	40,307
Other assets	5,208	5,006
Deferred income taxes, net	711	3,367
Assets held for sale	—	658
Property, plant and equipment, net	39,155	40,921

Total Assets	$181,024	$345,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$61,834
Accounts payable	1,496	3,754
Accrued payroll and related benefits	4,200	4,660
Interest payable	—	1,556
Broadcast rights payable	6,488	6,541
Income taxes payable	3,060	21,468
Current portion of accrued retirement benefits	1,368	1,302
Other current liabilities	7,260	8,708

Total current liabilities	23,872	109,823
Deferred income	8,338	10,036
Accrued retirement benefits	22,574	20,525
Other liabilities	3,105	2,688

Total liabilities	57,889	143,072

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,782,174 and 8,832,177 issued and outstanding at December 31, 2012 and 2011, respectively	10,978	11,040
Capital in excess of par	14,444	14,679
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(4,702)	(3,288)
Prior service cost	(24)	(62)
Unrealized gains on available for sale securities	8	—
Retained earnings	102,431	179,676

Total Stockholders’ Equity	123,135	202,045

Total Liabilities and Stockholders’ Equity	$181,024	$345,117

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances, December 31, 2009	8,762,383	$10,953	$12,086	$(1,664)	$134,097	$155,472
Cumulative adjustment due to consolidation of equity investee, net of taxes	—	—	—	—	(602)	(602)
Net income	—	—	—	—	9,746	9,746
Other comprehensive loss	—	—	—	(612)	—	(612)
Stock-based compensation	—	—	1,342	—	—	1,342
Issuance of common stock under awards, rights and options and related tax benefit	28,016	35	(155)	—	—	(120)

Balances, December 31, 2010	8,790,399	10,988	13,273	(2,276)	143,241	165,226
Net income	—	—	—	—	36,435	36,435
Other comprehensive loss	—	—	—	(1,074)	—	(1,074)
Stock-based compensation	—	—	1,580	—	—	1,580
Issuance of common stock under awards, rights and options and related tax benefit	41,778	52	(174)	—	—	(122)

Balances, December 31, 2011	8,832,177	$11,040	$14,679	$(3,350)	$179,676	$202,045
Net income	—	—	—	—	13,194	13,194
Cash dividends declared	—	—	—	—	(90,439)	(90,439)
Repurchase of common stock	(100,852)	(126)	(2,384)	—	—	(2,510)
Other comprehensive loss	—	—	—	(1,368)	—	(1,368)
Stock-based compensation	—	—	2,458	—	—	2,458
Issuance of common stock under awards, rights and options and related tax benefit	50,849	64	(309)	—	—	(245)

Balances, December 31, 2012	8,782,174	$10,978	$14,444	$(4,718)	$102,431	$123,135

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Operating activities
Net income	$13,194	$36,435	$9,746
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,990	9,564	14,392
Deferred income taxes, net	3,418	(3,960)	4,933
Loss on extinguishment of senior notes, net	594	466	160
Loss in operations of equity investees	191	250	86
Loss on disposal of property, plant and equipment	114	274	284
Gain on exchange of assets, net	—	(32)	(2,054)
Gain on sale of radio station, net	—	(1,062)	—
Gain on sale of real estate, net	(164)	(4,089)	—
Gain on sale of Fisher Plaza, net	—	(40,454)	—
Amortization of deferred financing fees	23	296	407
Amortization of deferred gain on sale of Fisher Plaza	(759)	(30)	—
Amortization of debt security investment premium	74	—	—
Amortization of non-cash contract termination fee	(1,461)	(1,461)	(1,461)
Amortization of broadcast rights	9,835	10,808	11,877
Payments for broadcast rights	(9,804)	(11,069)	(11,963)
Stock-based compensation	2,458	1,580	1,342
Change in operating assets and liabilities, net
Receivables	4,159	(1,596)	(2,964)
Prepaid expenses and other	279	(198)	2,023
Cash surrender value of life insurance and annuity contracts	(821)	1,617	(962)
Other assets	164	1,605	8
Accounts payable, accrued payroll and related benefits and other current liabilities	(56)	(4,095)	4,170
Interest payable	(1,556)	(996)	(606)
Income taxes receivable and payable	(19,124)	22,703	10,571
Accrued retirement benefits	736	654	365
Other liabilities	1,151	(3,770)	(686)

Net cash provided by operating activities	9,635	13,440	39,668

Investing activities
Increase in restricted cash	—	(3,594)	—
Investment in equity investee	(121)	(147)	(48)
Net cash in consolidation of equity investee	—	—	75
Purchase of held to maturity debt security investments	(82,733)	(33,481)	—
Purchase of investment in a radio station	(750)	—	—
Purchase of option to acquire a radio station	(615)	(185)	—
Deposits paid for purchase of television stations	(850)	—	—
Purchase of property, plant and equipment	(8,903)	(8,135)	(9,990)
Proceeds from sale of available for sale debt security investments	66,328	—	—
Proceeds from maturity of available for sale debt security investments	6,200	—	—
Proceeds from sale of held to maturity debt security investments	7,628	—	—
Proceeds from maturity of held to maturity debt security investments	35,967	—	—
Proceeds from sale of radio station	—	1,807	—
Proceeds from sale of real estate	825	4,164	—
Proceeds from sale of Fisher Plaza	—	156,111	—

Net cash provided by (used in) investing activities	22,976	116,540	(9,963)

Financing activities
Repurchase of senior notes	(61,834)	(39,606)	(20,453)
Repurchase of common stock	(2,510)	—	—
Shares settled upon vesting of stock rights	(438)	(292)	(121)
Payments on capital lease obligations	(196)	(181)	(168)
Proceeds from exercise of stock options	69	75	—
Excess tax benefit from exercise of stock awards	123	96	—
Cash dividends paid	(90,439)	—	—

Net cash used in financing activities	(155,225)	(39,908)	(20,742)

Net increase (decrease) in cash and cash equivalents	(122,614)	90,072	8,963
Cash and cash equivalents, beginning of period	143,017	52,945	43,982

Cash and cash equivalents, end of period	$20,403	$143,017	$52,945

Supplemental disclosures:
Cash (paid) received for income taxes, net	$(21,732)	$626	$10,013
Cash paid for interest	$1,865	$7,896	$10,089

See accompanying notes to consolidated financial statements.

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Operations and Significant Accounting Policies

The principal operations of Fisher Communications, Inc. and subsidiaries (the “Company”) are television and radio broadcasting. Prior to its sale on December 15, 2011, the Company also owned and operated Fisher Plaza in Seattle, Washington, a mixed-use facility that houses a variety of office, retail, technology and other media and communications companies. The Company conducts its business in Washington, Oregon, Idaho and California. A summary of significant accounting policies is as follows:

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

Revenue recognition.     Television and radio revenue is recognized, net of advertising agency commissions, when the advertisement is broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed or determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. The Company may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. The Company receives consideration from certain satellite, cable and wireless providers in return for consent to the retransmission of the signals of the Company’s television stations. Revenues from retransmission consent and satellite transmission services are recognized when the service is performed and collection is considered probable. Revenue from production of broadcast media content is recognized when a contracted production is available for distribution. Website advertising revenue is recognized as services are delivered and collection is considered probable. Rentals from broadcast tower and real estate leases are recognized on a straight-line basis over the term of the lease.

Termination of national advertising representation firms.     Broadcasters may periodically terminate existing agreements with national advertising representation firms; under such circumstances, the successor firm generally satisfies the broadcaster’s contractual termination obligation to the predecessor firm with no cash payment made by the broadcaster. When the Company terminates national advertising representation agreements with contractual termination penalties, the Company recognizes a non-cash termination charge to selling, general and administrative expenses and amortizes the resulting liability as a reduction of expense over the term of the new agreement. In the second quarter of 2008, the Company recognized a net non-cash termination charge of $5.0 million and will recognize a non-cash benefit over the five year term of the new agreement which expires in April 2013.

Cash and cash equivalents.     The Company considers all highly liquid investments that have maturities at the date of purchase of 90 days or less to be cash equivalents. The Company’s cash equivalents comprise primarily of United States Treasury obligations.

Short-term investments.     The Company’s short-term debt security investments are comprised of investments in United States Treasury securities with original maturities of greater than 91 days but less than one year. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported at amortized cost and are not remeasured to fair value on a recurring basis. Investments are carried at amortized cost, and interest income is recorded using an effective interest rate with the associated discount or premium amortized to interest income, which is reported in “Other income, net” in the consolidated statements of operations.

Fair value for these investments are estimated using best available evidence including broker quotes, prices for similar investments, interest rates and credit risk. Investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the investment carrying value. No impairments on the short-term investments have been recorded. See Note 3.

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

Investments.     Investments in equity investees represent investments in entities for which the Company does not have controlling interest, but has significant influence. Such investments are accounted for using the equity method of accounting. Investments in which the Company does not have a controlling interest or significant influence are accounted for using the cost method of accounting. The Company’s investments in equity and cost method investees are included in other assets on the consolidated balance sheets. The Company’s share of each equity method investment in equity investee’s earnings (losses) is included in other income, net on the consolidated statements of operations. An impairment on the investment in equity investee is recognized if the decline in value is other than temporary. As of December 31, 2012 and 2011, the carrying values of the Company’s equity method investments were $1.5 million and $1.6 million, respectively. As of December 31, 2012 and 2011 the carrying value of the Company’s cost method investments was $2.3 million and $1.5 million, respectively.

Goodwill and indefinite-lived intangible assets.     Goodwill represents the excess of purchase price of certain media properties over the fair value of acquired tangible and identifiable intangible net assets. Indefinite-lived intangible assets consist of certain television licenses. In making estimates of fair values for the purposes of allocating the purchase price, the Company relies primarily on its extensive knowledge of the market and, if considered appropriate, obtains appraisals from appraisers. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of pre-acquisition due diligence, including appraisals that may be obtained in connection with the acquisition or financing of the respective assets. The Company tests for the potential impairment of goodwill and indefinite-lived intangible assets (broadcast licenses) at least annually, or whenever events indicate that an impairment may exist.

The Company evaluates qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill and indefinite-lived intangible asset test. For its annual impairment test performed in the fourth quarter of 2012, the Company early adopted amended FASB guidance which permits the Company to choose to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment the Company determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.

This step is referred to as “Step 0”. Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit or indefinite-lived intangible asset, as well as industry and macroeconomic factors. Reporting unit or indefinite-lived intangible asset specific factors are considered, including the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ or indefinite-lived intangible asset’s carrying amounts since the most recent impairment tests. The Company considers industry and macroeconomic factors, including growth projections from independent sources and significant developments or transactions within the industry, during the period of evaluation and assesses if the factors have a positive, neutral or negative impact on the fair value of each reporting unit. After assessing those various factors, if it is determined that it is more likely than not that the fair value of is less than its carrying amount, then the entity will need to proceed to the first step of the two-step impairment test. The first step of the goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested.

The first step of the indefinite-lived intangible impairment test involves a comparison of the fair value of each of the Company’s reporting units with the net book value of the intangible assets. If the net book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the net book value exceeds the implied fair value of the indefinite-lived intangible assets being tested.

Fair values for goodwill and indefinite-lived intangible assets are determined based on valuations that rely primarily on the discounted cash flow method and market multiples of current earnings. This method uses future projections of cash flows from each of the Company’s reporting units and includes, among other estimates, projections of future advertising revenue and operating expenses, market supply and demand, projected capital spending and an assumption of the Company’s weighted average cost of capital.

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

Fair value measurements.     The Company’s cash and cash equivalents, short-term debt security investments, restricted cash, receivables, accounts payable and television broadcast rights asset and payable are carried at amounts that reasonably approximate their fair value due to their short-term nature. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier hierarchy, which prioritizes the inputs used to measure fair value is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

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

Assets and liabilities measured at fair value on a recurring basis consist of marketable securities and debt security investments. As of December 31, 2012 and 2011, the reported fair value of marketable securities, using Level 1 inputs, was $600,000 and $1.0 million, respectively.

As of December 31, 2012 and 2011, the reported fair value of debt security investments, using Level 1 inputs, was $3.5 million and $36.9 million, respectively. Debt security investments are included in short term investments and restricted cash.

Restricted cash included $3.5 million of debt security investments at December 31, 2012 and December 31, 2011. The fair value of restricted cash is measured using Level 1 inputs.

Cash equivalents consisted of $5.0 million and $140.5 million at December 31, 2012 and 2011, respectively, for which the fair value is measured using Level 1 inputs.

As of December 31, 2012, the Company did not have any outstanding fixed interest rate debt. As of December 31, 2011, all of the Company’s debt was at a fixed interest rate and totaled $61.8 million. The fair market value of fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s debt, using Level 2 inputs, at December 31, 2011 was $62.9 million. The fair value of debt is based on estimates made by investment bankers based on the fair value of the Company’s fixed interest rate debt. For fixed interest rate debt, interest rate changes do not impact financial position, operations or cash flows.

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

Variable interest entities.     The Company has entered into Joint Sales Agreements (“JSAs”) or Local Marketing Agreements (“LMAs”) with non-owned stations. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and/or sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. Generally, the Company continues to operate the station under the agreement until the termination of such agreement. As a result of these agreements, the Company may determine that the station is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the variable interest. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station.

As of December 31, 2012 and 2011, the Company had investments in stations that are considered VIEs. However, for the $750,000 investment in South Sound Broadcasting LLC (“South Sound”) in connection with the LMA, the Company does not participate in the management of the station including the day-to-day operating decisions or other decisions which would allow the Company to control the activities of the VIE. Therefore the Company is not considered the primary beneficiary of this VIE. The investment in South Sound is accounted for using the cost method of accounting as it represents a 7.5% ownership interest in the station. The Company’s maximum exposure to losses as of December 31, 2012 was $1.4 million.

As of December 31, 2012 and 2011, the Company had variable interests in two stations and that it was the primary beneficiary of these VIEs. The Company holds the power to direct activities that significantly impact the economic performance of the VIEs and can participate in returns that would be considered significant to the VIEs and therefore consolidates the assets and liabilities of these stations.

The carrying amount of the investments in the VIEs for which the Company is the primary beneficiary as of December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Investments	$2,225	$3,093
Maximum exposure to losses	2,225	3,093

Advertising.     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense totaled approximately $1.4 million, $2.0 million and $2.4 million in 2012, 2011 and 2010, respectively.

Operating leases.     The Company has operating leases for television and radio transmitting facilities, tower locations, corporate headquarters and certain other operational and administrative equipment. The television and radio transmitting facilities lease agreements are for periods up to 30 years, with certain renewal options. The tower locations lease agreements are for periods up to five years, with certain renewal options. The corporate headquarters lease agreement is for an initial period up to 12 years, with certain renewal options. The Company recognizes lease expense on a straight-line basis when cash payments fluctuate over the initial term of the lease.

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

The Company recognizes income tax expense related to uncertain tax positions as part of its income tax provision and recognizes interest and penalties related to uncertain tax positions in interest expense. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are sometimes ambiguous. As such, the Company is required to make certain subjective assumptions and judgments regarding its income tax exposures. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 12.

Net income per share.     Net income per share represents net income divided by the weighted average number of shares outstanding during the year. Net income per share assuming dilution represents net income divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options and restricted stock rights issued under the Company’s incentive plans. Common stock options and restricted stock rights are converted using the treasury stock method.

A reconciliation of net income per share and net income per share assuming dilution is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations, net of income taxes	$13,194	$35,867	$9,604
Income from discontinued operations, net of income taxes	—	568	142

Net income	$13,194	$36,435	$9,746

Weighted average shares outstanding	8,860	8,829	8,796
Weighted effect of dilutive options and rights	88	75	47

Weighted average shares outstanding assuming dilution	8,948	8,904	8,843

Net income per share:
From continuing operations	$1.49	$4.06	$1.09
From discontinued operations	—	0.07	0.02

Net income per share	$1.49	$4.13	$1.11

Net income per share assuming dilution:
From continuing operations	$1.47	$4.03	$1.09
From discontinued operations	—	0.06	0.01

Net income per share	$1.47	$4.09	$1.10

The effect of options to purchase 131,923 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2012, because such options were anti-dilutive. The effect of 40 restricted stock rights and options to purchase 204,645 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2011 because such options and rights were anti-dilutive. The effect of 129,391 restricted stock rights and options to purchase 275,420 shares of the Company’s common stock are excluded from the calculation of weighted average shares outstanding for the year ended December 31, 2010 because such options and rights were anti-dilutive.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued an ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The accounting update provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that this is the case, it is required to perform the currently prescribed two-step impairment test to identify potential impairment and measure the amount of impairment loss to be recognized for the indefinite-lived intangible asset (if any). This guidance is effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The Company elected early adoption of the new guidance and determined the effect of adopting this statement did not have an impact on its consolidated financial statements.

NOTE 2

Discontinued Operations

In October 2011, the Company sold its six Great Falls, Montana radio stations (the “Montana Stations”) to STARadio Corp. (“STARadio”) for $1.8 million in cash, subject to certain adjustments. The Company recorded a pre-tax gain on sale of discontinued operations of $1.0 million.

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

Operational data for the Montana Stations included in discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$674	$1,524
Income from discontinued operations:
Discontinued operating activities	(165)	171
Gain on sale of radio stations	1,062	—

	897	171
Income tax (expense) benefit	(329)	(29)

Income from discontinued operations, net of income taxes	$568	$142

NOTE 3

Debt Security Investments

In connection with the Company’s Board of Directors’ August 2012 declaration of a $10.00 per common share special cash dividend and the institution of a quarterly dividend policy, the Company announced its intention to fund the dividends from existing cash and its debt security investments. As a result of these declarations, on September 30, 2012, the Company reclassified its entire portfolio of debt security investments classified as held-to-maturity, which consisted of $72.5 million in U.S. treasury securities, to available for sale. During 2012, the Company received proceeds from the sale of $66.3 million and maturity of $6.2 million in debt security investments classified as available for sale. Additionally during 2012, the Company received proceeds from the sale of $7.6 million and maturity of $35.9 million in debt security investments classified as held to maturity. The proceeds from the sale and maturity of such investments along with cash generated from current year operations were used to pay out $90.4 million in cash dividends and $61.8 million in redemption of the remaining 8.625% senior notes due in 2014 (“Senior Notes”). At December 31, 2012, these remaining investments had a fair value and amortized cost of $3.5 million. The investments’ net unrealized appreciation, net of tax, increased the Company’s accumulated other comprehensive income and shareholders’ equity by $13,000 as of December 31, 2012.

The following table summarizes amortized cost, gross unrealized gains, gross unrealized losses and the fair value of debt security investments (in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury securities	$3,486	$13	$—	$3,499	$36,950	$—		$(6)	$36,944

The following table displays the gross unrealized losses and fair value of all available for sale debt security investments that were in a continuous unrealized loss position for the periods indicated. None of the debt security investments were outstanding for 12 months or more (in thousands):

	Less than 12 months
	Fair value	Unrealized gains (losses)
December 31, 2012
U.S. Treasury securities	$3,499	$13

Debt security investments are reviewed periodically to determine if a permanent decline in fair value has occurred that would require impairment of the carrying value. No impairments on the debt security investments have been recorded as of December 31, 2012 and December 31, 2011.

NOTE 4

Sale of Real Estate

In January 2012, the Company completed the sale of two real estate parcels not essential to current operations and received $570,000 in pre-tax net proceeds. In June 2012, the Company completed the sale of another real estate parcel not essential to current operations and received $253,000 in net proceeds. The Company recognized a gain on sale of real estate, net of $164,000, which is presented as a gain on the sale of real estate, net on the Company’s consolidated statement of operations.

In June 2011, the Company completed the sale of two real estate parcels in Seattle, Washington not essential to current operations and received $4.2 million in pre-tax net proceeds. The Company recognized a gain of $4.1 million, which is presented as a gain on the sale of real estate, net on the Company’s consolidated statement of operations.

NOTE 5

Trade and Barter Transactions

Trade transactions represent the exchange of commercial air time for products or services, while barter transactions represent the exchange of commercial air time for programming. Trade transactions are generally reported at the estimated fair value of the product or service received, while barter transactions are reported at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Revenue is reported on trade and barter transactions when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. Trade and barter revenue totaled approximately $5.1 million, $5.6 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Trade and barter expense totaled approximately $5.1 million, $5.6 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6

Receivables

Receivables are summarized as follows (in thousands):

	December 31,
	2012	2011
Trade accounts receivables	$28,414	$33,171
Other receivables	287	530

	28,701	33,701
Less: allowance for doubtful accounts	(458)	(1,299)

Total receivables, net	$28,243	$32,402

When evaluating the adequacy of the allowance for doubtful accounts, the Company estimates the collectability of accounts receivable, by specifically analyzing accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition to the identification of specific doubtful accounts receivable, the Company provides allowances calculated as a percentage of past due balances based on historical collection experience.

NOTE 7

Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293
Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(1,203)	2,357	3,560	(968)	2,592

Total intangible assets	$41,275	$(1,203)	$40,072	$41,275	$(968)	$40,307

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the FCC and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the years ended December 31, 2012, 2011 and 2010 was $235,000, $236,000 and $236,000, respectively.

The following table presents the Company’s estimate of amortization expense for each of the next five years and thereafter for intangible assets subject to amortization recorded on its books as of December 31, 2012 (in thousands):

Year ending December 31,
2013	$236
2014	236
2015	236
2016	236
2017	236
Thereafter	1,177

$2,357

The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$51,709	$51,709
Accumulated impairment losses	(38,416)	(38,416)

Ending balance	$13,293	$13,293

The change in the carrying amount of intangible assets for the years ended December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$40,307	$40,543
Amortization	(235)	(236)

Ending balance	$40,072	$40,307

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

The Company determines fair value based on valuation methodologies that include an analysis of market transactions for comparable businesses, discounted cash flows and a review of the underlying assets of the reporting unit. Based on the impairment analyses the Company performed in 2012 and 2011, no impairment charges were recorded. See Note 1 for the discussion of the Company’s accounting policy for impairment of goodwill and indefinite-lived intangible assets.

NOTE 8

Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2012	2011
Work in progress	$868	$966
Building and improvements	12,952	12,963
Machinery and equipment	111,148	109,500
Land and improvements	3,579	3,551

	128,547	126,980
Less: accumulated depreciation	(89,392)	(86,059)

	$39,155	$40,921

In 2007, the Company completed a sale-leaseback transaction involving one of its news helicopters. The resulting lease qualifies and is accounted for as a capital lease (see Note 15). The gain on sale of $663,000 has been deferred and is being amortized as an offset to depreciation expense over the life of the lease. Machinery and equipment includes $1.3 million recorded under this capital lease, offset by deferred gain of $158,000 and $252,000 at December 31, 2012 and 2011, respectively. Accumulated depreciation associated with the capital lease asset totals $952,000 and $774,000 at December 31, 2012 and 2011, respectively.

As of December 31, 2011, the Company had approximately $3.2 million of accruals related to the purchase of property, plant and equipment. This amount was not included in the purchases of plant, property and equipment reported on the consolidated statements of cash flows for the year ended December 31, 2011. There were no significant accruals related to the purchase of property, plant and equipment for the year ended December 31, 2012.

The Company did not capitalize any interest expense in 2012, 2011 or 2010.

NOTE 9

Debt

Extinguishment of senior notes

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

In January 2012, the Company redeemed the remaining $61.8 million aggregate principal amount of the Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. The Company recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs of approximately $594,000. As a result of the redemption of the remaining outstanding Senior Notes, the Company is no longer subject to provisions contained in the Senior Notes indenture, including various debt covenants and other restrictions, and the Company no longer is required to report financial information for its subsidiary guarantors of the Senior Notes.

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

Credit facility

In November 2012, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and Lender, for a $30 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility will mature in 2017. In addition to the $30 million revolving credit facility, the Credit Agreement provides for a subfacility for the issuance of standby letters of credit in an amount to be determined by JPMorgan and the Company.

Borrowings under the Credit Facility will accrue interest at a variable rate. The interest rate will be calculated using either an Alternate Base Rate (“ABR”) or the Eurodollar Rate, plus, in each case, an applicable margin determined by the Company’s leverage ratio in accordance with the terms of the Credit Agreement. The ABR is equal to the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City (the “Prime Rate”), (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate applicable for an interest period of one month plus 1.00%.

The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect domestic subsidiaries, except for those that are prohibited by law, rule or regulation from guaranteeing the Credit Facility. Collateral for the Credit Facility includes substantially all tangible and intangible assets of the Company and the guarantors, but excludes rights in programming agreements, network affiliation agreements, permits, leases and licenses that preclude such pledge (whether by contract or applicable law), the percentage of ownership interest in foreign subsidiaries that could reasonably be expected to result in adverse tax consequences to the Company, and real property. The Company has also granted a negative pledge with respect to its real property.

The Credit Agreement contains customary affirmative and negative covenants for comparable financings, including but not limited to, limitations on liens, indebtedness, investments, mergers and other fundamental changes, sales and other dispositions and dividends and other distributions. The Credit Agreement also contains customary events of default and remedies in the event of an occurrence of an event of default, including the acceleration of any amounts outstanding under the Credit Agreement. Additionally, the Credit Agreement includes certain customary conditions that must be met for the Company to borrow under the Credit Facility.

Under the Credit Agreement, the Company is required to maintain certain financial ratios, including a leverage ratio and fixed charge coverage ratio. During the third and fourth quarter 2012, the Company incurred costs of approximately $246,000 directly related to obtaining the Credit Facility. These costs have been deferred on the consolidated balance sheet in “other assets” and are being amortized to interest expense over the life of the Credit Facility. As of December 31, 2012, the Company had no outstanding indebtedness under the Credit Facility.

NOTE 10

Broadcast Rights and Other Broadcast Commitments

The Company acquires broadcast rights in the ordinary course of business. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenues can change significantly and, accordingly, are reviewed periodically to determine whether impairment is expected over the life of the contract.

Broadcast rights acquired under contractual arrangements were $9.8 million, $10.8 million and $11.9 million in 2012, 2011 and 2010, respectively. At December 31, 2012, the Company had commitments under license agreements amounting to $18.3 million for future rights to broadcast television programs and network affiliate agreements through 2018. The Company also has the right to sell available advertising time for a third party radio station. Commitments for these rights were approximately $2.2 million through 2013.

NOTE 11

Stock-based Compensation Plans

The Company maintains two incentive plans: (i) the Fisher Communications Incentive Plan of 2001 (the “2001 Plan”) and (ii) the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan” and together with the 2001 Plan, the “Plans”). The 2001 Plan provided that up to 600,000 shares of the Company’s common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2012, awards, options and rights for 295,067 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of the Company’s common stock may be issued to employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2012, awards, options and rights for 423,789 shares had been issued, net of forfeitures, from the 2008 Plan.

Stock-based Compensation Expense

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits.

Stock-based compensation expense related to stock-based awards during the years ended December 31, 2012, 2011 and 2010 totaled approximately $2.5 million, $1.6 million, and $1.3 million , respectively, which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

In October 2012, in connection with the announcement of a $10.00 cash dividend and the initiation of a quarterly dividend policy, the Board of Directors and the Compensation Committee (the “Committee”) approved changes to both the 2001 Plan and the 2008 Plan. The changes permit: (1) the adjustment of outstanding awards in the event of a distribution of cash or other assets to shareholders other than a normal cash dividend and (2) the amendment of outstanding awards so that such awards are credited with normal cash dividends or dividend equivalents.

Effective on October 22, 2012, all of the Company’s outstanding stock options and performance awards and the restricted stock units issued from the 2001 and 2008 Plans were adjusted by reducing the exercise price and/or increasing the number of shares to preserve the intrinsic value of such awards after the decline in the Company’s stock price directly resulting from the cash dividend. The award adjustments affected 17 employees and eight non-employee directors and resulted in $702,000 of incremental stock compensation expense for the year ended December 31, 2012.

Stock options.    The Plans provide that eligible employees and directors may be granted options to purchase the Company’s common stock at the fair market value on the date the options are granted. The outstanding options generally vest over four or five years and generally expire ten years from the date of grant. Non-cash compensation expense of $875,000 ($550,000 after-tax), $387,000 ($252,000 after-tax) and $485,000 ($315,000 after-tax) related to the options was recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted stock rights/units and performance awards.    The Plans also provide that eligible key management employees may be granted restricted stock rights/units and performance awards which entitle such employees to receive a stated number of shares of the Company’s common stock upon vesting of the rights/units and awards. The outstanding rights/units generally vest over four or five years and expire upon termination of employment. Non-cash compensation expense of $1.4 million ($879,000 after tax), $1.0 million ($681,000 after-tax), and $690,000 ($448,000 after-tax) related to the rights/units was recorded during the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, the Company granted restricted stock unit awards to key management that included performance targets. The Company estimated the performance based component of the awards as probable of achievement and recorded the related expense of $142,000 ($89,000 after-tax) as of December 31, 2012, representing the estimated performance target period of one year.

Non-employee director stock awards.    The Company’s non-employee directors are permitted to elect to receive all or any portion of their annual retainers and meeting fees in the form of a fully vested stock award for the number of shares of the Company’s common stock determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading date of each quarter. In addition, each non-employee director receives an annual restricted stock unit grant equal in market value to $45,000. Such restricted stock units generally vest after one year.

In 2012, 7,110 shares of common stock were issued to non-employee directors associated with compensation earned in 2012. In 2011, 7,517 shares of common stock were issued to non-employee directors associated with compensation earned in 2011. In 2010, 9,731 shares of common stock were issued to non-employee directors associated with compensation earned in 2010. Non-cash compensation expense of $82,000 ($51,000 after-tax), $145,000 ($94,000 after-tax), and $167,000 ($109,000 after-tax) related to the awards was recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Expected Dividend Yield.    The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes option pricing model. The dividend yield is based on the Company’s history and expectation of future dividend payouts and may be subject to change in the future.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2012	2011	2010
Assumptions:
Weighted average risk-free interest rate	0.99%	2.11%	2.22%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	62.70%	59.37%	56.43%
Expected life of options	6.0 years	5.5 years	5.4 years
Weighted average fair value per share at date of grant	$17.28	$14.31	$8.19

As of December 31, 2012 and 2011, the Company had approximately $3.6 million and $2.6 million, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.9 years and 2.1 years for restricted stock rights and options, respectively.

Stock Award Activity

A summary of stock options and restricted stock rights/units for the Plans is as follows:

	Stock Options				Restricted Stock Rights
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2010	275,420	33.76	6.01	577,352	142,703	14.96

Options and stock rights granted	23,202	26.32			64,121	26.46
Options exercised/stock rights vested	(3,588)	23.21			(44,255)	26.73
Options expired	(36,885)	48.17			—	—
Options and stock rights forfeited	(4,422)	25.54			(6,221)	23.96

Outstanding at December 31, 2011	253,727	31.27	5.95	1,058,206	156,348	18.97

Options and stock rights granted	285,510	22.28			72,038	27.97
Options exercised/stock rights vested	(6,090)	13.68			(57,299)	29.97
Options expired	(202,868)	34.45			—	—
Options and stock rights forfeited	(76,963)	24.19			(7,320)	23.03

Outstanding at December 31, 2012	253,316	$21.17	5.57	$2,140,466	163,767	$22.99

Exercisable at December 31, 2012	177,274	$23.85	4.77	$1,223,205	—	$—

Included in the 2012 stock award activity, 256,941 options were cancelled and 266,349 new options were issued to employees in connection with the October 2012 option and award adjustments made in connection with the cash dividend.

The aggregate intrinsic value of options outstanding at December 31, 2012 is calculated as the difference between the aggregate exercise price of the underlying options and the fair value of our common stock for those options that have an exercise price below the $26.99 closing market price of the Company’s common stock at December 31, 2012.

During 2012, 6,090 options were exercised with a total fair value of $162,000. During 2011, 3,588 options were exercised with a total fair value of $105,000. During 2012, 57,299 restricted stock rights/units vested with a total fair value of $1.7 million. During 2011, 44,255 restricted stock rights/units vested with a total fair value of $1.2 million.

NOTE 12

Income Taxes

Income taxes have been provided as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense (benefit)
Federal	$3,554	$21,376	$613
State	45	564	13

Continuing operations	3,599	21,940	626

Deferred tax expense (benefit)
Federal	3,887	(2,255)	5,165
State	320	(1,178)	2

Continuing operations	4,207	(3,433)	5,167

Total	$7,806	$18,507	$5,793

Reconciliation of income taxes computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Normal expense (benefit) computed at 35% of pretax income (loss)	$7,350	$19,031	$5,389
State taxes, net of federal tax benefit	440	677	68
Change in valuation allowance	(69)	(1,817)	(54)
Increases in cash surrender values of life insurance contracts	(146)	(140)	(150)
Non-deductible expenses	314	260	293
Uncertain tax positions	—	410	—
Other	(83)	86	247

	$7,806	$18,507	$5,793

Deferred income tax assets and liabilities are summarized as follows (in thousands):

	2012	2011
Assets
Accrued employee benefits	$8,860	$8,002
Goodwill and intangible assets	—	2,196
Allowance for doubtful accounts	170	476
Net operating loss carryforwards	758	987
Contract termination charge	180	714
Stock-based compensation	1,631	1,298
Deferred income	3,944	4,273
Deferred rent	372	196
Helicopter sale-leaseback	134	204
Acquisition costs	93	—
Other	119	120

	16,261	18,466

Liabilities
Goodwill and intangible assets	(1,649)	—
Appreciation on annuity contracts	(2,081)	(1,933)
Extinguishment of senior notes	(1,047)	(1,047)
Property, plant and equipment	(8,771)	(9,408)
Prepaid insurance	(452)	(344)
Other	(77)	(62)

	(14,077)	(12,794)

Valuation allowance	(411)	(480)

Deferred income tax asset, net	$1,773	$5,192

Current asset, net	1,062	1,825
Noncurrent asset, net	711	3,367

	$1,773	$5,192

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$632	$—
Increase of unrecognized tax benefits related to prior years	—	632

Balance at end of year	$632	$632

As of December 31, 2012 and December 31, 2011, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized, $410,000 would impact the effective tax rate. No reserves for uncertain income tax positions were recorded for the year ended December 31, 2010.

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

The determination of the Company’s provision for income taxes and valuation allowance requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. In assessing whether and to what extent deferred income tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of December 31, 2012 and December 31, 2011, the Company had a valuation allowance of $411,000 and $480,000, respectively, on certain of its deferred income tax assets. Due to the uncertainty of the Company’s ability to generate state taxable income, a full valuation allowance had been established on the Company’s deferred state income tax assets in prior years; however, $1.8 million of the Company’s valuation allowance was released in 2011. The amount of net deferred tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred tax assets. The Company has state net operating losses of $16.5 million expiring in 2014 through 2031 and federal net operating losses of $434,000 expiring in 2030 through 2031.

The State of California and the State of Oregon conducted an examination of the Company’s 2007 and 2008 state income tax returns. In October 2012, the Company received letters from the State of California, including a Closing Letter agreeing with the Company’s non-business income position subject to additional review, and an additional letter closing the 2007 examination. In connection with the State of Oregon audit, in November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. The Company continues to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

NOTE 13

Retirement Benefits

The Company maintains a noncontributory supplemental retirement program that was established for key management. No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005. The program participants do not include any of the Company’s current executive officers. The supplemental retirement program requires continued employment or disability through the date of expected retirement. The cost of the program is accrued over the average expected future lifetime of the participants. The program provides for vesting of benefits under certain circumstances. Funding is not required, but the Company has made investments in annuity contracts and maintains life insurance policies on the lives of the individual participants to assist in payment of retirement benefits. The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported on the consolidated balance sheets and the appreciation is included in the consolidated statement of operations. The Company accounts for the cash surrender value of the approximately 70 annuity contracts and life insurance policies using the fair value method. The fair value method requires the Company to remeasure the policies at fair value at each reporting period and the changes are recorded in earnings. Any cash receipts and payments related to the policies are included in the consolidated statement of cash flows within the operating activities section. The carrying value of the annuity contracts and life insurance policies was $18.1 million and $17.3 million as of December 31, 2012 and 2011, respectively. The face value of the annuity contracts and life insurance policies was $25.5 million and $25.1 million as of December 31, 2012 and 2011, respectively.

In June 2005, the program was amended to freeze accrual of all benefits to active participants provided under the program. The Company continues to recognize periodic pension cost related to the program, but the amount is lower as a result of the curtailment.

The following provides a reconciliation of benefit obligation and funded status of the Company’s supplemental retirement program (in thousands):

	December 31,
	2012	2011
Projected benefit obligation, beginning of year	$21,488	$19,703
Interest cost	935	1,001
Assumption changes	2,263	1,617
Actuarial (gain) loss	145	253
Benefit payments	(1,157)	(1,086)

Projected benefit obligation, end of year	$23,674	$21,488

Unfunded status	$23,674	$21,488
Accumulated loss	(7,523)	(5,298)

Net amount recognized	$16,151	$16,190

Amounts recognized in consolidated balance sheets consist of (in thousands):

	December 31,
	2012	2011
Accrued pension liability	$23,674	$21,488
Accumulated other comprehensive loss	(7,523)	(5,298)

Net amount recognized	$16,151	$16,190

Assumptions used to determine pension obligations are as follows:
Discount rate	3.55%	4.48%
Rate of compensation increase	N/A	N/A

At December 31, 2012 and 2011, the Company estimated its discount rate based on the Citigroup Pension Discount Curve, which is a well-established and credible source based upon a similar duration to the Company’s pension obligations. At December 31, 2010, the Company estimated its discount rate based on the Moody’s AA long-term corporate bond yield, which is a well-established and credible source based upon bonds of appropriate credit quality and a similar duration to the Company’s pension obligations.

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest cost	$935	$1,001	$1,017
Amortization of loss	182	86	39

Net periodic pension cost	$1,117	$1,087	$1,056

The discount rate used to determine net periodic pension cost at December 31, 2012, 2011 and 2010 was 4.48%, 5.22% and 5.57%, respectively.

The accumulated benefit obligation of the Company’s supplemental retirement program was $23.7 million and $21.5 million as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the accumulated benefit obligation of the Company’s supplemental retirement program exceeded plan assets.

Health insurance benefits are provided to certain employees who retire before age 65 and, in certain cases, spouses of retired employees. The Company has not accepted new participants into this benefit program since 2001and the program is set to expire in 2017. The accrued postretirement benefit cost was approximately $277,000 and $336,000 as of December 31, 2012 and 2011, respectively.

The Company estimates that benefits expected to be paid to participants under the supplemental retirement program and postretirement health insurance program are as follows (in thousands):

	Supplemental Retirement Program	Postretirement Health Insurance Program
2013	$1,308	$60
2014	1,319	64
2015	1,455	69
2016	1,564	52
2017	1,524	56
Next 5 years	7,229	—

	$14,399	$301

The Company has a defined contribution retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate. The Company may make discretionary matching contributions. Employer contributions to the plan were $899,000, $788,000 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14

Segment Information

The Company reports financial data for two reportable segments: television and radio. The television reportable segment includes the operations of the Company’s 20 owned and operated network-affiliated television stations (including a 50%-owned station) and internet business. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and one managed radio station. The Fisher Plaza reportable segment included the operations of a communications center located near downtown Seattle that serves as home of the Company’s Seattle television, radio and internet operations and its corporate headquarters and third-party tenants. In December 2011, the Company completed the sale of Fisher Plaza and its corporate headquarters and Seattle television, radio and internet operations continue to be located at Fisher Plaza, pursuant to a leaseback transaction.

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income from continuing operations” to measure the operating performance of its segments which represents income from continuing operations before depreciation and amortization, gain on sale of real estate, net, gain on sale of Fisher Plaza, net, Plaza fire reimbursements, net, and gain on exchange of assets, net. Additionally, the performance metric for segment income from continuing operations excludes the allocation of certain corporate expenses and rent expense related to Fisher Plaza.

The non-segment expenses include corporate and administrative expenses that have not been allocated to the operations of the television or radio segments.

Operating results and other financial data for each segment are as follows:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue
Television	$147,344	$128,548	$136,397
Radio	20,993	21,356	23,759
Fisher Plaza	—	14,289	14,400

Total segment revenue	168,337	164,193	174,556
Intercompany and other	(133)	(225)	(154)

	$168,204	$163,968	$174,402

Segment income from continuing operations
Television	$47,804	$31,498	$36,285
Radio	5,400	4,803	4,620
Fisher Plaza	—	8,268	7,928

Total segment income from continuing operations	53,204	44,569	48,833
Corporate and other	(18,452)	(17,044)	(14,564)
Fisher Plaza rent	(5,160)	(133)	—

	$29,592	$27,392	$34,269

Depreciation and amortization
Television	$5,961	$4,827	$7,666
Radio	120	94	241
Fisher Plaza	—	3,611	4,947

Total segment depreciation and amortization	6,081	8,532	12,854
Corporate and other	909	1,032	1,538

	$6,990	$9,564	$14,392

Total assets
Television	$113,998	$122,357
Radio	15,016	13,435
Fisher Plaza	—	377

Total segment assets	129,014	136,169
Corporate and other	52,010	208,948

	$181,024	$345,117

Goodwill, net
Television	$5,077	$5,077
Radio	8,216	8,216

	$13,293	$13,293

Capital expenditures
Television	$6,927	$5,818	$6,923
Radio	935	166	128
Fisher Plaza	—	148	2,217

Total segment capital expenditures	7,862	6,132	9,268
Corporate and other	1,041	2,003	722

	$8,903	$8,135	$9,990

Intercompany revenue related primarily to sales between the Company’s television and radio stations.

No geographic areas outside the United States were significant relative to consolidated revenue, income from operations or total assets.

A reconciliation of total segment income from continuing operations to consolidated income from continuing operations is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment income from continuing operations	$29,592	$27,392	$34,269
Adjustments:
Gain on sale of real estate, net	164	4,089	—
Gain on sale of Fisher Plaza, net	—	40,454	—
Plaza fire reimbursements, net	—	223	3,363
Gain on exchange of assets, net	—	32	2,054
Depreciation and amortization	(6,990)	(9,564)	(14,392)

Income from continuing operations	$22,766	$62,626	$25,294

NOTE 15

Commitments and Contingencies

Operating and Capital Leases

In December 2011, the Company completed the sale of Fisher Plaza, its 300,000 square foot mixed-use facility in Seattle, Washington to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza, the Company entered into a Lease Agreement (the “Lease”) with Hines pursuant to which the Company leased 121,000 rentable square feet of Fisher Plaza for use for the Company’s corporate headquarters and its Seattle television, radio and internet operations. The Lease has an initial term that expires on December 31, 2023 and the Company has the right to extend the term for three successive five-year periods.

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

Minimum future payments for all non-cancelable capital equipment and operating leases as of December 31, 2012 are as follows (in thousands):

	Capital	Operating
Year	Leases	Leases
2013	$1,012	$4,536
2014	608	4,169
2015	—	4,001
2016	—	3,943
2017	—	3,968
Thereafter	—	25,909

	1,620	$46,526

Less executory costs	(1,234)

Net minimum lease payments	386
Less amounts representing interest	(25)

Present value of net minimum lease payments	361
Less current portion of obligations under capital leases	(211)

Long-term portion of obligations under capital leases	$150

Rent expense totaled approximately $6.3 million, $1.1 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. The current portion of obligations under capital lease is included in other current liabilities in the consolidated balance sheets at December 31, 2012, while the long-term portion is included in other liabilities.

In connection with the sale of Fisher Plaza to Hines in 2011, the Company recorded a pre-tax net gain on the sale of Fisher Plaza of $40.5 million in the consolidated statement of operations. The pre-tax net gain on sale of Fisher Plaza did not include $10.6 million of the gain which was deferred and is recorded on the consolidated balance sheet in “other current liabilities” and “deferred income”. As the Lease is considered to be an operating agreement and represents more than a minor portion of the usage of the facility, $9.1 million of the deferral related to the sale leaseback is amortized on a straight-line basis as an offset to the rent expense over the initial term of the Lease. As of December 31, 2012 the deferral related to the sale leaseback on the consolidated balance sheets was $8.3 million. The remaining $1.5 million has also been deferred as a long term obligation relating to the Reimbursement Agreement. This obligation will remain as a long-term obligation until the earlier of the expiration of the initial term of the Lease or until Hines requests reimbursement for the purchase of additional power and/or chiller facilities according to the terms of the Reimbursement Agreement.

Local Marketing Agreement

In June 2012, the Company amended its Local Marketing Agreement (“LMA”) with South Sound Broadcasting LLC (“South Sound”) to manage South Sound’s FM radio station licensed in Oakville, Washington for another five years. The station broadcasts the Company’s KOMO AM NewsRadio programming to FM listeners in the Seattle – Tacoma radio market. Contemporaneously with the LMA, the Company entered into an option agreement with South Sound, whereby the Company has the right to acquire the station until January 2017. This amended LMA and related option agreement supersedes and terminates a previous LMA and option agreement between the Company and South Sound. Under the terms of the previous option agreement, the Company was obligated to pay South Sound up to approximately $1.4 million, if the Company did not exercise the option prior to its expiration. Pursuant to the amended LMA, the $1.4 million fee was eliminated and instead the Company paid South Sound $750,000 for a 7.5% ownership interest in South Sound and $615,000 for a new option agreement, pursuant to which we have the right to acquire the station until January 2017. The consideration for the option agreement is non-refundable, but will be applied to the purchase price if the Company chooses to exercise the option. The consideration for the option agreement and the investment in South Sound are presented within other assets on the Company’s consolidated balance sheet. Due to the term of the LMA and the uncertainties associated with the exercise of the option agreement, South Sound does not meet the criteria for consolidation. Advertising revenues earned under this LMA are recorded as revenue and LMA fees and programming expenses are recorded as operating costs.

Asset Purchase Agreement

On November 19, 2012, Fisher Broadcasting – Oregon TV, L.L.C. (“Fisher Broadcasting”), a wholly-owned subsidiary of Fisher Communications, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Newport Television LLC and Newport Television License LLC to acquire, subject to prior approval from the Federal Communications Commission (the “FCC”), operating assets of television station KMTR(TV), together with certain related satellite stations (collectively, the “Station”), which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million. Concurrently, Fisher Broadcasting assigned to Roberts Media, LLC, an unrelated third party (“Roberts Media”), its rights under the Purchase Agreement to acquire the FCC licenses with respect to the Station together with certain other of the Station’s operating and programming assets. Pursuant to the Purchase Agreement, the Company paid the Station a deposit of 10% of the total purchase price, or $850,000.

Also concurrently with the Purchase Agreement, Fisher Broadcasting and Roberts Media entered into a Shared Services Agreement pursuant to which Fisher Broadcasting would, following the acquisition of certain Station assets by Roberts Media, provide for a fee technical, engineering and certain other services to support Roberts Media’s operation of the Station. In addition, pursuant to the Shared Services Agreement, Fisher Broadcasting, following the closing under the Purchase Agreement, would have the right to provide up to 15% of the Station’s weekly programming and sell all of the local advertising on the Station on a commissioned basis. The Shared Services Agreement will be effective upon the closing of the Station acquisition, which is expected to occur in the first half of 2013.

In connection with the Purchase Agreement and the Shared Services Agreement, Roberts Media has also granted Fisher Broadcasting an option to subsequently acquire the Station assets held by Roberts Media subject to certain conditions. It is expected that Roberts Media will obtain third-party financing for its acquisition under the Purchase Agreement and that Fisher Broadcasting will guarantee the indebtedness to be incurred by Roberts Media to finance its portion of the acquisition. The transaction is subject to approval by the FCC, other regulatory approvals and customary closing conditions.

The Company is subject to certain legal proceedings that have arisen in the ordinary course of its business. Management does not anticipate that disposition of any current proceedings will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 16

Other Current Liabilities

Other current liabilities consist of (in thousands):

	December 31,
	2012	2011
Accrued liabilities	$4,380	$4,890
Short-term portion of non-cash contract termination fee	487	1,461
Short-term portion of deferred income	811	667
Deferred gain on sale of Fisher Plaza	759	759
Other	823	931

Total other current liabilities	$7,260	$8,708

NOTE 17

Stockholders’ Equity

Stock Repurchase Program

In December 2011, the Company’s Board of Directors approved a 2012 stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of its outstanding shares of common stock. Under the program, share repurchases will be made from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expired at the end of 2012. The Company repurchased and retired 100,852 shares for an aggregate cost of $2.5 million during the year ended December 31, 2012, which reduced capital in excess of par by the excess cost over par value in the Company’s consolidated balance sheet at December 31, 2012. There were no unsettled share repurchases at December 31, 2012.

In December 2012, the Company’s Board of Directors approved a 2013 stock repurchase program authorizing the repurchase of up to an aggregate of $15.0 million of its outstanding shares of common stock. Under the program, share repurchases will be made from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expires at the end of 2013, subject to the periodic evaluation by the Board of Directors based on circumstances during the course of the year. As of December 31, 2012, no shares had been repurchased under the program.

Dividends

During the third quarter of 2012, the Company’s Board of Directors declared a cash dividend of $10.00 per common share and paid $88.8 million on October 19, 2012 to holders of record on September 28, 2012.

In October 2012, the Company’s Board of Directors approved a dividend policy under which the Company will pay a quarterly cash dividend beginning in the fourth quarter of 2012. On November 1, 2012, the Board of Directors declared a cash dividend of $0.15 per common share and paid $1.3 million on December 17, 2012 to holders of record on November 30, 2012.

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

The Company has recognized a $32,000 and $2.1 million gain for the years ended December 31, 2011 and 2010, respectively, which represents the amount of the substitute equipment currently in use, including installation costs and net of assets disposed. This gain on asset exchange was not reported as a capital expenditure on the statement of cash flows as it was not a cash outflow.

The Company had approximately $53,000 of the substitute equipment as of December 31, 2012 and 2011 that had been received but not yet installed. The $53,000 was recorded as deferred gain in other current liabilities on the consolidated balance sheet. Once the equipment is fully installed and is in use, the deferred gain will be recorded as a gain in the Company’s consolidated statement of operations.

NOTE 19

Plaza Fire Expense

In July 2009, an electrical fire contained within a garage level equipment room of the east building of Fisher Plaza disrupted city-supplied electrical service to that building. The Company recorded the Plaza fire expenses as incurred and recorded insurance reimbursements within operating results in the period the reimbursements were considered certain. There were no further expenses and no reimbursements related to the Plaza fire for the year ended December 31, 2012. During the year ended December 31, 2011, the Company recorded net reimbursements of $223,000, which represented all remaining expected reimbursements. During the year ended December 31, 2010, the Company recorded net reimbursements of $3.4 million, which is included in Plaza fire expenses, net on the Company’s consolidated statements of operations. In total, the Company has incurred approximately $6.8 million in cash expenditures related to the Fisher Plaza fire, comprised of remediation expenses of $3.7 million and capital expenditures of $3.1 million.

NOTE 20 (unaudited)

Quarterly Financial Information

Unaudited quarterly financial information for fiscal 2012 and 2011 is presented in the following table. Data may not add due to rounding (in thousands, except per share amounts). The Company separately reports as discontinued operations the historical operating results attributable to assets sold or held for sale and the applicable gain (loss) on disposition.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue
2012	$33,932	$42,270	$39,895	$52,107	$168,204
2011	$37,552	$40,350	$39,700	$46,366	$163,968
Income (loss) from continuing operations, net of income taxes
2012	$(1,864)	$4,282	$2,200	$8,576	$13,194
2011	$(1,719)	$3,542	$1,519	$32,525	$35,867
Income (loss) from discontinued operations, net of income taxes
2012	$—	$—	$—	$—	$—
2011	$(8)	$74	$(75)	$577	$568
Net income (loss)
2012	$(1,864)	$4,282	$2,200	$8,576	$13,194
2011	$(1,727)	$3,616	$1,444	$33,102	$36,435
Income (loss) per share—basic:
From continuing operations
2012	$(0.21)	$0.48	$0.25	$0.97	$1.49
2011	$(0.20)	$0.40	$0.17	$3.68	$4.06
From discontinued operations
2012	$—	$—	$—	$—	$—
2011	$—	$0.01	$(0.01)	$0.07	$0.07
Net income (loss)
2012	$(0.21)	$0.48	$0.25	$0.97	$1.49
2011	$(0.20)	$0.41	$0.16	$3.75	$4.13
Income (loss) per share, assuming dilution:
From continuing operations
2012	$(0.21)	$0.48	$0.25	$0.96	$1.47
2011	$(0.20)	$0.40	$0.17	$3.65	$4.03
From discontinued operations
2012	$—	$—	$—	$—	$—
2011	$—	$0.01	$(0.01)	$0.06	$0.06
Net income (loss)
2012	$(0.21)	$0.48	$0.25	$0.96	$1.47
2011	$(0.20)	$0.41	$0.16	$3.71	$4.09

NOTE 21

Subsequent Event

On February 28, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on March 29, 2013 to holders of record on March 19, 2013.

Schedule II

FISHER COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts
Balance at beginning of year	$1,299	$1,117	$1,309
Additions charged to expense	39	913	803
Balances written off, net of recoveries	(880)	(731)	(995)

Balance at end of year	$458	$1,299	$1,117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2013.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/S/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/S/ COLLEEN B. BROWN Colleen B. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2013

/S/ HASSAN N. NATHA Hassan N. Natha	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2013

/S/ PAUL A. BIBLE Paul A. Bible	Director	March 4, 2013

/S/ DONALD G. GRAHAM, III Donald G. Graham, III	Director	March 4, 2013

/S/ RICHARD L. HAWLEY Richard L. Hawley	Director	March 4, 2013

/S/ BRIAN P. MCANDREWS Brian P. McAndrews	Director	March 4, 2013

/S/ FRANK P. WILEY Frank Wiley	Director	March 4, 2013

/S/ MATTHEW GOLDFARB Matthew Goldfarb	Director	March 4, 2013

/S/ JOSEPH J. TROY Joseph J. Troy	Director	March 4, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

3.2*	Amended Bylaws as of May 11, 2011(filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-22439)).

4.1*	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.1*+	Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 21, 2007 (File No. 000-22439)).

10.2*+	Form of Non-Qualified Stock Option Contract for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.3*+	Form of Restricted Stock Rights Agreement for grants made pursuant to the Amended and Restated Fisher Communications Incentive Plan of 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2005 (File No. 000-22439)).

10.4*+	Offer Letter to Colleen B. Brown, dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2005 (File No. 000-22439)).

10.5*+	Form of Stock Option Grant Notice and Agreement for grants made pursuant to the Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-22439)).

10.6*+	Offer Letter to Hassan N. Natha, dated November 6, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008 (File No. 000-22439)).

10.7*+	Amended and Restated Change of Control Agreement, dated August 24, 2009, by and between Fisher Communications, Inc. and Colleen B. Brown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.8*+	Form of Change of Control Agreement by and between Fisher Communications, Inc. and Company Executives (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009 (File No. 000-22439)).

10.9*+	Summary of Non-Employee Directors Cash Compensation Fees (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 000-22439)).

10.10*+	Fisher Communications, Inc. 2012 Management Short-Term Incentive Plan, (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No.000-22439)).

10.11*+	Summary of Non-Employee Director Equity Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 000-22439)).

10.12*+	Fisher Communications, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 12, 2011 (File No. 000-22439)).

Exhibit No.	Description

10.13*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Seattle TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.14*	Primary Television Affiliation Agreement, executed on July 28, 2011, by and between American Broadcasting Companies and Fisher Broadcasting-Portland TV, LLC (with certain confidential information deleted therefrom) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 000-22439)).

10.15+	Fisher Communications, Inc. Amended Performance Award Program (filed herewith).

10.16*	Lease, by and between Fisher Communications, Inc. and Hines Global REIT 100/140 Fourth Ave LLC, dated December 15, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2011 (File No. 000-22439)).

10.17*	Form of Director and Executive Officer Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 21, 2011 (File No 000-22439)).

10.18+	Fisher Communications, Inc. 2013 Management Short-Term Incentive Plan (filed herewith).

10.19*	Credit Agreement dated November 19, 2012, between Fisher Communications, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 26, 2012 (File No. 000-22439)).

10.20*	Security Agreement dated November 19, 2012, between Fisher Communications, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 26, 2012 (File No. 000-22439)).

10.21+	Form of Restricted Stock Unit Award Agreement for grants made pursuant to the Amended and Restated 2008 Equity Incentive Plan (filed herewith).

10.22+	Form of Restricted Stock Unit Award Agreement for grants made to non-employee directors pursuant to the Amended and Restated 2008 Equity Incentive Plan (filed herewith).

10.23	Amendment to Lease by and between Fisher Communications, Inc. and Hines Global REIT 100/140 Fourth Ave LLC, dated •, 2013 (filed herewith).

10.24*	Agreement between the Company and FrontFour Capital Group, LLC (and affiliates), dated March 14, 2012 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on March 14, 2012 (File No. 000-22439)).

10.25*+	Amendment and restatement of Sections 4.1 and 18 of the Amended and Restated Fisher Communications Incentive Plan of 2001(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2012 (File No. 000-22439)).

10.26*+	Amendment and restatement of Sections 4.1, 4.2(d), 6.4, 15.1, and 16.3 of the Fisher Communications Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 9, 2012 (File No. 000-22439)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2012, and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.