Form 10-K/A
period 2012-12-31
FISHER COMMUNICATIONS INC
filed 2013-04-29
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2013 was:

Title of Class	Number of Shares Outstanding
Common Stock, $1.25 Par Value	8,839,833

DOCUMENTS INCORPORATED BY REFERENCE

None.

Fisher Communications, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2013, for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Fisher’s other filings made with the SEC on or subsequent to March 4, 2013.

Unless the context requires otherwise, references in this annual report to “Fisher,” “the Company,” “we,” “us,” or “our” refer to Fisher Communications, Inc. and its consolidated subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table set forth certain information with respect to our directors, including (i) the age of each director as of April 1, 2013; (ii) the term of his or her directorship, (iii) the principal occupation(s) of each director during at least the past five years, (iv) the other public company directorships held currently or at any time during at least the past five years, (v) family relationships with other directors and executive officers of the Company, if applicable and (vi) the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that each of the members of our Board of Directors should serve as a director:

CLASS 1 DIRECTORS

Name and Age	Principal Occupation(s) Of Director During Last Five Years

Paul A. Bible, 72

Mr. Bible has been a director of the Company since April 2009, including serving as our non-executive Chairman since June 2011. Since 2010, Mr. Bible has been a senior partner in Lewis & Roca LLP, a regional law firm. From 2006 until 2010, Mr. Bible was a principal in Bible Mousel PC, a Nevada law firm specializing in gaming law. From 1984 to 2006, Mr. Bible was a shareholder in Bible Hoy & Trachok PC, a law firm. Mr. Bible is the former Chairman of the Nevada Gaming Commission. After earning his J.D. from Georgetown University Law Center, Mr. Bible served in the Judge Advocate General’s Corps of the U.S. Army and is a veteran of the Vietnam Conflict. Mr. Bible is a current non-director member of the independent governance committee of AMERCO, the publicly-traded parent company of U-Haul International, Inc., a moving and storage company.

We believe Mr. Bible is qualified to serve on our Board because of his over 47 years of experience as a practicing attorney specializing in compliance and corporate governance, experience as the chairman of the compliance committee for three licensed gaming companies, experience as a non-director member of the independent governance committee of a publicly-traded company, and experience as the chairman of a state regulatory agency. In addition, Mr. Bible was originally nominated by our largest shareholder, GAMCO Asset Management, Inc., and is an independent director.

Matthew Goldfarb, 41

Mr. Goldfarb has been a director of the Company since May 2011. Mr. Goldfarb has served as Chief Executive Officer of Xinergy Ltd., a Central Appalachian coal producer, since May 2012 and prior to that served as Vice Chairman since July 2011. Prior to that, he served as Portfolio Manager of Fourth Street Holdings, L.L.C., a private investment firm, since June 2010. From January 2009 until January 2010, Mr. Goldfarb managed leveraged loan trading businesses at Pali Capital, Inc., a boutique investment banking firm that offers financial advisory and brokerage services, and Tradition North America, Inc., a leading inter-dealer broker of money market instruments. Previously, Mr. Goldfarb was a Director and Senior Investment Analyst of Blackstone Group/GSO Capital Partners from January 2007 until December 2008 and a Director and Senior Investment Analyst at Pirate Capital LLC, an event-driven hedge fund, from January 2005 until September 2006. Prior to that, Mr. Goldfarb was with Icahn Associates Corp., an investment firm, for approximately five years, and before that, was an associate with the law firm of Schulte Roth & Zabel LLP. Mr. Goldfarb previously served on the boards of directors of CKE Restaurants, Inc., a casual dining restaurant franchise, from 2006 until 2010 and James River Coal Company, a regional coal mining and processing business, from June 2006 until November 2006.

We believe Mr. Goldfarb is qualified to serve on our Board because of his experience in the finance and investment industry, and his past and current experience as a public company director. In addition, Mr. Goldfarb was originally nominated by FrontFour Capital Group, LLC, and is an independent director.

Frank P. Willey, 59	Since February 2009, Mr. Willey has served as partner at the law firm of Hennelly & Grossfeld LLP. Prior to joining Hennelly & Grossfeld LLP, from 1984 to January 2009, Mr. Willey served in various executive capacities, including president and general counsel, at Fidelity National Financial, Inc., a provider of title insurance, specialty insurance, claims management services and information services, where he has also served as a director since

1984 and currently serves as vice chairman since 2005. Mr. Willey is also a director of PennyMac Mortgage Investment Trust, and from 1994 to 2010, was a director of CKE Restaurants, Inc. Mr. Willey holds a J.D. from Albany Law School.

We believe Mr. Willey is qualified to serve on our Board because of his extensive past and current experience as a public company executive and director, and his strong business and legal expertise. In addition, Mr. Willey was nominated by FrontFour Capital Group, LLC, and is an independent director.

CLASS 2 DIRECTORS

Name and Age	Principal Occupation(s) Of Director During Last Five Years

Colleen B. Brown, 54

Ms. Brown has been President and Chief Executive Officer of the Company since October 2005, serving as a director since October 2006. Ms. Brown was President and founder of Aberdeen Media Corporation, established in 2004 to invest in the U.S. television market. From 2000 to 2003, Ms. Brown served as a senior vice president at Belo Corp., a publicly-traded Media Company, with responsibility for establishing the Company’s Business Development Division, its Spanish language businesses and corporate responsibility for Belo Interactive and its Texas Broadcasting Properties. From 1998 to 2000 she served as President of the Broadcast Group at Lee Enterprises, Inc., a publicly-traded media company until leading the sale of the broadcasting group in 2000. From 1980 to 1998, Ms. Brown served in various senior management capacities for Gannett, Co. Inc., a publicly traded international news and information company. Her responsibilities included President of KPNX the NBC affiliate in Phoenix, President of WFMY the CBS affiliate in Greensboro, North Carolina and Vice President/Station Manager of KUSA, the then ABC affiliate in Denver, Colorado. In addition, she established and led the strategic planning discipline within the broadcast division. Ms. Brown holds a Master of Business Administration degree from the University of Colorado at Boulder.

Ms. Brown is the Company’s President and Chief Executive Officer. We believe Ms. Brown is qualified to serve on our Board because she brings valuable insights to the Board based on her involvement with the day to day affairs of the Company. In addition, she possesses over 30 years of experience in the media industry, including serving as a past director for the National Association of Broadcasters (NAB), Associated Press (AP), Careerbuilder.com, and Classifiedventures.com, and she currently serves as Chairperson of the Mobile500 Alliance, Inc., an industry group working on the launch of mobile digital television.

Donald G. Graham, III, 58

Mr. Graham has been a director of the Company since 1993. Mr. Graham owns Cerberus Productions, LLC, a visual advertising production company based in New York City. He was a vice president and a director of the O.D. Fisher Investment Company, a private investment company, from 1989 until its liquidation in 2008.

We believe Mr. Graham is qualified to serve on our Board because he possesses over 30 years of experience in advertising campaign production, and over 20 years of experience as a director of the O.D. Fisher Investment Company. He also brings valuable insights to the Board based on his 18 years of service as a Company director. In addition, he is an independent director and a member of the Fisher family, which collectively is a significant holder of Company common stock.

Brian P. McAndrews, 54	Mr. McAndrews has been a director of the Company since October 2006. Since September 2009, Mr. McAndrews has been a Venture Partner or Managing Director of Madrona Venture Group, an investment firm. From August 2007 to December 2008, Mr. McAndrews served as a Senior Vice President of Advertiser and Publisher Solutions at Microsoft Corporation, a provider of software, services and solutions. Prior to its acquisition by Microsoft Corporation, Mr. McAndrews ran aQuantive, Inc., a publicly-traded global digital marketing company, serving as Chief Executive Officer and a director from 1999 to 2007, and as President from 2000 to 2007. From 1990 to 1999, Mr. McAndrews worked for ABC, Inc., a television network and communications company, holding executive positions at ABC Sports, ABC Entertainment and ABC Television Network. Mr. McAndrews currently serves as a director of The New York Times Company, a publicly-traded multi-media news and information company, as a

Name and Age	Principal Occupation(s) Of Director During Last Five Years

director of Clearwire Corporation, a publicly-traded provider of high speed internet services to consumers and businesses, and as a director of the United Way of King County.

We believe Mr. McAndrews is qualified to serve on our Board because he possesses past experience as a chief executive officer for a publicly-traded company in the technology industry, as well as his current and past public company director experience. In addition, Mr. McAndrews has significant digital media and network television experience and is an independent director.

CLASS 3 DIRECTORS

Name and Age	Principal Occupation(s) Of Director During Last Five Years

Richard L. Hawley, 63

Mr. Hawley has been a director of the Company since 2003. From 2003 to 2011, Mr. Hawley was Executive Vice President and Chief Financial Officer of Nicor Inc., a publicly-traded utility holding company, and Nicor Gas, a natural gas distribution company. Mr. Hawley was Vice President and Chief Financial Officer of Puget Energy, Inc., a public utility holding company, and Puget Sound Energy, Inc., a publicly-traded utility, from 1998 to 2002. From 1973 to 1998, Mr. Hawley held various positions with Coopers & Leybrand (now PricewaterhouseCoopers), an international public accounting firm, including audit partner from 1984 to 1998. He currently serves as a director of Westar Energy Inc., a publicly-traded utility company.

We believe Mr. Hawley is qualified to serve on our Board because of his significant public company executive experience, including service as a chief financial officer, 25 years of experience with an international public accounting firm, financial and accounting expertise, and his status as independent director.

Joseph J. Troy, 49

Mr. Troy has been a director of the Company since May 2011. Mr. Troy has been Executive Vice President and Chief Financial Officer of Quality Distribution, Inc., a publicly-traded operator of the largest dedicated bulk tank truck network in North America, since August 2010. Prior to joining Quality Distribution, Inc., Mr. Troy was the Chief Financial Officer of GuardianLion Wireless, LLC, a privately-held developer of unique personal locator devices, from January 2009 until August 2010. From November 2000 until December 2008, and from March 1998 to February 2000, Mr. Troy held various senior leadership positions with Walter Industries, Inc. (predecessor to Walter Energy), including Executive Vice President, Chief Financial Officer, Senior Vice President—Financial Services, President of Walter Mortgage Company and Senior Vice President and Treasurer. Prior to that, Mr. Troy held various banking positions with NationsBank and its predecessor institutions. Mr. Troy previously served on the board of directors of Cellu Tissue Holdings, Inc., a producer and seller of tissue papers in the United States, and currently serves on various charitable boards including the boards of A Kids Place of Tampa, Inc. and Kids Charity of Tampa Bay, Inc.

We believe Mr. Troy is qualified to serve on our Board because of his significant public company executive experience, including service as a chief financial officer, his financial and accounting expertise, and his status as independent director. In addition, Mr. Troy was nominated by FrontFour Capital Group, LLC, and is an independent director.

Executive Officers

The following table sets forth certain information concerning current executive officers of the Company, including (i) the ages of each executive officer as of April 1, 2013, (ii) the principal occupations of each executive officer during at least the past five years, and (iii) family relationships with other directors and officers of the Company, if applicable:

Colleen B. Brown, 54	Ms. Brown has been President and Chief Executive Officer of the Company since October 2005, serving as a director since October 2006. Ms. Brown was President and founder of Aberdeen Media Corporation, established in 2004 to invest in the U.S. television market. From 2000 to 2003, Ms. Brown served as a senior vice president at Belo Corp., a publicly-traded Media Company; with responsibility for establishing the Company’s Business Development Division, its Spanish language businesses and corporate responsibility for Belo Interactive and its Texas Broadcasting Properties. From 1998 to 2000 she served as President of the Broadcast Group at Lee Enterprises, Inc., a publicly-traded media company until leading the sale of the broadcasting group in 2000. From 1980 to 1998, Ms. Brown served in various senior management capacities for Gannett, Co. Inc., a publicly traded international news and information company. Her responsibilities included President of KPNX the NBC affiliate in Phoenix, President of WFMY the CBS affiliate in Greensboro, North Carolina and Vice President/Station Manager of KUSA, the then ABC affiliate in Denver, Colorado. In addition, she established and led the strategic planning discipline within the broadcast division. Ms. Brown holds an M.B.A. from the University of Colorado at Boulder.

Hassan N. Natha, 53	Mr. Natha has been Chief Financial Officer of the Company since January 2011, Senior Vice President since July 2011, Principal Accounting Officer since December 2008, and was Vice President, Finance of the Company from November 2008 until January 2011. Mr. Natha served as the Chief Financial Officer and Corporate Secretary at Jones Soda Co., a publicly-traded beverage company, from April 2006 to September 2008. Mr. Natha served as an associate with CFO Selections, a professional chief financial officer services firm from August 2005 to January 2006, a principal of B2B CFO, a chief financial officer professional services firm, from March 2003 to July 2005, and Chief Financial Officer of Washington Gaming Inc., a private real estate and gaming company, from January 2002 to December 2002. From October 2000 to December 2001, he served as senior manager of Accenture Inc., a global management consulting, technology services and outsourcing company. Mr. Natha is a Certified Public Accountant and holds a Graduate Diploma of Public Accountancy from McGill University.

Robert I. Dunlop, 45	Mr. Dunlop has been Executive Vice President, Operations of the Company since November 2010. Mr. Dunlop has held various positions with the Company since 1991, including Senior Vice President, Operations from July 2008 to November 2010, Senior Vice President from August 2007 to July 2008, Senior Vice President, Developing Media from December 2006 to August 2007, and Vice President, Developing Media from April 2006 to December 2006. From 1998 to April 2006, Mr. Dunlop served as Vice President and General Manager of the Company’s Seattle radio operations. Mr. Dunlop holds an M.B.A. from the University of Washington.

Christopher J. Bellavia, 44	Mr. Bellavia joined the Company as Vice President, Senior Attorney and Corporate Secretary in November 2008 and was appointed as an executive officer and Senior Vice President and General Counsel in May 2009. Mr. Bellavia was an attorney at Washington Mutual, Inc., a savings and loan, where he served as a First Vice President and Assistant General Counsel from January 2006 to October 2008 and as a First Vice President and Counsel from July 2003 to January 2006. From June 2000 to July 2003, he served as an attorney at Wilson Sonsini Goodrich and Rosati, a national law firm. Mr. Bellavia holds a J.D. from Cornell University Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires that all of our executive officers and directors and all persons who beneficially own more than 10 percent of our outstanding common stock file reports with the SEC with respect to beneficial ownership of our securities. We have adopted procedures to assist our directors and executive officers in complying with the Section 16(a) filings.

Based solely upon our review of the copies of the filings we received with respect to the year ended December 31, 2012, or written representations from certain reporting persons, we believe that all reporting persons made all filings required by Section 16(a) on a timely basis during the year ended December 31, 2012.

Audit Committee

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The duties and responsibilities of the Audit Committee are governed by a written charter adopted by our Board of Directors. A current copy of the charter is available on our website at www.fsci.com under the heading “Investor Relations/Corporate Governance.”

The current members of the Audit Committee are Mr. Hawley (Chair), Mr. Troy, and Mr. Willey. Our former director, David A. Lorber, served on the Audit Committee until his resignation on March 19, 2012. Our Board of Directors has determined that Mr. Hawley is an audit committee financial expert, within the meaning of applicable Securities and Exchange Commission rules. All of the current members of our Audit Committee are, and all members during 2012 were, independent directors within the meaning of Rules 5605(a)(2) and 5605(c)(2) of Nasdaq’s Listing Rules.

Director Candidate Qualifications

When considering potential director candidates for nomination or election, our Nominating and Corporate Governance Committee considers the following qualifications, among others, of each director candidate:

•	high standard of personal and professional ethics, integrity and values;

•	training, experience and ability at making and overseeing policy in business, government and/or education sectors;

•	willingness and ability to devote the required time and effort to effectively fulfill the duties and responsibilities related to Board of Directors and committee membership;

•	willingness not to engage in activities or interests that may create a conflict of interest with a director’s responsibilities and duties to us and our constituents;

•	willingness to act in our best interests and in the best interests of our constituents; and

•	willingness to objectively assess the performance of our Board of Directors, Board committees and management.

Except as discussed in the previous paragraph, there are no stated minimum qualifications for director nominees. However, our Board of Directors believes that its effectiveness depends on the overall mix of the skills and characteristics of its directors. Accordingly, the following factors, among others, relating to overall Board composition are considered when determining Board of Director needs and evaluating director candidates to fill such needs:

•	independence;

•	diversity;

•	professional experience;

•	industry knowledge (e.g., relevant industry or trade association participation);

•	skills and expertise (e.g., accounting or financial);

•	leadership qualities;

•	public company board and committee experience;

•	non-business-related activities and experience (e.g., academic, civic, public interest);

•	board continuity (including succession planning);

•	board size;

•	number and type of committees, and committee sizes; and

•

legal requirements and Nasdaq, or other applicable trading exchange or quotation system, requirements and recommendations, and other corporate governance-related guidance regarding board and committee composition.

Our Nominating and Corporate Governance Committee considers diversity as one of several factors relating to overall composition when making nominations to our Board of Directors. While we do not have a formal policy governing how diversity is considered, the Nominating and Corporate Governance Committee generally considers diversity by examining the entire Board membership and, when making nominations to our Board of Directors, by reviewing the diversity of the entire Board. The Nominating and Corporate Governance Committee construes Board diversity broadly to include many factors. As a result, the Nominating and Corporate Governance Committee strives to ensure that our Board of Directors is represented by individuals with a variety of different opinions, perspectives, personal, professional and industry experience and backgrounds, skills and expertise.

Identification and Evaluation of Director Candidates

Our Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of our Board of Directors willing to continue to serve. In the event of a vacancy on our Board of Directors, the committee’s charter requires the Chairman of the committee to initiate the effort to identify appropriate director candidates. The Nominating and Corporate Governance Committee may choose to maintain a list of director candidates to consider and propose to our Board of Directors, as required. If necessary or desirable in the opinion of the Nominating and Corporate Governance Committee, the committee will determine appropriate means for seeking additional director candidates. These means may involve the engagement of an outside consultant to assist in the identification of director candidates or the solicitation of ideas for possible candidates from a number of sources, including members of our Board of Directors, our executives and individuals personally known to the members of our Board of Directors or executives. The Nominating and Corporate Governance Committee interviews potential candidates and as a result of their evaluations may recommend the candidate for our Board of Directors’ consideration. In addition, background and reference inquiries generally will be conducted.

Potential director candidates should be referred to the Chairman of the Nominating and Corporate Governance Committee for consideration by the committee and possible recommendation to our Board of Directors. The Nominating and Corporate Governance Committee will evaluate shareholder-recommended nominees based on the same criteria as Board of Director-recommended nominees.

The Nominating and Corporate Governance Committee will also consider nominations made by shareholders. In accordance with our Bylaws, to nominate a director for election to our Board of Directors at an annual meeting of shareholders, a shareholder must deliver written notice of nomination by personal delivery or by registered or certified mail, postage prepaid, to our Secretary at our principal executive offices at 140 4th Avenue North, Suite 500, Seattle, Washington 98109. The nomination must be received by our Secretary not fewer than 90 days nor more than 120 days prior to the anniversary date of the prior year’s annual meeting. If the date of the annual meeting is advanced more than 30 days prior to, or delayed by more than 30 days after, the anniversary of the prior year’s annual meeting, written notice by the shareholder must be received by our Secretary not earlier than the close of business on the 90th day and not later than the close of business on the later of (i) the 90th day prior to the annual meeting or (ii) the tenth day following the day on which the notice of the date of the annual meeting was mailed or public disclosure was made. The shareholder’s notice of an intention to nominate a director must include the required information set forth in Section 3.3.1 of our Bylaws.

Code of Ethics

We have a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller, general managers, station managers and business managers. The Code of Ethics is available on our website at www.fsci.com under the section heading “Investor Relations/Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of our Code of Ethics by posting such information at this location on our website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee of our Board of Directors, referred to as the “Committee” in this discussion, is composed of all independent directors. The Committee oversees and regularly reviews the compensation programs for our executive officers, including the executive officers listed in our Summary Compensation Table at page 19, who we refer to as “named executives” in this Compensation Discussion and Analysis.

Executive Summary

Fisher’s strong television and radio ratings, successful selling efforts, and effective cash management initiatives all contributed to our continued strong results and significant shareholder returns in 2012. The Company’s 2012 revenue of $168.2 million was our third-highest annual revenue since 2001, despite the fact that 2012 was our first full year without Fisher Plaza-related revenue. During 2012, we also effectively managed our corporate balance sheet to become debt-free while returning significant value to our shareholders in the form of two cash dividends totaling $10.15 per share. The dividends, together with our share price performance over the course of 2012, resulted in a total shareholder return for the year of 28.8%.

Our executive compensation program is designed to reward personal accomplishments as well as the executive’s involvement in the achievement of the Company’s financial goals and business objectives. Our executive compensation philosophy is to offer a package that enables us to meet the requirements of the highly competitive environment within which we operate, while ensuring that executive officers are compensated in a manner that advances both the short-term and long-term interests of our Company and shareholders. Under this approach, a significant portion of our total executive compensation package is in the form of variable compensation that is dependent upon our financial and business performance, in addition to the executive’s personal performance. We believe that this approach provides our executives with incentives to direct us toward financial success.

As in prior years, the compensation we paid to our named executives for service in 2012 reflected our objective and philosophy of paying for performance. The Committee reviewed data provided by its independent compensation consultant, Towers Watson, to update compensation for our named executives to ensure that total pay, including base salaries and short-term and long-term incentives, remain competitive and market-driven. Highlighted below are some of the key actions taken and decisions made with respect to our executive compensation programs for 2012:

•	Base salaries for our named executives increased in amounts ranging from 3.0% to 4.0%.

•	A significant portion of the total compensation awarded to each of our named executives for 2012 performance consisted of variable compensation, rather than fixed compensation.

•

Our named executives earned cash bonus payouts for 2012 under both the Company performance and individual performance components of our Management Short-Term Incentive Plan (the “STI Plan”) given the Company’s solid operating and financial performance in 2012. While the Company’s 2012 EBITDA (as defined below) was significantly higher than 2011 EBITDA, payouts for 2012 under the Company performance component of the STI Plan were lower than 2011 payouts primarily due to the lower-than-expected results in our internet group. Consistent with the Company’s solid financial results and 2012 shareholder returns, total cash bonus payouts for 2012 pursuant to the STI Plan ranged between 90% and 92% of target awards for our named executives.

•	Our named executives earned 98% of their target performance awards based on the Company’s 2012 achievement of its broadcast cash flow, free cash flow and net total revenue targets.

•

In connection with the Company’s payment of a $10.00 per share special dividend to our shareholders and the adoption of a dividend policy under which the Company intends to pay a quarterly cash dividend, the Committee approved adjustments to (1) our outstanding stock options, restricted stock units (“RSUs”) and performance awards to preserve the intrinsic and incentive value of the awards after our stock price declined as a direct result of the special dividend and (2) our outstanding RSUs and performance awards to provide for dividend equivalents in the event the Company pays an ordinary cash dividend to shareholders.

Over the last several years, the Committee has acted to reinforce its pay-for-performance philosophy and to renew its focus on good governance in executive compensation matters. When making executive compensation decisions, the Committee has also properly recognized the challenges and uncertainties that have existed in the economic environment in recent years. Accordingly:

•	The Committee does not provide pension, deferred compensation, or other supplemental retirement benefits for the named executives.

•

Change of control agreements for named executives have a “double trigger” for payment, are in line with conservative best practice, and do not provide for any excise tax restoration payments as described in more detail under “Change of Control” on page 17 below.

•	The Committee has worked to structure our incentive plans to discourage undue risk and align executive rewards with short and long-term Company performance.

•	To assist the Committee in its work, the Committee retains an independent compensation consultant as necessary, and oversees its work.

•

At our 2012 Annual Meeting of Shareholders, 93.9% of the shares voted (excluding broker non-votes and abstentions) were cast for the approval of the compensation for our named executives. While our 2012 Annual Meeting was held after 2012 executive compensation decisions were made by the Committee, no changes were made in direct response to the shareholder vote given the strong support by our shareholders.

•

To further align executive interests with those of our shareholders, as part of the Company’s long-term incentive compensation awards made in 2012 the Committee granted performance awards aligned with our business and financial results under which named executives could earn RSUs that are subject to time-vesting.

•	In March 2012, the Committee adopted stock ownership guidelines for directors and executive officers to encourage long-term investment in the Company.

Objectives of Executive Compensation Program

The Committee has designed our executive compensation program so that its primary objectives are to:

•	attract and retain high-caliber executives on a long-term basis;

•	encourage the creation of shareholder value;

•	pay for superior performance by aligning a substantial portion of our named executive compensation with our business and financial results and shareholder returns; and

•	maintain an appropriate balance between fixed compensation in the form of base salary and variable compensation in the form of short-term and long-term incentive opportunities.

Components of Executive Compensation

As in past years, our 2012 executive officer compensation program was comprised of three primary components:

•	base salaries;

•	short-term incentives in the form of annual cash bonus opportunities; and

•	long-term incentives in the form of stock options, RSUs and performance awards, which the Committee awarded for the first time in 2012.

We pay base salaries to provide a fixed level of financial stability to our executives in amounts that we believe are competitive and market-driven. We provide short-term incentives in the form of annual cash bonus opportunities to encourage our executives to focus their maximum effort on achieving targeted financial results, operating objectives, strategic growth, and individual performance goals. Our long-term incentive awards are intended to focus executive efforts on achieving long-term growth in shareholder value, to help the Company attract and retain key executives, and to better align our executives’ interests with the interests of our shareholders. The Committee believes that the overall compensation of our named executives is reasonable and appropriate for our Company and businesses, and competitive with compensation offered by companies similar in size to Fisher.

Determination of Executive Compensation

Process. The Committee uses a variety of resources in determining the total compensation package for each named executive, both for determining the amount of compensation and for determining the appropriate mix of compensation. The Committee is responsible for (i) approving the total compensation packages for our named executives other than our Chief Executive Officer; (ii) approving all equity awards for our Chief Executive Officer; and (iii) recommending to the Board of Directors all cash compensation for our Chief Executive Officer.

For 2012, we continued our process of establishing base salaries and bonus opportunities at the beginning of the year for the current year. Accordingly, for 2012 executive compensation, base salaries and bonus opportunities were established in March 2012. For long-term incentive compensation awarded in 2012, 50% of such awards was in the form of forward-looking performance awards that were earned based on the Company’s performance in 2012, and the remaining 50% was made from a grant pool based on the Company’s 2011 performance, as discussed below.

In establishing 2012 executive compensation, the Committee consulted with its independent compensation consultant, Towers Watson, to provide a benchmark analysis of executive compensation. Customarily, the Committee obtains an executive compensation analysis every two years to provide benchmark data, and for the purposes of establishing 2012 executive compensation, the Committee examined the 2010 Towers Watson Executive Compensation Review (the “Towers Watson Report”). The Towers Watson Report, described in greater detail below, consisted of an analysis of our executive compensation program and comparisons to executive compensation programs of peer companies in the media/broadcast industry and other non-broadcast specific companies similar to Fisher in size, including survey information and proxy statement data. The Towers Watson Report covered base pay, target and actual total cash and long-term incentive values. In February 2013, in accordance with SEC rules, the Committee determined that Towers Watson is an independent advisor and has no conflict of interest in its service for the Committee.

In addition to considering executive compensation levels at peer companies when establishing total compensation for named executives, for 2012 base salaries and bonus opportunities, the Committee worked with Towers Watson and reviewed Company performance objectives and individual performance objectives for each named executive, as described below under the relevant component of compensation. The Committee also collaborated with our Chief Executive Officer and the Board of Directors to establish the Company performance objectives. To establish individual performance objectives for the named executives, our Chief Executive Officer worked with each named executive to make a final recommendation to the Committee.

In establishing 2012 long-term incentive award values, the Committee considered the Company’s overall 2011 financial performance and the named executive’s individual performance in 2011, as discussed in more detail below under the discussion for long-term incentives, and also reviewed the Towers Watson Report as a guide. The Towers Watson Report focused on data averaged over the most recent three-year period, since long-term incentive data can vary considerably from year-to-year because of the small data samples (proxy peer companies and media survey companies of similar size). For our named executives other than our Executive Vice President, Operations (whose position is very industry-specific), general industry information was also provided to give a broader view of market practice. Guided by market data as well as internal equity considerations, Towers Watson provided an estimated long-term incentive competitive value for each named executive. The competitive values represented mid-range market awards for service at expected (i.e. 100%) performance levels.

In completing the Towers Watson Report, Towers Watson provided long-term incentive data from the following surveys (company names in the surveys are proprietary and not available to the Company) and proxy statement data:

The following competitive media survey:

•

2010 Towers Watson CDB Media Executive survey, which includes approximately 100-150 (data averaged over three years) media companies, such as broadcasting, newspaper, radio and cable companies. The data used was regressed to $150 million in revenue.

The following general industry survey, which is a national survey with data for companies of similar size to Fisher ($100 million to $499 million in annual revenue):

•	2010/2011 Towers Watson Data Services Survey Report on Top Management Compensation.

Proxy statement data:

•	2009 National Market Broadcast Industry Peers:

•	Beasley Broadcast Group Inc.
•	Belo Corp.
•	Cumulus Media Inc.
•	Entercom Communications Corp.
•	Entravision Communications Corp.
•	Gray Television Inc.
•	Lin Television Corp.
•	Nexstar Broadcasting Group Inc.
•	Saga Communications Inc.
•	Sinclair Broadcast Group Inc.

Base compensation benchmarks contained in the Towers Watson Report were updated by 2.75% to January 1, 2012. The 2.75% factor reflected planned 2012 industry guidance for merit increases. Because the Towers Watson Report was from 2010, the information contained in the report was aged for comparison purposes.

When compared to companies of similar size and revenue in the media/general industries review, the Committee generally focuses on the median or 50th percentile to assess market competitiveness. For larger broadcasting peers, the 25th percentile is a more appropriate reference because most companies in the broadcast industry are larger than Fisher and have greater annual revenue.

The Committee reviewed the data as a whole, and focused on different data points from the various peer groups, depending on the named executive’s position. Moreover, the Committee did not use the survey data to benchmark or target the compensation of Fisher’s named executives to be in line with a particular percentile as compared to the data in the surveys, but considered compensation levels ranging from the 25th to 75th percentiles as one component in making its compensation determinations. For instance, due to the Company’s business concentration in the broadcast industry, to assess competitiveness, the Committee placed more emphasis on the broadcast industry peer group for compensation for our Chief Executive Officer and Executive Vice President, Operations, given their high involvement in operational matters. To assess the competitiveness of the 2012 compensation paid to our Senior Vice President and General Counsel and our Senior Vice President and Chief Financial Officer, the Committee placed a greater focus on the general industry peer group given the nature of their positions.

The analysis of media/broadcast companies is intended to provide competitive industry data and the analysis of non-broadcast companies is intended to provide general compensation data for executive-level positions at companies of similar size to Fisher and with which we compete for executive talent, particularly in our local market. In addition to the survey data, skills, experience, performance, potential, time in position, and marketability, among other items, are considered in establishing each executive’s compensation.

Risk Considerations. In developing and reviewing the Company’s executive incentive programs, the Committee analyzes the business risks inherent in program designs to ensure they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards at the expense of shareholder interests. The Committee is currently satisfied that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with shareholder interests.

To achieve this objective, the Company’s overall incentive compensation programs have both a short-term and long-term component. For instance, in 2012 the objective of the STI Plan for our named executives to maximize current year earnings before interest, taxes, depreciation, and amortization (together with any adjustments approved by the Committee for certain non-recurring items, “EBITDA”) was balanced by the annual vesting terms of our long-term incentive compensation program and the performance criteria established for our performance awards. The vesting periods, during which the value of any awarded RSUs and stock options can increase or decrease, helps to minimize the risk that executives will maximize EBITDA in a manner that would impair the Company’s long-term results. Similarly, the time-based vesting features of our performance awards discussed below help to properly balance the awards’ incentives to maximize current year broadcast cash flow, free cash flow, and net total revenue. In addition, our use of three separate metrics for the performance awards minimized the likelihood that executives would unduly focus on only one performance metric, like EBITDA.

Clawback Policy. As of the date of this Amendment No. 1, we do not have a formal compensation recovery policy, often referred to as a “clawback” policy. However, the Committee currently intends to adopt such a policy as required by the final rules relating to clawback policies issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Tax Considerations. We considered the tax ramifications of the change of control agreements entered into with our named executives and, to preserve our tax deduction in connection with the payments payable under the agreements, we provided in the agreements that in the event any payments under the agreements are considered to be a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the payments will be reduced so that the payments will not be treated as “parachute payments.”

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to certain of our executive officers, unless the compensation qualifies as performance-based compensation. We reserve the right to use our judgment to authorize compensation payments that do not qualify for the performance-based exemption if we believe such payments are appropriate and in the best interests of shareholders. We intend that our stock options and performance awards will qualify as performance-based compensation under Section 162(m).

Hedging Transactions and Margin Loans. Company executives, including our named executives, are prohibited by the Company’s Insider Trading Policy from engaging in hedging or monetization transactions intended to lock-in the value of stock holdings, such as zero-cost collars or forward sales contracts, and from pledging Company stock as collateral for margin loans.

2012 Executive Compensation

Base Salary. The Committee reviews base salary levels annually and in connection with promotions, and may adjust those amounts in accordance with its review of the peer data for competitive base salary levels, the named executive’s overall performance, skills and experience, time in position, marketability, and, if applicable, promotions and changes to responsibilities. In addition, the Committee generally reviews customary financial measures, such as overall revenue growth and the Company’s financial position and management of its financial resources. The Committee also considers our Chief Executive Officer’s recommendations of base salary levels for our other named executives.

In consideration of the factors discussed above, the Committee, and for Ms. Brown, the Board of Directors, established the following 2012 base salaries. Each named executive’s salary was generally in line with the 25th percentile of the broadcast industry peer data or the 50th percentile of the general industry data for the executive’s position, as noted above.

	2012 Base Salary	Percentage Increase
Colleen B. Brown	$609,242	3.5%
Hassan N. Natha	236,900	3.0
Robert I. Dunlop	306,800	4.0
Christopher J. Bellavia	234,000	4.0

Annual Cash Bonus. We provide annual cash bonus opportunities for executives pursuant to our STI Plan. For 2012, the STI Plan once again had two components — a Company performance component (80% of the award) and an individual performance component (20% of the award). Named executives may earn up to 200% of their applicable target amount for each component, depending on the level of achievement of the performance goals established for such component. Payouts for the individual performance component for all participants are also subject to an aggregate award pool, as described below.

Company Performance Component

For the Company performance component, payout depends upon the Company’s achievement of a pre-established corporate performance goal, which for 2012 was EBITDA. The Committee chose to use EBITDA as the performance measure again in 2012 because the Committee believes EBITDA is one of the most common measures used to value companies in the broadcasting industry and one of the strongest indicators of the Company’s financial and operational performance.

The EBITDA target approved by the Committee under the STI Plan for 2012 was $38.8 million, which represented an increase of more than 20% compared to the Company’s 2011 EBITDA and an increase of more than 42% compared to the Company’s 2011 STI Plan EBITDA target. The Committee believed the 2012 EBITDA target was an appropriate target given the business and economic conditions that were expected during 2012.

For 2012, payouts under the STI Plan were earned for achievement of at least 80% of the applicable EBITDA target with maximum payouts made for achievement of 120% of the target. The Committee retained the discretion to approve all final payouts made under the STI Plan. The following table sets forth the matrix used by the Committee to determine bonus payouts pursuant to the Company performance component:

Company Performance (EBITDA) as a % of Target	Company Performance Component Payout as a % of Target	Company Performance (EBITDA) as a % of Target	Company Performance Component Payout as a % of Target
80% or less	0%	101%	105%
81	1	102	110
82	8	103	115
83	10	104	120
84	13	105	125
85	15	106	130
86	18	107	135
87	23	108	140
88	28	109	145
89	33	110	150
90	38	111	155
91	43	112	160
92	48	113	165
93	53	114	170
94	60	115	175
95	68	116	180
96	75	117	185
97	83	118	190
98	90	119	195
99	98	120 or more	200
100	100

Individual Performance Component

The individual performance component is intended to focus and hold executives individually accountable for achievement of the Company’s strategic objectives relevant to their areas of responsibility. The 2012 STI Plan provided that, in the Committee’s discretion, payouts to eligible participants for the individual performance component are made from an award pool (the “Award Pool”) funded by the Company depending upon the level of the EBITDA target achieved by the Company’s performance during the year. The Committee determined that this component provides additional personal accountability and incentives to each executive, while also continuing to reward for superior corporate performance through the overall Company performance measure. Payouts under this component of the STI Plan to participants, including the named executives and participants in the Company’s Broadcast Group Management Short Term Incentive Plan (the “Broadcast Group STI Plan”), were determined by the Committee in its sole discretion based on the participant’s individual performance during the year. The sum of all payouts made to participants in the STI Plan and the Broadcast Group STI Plan for the individual performance component cannot exceed the Award Pool; however, the entire amount of the Award Pool does not have to be paid out to participants. The Award Pool is established as a percentage of the aggregate amount of both plans’ participants’ individual performance target amounts (the “Aggregate Individual Target Amounts”). The funding level for the Award Pool ranges from a minimum of 80% to a maximum of 200% of the Aggregate Individual Target Amounts according to the table below, with interpolation in the event that the Company’s performance falls between the stated percentiles.

Company Performance (EBITDA) as a Percentage of Target	Pool Funding as a Percentage of the Aggregate Individual Target Amounts
< 80%	80%
80%	80%
85%	85%
90%	90%
95%	95%
100%	100%
105%	125%
110%	150%
115%	175%
120%	200%

Target Bonus Opportunities

The target bonus opportunity for each named executive under the 2012 STI Plan is set as a percentage of base salary, including any salary adjustments occurring during the year, and for 2012 ranged from 35% to 55% of base salary. In general, those executive officers with more overall responsibility command a larger incentive target percentage to reflect the greater duties, responsibilities and accountability for the Company’s overall results and performance. The Committee established the following 2012 target bonus opportunities for our named executives:

Named Executive	Target Bonus Opportunity as a Percentage of Base Salary	Target Company Performance Component	Target Individual Performance Component	Total Target Bonus Opportunity
Colleen B. Brown	55%	$268,066	$67,017	$335,083
Hassan N. Natha	35	66,332	16,583	82,915
Robert I. Dunlop	45	110,448	27,612	138,060
Christopher J. Bellavia	40	74,880	18,720	93,600

The target bonus opportunities for each named executive were generally in line with the 25th percentile of the broadcast industry peer data or the 50th percentile of the general industry data for the executive’s position, as noted above, and the percentages remained unchanged from 2011.

Actual Payouts

The Company’s actual 2012 EBITDA for purposes of the STI Plan was $37.83 million, which was 98% of the established target under the 2012 STI Plan. Calculation of 2012 EBITDA for purposes of the STI Plan excluded the following non-recurring items: Fisher Plaza rent expense; insurance reimbursements received for the 2009 Fisher Plaza fire; the Company’s gain on sales of miscellaneous real estate and related work; loss on the extinguishment of our 8.625% senior notes due in 2014 (the “Senior Notes”); Fisher Plaza post-closing transition expenses; advisory and tax expenses incurred in connection with Company strategic initiatives and transactions; legal expenses related to state tax audits and assessments; expenses related to our discontinued businesses; and over-budget Company contributions to our 401(k) Plan. As a result, each named executive earned a payout for the Company performance component under the STI Plan equal to 90% of the named executive’s target amount for that component, and the Award Pool for the individual performance component was funded at 98% of the Aggregate Individual Target Amounts, of which 100% of the Award Pool was paid out to the participants in the aggregate. Payouts for the Company performance component are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table on page 19, and payouts for the individual performance component are reflected in the Bonus column of the Summary Compensation Table. From the Award Pool, the Committee, and for Ms. Brown the Board of Directors, awarded each named executive a payout for the STI Plan individual performance component after reviewing the named executive’s performance with respect to leadership competencies and individual competencies customized to such executive’s position and duties. The Committee considers Ms. Brown’s award recommendations and her evaluation of each other executive officer because of her first-hand knowledge of such officer’s performance and contributions. In addition to Ms. Brown’s evaluations, the individual competencies reviewed by the Committee included company-wide quantitative and qualitative financial, operational and strategic measures, and any other information deemed relevant by the Committee. Among the most important factors considered were the following:

•	Audience and market share
•	Developing and New Media growth
•	Operations excellence
•	Balance sheet management
•	Leadership
•	Financial measures, including revenue, cash flow, and earnings
•	Demonstration of Company values
•	Budgeting and expense management
•	Management of significant projects
•	Strategic guidance
•	External communications

The following chart highlights the specific achievements considered for each named executive:

Named Executive	Performance Rating Percentage	Individual Performance Considered by the Committee
Colleen B. Brown	106%	Delivered strategic and operational excellence; provided focused leadership during uncertain times while optimizing shareholder value; recognized commitment to serving and personally volunteering in the communities in which the Company does business; and executed corporate development activities as directed by the Board of Directors.

Named Executive	Performance Rating Percentage	Individual Performance Considered by the Committee

Hassan N. Natha	100	Provided strong functional and technical expertise in finance, accounting and tax matters; contributed to the considerable growth in the Company’s adjusted cash balance during 2012; streamlined the Company’s budgeting process to improve efficiency; reorganized the Company’s finance and accounting teams to maximize efficiency; and enhanced the Company’s quarterly reporting processes.

Robert I. Dunlop	108	Produced compelling operational performance resulting in broadcast market revenue growth and increased cash flow margins; directed the leadership transition at Seattle broadcasting operations; continued to deliver in three key areas: revenue growth, audience growth and key operating expense reductions; and pursued corporate development activities as directed.

Christopher J. Bellavia	110	Delivered sound legal counsel to the Company’s senior management team and Board of Directors on key projects; displayed strong strategic agility by anticipating future consequences and assessing risk management; developed and provided in-house legal training on broadcast regulatory matters; and led corporate communication matters.

The following table reflects the 2012 payouts to the named executives for both components of the STI Plan:

Named Executive	Individual Performance Component Payout	Company Performance Component Payout	Total 2012 STI Plan Payout
Colleen B. Brown	$65,435	$241,260	$306,695
Hassan N. Natha	15,275	59,699	74,974
Robert I. Dunlop	27,469	99,403	126,872
Christopher J. Bellavia	18,968	67,392	86,360

Long-Term Incentive Compensation. In 2012, long-term incentives in the form of stock options, RSUs and performance awards, were made from the Company’s Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). Stock options have a ten-year term and exercise prices equal to the reported closing market price per share of our common stock on the date of grant. Stock options and RSU awards granted since the beginning of 2009 vest in four equal annual installments beginning on the first anniversary of the grant date. Our long-term incentive awards are made on an individual basis and historically have been approved early in the year following the year to which they relate to coincide with other executive compensation decisions. However, in 2012, the Committee modified the timing of long-term incentive compensation awards so that 50% of the awards were forward-looking performance awards that were earned based on the Company’s 2012 performance (as discussed below), and the remainder were stock option and RSU awards that relate to 2011 performance, as measured by the Company’s 2011 EBITDA. The Committee added performance metrics to 50% of the named executives’ 2012 long-term incentive awards to increase the proportion of executive compensation that is performance-based and at-risk thereby further aligning executive interests with those of our shareholders.

For the long-term incentive awards made in March 2012 (of which 50% was based on 2011 performance, as discussed above), the Committee reviewed the Towers Watson Report as a guide in establishing target award values. The Towers Watson Report focused on data averaged over the most recent three-year period, since long-term incentive data can vary considerably from year-to-year because of the small data samples (proxy peer companies and media survey companies of similar size). For all but our Executive Vice President, Operations (whose position is very industry-specific), general industry information was also provided to give a broader view of market practice. Guided by market data and generally targeting the 50th percentile of competitive market values for each position, Towers Watson provided an estimated long-term incentive competitive value for each named executive. Because the Company achieved 113% of its EBITDA target for 2011, the Committee established an aggregate pool for the 50% of the long-term incentive awards based on 2011 performance at 113% of aggregate target values. Accordingly, the Committee granted long-term equity incentive awards in March 2012 to our named executives in the following amounts:

	2012 Awards
	Stock Options (#)	Restricted Stock Units (#)	Performance Awards at Target (#)	Total Grant Date Value ($)
Colleen B. Brown	5,231	4,459	6,577	526,674
Hassan N. Natha	1,700	1,449	2,137	171,140
Robert I. Dunlop	2,943	2,508	3,699	296,235
Christopher J. Bellavia	1,700	1,449	2,137	171,140

For new executives, long-term incentive awards are typically made at the time of hire. We do not have any program, plan or practice to time grants to new executives or to our existing executives in coordination with the release of material non-public information nor have we or do we intend to time the release of material non-public information for the purpose of affecting the value of our named executives’ compensation. The Committee approves all grants of equity awards made to our named executives.

2012 Performance Awards

As noted above, 50% of the long-term incentive awards made to each named executive in March 2012 was in the form of a performance award with a payout based on the Company’s 2012 performance over the course of the year (the “2012 Performance Awards”) with respect to the following three pre-established financial metrics: broadcast cash flow, net total revenue, and free cash flow, with broadcast cash flow weighted at 50% and net total revenue and free cash flow each weighted at 25%. The following describes the three financial metrics that applied to the 2012 performance awards:

•

Broadcast cash flow (“BCF”) refers to Broadcast and Developing Media net revenues less normal operating expenses. BCF excludes trade revenue; trade expenses; partnership tower expenses and losses; minority interests; corporate expenses; Fisher Plaza related rent and occupancy income or expenses; depreciation and amortization; interest expense; tax provisions and any other one-time or non-recurring expenses.

•

Free cash flow (“FCF”) refers to operating income plus depreciation and amortization; amortization of program rights; loss on sale of assets; minority interests; stock compensation and incremental STI Plan accrual (payout greater than 100%); minus gain on sale of assets; amortization of a non-cash contract termination fee; estimated payment of broadcast rights; payment of 2012 capital expenditures and cash interest expense. Excluded from FCF are payments of 2011 accrued income taxes in 2012; payments of 2012 taxes; payments of capital expenditures accrued in 2011 and paid in 2012; all Fisher Plaza related rent and occupancy income and expenses; payments and costs for share repurchases; any strategic investments or related payments; and payments for interest expense and debt extinguishment costs for the Company’s Senior Notes retired in 2012.

•	Net total revenue refers to net total revenue (Broadcasting and Developing Media) excluding any trade revenue and interest income.

Depending on the Company’s performance with respect to the established target for each metric, named executives were eligible to earn from 0% to 120% of targeted amounts, with nothing earned unless 80% or more achievement was obtained for at least one metric.

The following table sets forth the matrix used by the Committee to determine payouts pursuant to the performance award metrics, with straight line interpolation for performance achievement between specified levels:

Weighted Achievement of Performance Metrics (BCF, FCF and Net Total Revenue) as a % of Target	RSU Payout as a % of Target
Less than 80%	0%
80	80
85	85
90	90
95	95
100	100
105	105
110	110
115	115
120 or above	120

The Company’s performance during 2012 with respect to each metric was as follows:

2012 Performance Metric	Target ($)	Company Achievement Against Target (%)	Weighting (%)	Total Weighted Achievement (%)
Broadcast Cash Flow	54,699,263	97	50	49
Net Total Revenue	166,010,050	98	25	25
Free Cash Flow	28,347,000	101	25	25

2012 Performance Metric	Target ($)	Company Achievement Against Target (%)	Weighting (%)	Total Weighted Achievement (%)
Total	—	—	—	98

All payouts after the completion of 2012 were in the form of RSUs, with 25% of the units vested upon issuance in March 2013 and the remaining units vesting in equal annual installments over the next three years. Based on the Company’s total weighted achievement for 2012 performance, the named executives earned the following number of RSUs for the 2012 Performance Awards (includes the adjustment for the Special Dividend (defined below) and quarterly dividend equivalents): Ms. Brown: 8,809; Mr. Natha: 2,861; Mr. Dunlop: 4,954; and Mr. Bellavia: 2,861.

Long-Term Incentive Awards Granted in 2013

Because of the Company’s strategic review evaluation process announced on January 10, 2013 and its potential effects on the Company’s business and operations, the Committee decided to make 2013 long-term incentive awards in the form of RSUs (representing 80% of an executive’s award) and stock options (representing 20% of an executive’s award). Based on the Company’s achievement of 98% of its 2012 EBITDA target, 2013 long-term incentive awards were made form a pool established at 98% of aggregate target values. From the aggregate pool, the Committee granted long-term equity incentive awards in March 2013 to our named executives in the following amounts:

	2013 Awards
	Stock Options (#)	Restricted Stock Units (#)	Total Grant Date Value ($)
Colleen B. Brown	4,146	8,091	392,008
Hassan N. Natha	1,399	2,731	132,309
Robert I. Dunlop	2,332	4,551	220,495
Christopher J. Bellavia	1,399	2,731	132,309

The Committee determined that vesting for the above awards would accelerate on a partial basis in the event of an acquisition of the Company during 2013 or 2014, if and to the extent such awards are not converted, assumed or replaced by the successor company. As discussed in more detail under Potential Payments upon Termination of Employment or Change of Control on page 24, the default provisions under the 2008 Plan would have resulted in full acceleration of these awards.

Dividends. In October 2012, our Board of Directors declared a special cash dividend in the amount of $10.00 per share payable to Company shareholders (the “Special Dividend”) and adopted a dividend policy under which it intends to pay a quarterly cash dividend (the “Dividend Policy”). In connection with the approval of the Special Dividend and the Dividend Policy, the Committee and the Board, as applicable, approved the following amendments to the Company’s Amended and Restated Incentive Plan of 2001 (the “2001 Plan”) and the 2008 Plan:

•

The Board approved an amendment and restatement of the 2001 Plan to permit the adjustment of outstanding stock options in the event of a distribution of assets to shareholders other than a normal cash dividend (the “2001 Plan Amendment”).

•

The Committee approved an amendment and restatement of the 2008 Plan to permit: (1) the adjustment of outstanding awards in the event of a distribution of assets to shareholders other than a normal cash dividend and (2) the amendment of outstanding awards so that such awards are credited with dividends or dividend equivalents (together with the 2001 Plan Amendment, the “Plan Amendments”).

Also in October 2012, the Committee approved: (1) the adjustment, effective on October 22, 2012, of outstanding stock options, RSUs and performance awards to preserve the intrinsic and incentive value of such awards as the Company’s stock price declined as a direct result of the Special Dividend, by reducing the exercise price and/or increasing the number of shares subject to the awards, as applicable (the “Award Adjustments”), and (2) the amendment of outstanding RSUs and performance awards and the forms of award agreements for future grants of RSUs and performance awards (the “Award Amendments”) to provide that, if the Company pays an ordinary cash dividend on its common stock, such awards will be credited with an amount equal to the per share cash dividend paid by the Company multiplied by the total number of shares subject to the award immediately before the record date for such dividend, with any such dividend equivalents to be subject to the same vesting, payment and other terms and conditions as the awards to which they relate and such dividends to be paid in cash or shares of the Company’s common stock, as determined by the Committee in is sole discretion.

The Board and Committee determined that the Plan Amendments and the Award Adjustments and Award Amendments were appropriate to maintain the current intrinsic and incentive value of the Company’s long-term incentive awards after the Company’s stock price declined as a direct result of the Special Dividend, while also treating award holders consistently with shareholders with respect to future ordinary dividends.

Change of Control. We have entered into “double-trigger” change of control agreements with each of the named executives, which entitle the named executives to certain payments in the event that there is a change of control of the Company followed by a termination of the named executive’s employment under certain circumstances during the 18-month employment period immediately following the change of control, as described in more detail under “Potential Payments Upon Termination of Employment or Change of Control” on page 24.

The Company entered into the change of control agreements in light of the Company’s relatively lean management structure, lack of severance or employment agreements with its executives, and general consolidation trends in the broadcasting industry. In evaluating the need for the agreements, the Committee worked with Towers Watson on a review of industry and peer-company standards. Towers Watson also advised the Committee in its deliberations concerning the appropriate structure and terms for executive management change of control benefits. As a result of its review, the Committee concluded that appropriate change of control arrangements were common and are an important tool for attracting and retaining executive talent.

The change of control agreements were approved by both the Committee and the Board of Directors to provide key Company executives with a strong incentive to remain with the Company and to reduce the level of uncertainty and distraction that is likely to result from an actual or potential change of control of the Company. The Committee believes the amounts payable to the named executives under the agreements are in line with conservative best practice and consistent with industry standards.

In addition, as described under “Potential Payments upon Termination of Employment or Change of Control” on page 24, stock options and RSUs (including any outstanding RSUs that were earned under a performance award) granted under the 2008 Plan will accelerate and become fully vested immediately prior to a change of control of the Company, unless the awards are converted, assumed or replaced by the successor company in such transaction, or unless the Committee determines otherwise at the time of such transaction. These provisions are designed to provide maximum flexibility for the Company in the event of a merger or similar transaction by allowing the Company to structure a transaction in a manner that is most attractive to a potential acquiring company, while at the same time being fair to and facilitating the retention of critical employees during a transaction and motivating management to obtain the best price for our Company, thereby aligning their interests with the interests of our shareholders.

The Company does not provide executives with a tax gross-up to cover personal income taxes that may apply to any of these change of control benefits.

Severance. We do not have a severance policy or plan applicable to our named executives, but may enter into severance arrangements with our executives, including our named executives, on a case-by-case basis. The 2001 Plan provides that stock options and restricted stock rights accelerate and become fully vested upon termination of employment due to death or disability and stock options accelerate and become fully vested upon termination of employment due to retirement after age 65. These benefits were included in the 2001 Plan to provide all plan participants with additional death, disability and retirement vesting acceleration comparable to peer practices when the 2001 Plan was adopted; however, as of the date of this Amendment No. 1 there are no outstanding awards under the 2001 Plan that remain unvested.

Other Compensation. Our named executives are eligible to participate in the Company’s 401(k) Retirement Plan. During 2012 the Company provided discretionary matching contributions to employees in amounts equal to 50% of the employee’s contributions to the 401(k) plan that do not exceed 4% of the employee’s income, subject to statutory limitations imposed by the Code. The Company’s matching contributions are available to all plan participants, including our named executives. Named executives are also eligible to participate in standard Company benefit plans available to all employees, including medical, dental, vision insurance, short and long-term disability coverage, vacation and sick leave and life and accident insurance. We provide no pension or deferred compensation benefits for our named executives. In 2011, the Company also provided named executives with additional long-term disability insurance coverage intended to supplement the automatic coverage provided to all Company participants. This benefit is discussed in greater detail under “Potential Payments upon Termination of Employment or Change of Control” on page 24.

Stock Ownership Guidelines. In March 2012, the Committee and Board of Directors approved new stock ownership guidelines for directors and executive officers to encourage long-term investment in the Company. Under the new guidelines, the Chief Executive Officer must own shares of our common stock equal in value to four-times (4x) her annual base salary in effect as of the measurement date and all other executive officers must own shares of our common stock equal in value to two-times (2x) their annual base salary in effect as of the measurement date. For executive officers as of the date the guidelines were adopted, the measurement date is January 1, 2012. For persons becoming executive officers after the guidelines were adopted, the measurement date is the date they are deemed to be executive officers. Shares that count towards satisfaction of these guidelines include (a) fully vested shares owned directly or indirectly through immediate family members residing in the same household, and (b) unvested RSUs, including outstanding RSUs earned under a performance award. Executive officers as of the date the guidelines were adopted are expected to meet the guidelines by December 31, 2017. Persons becoming executive officers after the guidelines were adopted will have five years to come into compliance. Executive officers must show progress of at least 20% per year toward the five-year stock ownership target until such target is met. Subject to amendment or modification of the guidelines, once the guidelines have been met by an individual, there is no requirement for that individual to acquire additional shares of our common stock. The Board retains the discretion to waive compliance with the guidelines in the event of a named executive’s significant hardship or to enable compliance with a court order. Each named executive is currently in compliance with the ownership guidelines.

SUMMARY COMPENSATION TABLE

The following information is provided regarding the compensation earned during the three most recent calendar years, as applicable, by our Chief Executive Officer, our Chief Financial Officer, and our two remaining executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Colleen B. Brown	2012	609,242	65,435	740,921	302,599	241,260	24,800	1,984,257
President and Chief	2011	588,640	122,126	405,328	94,446	427,353	123	1,638,016
Executive Officer	2010	566,000	84,900	390,348	86,421	452,800	4,581	1,585,050

Hassan N. Natha	2012	236,900	15,275	187,856	50,108	59,699	6,674	556,512
Senior Vice President,	2011	230,000	19,642	66,326	15,455	106,260	4,969	442,652
Chief Financial Officer and	2010	185,400	10,475	65,058	14,403	74,160	—	349,496
Principal Accounting Officer

Robert I. Dunlop	2012	306,800	27,469	392,750	134,036	99,403	13,118	973,576
Executive Vice President,	2011	295,000	65,091	227,905	53,104	175,230	4,900	821,230
Operations	2010	278,000	37,530	168,067	37,209	200,160	—	720,966

Christopher J. Bellavia	2012	234,000	18,968	232,689	60,380	67,392	7,625	621,054
Senior Vice President,	2011	225,000	52,540	131,732	30,695	118,800	4,969	563,736
General Counsel	2010	212,790	22,343	151,802	33,608	119,162	—	539,705
and Corporate Secretary

(1)	Amounts for 2012 in this column represent payouts under the individual performance component of our Management Short-Term Incentive Plan (the “STI Plan”), as discussed under “Compensation Discussion and Analysis” beginning on page 7.

(2)	Amounts in this column for all grants to all officers included in the table and for all periods reflect the grant date fair value of the awards granted by the Company computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB Topic 718”). Amounts for 2012 include the grant date fair value of performance awards at target of $200,007 for Ms. Brown, $64,986 for Mr. Natha, $112,487 for Mr. Dunlop, and $64,986 for Mr. Bellavia, computed in accordance with FASB Topic 718. At the maximum level of achievement, these values would be $239,996 for Ms. Brown, $77,971 for Mr. Natha, $134,990 for Mr. Dunlop, and $77,971 for Mr. Bellavia, as further discussed in “Compensation Discussion and Analysis.” For this purpose, the grant date fair value of each restricted stock unit and performance award granted in 2012 and reflected in this column was $30.41 per share, which was equal to the reported per share closing price of the Company’s common stock on the date of grant. Amounts for 2012 also include the incremental fair value, computed in accordance with FASB Topic 718, of the modification to outstanding awards on October 22, 2012 to reflect the Company’s payment of a $10.00 per share special cash dividend (the “Special Dividend”) and to provide for dividend equivalents, as discussed under “Compensation Discussion and Analysis” beginning on page 7.

(3)	Amounts in this column for all grants to all officers included in the table and for all periods reflect the grant date fair value of the awards granted by the Company computed in accordance with FASB Topic 718. The options granted in 2012 were granted with an exercise price of $30.41 per share, the reported closing market price of our common stock on the grant date. To calculate grant date fair value, the Company used the Black-Scholes valuation model with the following inputs for 2012: expected volatility: 62.70%, risk-free interest rate: 0.99%, expected life: 6.0 years, and expected dividend yield: 0.0%. The resulting 2012 Black-Scholes grant date fair value was $17.28 per share. Amounts for 2012 also include the incremental fair value, computed in accordance with FASB Topic 718, of the modification to outstanding awards on October 22, 2012 to reflect the Company’s payment of the Special Dividend, as discussed under “Compensation Discussion and Analysis” beginning on page 7.

(4)	Amounts for 2012 in this column represent cash payouts under the Company performance component of our STI Plan, as discussed under “Compensation Discussion and Analysis” beginning on page 7.

(5)	Amounts for 2012 in this column include the value of dividend equivalents paid on outstanding restricted stock rights awarded under the 2001 Plan and credited on outstanding restricted stock units and performance awards granted from the 2008 Plan, as follows: Ms. Brown, 2001 Plan dividend equivalents paid in the amount of $16,199 and 2008 Plan dividend equivalents credited in the amount of $8,601; Mr. Natha, 2008 Plan dividend equivalents credited in the amount of $1,674; Mr. Dunlop, 2001 Plan dividend equivalents paid in the amount of $3,938 and 2008 Plan dividend equivalents credited in the amount of $4,180; and Mr. Bellavia, 2008 Plan dividend equivalents credited in the amount of $2,625.

2012 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth certain information for each of our executive officers listed in the Summary Compensation Table with respect to potential non-equity incentive plan payouts under the Fisher Communications STI Plan, and stock option and restricted stock units granted under the 2008 Plan in March 2012 for 2011 performance, and in October 2012 as award adjustments to reflect the Company’s payment of the Special Dividend and to provide for dividend equivalents, as applicable.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Potential Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Colleen B. Brown	3/13/2012	2,681	268,067	536,134						—	—
	3/13/2012				5,262	6,577	7,892			—	200,007
	3/13/2012							4,459		—	135,598
	3/13/2012								5,231	30.41	90,392
	10/22/2012				1,890	2,362	2,834			—	63,184	(3)
	10/22/2012							12,790		—	342,133	(3)
	10/22/2012								15,000	36.33	22,500	(3)
	10/22/2012								10,000	35.58	14,300	(3)
	10/22/2012								10,000	36.29	13,800	(3)
	10/22/2012								30,000	20.48	66,000	(3)
	10/22/2012								20,388	6.00	23,242	(3)
	10/22/2012								10,800	5.88	45,144	(3)
	10/22/2012								6,600	16.71	16,236	(3)
	10/22/2012								5,231	20.80	10,985	(3)

Hassan N. Natha	3/13/2012	663	66,332	132,664						—	—
	3/13/2012				1,710	2,137	2,564			—	64,986
	3/13/2012							1,449		—	44,064
	3/13/2012								1,700	30.41	29,376
	10/22/2012				614	767	920			—	20,517	(3)
	10/22/2012							2,179		—	58,288	(3)
	10/22/2012								2,000	12.98	5,820	(3)
	10/22/2012								1,019	6.00	1,162	(3)
	10/22/2012								1,800	5.88	7,524	(3)
	10/22/2012								1,080	16.71	2,657	(3)
	10/22/2012								1,700	20.80	3,570	(3)

Robert I. Dunlop	3/13/2012	1,104	110,448	220,896							—
	3/13/2012				2,959	3,699	4,439			—	112,487
	3/13/2012							2,508		—	76,268
	3/13/2012								2,943	30.41	50,855
	10/22/2012				1,062	1,328	1,594			—	35,524	(3)
	10/22/2012							6,298		—	168,472	(3)
	10/22/2012								5,000	37.27	100	(3)
	10/22/2012								2,500	41.89	1,575	(3)
	10/22/2012								3,500	41.80	3,395	(3)
	10/22/2012								2,800	33.09	4,872	(3)
	10/22/2012								3,000	35.58	4,290	(3)
	10/22/2012								7,250	20.48	15,950	(3)
	10/22/2012								5,935	26.29	10,505	(3)
	10/22/2012								6,796	6.00	7,747	(3)
	10/22/2012								4,650	5.88	19,437	(3)
	10/22/2012								3,711	16.71	9,129	(3)
	10/22/2012								2,943	20.80	6,180	(3)

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Potential Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Christopher J. Bellavia	3/13/2012	749	74,880	149,760						—	—
	3/13/2012				1,710	2,137	2,564			—	64,986
	3/13/2012							1,449		—	44,064
	3/13/2012								1,700	30.41	29,376
	10/22/2012				614	767	920			—	20,517	(3)
	10/22/2012							3,855		—	103,121	(3)
	10/22/2012								2,000	27.02	3,440	(3)
	10/22/2012								1,019	6.00	1,162	(3)
	10/22/2012								4,200	5.88	17,556	(3)
	10/22/2012								2,145	16.71	5,277	(3)
	10/22/2012								1,700	20.80	3,570	(3)

(1)	Represents the potential payouts under the Company performance component of the STI Plan and excludes the potential payouts under the individual performance component, which was discretionary. Actual payouts are provided in the “Summary Compensation Table” and discussed in the “Compensation Discussion and Analysis.”
(2)	These columns show the threshold, target, and maximum payouts under 2012 performance awards. These awards were granted in March 2012 and earned in March 2013 at 98% of target amounts. For additional information regarding performance awards, see “Compensation Discussion and Analysis.”
(3)	Amount reflects the incremental fair value computed in accordance with FASB Topic 718 as a result of the modification to reflect the Company’s payment of the Special Dividend and to provide for dividend equivalents, as applicable. For additional information regarding this modification, see “Compensation Discussion and Analysis.”

Employment Offer Letters

We do not have employment agreements with any of our executive officers, but we do have offer letters for each executive which established the salary, option grants and stock awards for the year in which they were hired. Executive officers are evaluated on an individual basis each year thereafter and salary adjustments and grants of additional stock options and stock awards are made accordingly.

Equity Awards

The restricted stock units, stock options and performance awards granted to our named executives on March 13, 2012 were granted under the 2008 Plan. The restricted stock units and stock options reported in the table above vest in four equal annual installments from the date of grant. The performance awards reported in the table above were earned based on the achievement of pre-established Company performance goals and were settled in restricted stock units, of which twenty-five percent (25%) vested upon issuance and the remainder vests in three equal annual installments on each anniversary of the issuance. Each stock option was awarded with an exercise price equal to the reported closing price of our common stock on the grant date. As discussed in the Compensation Discussion and Analysis beginning on page 7, in October 2012, certain outstanding awards were adjusted to reflect the Company’s payment of the Special Dividend and to provide for dividend equivalents, as applicable.

Management Short-Term Incentive Plan

Non-equity incentive plan awards to our named executives were made pursuant to the terms of the STI Plan, which is described beginning on page 11 of this Amendment No. 1. Payouts under this plan are in the form of cash bonuses. Eighty percent (80%) of the payouts are non-equity incentive plan awards subject to the achievement of a pre-established Company performance goal. Twenty percent (20%) of the payouts are discretionary awards subject to our Compensation Committee’s determination as to the named executive’s individual performance during the year. Payouts of the discretionary awards are reflected in the Bonus column in our Summary Compensation Table above.

Base Salary and Bonuses in Proportion to Total Compensation

Base salary and bonuses in proportion to total compensation paid to our named executives for 2012 service ranged from 34.3% to 45.3%.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information with respect to outstanding option awards and unvested restricted stock rights/units held by each of the executive officers listed in our Summary Compensation Table, as of December 31, 2012.

	Option Awards(1)					Stock Awards(1)
Name	Option Grant Date(2)	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
		Exercisable	Unexercisable
Colleen B. Brown(3)	10/10/2005	15,000	—	36.33	10/10/2015	—	—
	12/04/2006	10,000	—	35.58	12/04/2016	—	—
	03/08/2007	10,000	—	36.29	03/08/2017	—	—
	03/12/2008	24,000	6,000	20.48	03/12/2018	—	—
	03/11/2009	15,291	5,097	6.00	03/11/2019	—	—
	03/09/2010	5,400	5,400	5.88	03/09/2020	—	—
	03/01/2011	1,650	4,950	16.71	03/01/2021	—	—
	03/13/2012	—	5,231	20.80	03/13/2022	—	—
		—	—	—	—	58,804	1,587,120

Hassan N. Natha(4)	12/09/2008	1,600	400	12.98	12/09/2018	—	—
	03/11/2009	765	254	6.00	03/11/2019	—	—
	03/09/2010	900	900	5.88	03/09/2020	—	—
	03/01/2011	270	810	16.71	03/01/2021	—	—
	03/13/2012	—	1,700	20.80	03/13/2022	—	—
		—	—	—	—	10,980	296,350

Robert I. Dunlop(5)	04/24/2003	5,000	—	37.27	04/24/2013	—	—
	02/11/2004	2,500	—	41.89	02/11/2014	—	—
	03/07/2005	3,500	—	41.80	03/07/2015	—	—
	03/07/2006	2,800	—	33.09	03/07/2016	—	—
	12/04/2006	3,000	—	35.58	12/04/2016	—	—
	03/12/2008	5,800	1,450	20.48	03/12/2018	—	—
	07/29/2008	4,748	1,187	26.29	07/29/2018	—	—
	03/11/2009	5,097	1,699	6.00	03/11/2019	—	—
	03/09/2010	2,326	2,324	5.88	03/09/2020	—	—
	03/01/2011	928	2,783	16.71	03/01/2021	—	—
	03/13/2012	—	2,943	20.80	03/13/2022	—	—
		—	—	—	—	29,180	787,568

Christopher J. Bellavia(6)	11/03/2008	1,600	400	27.02	11/03/2018	—	—
	03/11/2009	765	254	6.00	03/11/2019	—	—
	03/09/2010	2,100	2,100	5.88	03/09/2020	—	—
	03/01/2011	537	1,608	16.71	03/01/2021	—	—
	03/13/2012	—	1,700	20.80	03/13/2022	—	—
		—	—	—	—	17,319	467,440

(1)	The stock option awards and restricted stock rights/units reported in this table granted before January 1, 2009 vest in five equal annual installments beginning on the first anniversary of the date of grant. The stock option awards and restricted stock units reported in this table granted after January 1, 2009 vest in four equal annual installments beginning on the first anniversary of the date of grant. The restricted stock units reported in this table granted in satisfaction of performance awards vest in four equal annual installments beginning on March 12, 2013.

(2)	The stock option awards reported in this table were modified on October 22, 2012 to reflect the Company’s payment of the Special Dividend and to provide for dividend equivalents, as discussed under “Compensation Discussion and Analysis” beginning on page 7. The table above reflects the original grant date for the stock option awards prior to the modifications on October 22, 2012.

(3)	As of December 31, 2012, Ms. Brown held the following restricted stock rights/units:

•	1,596 restricted stock rights granted on March 12, 2008. 1,596 rights vest on March 12, 2013. Does not include 1,595 rights that vested on each of March 12, 2009, 2010, 2011 and 2012.
•

9,514 restricted stock units granted on March 11, 2009, as adjusted on October 22, 2012 to reflect the Special Dividend. 9,514 units vest on March 11, 2013. Does not include 7,000 units that vested on March 11, 2010, 2011 and 2012.

•

17,126 restricted stock units granted on March 9, 2010, as adjusted on October 22, 2012 to reflect the Special Dividend. 8,563 units vest on each of March 9, 2013 and 2014. Does not include 6,300 units that vested on each of March 9, 2011 and 2012.

•

15,699 restricted stock units granted on March 1, 2011, as adjusted on October 22, 2012 to reflect the Special Dividend. 5,233 units vest on each of March 1, 2013, 2014 and 2015. Does not include 3,850 units that vested on March 1, 2012.

•

6,060 restricted stock units granted on March 13, 2012, as adjusted on October 22, 2012 to reflect the Special Dividend. 1,516 units vest on March 13, 2013, 1,515 units vest on each of March 13, 2014 and 2015, and 1,514 units vest on March 13, 2016.

•

8,809 restricted stock units granted on March 12, 2013 in satisfaction of performance awards, including the adjustment on October 22, 2012 to reflect the Special Dividend and regular dividend equivalents. 2,203 units vest on each of March 12, 2013 and 2014, 2,202 units vest on March 12, 2015, and 2,201 units vest on March 12, 2016.

(4)	As of December 31, 2012, Mr. Natha held the following restricted stock units:
•

135 restricted stock units granted on December 9, 2008, as adjusted on October 22, 2012 to reflect the Special Dividend. 135 units vest on November 17, 2013. Does not include 100 units that vested on each of November 17, 2009, 2010 and 2011 or 136 units that vested on November 19, 2012.

•

593 restricted stock units granted on March 11, 2009, as adjusted on October 22, 2012 to reflect the Special Dividend. 593 units vest on March 11, 2013. Does not include 438 units that vested on each of March 11, 2010, 2011 and 2012.

•

2,854 restricted stock units granted on March 9, 2010, as adjusted on October 22, 2012 to reflect the Special Dividend. 1,427 units vest on each of March 9, 2013 and 2014. Does not include 1,050 units that vested on each of March 9, 2011 and 2012.

•

2,568 restricted stock units granted on March 1, 2011, as adjusted on October 22, 2012 to reflect the Special Dividend. 856 units vest on each of March 1, 2013, 2014 and 2015. Does not include 630 units that vested on March 1, 2012.

•

1,969 restricted stock units granted on March 13, 2012, as adjusted on October 22, 2012 to reflect the Special Dividend. 493 units vest on March 13, 2013, and 492 units vest of each of March 13, 2014, 2015 and 2016.

•

2,861 restricted stock units granted on March 12, 2013 in satisfaction of performance awards, including the adjustment on October 22, 2012 to reflect the Special Dividend and regular dividend equivalents. 716 units vest on each of March 12, 2013 and 2014, 715 units vest on March 12, 2015, and 714 units vest on March 12, 2016.

(5)	As of December 31, 2012, Mr. Dunlop held the following restricted stock rights/units:
•	388 restricted stock rights granted on March 12, 2008. 388 rights vest on March 12, 2013. Does not include 385 rights that vested on each of March 12, 2009, 2010, 2011 and 2012.
•

324 restricted stock units granted on July 29, 2008, as adjusted on October 22, 2012 to reflect the Special Dividend. 324 units vest on July 29, 2013. Does not include 240 units that vested on each of July 29, 2009, 2010, 2011 and 2012.

•

3,907 restricted stock units granted on March 11, 2009, as adjusted on October 22, 2012 to reflect the Special Dividend. 3,907 units vest on March 11, 2013. Does not include 2,875 units that vested on each of March 11, 2010, 2011 and 2012.

•

7,372 restricted stock units granted on March 9, 2010, as adjusted on October 22, 2012 to reflect the Special Dividend. 3,686 units vest on each of March 9, 2013 and 2014. Does not include 2,713 units that vested on each of March 9, 2011 and 2012.

•

8,826 restricted stock units granted on March 1, 2011, as adjusted on October 22, 2012 to reflect the Special Dividend. 2,943 units vest on March 1, 2013, 2,942 units vest on March 1, 2014, and 2,941 units vest on March 1, 2015. Does not include 2,165 units that vested on March 1, 2012.

•

3,409 restricted stock units granted on March 13, 2012, as adjusted on October 22, 2012 to reflect the Special Dividend. 853 units vest on March 13, 2013, and 852 units vest on each of March 13, 2014, 2015 and 2016.

•

4,954 restricted stock units granted on March 12, 2013 in satisfaction of performance awards, including the adjustment on October 22, 2012 to reflect the Special Dividend and regular dividend equivalents. 1,239 units vest on each of March 12, 2013 and 2014, and 1,238 units vest on each of March 12, 2015 and 2016.

(6)	As of December 31, 2012, Mr. Bellavia held the following restricted stock units:
•

135 restricted stock units granted on November 3, 2008, as adjusted on October 22, 2012 to reflect the Special Dividend. 135 units vest on November 3, 2013. Does not include 100 units that vested on each of November 3, 2009, 2010 and 2011, and 136 units that vested on November 3, 2012.

•

593 restricted stock units granted on March 11, 2009, as adjusted on October 22, 2012 to reflect the Special Dividend. 593 units vest on March 11, 2013. Does not include 438 units that vested on each of March 11, 2010 and 2011 and 437 units that vested on March 11, 2012.

•

6,600 restricted stock units granted on March 9, 2010, as adjusted on October 22, 2012 to reflect the Special Dividend. 3,300 units vest on each of March 9, 2013 and 2014. Does not include 2,450 units that vested on each of March 9, 2011 and 2012.

•

5,101 restricted stock units granted on March 1, 2011, as adjusted on October 22, 2012 to reflect the Special Dividend. 1,701 units vest on March 1, 2013, and 1,700 units vest on each of March 1, 2014 and 2015. Does not include 1,252 units that vested on March 1, 2012.

•

1,969 restricted stock units granted on March 13, 2012, as adjusted on October 22, 2012 to reflect the Special Dividend. 493 units vest on March 13, 2013 and 492 units vest on each of March 13, 2014, 2015 and 2016.

•

2,861 restricted stock units granted on March 12, 2013 in satisfaction of performance awards, including the adjustment on October 22, 2012 to reflect the Special Dividend and regular dividend equivalents. 716 units vest on each of March 12, 2013 and 2014, 715 units vest on March 12, 2015, and 714 units vest on March 12, 2016.

(7)	The values in this column were calculated by multiplying the number of shares by $26.99, which was the reported closing price of our common stock on December 31, 2012.

2012 OPTION EXERCISES AND STOCK VESTED TABLE

The following table includes certain information for each of the executive officers listed in our Summary Compensation Table with respect to stock option exercises and restricted stock rights/units that vested during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Colleen B. Brown	—	—	19,145	576,316
Hassan N. Natha	—	—	2,253	67,206
Robert I. Dunlop	—	—	8,378	252,753
Christopher J. Bellavia	—	—	4,275	128,062

(1)	The value realized is based on the closing price of our common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

Change of Control Agreements. We have entered into change of control agreements with certain key executives, including each of our named executives (collectively the “Agreements”). The form for each of the Agreements is generally consistent. The Agreements have a “double-trigger,” which means that they only provide for payments to each executive if there is a change of control of the Company followed by a termination of the executive’s employment under certain circumstances, as more fully described below. Each Agreement provides for the continuing employment of the executive for 18 months after a change of control on terms and conditions no less favorable than those in effect before the change of control. Severance benefits are payable only if the executive’s employment is terminated by the Company or its acquirer without cause or if the executive terminates his or her own employment for good reason during the 18-month period after a change of control.

In the event of a qualifying termination:

•	Ms. Brown would be entitled to a lump sum severance payment equal to two (2) times her then current annual salary, plus an amount equal to her then current target cash bonus; and

•	Each of the other named executives would be entitled to a lump sum severance payment equal to one (1) times his then current annual salary, plus an amount equal to his then current target cash bonus.

As defined in the Agreement, the following terms have the following meanings:

“Change of control” generally means the occurrence of any of the following events:

•

A change in the composition of the Board of Directors such that the incumbent Board members cease to constitute at least a majority of the Board of Directors (not including directors whose election, or nomination for election by shareholders, was approved by a majority of the incumbent Board). For this purpose, directors who join the Board in connection with an actual or threatened proxy contest shall not be considered part of the incumbent Board.

•

The acquisition by any individual, entity or group of 35% or more (if not approved by the Board of Directors) or 40% or more (if approved by the Board of Directors) of the Company’s outstanding common stock or the combined voting power of the Company’s outstanding voting securities, with certain exclusions.

•

Completion of a reorganization, merger or consolidation approved by the Company’s shareholders unless immediately following such transaction (i) the Company’s shareholders own more than 60% of the common stock of the surviving corporation; (ii) no person or entity owns 33% or more of the surviving corporation’s common stock (with certain exceptions); and (iii) the transaction does not result in a change of a majority of the Company’s Board of Directors.

•

A complete liquidation or dissolution of the Company or sale or disposition of all or substantially all of the Company’s assets other than to a corporation with respect to which immediately following such sale or disposition each of the following applies: (i) the Company’s shareholders own more than 60% of the common stock of the surviving corporation; (ii) no person or entity owns 33% or more of the surviving corporation’s common stock (with certain exceptions); and (iii) the transaction does not result in a change of a majority of the Company’s Board of Directors.

“Cause” generally means the occurrence of one or more of the following events:

•	The executive’s clear refusal to carry out his or her material lawful duties or directions that are reasonably consistent with the general duties of his or her position.

•

The executive’s persistent failure to carry out his or her lawful duties or directions that are reasonably consistent with the general duties of his or her position after reasonable notice and opportunity to correct such failure.

•	Violation by the executive of a state or federal criminal law involving a crime against the Company or other criminal act involving moral turpitude.

•

The executive’s current abuse of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the executive involving the Company; or any incident materially compromising the executive’s professional reputation or ability to represent the Company.

•	Any other material violation of the terms of the Agreement that is not cured by the executive within the required time periods.

“Good reason” generally means the occurrence of one or more of the following events:

•	A material diminution in the executive’s authority, duties or responsibilities.

•	A material reduction in the executive’s annual base salary.

•	A relocation of the executive’s principal place of employment beyond 50 miles.

•	Any other material breach of the Agreement by the Company.

The Agreements do not contain a “parachute” excise tax gross-up provision. Rather, each Agreement provides that if it is determined that certain of an executive’s payments or benefits will be subject to any “parachute” excise tax pursuant to Section 4999 of the Code, or any similar or successor provision, certain of the executive’s payments or benefits will be reduced by the Company to the extent necessary to prevent any such payments or benefits from being an “excess parachute payment” (within the meaning of Section 280G of the Code). To receive any payments under the Agreements, executives must execute a general release and waiver of any and all claims against the Company.

Pursuant to the terms of the Agreements, if the employment of each named executive had terminated for qualifying purposes in connection with a change in control on December 31, 2012, our named executives would have received the lump-sum payments indicated in the Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans table below. The actual amount payable to each named executive under his or her Agreement can only be determined at the time of an actual termination.

Management Short-Term Incentive Plan. Under the terms of the 2012 Management Short-Term Incentive Plan, in the case of a termination of employment during a plan year due to death or disability, the bonus payment would have been prorated for the number of months of the year completed prior to termination and would have been based on the actual level of corporate performance and individual performance achieved during the performance period, and as approved by the Compensation Committee. Accordingly, assuming termination of employment on December 31, 2012, the participants in this plan would not have been entitled to any incremental payments as a result of termination that would not already have been earned.

Equity Compensation Plans. Under the terms of the 2001 Plan, in the event of a reorganization, merger or consolidation with one or more corporations, the vesting of awards does not automatically accelerate; however, the Board of Directors may, in its sole discretion, provide a 30 day period immediately prior to such event during which optionees will have the right to exercise stock options in whole or in part without any limitations on exercisability. In addition, stock options and restricted stock rights granted under the 2001 Plan accelerate upon termination of employment due to death or disability and stock options accelerate upon termination of employment due to retirement after age 65.

Under the terms of the 2008 Plan, in the event of a change in control of the Company, all outstanding stock options and restricted stock units will accelerate and become fully vested immediately prior to the change in control, unless (i) the change in control is a Company transaction and the awards are converted, assumed or replaced by the successor company in such transaction; or (ii) the Company’s Compensation Committee determines otherwise at the time of such transaction. Under the terms of the Performance Award Program administered under the 2008 Plan, in the event of a change in control of the Company, the Company’s Compensation Committee, in its sole discretion, will determine the effect of such event on outstanding awards under the program: (i) during a performance period, or (ii) after a performance period but prior to the granting of restricted stock units in satisfaction of the performance awards. Restricted stock units that have been granted under the program will be subject to the provisions of the 2008 Plan.

For purposes of the 2008 Plan, the following terms have the following meanings:

“Change in control” generally means the occurrence of any of the following events:

•

an acquisition of beneficial ownership of 40% or more of either (a) the then outstanding shares of the Company’s common stock or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (excluding any acquisition directly from the Company, any acquisition by the Company, any acquisition by any employee benefit plan of the Company or an affiliate, an acquisition pursuant to a transaction with certain related parties, or any acquisition approved by the Board of Directors);

•

a change in the composition of the Board of Directors during any two-year period such that the incumbent Board members cease to constitute at least a majority of the Board of Directors (not including directors whose election, or nomination for election by shareholders, was approved by a majority of the incumbent Board); or

•	consummation of a company transaction.

“Company transaction” generally means the consummation of any of the following, excluding transactions with certain related parties:

•	a merger or consolidation of the Company with or into any other company;

•

a statutory share exchange in which the Company’s outstanding shares are acquired, or a sale in a transaction or series of transactions undertaken with a common purpose of at least a majority of the Company’s outstanding voting securities; or

•	a sale, lease, exchange or other transfer in a transaction or series of related transactions undertaken with a common purpose of all or substantially all of the Company’s assets.

Key-Management Long-Term Disability Plan. The Company pays the premiums for supplemental long-term disability insurance for our named executives (the “Supplemental Disability Plan”). The standard disability benefit offered by the Company to all employees provides long-term disability insurance benefits equal to 60% of the employee’s salary, and the benefit is capped at a maximum payment of $15,000 per month. The Supplemental Disability Plan supplements the amount of the standard benefit available to the named executives in the event of a termination due to a disability and brings the total benefits available under both plans closer to 75% of salary. Thus, for a termination of employment due to a disability on December 31, 2012, the named executives would have been eligible for monthly disability benefits pursuant to the Supplemental Disability Plan in the following amounts: Ms. Brown:

$5,000, Mr. Natha: $1,250, Mr. Dunlop: $1,631, and Mr. Bellavia: $1,423. For a termination of employment on December 31, 2012 due to a catastrophic disability (for example, a loss of ability to perform two or more essential daily functions), the named executives would have been eligible for additional monthly disability benefits in the following amounts: Ms. Brown: $8,000, Mr. Natha: $3,749, Mr. Dunlop: $4,894, and Mr. Bellavia: $4,269. In either instance, a named executive is not entitled to any benefits under the Supplemental Disability Plan until such time as the Company’s short term disability benefit (available to all employees) is exhausted.

Estimated Potential Cash Payments and Value of Acceleration Under Equity Compensation Plans

The table below reflects (a) the lump sum cash payable to, and (b) the value of accelerated stock options, restricted stock rights/units, and performance awards, as applicable, for each executive officer listed in our Summary Compensation Table in the event of a termination on December 31, 2012 due to (i) death or disability (none of the executives were retirement eligible); (ii) a qualifying change of control effective as of December 30, 2012 without employment termination; or (iii) a qualifying termination within 18-months after a qualifying change of control. The information in the table is based on the closing price of our common stock on December 31, 2012 ($26.99 per share). The table does not include (1) benefits generally available to all employees or payments and benefits that the executive officers would have already earned during their employment with us whether or not a termination or change of control event had occurred; or (2) potential amounts payable under the Supplemental Disability Plan described above. The amounts in the table are only estimates, assuming the triggering event occurred on December 31, 2012. Actual value to be received by the executives can only be determined at the time of termination or at the time of a transaction, as applicable.

Name	Upon Death or Disability ($)(1)	Upon Change in Control without Qualifying Termination ($)(2)	Upon Qualifying Termination within 18 months after Change in Control ($)
Colleen B. Brown
Cash	—	—	1,553,567
Stock Options	39,060	343,306	—
Restricted Stock Rights/Units	43,076	1,349,365	—
Performance Awards(3)	—	237,755	—

Total	82,136	1,930,426	1,553,567
Hassan N. Natha
Cash	—	—	319,815
Stock Options	—	48,784	—
Restricted Stock Units	—	219,132	—
Performance Awards(3)	—	77,218	—

Total	—	345,134	319,815
Robert I. Dunlop
Cash	—	—	444,860
Stock Options	9,440	141,818	—
Restricted Stock Rights/Units	10,472	653,860	—
Performance Awards(3)	—	133,708	—

Total	19,912	929,386	444,860
Christopher J. Bellavia
Cash	—	—	327,600
Stock Options	—	76,716	—
Restricted Stock Units	—	390,221	—
Performance Awards(3)	—	77,218	—

Total	—	544,155	327,600

(1)	Only awards under the 2001 Plan accelerate upon termination due to death or disability.

(2)	Assumes that the equity awards are not converted, assumed, or replaced by the successor company.

(3)	Assumes that 98% of the target amount of the awards vests based on 2012 Company performance, and includes the adjustment on October 22, 2012 to reflect the Special Dividend and regular dividend equivalents.

2012 NON-EMPLOYEE DIRECTOR COMPENSATION

Each of our non-employee directors received the following standard compensation in 2012:

•	a $80,000 annual retainer for our non-executive Chairman of the Board and a $30,000 annual retainer for all other non-employee directors;

•	$1,000 for each Board of Directors’ meeting attended; and

•	$1,000 for each committee meeting attended.

In addition, the Chairs of the Audit, Nominating and Corporate Governance and Compensation Committees received additional annual retainers in the amounts of $10,000, $5,000 and $7,500, respectively. Directors are also reimbursed for reasonable travel expenses incurred in connection with Company business. Non-employee directors were permitted to elect to receive all or any portion of their annual retainer, committee Chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award or in cash.

Every non-employee director receives an annual restricted stock unit (“RSU”) grant with a value of $45,000 based on the reported closing stock price on the date of the grant. Non-employee directors that join the Board of Directors on a date other than the date of an Annual Meeting of Shareholders receive a prorated RSU grant. The RSUs vest in full on the earliest of: (i) the first anniversary of the grant date; (ii) the day prior to the Company’s next Annual Meeting of Shareholders; or (iii) a change in control of the Company, in each case assuming the director’s continued service on the Board during such period. The RSUs are forfeited back to the Company in the event of a director’s termination of service prior to vesting.

The following table provides compensation information for 2012 for each non-employee member of our Board of Directors. Ms. Brown did not receive any additional compensation for her service as a Company director.

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(5)	Total ($)
Paul A. Bible	81,204	77,414	158,618
Matthew Goldfarb	30,063	77,871	107,934
Donald G. Graham, III	37,032	68,902	105,934
Richard L. Hawley	63,000	59,935	122,935
David A. Lorber(1)	5,237	5,192	10,429
Brian P. McAndrews	55,500	59,935	115,435
Peter E. Murphy(2)	44,176	—	44,176
Joseph J. Troy	15,017	91,917	106,934
Frank P. Willey(3)	27,896	59,935	87,831

(1)	Mr. Lorber served on the Board until March 19, 2012.
(2)	Mr. Murphy served on the Board from January 10, 2012 to December 30, 2012.
(3)	Mr. Willey joined the Board on May 9, 2012.
(4)	The amounts reported in this column represent the annual retainer and meeting fees paid for service during 2012 to those of our directors who elected to receive such fees in the form of cash.
(5)	The amounts reported in this column represent the grant date fair value of the awards computed in accordance with FASB Topic 718, and include the following numbers of unvested RSUs as of December 31, 2012: Mr. Bible: 2,110; Mr. Goldfarb: 2,110; Mr. Graham, III: 2,110; Mr. Hawley: 2,110; Mr. Lorber: 0; Mr. McAndrews: 2,110; Mr. Murphy: 0 and Mr. Troy: 2,110.

Compensation Committee Interlocks and Insider Participation

Each of Mr. McAndrews and Mr. Goldfarb served as members of the Compensation Committee during all of 2012, and Mr. Willey has served since January 9, 2013. Mr. Murphy served on the Committee during 2012 from March 14, 2012 to December 30, 2012. No member was an officer or employee of our Company or any of our subsidiaries during 2012 or in any prior fiscal year. No executive officer of our Company served on the board of directors or compensation committee of any other entity that has or had one or more executive officers who served as a member of our Board of Directors or Compensation Committee during 2012.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Brian P. McAndrews, Chair

Matthew Goldfarb

Frank P. Willey*

*	Member of the Compensation Committee since January 9, 2013

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 15, 2013 (or such earlier date as indicated in the tables’ footnotes), with respect to the shares of Company common stock beneficially owned by (i) our current directors of the Company (ii) the current executive officers of the Company named in the Summary Compensation Table (“named executive officers”), and (iii) each person known by the Company to own beneficially more than 5% of Company common stock. The number of shares beneficially owned by each shareholder is determined according to rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the “beneficial owners” of the same shares. Except as noted below, each holder has sole voting and investment power with respect to shares of Company common stock listed as owned by such person or entity.

Directors

Name	Shares of Common Stock Beneficially Owned		Percentage of Common Stock (%)(1)
Paul A. Bible	8,466	(2)	*
Colleen B. Brown	196,332	(3)	2.22%
Matthew Goldfarb	5,541	(4)	*
Donald G. Graham, III	37,010	(5)	*
Richard L. Hawley	4,175	(6)	*
Brian P. McAndrews	10,230	(7)	*
Joseph J. Troy	4,833	(8)	*
Frank P. Willey	2,110	(9)	*

*	Less than 1%

(1)	Based on 8,839,833 shares of Company common stock outstanding on April 15, 2013.

(2)	Shares are owned by The Bible Family Trust, of which Mr. Bible and his spouse are co-trustees. Share amount includes 2,110 restricted stock units.

(3)	Share amount includes 38,270 restricted stock units and options to purchase 98,096 shares of our common stock that are exercisable within 60 days of April 15, 2013.

(4)	Share amount includes 2,110 restricted stock units.

(5)	Share amount includes 2,110 restricted stock units.

(6)	Mr. Hawley shares voting and investment power with respect to these shares with his wife. Share amount includes 2,110 restricted stock units.

(7)	Share amount includes 2,110 restricted stock units.

(8)	Shares are owned by Joseph J. Troy Revocable Trust and are owned indirectly through the Joseph J. Troy Revocable Trust. Share amount includes 2,110 restricted stock units.

(9)	Share amount includes 2,110 restricted stock units.

Named Executive Officers (excluding named executive officers who are also directors) and Executive Officers, and Directors as a Group

Name	Shares of Common Stock Beneficially Owned		Percentage of Common Stock(%)(1)
Hassan N. Natha	21,725	(2)	*
Robert I. Dunlop	83,394	(3)	*
Christopher J. Bellavia	31,312	(4)	*
All Executive Officers, and Directors as a Group (11 persons)(5)	405,128		4.58%

*	Less than 1%

(1)	Based on 8,839,833 shares of Company common stock outstanding on April 15, 2013.

(2)	Share amount includes options to purchase 4,934 shares of our common stock which are exercisable within 60 days of April 15, 2013 and 9,626 restricted stock units.

(3)	Share amount includes options to purchase 36,674 shares of our common stock which are exercisable within 60 days of April 15, 2013 and 20,715 restricted stock rights and units.

(4)	Share amount includes options to purchase 7,267 shares of our common stock which are exercisable within 60 days of April 15, 2013 and 13,217 restricted stock units.

(5)	Share amount includes options to purchase 146,971 shares of our common stock which are exercisable within 60 days of April 15, 2013 and 96,598 restricted stock units.

Beneficial Owners of 5% or More of the Company’s Common Stock

Name and Address	Shares of Common Stock Beneficially Owned		Percentage of Outstanding Common Stock(%)(1)
GAMCO Asset Management Inc., et. al	2,540,405	(2)	28.74
One Corporate Center Rye, NY 10580
BlackRock, Inc.	460,960	(3)	5.21
40 East 52nd Street New York, NY 10022

(1)	Based on 8,839,833 shares of Company common stock outstanding on April 15, 2013.

(2)	This information and the information in this footnote is based solely on Amendment No. 48 to Schedule 13D/A filed with the SEC on March 5, 2013 (“Amendment No. 48”) by Mario Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer, including GGCP, Inc., GAMCO Investors, Inc., Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“Gabelli Securities”), Gabelli & Company, Inc., MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”) and MJG-IV Limited Partnership. These entities engage in various aspects of the securities business, primarily as investment adviser to various institutional and individual clients, including registered investment companies and pension plans, and as general partner of various private investment partnerships. Certain of these entities may also make investments for their own accounts. Of the shares reported above (i) GAMCO has sole voting power over 1,718,107 shares and sole dispositive power over 1,848,444 shares; (ii) Gabelli Funds has sole voting power over 9,000 shares and sole dispositive power over 481,100 shares; (iii) Teton Advisors has sole voting and dispositive power over 191,261 shares; (iv) Foundation has sole voting and dispositive power over 11,000 shares; (v) MJG Associates has sole voting and dispositive power over 3,600 shares, and (vi) Gabelli Securities has sole voting and dispositive power over 5,000 shares. Other information on the beneficial ownership of these shares and voting and investment power can be found in Amendment No. 47. The address for MJG Associates is 140 Greenwich Avenue, Greenwich, CT 06830. The address for the Foundation is 165 West Liberty Street, Reno, Nevada 89501.

(3)	This information is based solely on Amendment No. 1 to Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 8, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain two incentive plans: (i) the 2001 Plan and (ii) the 2008 Plan. The 2001 Plan provided that up to 600,000 shares of our common stock could be issued to eligible key management employees or directors pursuant to awards, options and rights through April 2008. As of December 31, 2012, awards, options and rights for 295,067 shares, net of forfeitures, had been issued under the 2001 Plan. No further options and rights will be issued pursuant to the 2001 Plan. The 2008 Plan provides that up to 600,000 shares of our common stock may be issued to employees or directors pursuant to awards, options and rights through 2018. As of December 31, 2012, awards, options and rights for 423,789 shares had been issued, net of forfeitures, from the 2008 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	417,083	(1)	$12.86	(2)	138,595	(3)(4)
Equity compensation plans not approved by security holders	—		—		—
Total	417,083	(1)	$12.86	(2)	138,595	(3)(4)

(1)	Includes 253,316 shares subject to outstanding stock options and 163,767 outstanding restricted stock rights, restricted stock units and performance awards under the 2001 Plan and the 2008 Plan, as applicable.

(2)	Includes restricted stock rights, restricted stock units and performance awards which have no exercise price. The weighted-average exercise price excluding these awards is $21.17.

(3)	Represents shares available under the 2008 Plan. In addition to stock options, the 2008 Plan permits the granting of stock appreciation rights, stock awards, restricted stock, restricted stock units, performance shares, performance units and other stock or cash-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2008 Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.

(4)	Non-employee directors receive an annual grant under the 2008 Plan of restricted stock units with a value of $45,000. In addition, non-employee directors are permitted to elect to receive all or any portion of their annual retainer, committee chair retainer(s), Board of Directors meeting fees and committee meeting fees in the form of a fully vested stock award under the 2008 Plan determined by dividing the amount of cash compensation to be received in the form of a stock award by the fair market value of the Company’s common stock on the last trading day of each quarter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Indemnification Agreements

The Company has entered into indemnification agreements with its executive officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for all damages, liabilities, claims, expenses, or losses incurred in connection with any threatened, pending or completed claims, actions, suits or proceedings brought because of the director’s or executive officer’s service to the Company or such individual’s service to any other entity provided at the request of the Company, and otherwise to the fullest extent permitted under Washington law.

Review, Approval or Ratification of Transactions with Related Persons

We use a combination of Company policies and established review procedures to ensure related party transactions are reviewed and approved as appropriate. We do not maintain these policies and procedures under a single written policy. On an annual basis, our directors and executive officers must complete a questionnaire that requires disclosure of any transaction, arrangement or relationship with us during the last fiscal year, or any currently proposed transaction, arrangement or relationship, in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest. Any transaction, arrangement or relationship disclosed in the questionnaire submitted by a director or executive officer is reviewed and considered by our Board of Directors in making independence determinations with respect to directors and resolving any conflicts of interest that may be implicated.

Our directors and executive officers are expected to disclose to our Chairman of the Board or President and Chief Executive Officer the material facts of any transaction that could be considered a “related person” transaction promptly upon gaining knowledge of the transaction. A related person transaction is generally defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K, the Securities and Exchange Commission’s related person transaction disclosure rule. SEC rules define a “related person” of the Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Any transaction reported to our Chairman of the Board or President and Chief Executive Officer is reviewed according to the following procedures:

•

If the Chairman of the Board or President and Chief Executive Officer determines that disclosure of the transaction is not required under the Securities and Exchange Commission’s related person transaction disclosure rule, the transaction will be deemed approved and will be reported to the Audit Committee and the Nominating and Corporate Governance Committee.

•

If disclosure is required, the Chairman of the Board or President and Chief Executive Officer will submit the transaction to the Audit Committee and the Nominating and Corporate Governance Committee, who will review and, if authorized, will determine whether to approve or ratify the transaction.

When determining whether to approve or ratify a related person transaction, the Audit Committee and the Nominating and Corporate Governance Committee will review relevant facts regarding the related person transaction, including:

•	The extent of the related person’s interest in the transaction;

•	Whether the terms are comparable to those generally available in arms’ length transactions; and

•	Whether the related person transaction is consistent with our best interests.

If any related person transaction is not approved or ratified, the Audit Committee and the Nominating and Corporate Governance Committee may take such action as they may deem necessary or desirable in the best interests of us and our shareholders.

Director Independence

The Board of Directors has determined that each of the current directors listed above under “Item 10. Directors, Executive Officers and Corporate Governance — Board of Directors,” except Ms. Brown, is, or would be if elected, an independent director of the Company within the meaning of Rule 5605(a)(2) of Nasdaq’s Listing Rules. The Board of Directors also determined that our former directors who served on our Board during 2012, David A. Lorber and Peter E. Murphy, were independent during 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	2012	2011
Audit Fees(1)	$820,875	$828,090
Audit-Related Fees(2)	—	19,500
Tax Fees(3)	89,228	44,700
All Other Fees(4)	1,500	1,500

Total	$911,603	$893,790

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements included in the Company’s quarterly reports, services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, and amounts billed relating to internal control procedures required under the Sarbanes-Oxley Act of 2002, which were part of an integrated audit performed by PricewaterhouseCoopers LLP.

(2)	Audit-Related Fees for 2011 consisted of fees for work to report the December 2011 sale of Fisher Plaza.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

(4)	All Other Fees for 2012 and for 2011 consist of the annual subscription fee for an online research tool.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. In considering whether to pre-approve any non-audit services, the Audit Committee or its delegee is required to consider whether the provision of such services is compatible with maintaining the independence of the auditor.

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services that the independent registered public accounting firm may from time to time provide to the Company, if the provision of such services is not otherwise prohibited. The Chairman is required to provide a report of those services so approved by him to the Audit Committee at its next regularly scheduled meeting. The Audit Committee charter permits the Audit Committee to pre-approve services by establishing detailed pre-approval policies and procedures as to the particular service, provided that the Audit Committee is informed of each service pre-approved.

The SEC permits the independent registered public accounting firm to provide services other than audit, review or attest services without pre-approval if, among other requirements, the aggregate amount of all such services provided constitutes no more than five percent of the total fees paid by the Company to the independent registered public accounting firm during the fiscal year in which the services are provided. None of the fees paid to the independent registered public accounting firm under the categories Tax Fees and All Other Fees described above were rendered pursuant to this exception from the SEC’s general pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(3)	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2013.

FISHER COMMUNICATIONS, INC. (Registrant)

By:	/S/ COLLEEN B. BROWN
Colleen B. Brown President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.