Form 10-Q
period 2013-03-31
FISHER COMMUNICATIONS INC
filed 2013-05-06
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock, $1.25 par value, outstanding as of May 1, 2013: 8,840,977

PART I

FINANCIAL INFORMATION

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per-share amounts)	2013	2012
Revenue	$36,791	$33,932
Operating expenses
Direct operating costs	17,646	16,656
Selling, general and administrative expenses	16,213	14,554
Amortization of broadcast rights	2,402	2,457
Depreciation and amortization	1,794	1,757
Gain on sale of real estate, net	—	(373)

Total operating expenses	38,055	35,051

Loss from operations	(1,264)	(1,119)
Loss on extinguishment of senior notes, net	—	(1,482)
Other income, net	30	30
Interest expense	(30)	(266)

Loss from operations before income taxes	(1,264)	(2,837)
Benefit for income taxes	(495)	(973)

Net loss	$(769)	$(1,864)

Net loss per share (basic and diluted)	$(0.09)	$(0.21)

Weighted average shares outstanding (basic and diluted)	8,800	8,847

Dividends declared per share	$0.15	$—

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2013	2012
(in thousands)
Net loss	$(769)	$(1,864)
Other comprehensive income (loss):
Accumulated income	68	36
Effect of income taxes	(25)	(13)
Prior service cost	15	15
Effect of income taxes	(6)	(5)
Unrealized gains on available for sale securities
Less: reclassifications of gains included in net loss	(13)	—
Effect of income taxes	5	—

Other comprehensive income	44	33

Comprehensive loss	$(725)	$(1,831)

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per-share amounts)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$18,943	$20,403
Receivables, net	28,975	28,243
Income taxes receivable	1,314	834
Deferred income taxes, net	1,062	1,062
Prepaid expenses and other	3,588	3,629
Broadcast rights	4,298	6,690

Total current assets	58,180	60,861
Restricted cash	125	3,624
Cash surrender value of life insurance and annuity contracts	18,314	18,100
Goodwill, net	13,293	13,293
Intangible assets, net	40,013	40,072
Other assets	5,414	5,208
Deferred income taxes, net	685	711
Property, plant and equipment, net	38,847	39,155

Total Assets	$174,871	$181,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,475	$1,496
Accrued payroll and related benefits	4,038	4,200
Broadcast rights payable	4,057	6,488
Income taxes payable	145	3,060
Current portion of accrued retirement benefits	1,368	1,368
Other current liabilities	9,083	7,260

Total current liabilities	20,166	23,872
Deferred income	8,043	8,338
Accrued retirement benefits	22,475	22,574
Other liabilities	3,134	3,105

Total liabilities	53,818	57,889

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,839,833 and 8,782,174 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	11,050	10,978
Capital in excess of par	14,357	14,444
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(4,659)	(4,702)
Prior service cost	(15)	(24)
Unrealized gain on available for sale securities	—	8
Retained earnings	100,320	102,431

Total Stockholders’ Equity	121,053	123,135

Total Liabilities and Stockholders’ Equity	$174,871	$181,024

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
Operating activities
Net loss	$(769)	$(1,864)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,794	1,757
Deferred income taxes, net	26	18
Loss on extinguishment of senior notes, net	—	594
Loss in operations of equity investees	50	44
Loss on disposal of property, plant and equipment	17	11
Gain on sale of real estate, net	—	(373)
Amortization of deferred financing fees	13	19
Amortization of deferred gain on sale of Fisher Plaza	(190)	(190)
Amortization of debt security investment premium	—	74
Amortization of non-cash contract termination fee	(365)	(365)
Amortization of broadcast rights	2,402	2,457
Payments for broadcast rights	(2,441)	(2,651)
Stock-based compensation	830	451
Change in operating assets and liabilities, net
Receivables	(732)	5,328
Prepaid expenses and other	41	12
Cash surrender value of life insurance and annuity contracts	(214)	(207)
Other assets	(227)	37
Accounts payable, accrued payroll and related benefits and other current liabilities	1,337	(815)
Interest payable	—	(1,556)
Income taxes receivable and payable	(3,395)	(22,691)
Accrued retirement benefits	(46)	(2)
Other liabilities	341	117

Net cash used in operating activities	(1,528)	(19,795)

Investing activities
Investment in equity investee	(11)	(9)
Purchase of held to maturity debt security investments	—	(82,733)
Purchase of property, plant and equipment	(1,182)	(4,445)
Proceeds from sale of available for sale debt security investments held as restricted cash	3,499	—
Proceeds from sale of held to maturity debt security investments	—	7,628
Proceeds from maturity of held to maturity debt security investments	—	25,000
Proceeds from sale of real estate	—	570

Net cash provided by (used in) investing activities	2,306	(53,989)

Financing activities
Repurchase of senior notes	—	(61,834)
Repurchase of common stock	—	(86)
Shares settled upon vesting of stock rights	(845)	(437)
Payments on capital lease obligations	(51)	(47)
Cash dividends paid	(1,342)	—

Net cash used in financing activities	(2,238)	(62,404)

Net decrease in cash and cash equivalents	(1,460)	(136,188)
Cash and cash equivalents, beginning of period	20,403	143,017

Cash and cash equivalents, end of period	$18,943	$6,829

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2012 Form 10-K. Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company’s 2012 Form 10-K, that are of significance, or potential significance, to the Company.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments require the Company to present the effects on income statement line items of certain significant amounts reclassified from accumulated other comprehensive income/loss. The standard is effective for public entities for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Company adopted the amended accounting guidance, which did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Assets and liabilities measured at fair value on a recurring basis consist of cash equivalents, marketable securities and debt security investments. As of March 31, 2013 and December 31, 2012, the reported fair value of marketable securities, using Level 1 inputs, was $600,000. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets. As of March 31, 2013, the Company no longer held debt security investments included in restricted cash. During March 2013, the Company sold the remainder of its debt security investments to be included in cash equivalents. The reported fair value of debt security investments as of December 31, 2012, using Level 1 inputs, was $3.5 million and is included in restricted cash on the Company’s unaudited condensed consolidated balance sheets.

Cash equivalents consist of $5.0 million at March 31, 2013 and December 31, 2012, for which the fair value is measured using Level 1 inputs. The carrying amount of cash equivalents approximates fair value.

3. Variable Interest Entities

As of March 31, 2013 and December 31, 2012, the Company had variable interests in two stations and was the primary beneficiary of these Variable Interest Entities (“VIEs”). The Company holds the power to direct activities that significantly impact the economic performance of the VIEs and can participate in returns that would be considered significant to the VIEs and therefore consolidates the assets and liabilities of these stations.

The $750,000 investment in South Sound Broadcasting LLC (“South Sound”) in connection with the Local Marketing Agreement qualifies as a VIE. The Company is not considered a primary beneficiary of this VIE and the 7.5% ownership interest in the station is accounted for using the cost method of accounting. The Company’s maximum exposure to losses as of March 31, 2013 and December 31, 2012 was $1.4 million.

The carrying amount of the investments in the VIEs for which the Company is the primary beneficiary as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Investments	$2,293	$2,225
Maximum exposure to losses	2,293	2,225

4. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,293	$—	$13,293	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$37,430	$—	$37,430	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	3,560	(1,262)	2,298	3,560	(1,203)	2,357

Total intangible assets	$41,275	$(1,262)	$40,013	$41,275	$(1,203)	$40,072

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.

(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three months ended March 31, 2013 and 2012 was $59,000 and $58,000, respectively.

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

The following table presents the estimated amortization expense for the Company’s intangible assets subject to amortization for the remainder of 2013 and each of the next five years and thereafter (in thousands):

2013	$177
2014	236
2015	236
2016	236
2017	236
2018	236
Thereafter	941

$2,298

5. Extinguishment of Senior Notes

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

6. Broadcast Rights and Other Commitments

Broadcast Rights

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

As of March 31, 2013, the Company had commitments under various agreements of $31.3 million for future rights to broadcast television programs, rights to sell available advertising time on a third party radio station and commitments under certain network affiliate agreements.

Hines Lease Commitment

In December 2011, the Company entered into a reimbursement agreement with Hines Global REIT (“Hines”) whereby the Company may be required to reimburse Hines up to $1.5 million if the power and/or chiller consumption by certain existing Fisher Plaza tenants, including the Company, exceeds specified levels and Hines is required to install additional power and/or chiller facilities. This reimbursement agreement expires on December 31, 2023.

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

Under the Credit Agreement, the Company is required to maintain certain financial ratios, including a leverage ratio and fixed charge coverage ratio. As of March 31, 2013, the Company incurred costs of approximately $256,000 directly related to obtaining the Credit Facility. These costs have been deferred on the unaudited and condensed consolidated balance sheet in “other assets” and are being amortized to interest expense over the life of the Credit Facility. As of March 31, 2013, the Company had no outstanding indebtedness under the Credit Facility.

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

7. Retirement Benefits

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Interest cost	$204	$234
Amortization of loss	77	45

Net periodic pension cost	$281	$279

The discount rate used to determine net periodic pension cost was 3.55% and 4.48% for the three months ended March 31, 2013 and 2012 respectively.

8. Net loss per share

Net loss per share is based upon the net loss divided by weighted average number of shares outstanding during the period. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net loss per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended March 31,
	2013	2012
Loss from operations, net of income taxes	$(769)	$(1,864)

Weighted average shares outstanding (basic and diluted)	8,800	8,847

Net loss per share (basic and diluted)	$(0.09)	$(0.21)

For the three months ended March 31, 2013, the effect of 177,008 restricted stock rights/units and options to purchase 254,232 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the three months ended March 31, 2012, the effect of 112,694 restricted stock rights/units and options to purchase 263,098 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

9. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $830,000 and $451,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

10. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 39.5% and 34.3% for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized, $410,000 would impact the effective tax rate.

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of period	$632	$632
Increase of unrecognized tax benefits related to prior years	—	—

Balance at end of period	$632	$632

Although the timing and outcome of income tax audits is uncertain, it is possible that unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal and state jurisdictions within the next 12 months. Currently, the Company cannot reasonably estimate the amount of reductions, if any, during the next 12 months. Any such reduction could be impacted by other changes in unrecognized tax benefits and could result in changes in the Company’s tax obligations.

The State of California and the State of Oregon conducted an examination of the Company’s 2007 and 2008 state income tax returns. In October 2012, the Company received letters from the State of California, including a Closing Letter agreeing with the Company’s non-business income position subject to additional review, and an additional letter closing the 2007 examination. In connection with the State of Oregon audit, in November 2011, the Company received a Proposed Auditor’s Report from the State of Oregon seeking approximately $800,000 in unpaid taxes, interest and penalties in connection with the Company’s treatment of the proceeds from its 2007 and 2008 sales of Safeco Corporation stock and dividends received. Although the Company has engaged in discussions with the State of Oregon regarding this assessment, it continues to oppose the State of Oregon’s position. The final disposition of the proposed audit adjustments could require the Company to make additional payments of taxes, interest and penalties, which could materially affect its effective tax rate.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of March 31, 2013 and December 31, 2012, the Company had a valuation allowance of approximately $411,000 on certain of its deferred income tax assets. The amount of net deferred income tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred income tax assets.

11. Segment Information

The Company reports financial data for two segments: television and radio. The television segment includes the operations of the Company’s 20 owned and operated television stations (including a 50%-owned station) and internet business. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and one managed radio station. The Company’s corporate headquarters and Seattle-based television, radio and developing media operations continue to be located at Fisher Plaza.

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income from operations” to measure the operating performance of its segments which represents income/(loss) from operations before depreciation and amortization, loss (gain) on sale of real estate, net and Plaza fire reimbursements, net. Additionally, the performance metric for segment income from operations excludes the allocation of corporate costs and Fisher Plaza rent expense. The non-segment expenses include corporate and administrative expenses that have not been allocated to the operations of the television or radio segments.

Operating results and other financial data for each segment are as follows:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Revenue
Television	$32,560	$29,159
Radio	4,320	4,733

Total segment revenue	36,880	33,892
Intercompany and other	(89)	40

	$36,791	$33,932

Segment income from operations
Television	$6,681	$5,079
Radio	613	798

Total segment income from operations	7,294	5,877
Corporate and other	(5,496)	(4,341)
Fisher Plaza rent	(1,268)	(1,271)

	$530	$265

Depreciation and amortization
Television	$1,517	$1,487
Radio	43	29

Total segment depreciation and amortization	1,560	1,516
Corporate and other	234	241

	$1,794	$1,757

	March 31, 2013	December 31, 2012
Total assets
Television	$112,613	$113,998
Radio	14,771	15,016

Total segment assets	127,384	129,014
Corporate and other	47,487	52,010

	$174,871	$181,024

Intercompany and other non-segment revenue relates to sales between our television and radio stations and miscellaneous amounts not attributable to the operations of television or radio segments.

No geographic areas outside the United States were of significance relative to consolidated revenue, segment income from continuing operations or total assets.

A reconciliation of segment income from operations to loss from operations is as follows (dollars in thousands):

	Three months ended March 31,
	2013	2012
Segment income from operations	$530	$265
Adjustments:
Gain on sale of real estate, net	—	373
Depreciation and amortization	(1,794)	(1,757)

Loss from operations	$(1,264)	$(1,119)

12. Stock Repurchase Program

In December 2012, the Company’s Board of Directors approved a 2013 stock repurchase program authorizing the repurchase of up to an aggregate of $15 million of its outstanding shares of common stock. The program authorized share repurchases from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program was terminated by the Board of Directors on April 26, 2013. As of March 31, 2013 and December 31, 2012, no shares had been repurchased under the program.

In December 2011, the Company’s Board of Directors approved a 2012 stock repurchase program authorizing the repurchase of up to an aggregate of $25.0 million of its outstanding shares of common stock. The program authorized share repurchases from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program expired at the end of 2012. The Company repurchased and retired 2,990 shares for an aggregate cost of $86,000 during the quarter ended March 31, 2012 which reduced capital in excess of par by the excess cost over par value in the Company’s unaudited condensed consolidated balance sheet at March 31, 2012.

13. Other Comprehensive Loss

The schedule below details the components and amounts reclassified from other comprehensive loss for the three months ended March 31, 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income (loss) by Component (a) For the Period Ended March 31, 2013

	Accumulated Loss	Prior Service Cost	Unrealized Gains on Available for Sale Securities	Total
Beginning balance	$(4,702)	$(24)	$8	$(4,718)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	43	9	(8)	44

Net current-period other comprehensive income (loss) (b)	43	9	(8)	44

Ending balance	$(4,659)	$(15)	$—	$(4,674)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate debits.
(b)	See separate table below for details about these reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (loss) by Component© For the Period Ended March 31, 2013

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income (Loss) is Presented
Accumulated loss
Amortization of actuarial loss	$68	Selling, general and administrative expense
	(25)	Benefit for income taxes

	$43	Net of tax

Amortization of supplemental retirement program items
Prior service cost	$15	Selling, general and administrative expense
	(6)	Benefit for income taxes

	$9	Net of tax

Unrealized gains and losses on available for sale securities
	$(13)	Other income/(expense)
	5	Provision for income taxes

	$(8)	Net of tax

Total reclassifications for the period	$44	Net of tax

(c)	Amounts in parentheses indicate debits to profit/loss.

14. Subsequent Events

In April 2013, Sinclair Broadcast Group, Inc. (“Sinclair”), Sinclair Television of Seattle, Inc. (“Merger Sub”) and the Company announced that they had entered into a definitive merger agreement (the “Merger Agreement”) whereby Sinclair will acquire the Company in a merger transaction valued at approximately $373.3 million (the “Merger”).

Under the terms of the Merger Agreement, assuming the conditions to closing are satisfied or waived, Merger Sub will merge with and into the Company and the Company’s shareholders will receive $41.00 in cash for each share of the Company’s common stock they own. The Company currently expects the Merger to close during the third quarter of 2013, subject to certain closing conditions, including, among others, (i) the approval of the Merger Agreement by the holders of 2/3 or more of the Company’s outstanding common stock, as required under Washington law, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the grant by the FCC of consent to the transfer of control of the Company and its subsidiaries to Sinclair, (iv) the absence of any law or order that is in effect and that restrains, enjoins or otherwise prohibits the Merger and (v) the receipt of consents under certain of the Company’s contracts. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both Sinclair and the Company, including if the Merger is not completed on or before April 11, 2014 or if the approval of the Merger Agreement by the Company’s shareholders is not obtained. In addition, among other termination rights, Sinclair may terminate the Merger Agreement if the Company Board takes certain actions that result in a recommendation adverse to the Merger and the Company may terminate the Merger Agreement, subject to certain conditions, to accept a proposal that is superior to the terms and conditions of the Merger. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Sinclair a termination fee of $11.2 million.

Legal Proceedings

In connection with the announcement of the Merger Agreement, on April 13, 2013, a purported class action lawsuit was filed against the Company and its Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc.., et al., Case No. 13-2-17171-6 SEA. The lawsuit alleges, among other things, that the Company’s Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. The plaintiff seeks relief that includes, among other things, an injunction prohibiting the consummation of the proposed Merger, damages for the breaches of fiduciary duty, and the payment of plaintiff’s attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend against it vigorously. There can be no assurance, however, with regard to the outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. Some of the statements in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all passages containing verbs such as “aims”, “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “plans”, “predicts”, “projects” or “targets” or nouns corresponding to such verbs. Forward-looking statements also include any other passages that are primarily relevant to expected future events or that can only be fully evaluated by events that will occur in the future. There are many risks and uncertainties that could cause actual results to differ materially from those predicted in our forward-looking statements, including, without limitation, those factors discussed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 4, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. As used herein, unless the context requires otherwise, when we say “we”, “us”, “our”, or the “Company”, we are referring to Fisher Communications, Inc. and its consolidated subsidiaries.

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended March 31, 2013 compared with the corresponding period in 2012.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. We have 13 television stations which are affiliated with one of the four major networks and seven which are either affiliated with Univision or CW Plus. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 59% percent of our television broadcasting revenue for the three months ended March 31, 2013 and are affiliated with the ABC Television Network. Our affiliation agreements with the ABC Television Network generally expire in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. Our FOX affiliation agreements for KBFX-CA in Bakersfield, California and KXPI-LP in Idaho Falls, Idaho, generally expire in June 2014 and in June 2015, respectively. Our affiliation agreements with Univision generally expire in December 2014. The termination or non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our broadcasting operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments impacted our financial statements for the three months ended March 31, 2013 and 2012.

Sinclair Acquisition. On April 11, 2013, we entered into the Merger Agreement whereby Sinclair will acquire us in a merger transaction valued at approximately $373.3 million. Under the terms of the Merger Agreement, assuming the conditions to closing are satisfied or waived, our shareholders will receive $41.00 in cash for each share of the Company’s common stock they own. We currently expect the Merger to close during the third quarter of 2013, subject to certain closing conditions, including, among others, (i) the approval of the Merger Agreement by the holders of 2/3 or more of our outstanding common stock, as required under Washington law, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the grant by the FCC of consent to the transfer of control of the Company and its subsidiaries to Sinclair, (iv) the absence of any law or order that is in effect and that restrains, enjoins or otherwise prohibits the Merger and (v) the receipt of consents under certain of our contracts. The consummation of the Merger is not subject to a financing condition.

On April 13, 2013, a purported class action lawsuit was filed against the Company and our Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc., et al., Case No. 13-2-17171-6 SEA. The lawsuit alleges, among other things, that our Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. For additional information, including the risks associated with this litigation, see Items 1 and 1A in Part II of this report.

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

Sale and Leaseback of Fisher Plaza. In December 2011, we completed the sale of Fisher Plaza to Hines Global REIT (“Hines”) for $160.0 million in cash. In connection with the sale of Fisher Plaza we entered into a lease (the “Lease”) with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. The Lease has an initial term that expires on December 31, 2023 and we have the right to extend the term for three successive five-year periods. Our corporate headquarters and Seattle television, radio and developing media operations continue to be located at Fisher Plaza. Given our sale of Fisher Plaza in December 2011, our consolidated results in 2012 and in future years do not include any revenue, operating expense or depreciation from Fisher Plaza, and include rent expense, related to the Lease with Hines.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables and broadcast rights, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

Consolidated Results of Operations

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 20 owned and/or operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of our three radio stations and one managed radio station. Prior to 2012, we also included Fisher Plaza as a reportable segment which consisted of the operations of a communications center located near downtown Seattle that serves as the home of our Seattle-based television, radio and internet operations, our corporate offices and third-party tenants. Our corporate headquarters and Seattle-based television, radio and internet operations continue to be located at Fisher Plaza.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income (loss) from operations” to measure the operating performance of our segments which represents income (loss) from operations before depreciation and amortization and gain on sale of real estate, net. Additionally, the performance metric for segment income (loss) from operations excludes the allocation of certain corporate expenses and rent expense for our lease at Fisher Plaza as management does not review our reportable segments with those allocations.

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012, including the dollar and percentage variances between these periods. Percentage variances have been omitted where they are not considered meaningful.

Comparison of three months ended March 31, 2013 and 2012

	Three months ended March 31,		Variance
(in thousands)	2013	2012	$	%
Revenue
Television	$32,560	$29,159	$3,401	12%
Radio	4,320	4,733	(413)	(9%)

Total segment revenue	36,880	33,892	2,988	9%
Intercompany and other	(89)	40	(129)	(323%)

Consolidated revenue	36,791	33,932	2,859	8%
Direct operating costs
Television	15,195	14,057	(1,138)	(8%)
Radio	2,309	2,360	51	2%

Total segment direct operating costs	17,504	16,417	(1,087)	(7%)
Corporate and other	142	239	97	41%

Consolidated direct operating costs	17,646	16,656	(990)	(6%)
Selling, general and administrative expenses
Television	8,282	7,566	(716)	(9%)
Radio	1,398	1,575	177	11%

Total segment selling, general and administrative expenses	9,680	9,141	(539)	(6%)
Corporate and other	5,265	4,142	(1,123)	(27%)
Fisher Plaza rent	1,268	1,271	3	0%

Consolidated selling, general and administrative expenses	16,213	14,554	(1,659)	(11%)
Amortization of broadcast rights
Television	2,402	2,457	55	2%
Segment income
Television	6,681	5,079	1,602	32%
Radio	613	798	(185)	(23%)

Total segment income from operations	7,294	5,877	1,417	24%
Corporate and other	(5,496)	(4,341)	(1,155)	(27%)
Fisher Plaza rent	(1,268)	(1,271)	3	0%

Subtotal	530	265	265	100%
Depreciation and amortization
Television	1,517	1,487	(30)	(2%)
Radio	43	29	(14)	(48%)

Total segment depreciation and amortization	1,560	1,516	(44)	(3%)
Corporate and other	234	241	7	3%

Consolidated depreciation and amortization	1,794	1,757	(37)	(2%)
Gain on sale of real estate, net	—	(373)	(373)	(100%)

Loss from operations	(1,264)	(1,119)	(145)	(13%)
Loss on extinguishment of senior notes, net	—	(1,482)	1,482	100%
Other income, net	30	30	—	0%
Interest expense	(30)	(266)	236	89%

Loss from operations before income taxes	(1,264)	(2,837)	1,573	55%
Benefit for income taxes	(495)	(973)	(478)	(49%)

Net loss	$(769)	$(1,864)	$1,095	59%

Revenue

The following table sets forth our main types of revenue by segment for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	% total revenue	2012	% total revenue	% change
Core advertising (local and national)	$23,418	64%	$22,214	65%	5%
Political	—	0%	519	2%	-100%
Internet	1,065	3%	1,282	4%	-17%
Retransmission	6,523	18%	3,577	11%	82%
Trade, barter and other	1,554	4%	1,567	5%	-1%

Television	32,560	88%	29,159	86%	12%
Core advertising (local and national)	4,132	11%	4,458	13%	-7%
Political	12	0%	40	0%	-70%
Trade, barter and other	176	0%	235	1%	-25%

Radio	4,320	12%	4,733	14%	-9%
Intercompany and other	(89)	0%	40	0%	-323%

Total Revenue	$36,791	100%	$33,932	100%	8%

Television. Television revenue increased $3.4 million, or 12%, in the three months ended March 31, 2013 compared to the same period in 2012. This increase was primarily due to increases in retransmission revenue and core advertising, offset partially by decreases in political advertising.

The increase of $2.9 million, or 82%, in retransmission revenue for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to retransmission consent contract renewals for the 2012-2014 cycle completed during the second quarter of 2012.

Automotive-related advertising, one of our largest advertising categories, increased 17% for the three months ended March 31, 2013 compared to the same period in 2012. Results of other advertising categories for the three months ended March 31, 2013, compared to the same period in 2012 include retail (+8%) and professional services (+2%).

Political advertising revenue decreased 100% for the three months ended March 31, 2013 compared to the same period in 2012 due to 2013 being an off cycle election year.

Revenue from our ABC-affiliated stations increased 15% in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in retransmission revenue and local advertising revenue. Revenue from our CBS-affiliated stations increased 14% in the three months ended March 31, 2013 compared to the same period in 2012 as a result of increases in retransmission revenue and local advertising revenue.

Radio. Radio revenue decreased $400,000, or 9%, in the three months ended March 31, 2013 compared to the same period in 2012. The decrease is primarily a result of a decline in local advertising revenue due to continued market softness.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote programming for the television and radio segments. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television. Direct operating costs for the television segment increased $1.1 million, or 8%, in the three months ended March 31, 2013 compared to the same period in 2012. The net increase primarily reflects a $2.0 million increase in costs related to network fees offset by decreases in television segment compensation and benefits expense.

Radio. Direct operating costs for the radio segment decreased $51,000, or 2%, in the three months ended March 31, 2013 compared to the same period in 2012.

Corporate and other. Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In the three months ended March 31, 2013, non-segment direct operating costs decreased $97,000, or 41%, compared to the same period in 2012.

Selling, general and administrative expenses

Television. Selling, general and administrative expenses in our television segment increased $716,000, or 9%, in the three months ended March 31, 2013, compared to the same period in 2012 primarily due to $300,000 in combined increases in segment compensation and benefits expenses, $200,000 in agency commissions and a $175,000 increase in bad debts expense.

Radio. Selling, general and administrative expenses in our radio segment decreased $177,000, or 11%, in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to overall savings in segment compensation and benefits expenses.

Corporate and other. Corporate and other expenses, including transaction related costs, consist primarily of corporate costs and various centralized functions. For the three months ended March 31, 2013, corporate and other expenses increased $1.1 million, or 27%, compared to the same period in 2012 primarily due to $1.2 million in transaction related costs and a $380,000 increase in stock compensation expense. Such increases were offset by a reduction in legal and other professional services expenses of approximately $300,000.

Fisher Plaza rent. In connection with the December 2011 sale of Fisher Plaza we entered into a lease with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. Fisher Plaza rent expense for the three months ended March 31, 2013 and March 31, 2012 was $1.3 million. This expense reflects the costs associated with leasing a portion of Fisher Plaza which serves as our corporate headquarters and the location of our Seattle-based television, radio and internet operations.

Amortization of broadcast rights

Television. Amortization of program rights for our television segment decreased $55,000, or 2%, for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to reduced obligations resulting from renegotiated contracts.

Depreciation and amortization

Television. Depreciation and amortization for our television segment increased $30,000, or 2%, in the three months ended March 31, 2013 compared to the same period in 2012.

Radio. Depreciation and amortization for our radio segment increased $14,000, or 48%, in the three months ended March 31, 2013, compared to the same period in 2012.

Other. Other depreciation and amortization decreased $7,000, or 3%, in the three months ended March 31, 2013 compared to the same period in 2012.

Gain on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. There were no real estate sale transactions in the three months ended March 31, 2013.

Loss on extinguishment of senior notes, net

In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three months ended March 31, 2013, other income, net, remained consistent with same period in 2012.

Interest expense

Interest expense in the three months ended March 31, 2013 decreased $236,000, or 89%, from the same period in 2012 due to the redemption of outstanding Senior Notes in January 2012.

Provision for income taxes

Our effective tax rate was 39.5% and 34.3% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for state income taxes, changes in certain tax account balances and estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity consist primarily of cash and cash equivalents, short-term investments in debt securities and net cash generated from operating activities. Our net cash generated from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including operating results, receivables and the timing of cash receipts and payments.

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

Cash on hand and the revolving credit facility, together with operating cash flows, are expected to provide the necessary funding of future capital needs related to our November 19, 2012, Asset Purchase Agreement (the “Purchase Agreement”) with Newport Television LLC and Newport Television License LLC to acquire, subject to prior approval from the FCC, operating assets of television station KMTR(TV), together with certain related satellite stations, which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million.

Capital Resources

Cash and cash equivalents were approximately $18.9 million as of March 31, 2013 compared to $20.4 million as of December 31, 2012. The net decrease of $1.5 million for the quarter was comprised primarily of $2.9 million in income tax payments, $1.5 million in 2012 short term incentive plan payments, $1.3 million in dividend payments and $1.2 million in purchases of property, plant and equipment. Such decreases were offset by cash generated from the sale of $3.5 million in debt securities and cash flows from operations of $1.9 million.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2013 of $1.5 million consisted of our net loss of $769,000, adjusted for non-cash charges of $4.6 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $2.9 million decrease in working capital and $2.4 million of payments for broadcast rights.

Net cash used in operating activities for the three months ended March 31, 2012 of $19.8 million consisted of our net loss of $1.9 million, adjusted for non-cash charges of $4.5 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $19.7 million decrease in working capital, which includes income tax payments, net, of $21.7 million, and $2.7 million of payments for broadcast rights.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2013, net cash provided by investing activities of $2.3 million consisted primarily of proceeds from the sale of our remaining available for sale debt security investments of $3.5 million offset by purchases of property, plant and equipment of $1.2 million.

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

Net cash used in financing activities

Net cash used in financing activities for the three month ended March 31, 2013 was $2.2 million primarily due to the payment of $1.3 million in cash dividends and net share settlements for employee stock compensation tax withholding obligations of $845,000.

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

At March 31, 2013, the Company no longer held debt security investments subject to exposure of loss due to changes in financial rates. Other than the aforementioned, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

As disclosed in Note 14 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, on April 11, 2013 we announced that we had entered into a Merger Agreement with Sinclair. On April 13, 2013, a purported class action lawsuit was filed against the Company and its Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc.., et al., Case No. 13-2-17171-6 SEA. The lawsuit alleges, among other things, that our Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. The plaintiff seeks relief that includes, among other things, an injunction prohibiting the consummation of the proposed Merger, damages for the breaches of fiduciary duty, and the payment of plaintiff’s attorneys’ fees and costs. We believe the lawsuit is without merit and intend to defend against it vigorously. There can be no assurance, however, with regard to the outcome. For risks related to this litigation, see Item 1A in this Part II of this report.

ITEM 1A.	RISK FACTORS

The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013, which includes a detailed discussion of risk factors that could have a material effect on our business, financial condition and future results, and is herein incorporated by reference.

Failure to complete the Merger could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.

Completion of the Merger is subject to the satisfaction or waiver of various conditions, including the receipt of approval by the holders of 2/3 or more of our outstanding shares of common stock and from government or regulatory agencies, and receipt of consents under certain of our contracts. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. In addition, the absence of a decree, ruling or preliminary or permanent injunction of any governmental entity having jurisdiction which prohibits, restrains or enjoins consummation of the Merger, is a condition to completion of the Merger. Therefore, shareholder litigation in connection with the Merger may result in a delay in or prevent the completion of the Merger.

Because the share price of our common stock after the announcement of the Merger Agreement may reflect an assumption that the Merger will be completed, the share price of our stock may drop, potentially significantly, if the Merger is not completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $11.2 million if the Merger Agreement is terminated. Certain additional costs associated with the Merger or the related litigation have already been incurred or may be payable by us even if the Merger is not completed.

These effects and costs associated with the failure to complete the Merger could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value. In addition, whether or not the Merger is completed, we will continue to incur costs, fees, expenses and charges related to the Merger and the related litigation while the Merger is pending, which may materially and adversely affect our business results and financial condition.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business pending the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Sinclair’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from responding effectively, or limit our ability to respond effectively, to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management thinks they may be advisable. The pendency of the Merger may also divert our management’s attention and our resources from ongoing business and operations. Our employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us. In addition, certain of our affiliation, programming and operational agreements require that we obtain third-party consents to transfer such agreements in connection with the Merger, or provide such third-parties with early termination rights due to the Merger. There can be no assurances that we will be able to obtain the required contractual consents or that such third-parties will not exercise their early termination rights. Also, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1+	Fisher Communications, Inc. 2013 Management Short-Term Incentive Plan, as Amended (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (iii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: May 6, 2013	/s/ Hassan N. Natha
Hassan N. Natha
Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Fisher Communications, Inc. 2013 Management Short-Term Incentive Plan, as Amended (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.