Form 10-Q
period 2013-06-30
FISHER COMMUNICATIONS INC
filed 2013-07-30
CIK 1034669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock, $1.25 par value, outstanding as of July 24, 2013: 8,873,059

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The following Condensed Consolidated Financial Statements are presented for Fisher Communications, Inc., and its subsidiaries.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per-share amounts)	2013	2012	2013	2012
Revenue	$42,067	$42,270	$78,858	$76,202

Operating expenses
Direct operating costs	17,751	15,932	35,397	32,588
Selling, general and administrative expenses	19,257	15,081	35,470	29,635
Amortization of broadcast rights	2,440	2,436	4,842	4,893
Depreciation and amortization	1,838	1,748	3,632	3,505
Loss (gain) on sale of real estate, net	—	209	—	(164)

Total operating expenses	41,286	35,406	79,341	70,457

Income (loss) from operations	781	6,864	(483)	5,745
Loss on extinguishment of senior notes, net	—	—	—	(1,482)
Other income (expense), net	(36)	64	(6)	94
Interest expense	(30)	(10)	(60)	(276)

Income (loss) from operations	715	6,918	(549)	4,081
Provision for (benefit from) income taxes	277	2,636	(218)	1,663

Net income (loss)	$438	$4,282	$(331)	$2,418

Net income (loss) per share
Basic	$0.05	$0.48	$(0.04)	$0.27

Diluted	$0.05	$0.48	$(0.04)	$0.27

Weighted average shares outstanding	8,858	8,874	8,829	8,860

Weighted average shares outstanding assuming dilution	8,955	8,928	8,829	8,936

Dividends declared per share	$0.15	$—	$0.30	$—

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Net income (loss)	$438	$4,282	$(331)	$2,418
Other comprehensive income (loss):
Accumulated income	67	36	135	72
Effect of income taxes	(25)	(13)	(50)	(26)
Prior service cost	15	15	30	30
Effect of income taxes	(5)	(6)	(11)	(11)
Unrealized gains on available for sale securities
Less: reclassifications of gains included in net loss	—	—	(13)	—
Effect of income taxes	—	—	5	—

Other comprehensive income	52	32	96	65

Comprehensive income (loss)	$490	$4,314	$(235)	$2,483

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per-share amounts)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$13,144	$20,403
Receivables, net	31,718	28,243
Income taxes receivable	1,051	834
Deferred income taxes, net	1,062	1,062
Prepaid expenses and other	1,970	3,629
Broadcast rights	1,990	6,690

Total current assets	50,935	60,861
Restricted cash	125	3,624
Cash surrender value of life insurance and annuity contracts	17,824	18,100
Goodwill, net	13,702	13,293
Intangible assets, net	44,804	40,072
Other assets	5,393	5,208
Deferred income taxes, net	688	711
Property, plant and equipment, net	41,244	39,155

Total Assets	$174,715	$181,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,315	$1,496
Accrued payroll and related benefits	3,359	4,200
Broadcast rights payable	1,750	6,488
Income taxes payable	160	3,060
Current portion of accrued retirement benefits	1,368	1,368
Other current liabilities	10,582	7,260

Total current liabilities	18,534	23,872
Long-term debt	1,700	—
Deferred income	7,742	8,338
Accrued retirement benefits	22,381	22,574
Other liabilities	3,369	3,105

Total liabilities	53,726	57,889

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, shares authorized 12,000,000, $1.25 par value; 8,873,059 and 8,782,174 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	11,091	10,978
Capital in excess of par	15,112	14,444
Accumulated other comprehensive income (loss), net of income taxes:
Accumulated loss	(4,617)	(4,702)
Prior service cost	(5)	(24)
Unrealized gain on available for sale securities	—	8
Retained earnings	99,408	102,431

Total Stockholders’ Equity	120,989	123,135

Total Liabilities and Stockholders’ Equity	$174,715	$181,024

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Operating activities
Net income (loss)	$(331)	$2,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,632	3,505
Deferred income taxes, net	56	37
Loss on extinguishment of senior notes, net	—	594
Loss in operations of equity investees	107	74
Loss on disposal of property, plant and equipment	93	20
Gain on sale of real estate, net	—	(164)
Amortization of deferred financing fees	26	19
Amortization of deferred gain on sale of Fisher Plaza	(379)	(379)
Amortization of debt security investment premium	—	85
Amortization of non-cash contract termination fee	(487)	(731)
Amortization of broadcast rights	4,842	4,893
Payments for broadcast rights	(4,881)	(5,027)
Stock-based compensation	1,424	826
Change in operating assets and liabilities, net
Receivables	(3,400)	920
Prepaid expenses and other	1,696	961
Cash surrender value of life insurance and annuity contracts	276	(398)
Other assets	(218)	96
Accounts payable, accrued payroll and related benefits and other current liabilities	2,324	(2,423)
Interest payable	—	(1,556)
Income taxes receivable and payable	(3,118)	(20,075)
Accrued retirement benefits	(88)	(11)
Other liabilities	448	546

Net cash provided by (used in) operating activities	2,022	(15,770)

Investing activities
Investment in equity investee	(45)	(32)
Purchase of held to maturity debt security investments	—	(82,733)
Purchase of investment in South Sound Broadcasting	—	(750)
Purchase of option to acquire a radio station	—	(615)
Purchase of television stations	(8,398)	—
Purchase of property, plant and equipment	(2,598)	(5,731)
Proceeds from sale of available for sale debt security investments held as restricted cash	3,499	—
Proceeds from sale of held to maturity debt security investments	—	7,628
Proceeds from maturity of held to maturity debt security investments	—	25,000
Proceeds from sale of real estate	—	825

Net cash used in investing activities	(7,542)	(56,408)

Financing activities
Proceeds from long-term debt	1,700	—
Repurchase of senior notes	—	(61,834)
Repurchase of common stock	—	(86)
Shares settled upon vesting of stock rights	(852)	(433)
Payments on capital lease obligations	(104)	(96)
Proceeds from exercise of stock options	210	25
Cash dividends paid	(2,693)	—

Net cash used in financing activities	(1,739)	(62,424)

Net decrease in cash and cash equivalents	(7,259)	(134,602)
Cash and cash equivalents, beginning of period	20,403	143,017

Cash and cash equivalents, end of period	$13,144	$8,415

See accompanying notes to condensed consolidated financial statements.

Fisher Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Fisher Communications, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included in the periods presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are disclosed in the Company’s 2012 Form 10-K. Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s 2012 Form 10-K, that are of significance, or potential significance, to the Company.

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

Assets and liabilities measured at fair value on a recurring basis consist of cash equivalents, marketable securities and debt security investments. As of June 30, 2013 and December 31, 2012, the reported fair value of marketable securities, using Level 1 inputs, was $592,000 and $600,000, respectively. Marketable securities are included in other assets on the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2013, the Company no longer held debt security investments included in restricted cash. During March 2013, the Company sold the remainder of its debt security investments to be included in cash equivalents. The reported fair value of debt security investments as of December 31, 2012, using Level 1 inputs, was $3.5 million and is included in restricted cash on the Company’s unaudited condensed consolidated balance sheets.

The Company had no cash equivalents as of June 30, 2013. As of December 31, 2012, cash equivalents consisted of $5.0 million, for which the fair value is measured using Level 1 inputs. The carrying amount of cash equivalents approximates fair value.

At June 30, 2013, the Company reported $1.7 million of variable interest rate long-term debt for which the fair value is measured using Level 2 inputs. There was no long-term debt outstanding as of December 31, 2012. The fair value of long-term debt is based on estimates made by investment bankers based on the fair value of the Company’s variable rate long-term debt. For variable rate debt, interest rate changes do not impact financial position, operations or cash flows.

3. Acquisitions

Sinclair Acquisition

In April 2013, Sinclair Broadcast Group, Inc. (“Sinclair”), Sinclair Television of Seattle, Inc. (“Merger Sub”) and the Company announced that they had entered into a definitive merger agreement (the “Merger Agreement”) whereby Sinclair will acquire the Company in a merger transaction valued at approximately $373.3 million (the “Merger”).

Under the terms of the Merger Agreement, assuming the conditions to closing are satisfied or waived, Merger Sub will merge with and into the Company and the Company’s shareholders will receive $41.00 in cash for each share of the Company’s common stock they own. The Company currently expects the Merger to close during the third quarter of 2013, subject to the satisfaction or waiver of certain closing conditions, such as: (i) the approval of the Merger Agreement by the holders of two-thirds or more of the Company’s outstanding common stock, as required under Washington law, (ii) the grant by the FCC of consent to the transfer of control of the Company and its subsidiaries to Sinclair, (iii) the absence of any law or order that is in effect and that restrains, enjoins or otherwise prohibits the Merger and (iv) the receipt of consents under certain of the Company’s contracts. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both Sinclair and the Company, including if the Merger is not completed on or before April 11, 2014 or if the approval of the Merger Agreement by the Company’s shareholders is not obtained. In addition, among other termination rights, Sinclair may terminate the Merger Agreement if the Company’s Board of Directors takes certain actions that result in a recommendation adverse to the Merger and the Company may terminate the Merger Agreement, subject to certain conditions, to accept a proposal that is superior to the terms and conditions of the Merger. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Sinclair a termination fee of $11.2 million.

For the six months ended June 30, 2013, the Company has incurred approximately $4.7 million in transaction related costs associated with the Merger. These costs have been expensed as incurred and are included within selling, general and administrative expense in the unaudited condensed consolidated statement of operations for the six months ended of June 30, 2013.

In connection with the announcement of the Merger Agreement, on April 17, 2013, a purported class action lawsuit was filed against the Company and its Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc.., et al., Case No. 13-2-17171-6 SEA. An amended complaint was filed on April 23, 2013, and a second amended complaint was filed on June 3, 2013. The lawsuit alleges, among other things, that the Company’s Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. The lawsuit also alleges that the Schedule 14A Preliminary Proxy Statement filed by the Company on May 16, 2013 omits and/or misrepresents certain purportedly material information. The plaintiff seeks relief that includes, among other things, an injunction prohibiting the consummation of the proposed Merger, damages for the breaches of fiduciary duty, and the payment of plaintiff’s attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend against it vigorously. There can be no assurance, however, with regard to the outcome. See Note 15. Subsequent Events for additional disclosure.

KMTR TV

On June 3, 2013, the Company’s wholly-owned subsidiary, Fisher Broadcasting – Oregon TV, L.L.C. (“Fisher Broadcasting”), completed the previously announced acquisition of assets of the television station KMTR (TV), together with certain related satellite stations (collectively the “Station”), which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million from Newport Television LLC and Newport Television License LLC (together “Newport”). Concurrent with the execution of the Asset Purchase Agreement dated November 19, 2012, between Fisher Broadcasting and Newport, Fisher Broadcasting assigned to Roberts Media, LLC, an unrelated third party (“Roberts Media”), its rights under the Asset Purchase Agreement to acquire the FCC licenses with respect to the Station together with certain other of the Station’s operating and programming assets. Such assets are held by KMTR Television, LLC (“KMTR TV”), which is a wholly owned subsidiary of Roberts Media.

Concurrently with the completion of the acquisition of the Station, KMTR TV obtained third-party financing for its acquisition of the Station assets of $1.7 million (the “KMTR Credit Facility”) due in 2017. The Company has agreed to guarantee (the “Guarantee”) the KMTR Credit Facility to finance its portion of the acquisition through 2017. Borrowings under the KMTR Credit Facility will accrue interest at a variable rate. The interest rate is calculated using either an Alternate Base Rate (“ABR”) or the Eurodollar Rate, plus, in each case, an applicable margin determined by the Company’s leverage ratio in accordance with the terms of the Credit Agreement. The ABR is equal to the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City (the “Prime Rate”), (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate applicable for an interest period of one month plus 1.00%.

The KMTR Credit Facility contains customary affirmative and negative covenants for comparable financings, including but not limited to, limitations on liens, indebtedness, investments, mergers and other fundamental changes, sales and other dispositions and dividends and other distributions.

In connection with the closing, the Company entered into an amendment (the “First Amendment”) to the credit agreement dated November 19, 2012, between the Company and JPMorgan Chase Bank, N.A. as Administrative Agent and Lender and the lenders party thereto (the “Credit Agreement”). The First Amendment provides that (i) a default under the KMTR Credit Facility (including a default by the Company under the Guarantee) will constitute a default under the Credit Agreement, and (ii) that the collateral pledged to secure the obligations of the Company under the Credit Facility will constitute collateral to secure the obligations under the KMTR Credit Facility.

For financial reporting purposes, the Company is consolidating the operating activities, assets and liabilities of KMTR TV as the Company is the primary beneficiary and has the power to direct the activities impacting the economic performance, obligation to absorb losses and right to receive returns that would be significant to KMTR TV. At closing, in addition to the $1.7 million KMTR Credit Facility, the Company paid the Station $5.9 million plus $850,000 cash escrow previously paid in November 2012, less net assumed liabilities of $92,000.

Under the acquisition method of accounting the purchase price has been allocated to the acquired consolidated assets and assumed liabilities based on estimated fair values (in thousands):

Property, plant and equipment	$3,358
Intangible assets—Network affiliation agreement (useful life of 15 years)	2,180
Intangible assets—FCC licenses (indefinite life, not subject to amortization)	1,500
Intangible assets—Advertiser relationships (useful life of 6 years)	1,000
Intangible assets—Programming (useful life of 5 years)	110
Leasehold interests liability	(100)
Net assumed liabilities	(92)

Recognized value of net assets (other than goodwill) acquired	$7,956

Deferred tax asset for $90 of taxable temporary differences	33
Goodwill (tax deductible)	409

Consideration paid for the acquiree	$8,398

The final allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The Company expects that goodwill will be deductible for tax purposes.

4. Variable Interest Entities

As of June 30, 2013 the Company had variable interests in three broadcast entities, inclusive of the addition of KMTR TV (as mentioned in Note 3) and two broadcast entities as of December 31, 2012 for which it is the primary beneficiary of these Variable Interest Entities (“VIEs”). The Company holds the power to direct activities that significantly impact the economic performance of the VIEs and can participate in returns that would be considered significant to the VIEs and therefore consolidates the assets and liabilities of these stations.

The $750,000 investment in South Sound Broadcasting LLC (“South Sound”) in connection with the Local Marketing Agreement qualifies as a VIE. The Company is not considered the primary beneficiary of this VIE and the 7.5% ownership interest in the station is accounted for using the cost method of accounting. The Company’s maximum exposure to losses as of June 30, 2013 and December 31, 2012 was $1.4 million.

The carrying amount of the investments in the VIEs for which the Company is the primary beneficiary as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Investments	$5,929	$2,225
Maximum exposure to losses	5,929	2,225

5. Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill and intangible assets (in thousands):

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill (1)	$13,702	$—	$13,702	$13,293	$—	$13,293

Intangible assets:
Broadcast licenses (1)	$38,930	$—	$38,930	$37,430	$—	$37,430
Other intangible assets	285	—	285	285	—	285
Intangible assets subject to amortization (2)
Network affiliation agreement	5,740	(1,333)	4,407	3,560	(1,203)	2,357
Advertiser relationships	1,000	(14)	986
Programming	110	(2)	108
Leasehold interests	90	(2)	88

Total intangible assets	$46,155	$(1,351)	$44,804	$41,275	$(1,203)	$40,072

(1)	Goodwill and broadcast licenses are considered indefinite-lived assets for which no periodic amortization is recognized. The television and radio broadcast licenses are issued by the Federal Communications Commission (“FCC”) and provide the Company with the exclusive right to utilize certain frequency spectrum to air its stations’ programming. While FCC licenses are issued for only a fixed time, renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.
(2)	Intangible assets subject to amortization are amortized on a straight-line basis. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2013 was $89,000 and $148,000, respectively. Total amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2012 was $59,000 and $117,000, respectively

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

2013	$296
2014	586
2015	580
2016	580
2017	580
2018	580
Thereafter	2,387

$5,589

6. Debt

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

Under the Credit Agreement, the Company is required to maintain certain financial ratios, including a leverage ratio and fixed charge coverage ratio. As of June 30, 2013, the Company incurred costs of approximately $264,000 directly related to obtaining the Credit Facility. These costs have been deferred on the unaudited condensed consolidated balance sheet in “other assets” and are being amortized to interest expense over the life of the Credit Facility. As described in Note 3, in connection with the acquisition of the broadcast assets of Newport, the Company entered into an amendment to the Credit Agreement (“the First Amendment”). The First Amendment provides, among other things, that (i) a default under the KMTR Credit Facility (including a default by the Company under the Guarantee) will constitute a default under the Credit Agreement, and (ii) that the collateral pledged to secure the obligations of the Company under the Credit Facility will constitute collateral to secure the obligations under the KMTR Credit Facility. As of June 30, 2013, the Company had no outstanding indebtedness under the Credit Facility.

7. Broadcast Rights and Other Commitments

Broadcast Rights

The Company acquires broadcast rights during the ordinary course of business. The impact of such contracts on the Company’s overall financial results is dependent on a number of factors, including popularity of the program, increased competition from other programming, and strength of the advertising market. It is possible that the cost of commitments for program rights may ultimately exceed direct revenue from the program. Estimates of future revenue can change significantly and, accordingly, are reviewed periodically to determine whether the broadcast right is impaired.

As of June 30, 2013, the Company had commitments under various agreements of $30.9 million for future rights to broadcast television programs, rights to sell available advertising time on a third party radio station and commitments under certain network affiliate agreements.

Hines Lease Commitment

In December 2011, in connection with its lease of space at Fisher Plaza, Seattle, Washington, the Company entered into a reimbursement agreement with Hines Global REIT (“Hines”) whereby the Company may be required to reimburse Hines up to $1.5 million if the power and/or chiller consumption by certain existing Fisher Plaza tenants, including the Company, exceeds specified levels and Hines is required to install additional power and/or chiller facilities. This reimbursement agreement expires on December 31, 2023.

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

The net periodic pension cost for the Company’s supplemental retirement program is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest cost	$204	$234	$409	$468
Amortization of loss	77	45	154	90

Net periodic pension cost	$281	$279	$563	$558

The discount rate used to determine net periodic pension cost was 3.55% for both the three and six months ended June 30, 2013. The discount rate used to determine net periodic pension cost was 4.48% for both the three and six months ended June 30, 2012.

9. Net Income (Loss) per Share

Net income (loss) per share is based upon the net income (loss) divided by weighted average number of shares outstanding during the period. Common stock options and restricted stock rights/units are converted using the treasury stock method.

Basic and diluted net income (loss) per share has been computed as follows (in thousands, except per-share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income (loss) from operations, net of income taxes	$438	$4,282	$(331)	$2,418

Weighted average shares outstanding	8,858	8,874	8,829	8,860
Weighted effect of dilutive options and rights	97	54	—	76

Weighted average shares outstanding assuming dilution	8,955	8,928	8,829	8,936

Net income (loss) per share:
Basic	$0.05	$0.48	$(0.04)	$0.27

Diluted	$0.05	$0.48	$(0.04)	$0.27

For the three months ended June 30, 2013, the effect of two restricted stock rights/units and options to purchase 41,143 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive. For the six months ended June 30, 2013, the effect of 157,342 restricted stock rights/units and options to purchase 251,130 shares are excluded from the calculation of weighted average shares outstanding because such rights/units and options were anti-dilutive.

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

10. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2013 was $593,000 and $1.4 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2012 was $374,000 and $826,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

11. Income Taxes

The Company records an income tax provision or benefit based upon its estimated annual effective tax rate, which is estimated at 39.7% and 40.8% for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had $632,000 of unrecognized tax benefits and no penalties or interest was accrued. If the unrecognized tax benefits were recognized, $410,000 would impact the effective tax rate.

A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows (in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of period	$632	$632
Increase of unrecognized tax benefits related to prior years	—	—

Balance at end of period	$632	$632

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

In May 2013, the Company received notification from the IRS that its 2011 tax return was chosen for field examination. The Company continues to respond to IRS data request inquiries.

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

The Company assesses the likelihood of the realizability of its deferred tax assets on a quarterly basis. As of June 30, 2013 and December 31, 2012, the Company had a valuation allowance of approximately $411,000 on certain of its deferred income tax assets. The amount of net deferred income tax assets considered realizable, however, could be reduced in the future if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels that it is projecting. This could result in an increase in the Company’s valuation allowance for deferred income tax assets.

12. Segment Information

The Company reports financial data for two segments: television and radio. The television segment includes the operations of the Company’s 23 owned and operated television and radio stations (including a 50%-owned station) and internet business. The radio reportable segment includes the operations of the Company’s three Seattle radio stations and one managed radio station.

The Company discloses information about its reportable segments based on measures it uses in assessing the performance of its reportable segments. The Company uses “segment income from operations” to measure the operating performance of its segments which represents income from operations before depreciation and amortization and loss (gain) on sale of real estate, net. Additionally, the performance metric for segment income from operations excludes the allocation of corporate costs and Fisher Plaza rent expense. The non-segment expenses include corporate and administrative expenses that have not been allocated to the operations of the television or radio segments.

Operating results and other financial data for each segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Revenue
Television	$36,707	$36,778	$69,267	$65,937
Radio	5,430	5,566	9,750	10,299

Total segment revenue	42,137	42,344	79,017	76,236
Intercompany and other	(70)	(74)	(159)	(34)

	$42,067	$42,270	$78,858	$76,202

Segment income from continuing operations
Television	$10,314	$12,373	$16,995	$17,452
Radio	1,654	1,835	2,267	2,633

Total segment income from operations	11,968	14,208	19,262	20,085
Corporate and other	(8,240)	(4,134)	(13,736)	(8,475)
Fisher Plaza rent	(1,109)	(1,253)	(2,377)	(2,524)

	$2,619	$8,821	$3,149	$9,086

Depreciation and amortization
Television	$1,563	$1,490	$3,080	$2,977
Radio	42	30	85	59

Total segment depreciation and amortization	1,605	1,520	3,165	3,036
Corporate and other	233	228	467	469

	$1,838	$1,748	$3,632	$3,505

Total assets	June 30, 2013	December 31, 2012
Television	$119,849	$113,998
Radio	15,482	15,016

Total segment assets	135,331	129,014
Corporate and other	39,384	52,010

	$174,715	$181,024

Intercompany and other non-segment revenue relates to sales between our television and radio stations and miscellaneous amounts not attributable to the operations of television or radio segments.

No geographic areas outside the United States were of significance relative to consolidated revenue, segment income from continuing operations or total assets.

A reconciliation of segment income from operations to income (loss) from operations is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment income from operations	$2,619	$8,821	$3,149	$9,086
Adjustments:
Loss (gain) on sale of real estate, net	—	(209)	—	164
Depreciation and amortization	(1,838)	(1,748)	(3,632)	(3,505)

Income (loss) from operations	$781	$6,864	$(483)	$5,745

13. Stock Repurchase Program

In December 2012, the Company’s Board of Directors approved a 2013 stock repurchase program authorizing the repurchase of up to an aggregate of $15.0 million of its outstanding shares of common stock. The program authorized share repurchases from time-to-time, at the Company’s discretion, on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program was terminated by the Board of Directors on April 26, 2013. As of June 30, 2013 and December 31, 2012, no shares had been repurchased under the program.

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

14. Other Comprehensive Income (Loss)

The schedules below detail the components and amounts reclassified from other comprehensive income (loss) for the three and six months ended June 30, 2013 (in thousands):

Changes in Accumulated Other Comprehensive Income (loss) by Component (a)

	For the three months ended June 30, 2013
	Accumulated Loss	Prior Service Cost	Unrealized Gains on Available for Sale Securities	Total
Beginning balance	$(4,659)	$(15)	$—	$(4,674)
Other comprehensive income before reclassifications
Amounts reclassified from accumulated other comprehensive income	42	10	—	52

Net current-period other comprehensive income (loss) (b)	42	10	—	52

Ending balance	$(4,617)	$(5)	$—	$(4,622)

	For the six months ended June 30, 2013
	Accumulated Loss	Prior Service Cost	Unrealized Gains on Available for Sale Securities	Total
Beginning balance	$(4,702)	$(24)	$8	$(4,718)
Other comprehensive income before reclassifications
Amounts reclassified from accumulated other comprehensive income	85	19	(8)	96

Net current-period other comprehensive income (loss) (b)	85	19	(8)	96

Ending balance	$(4,617)	$(5)	$—	$(4,622)

(a)	All amounts are net-of-tax. Amounts in parantheses indicate debits.
(b)	See separate table below for details about these reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (loss) by Component ©

For the six months ended June 30, 2013

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income (Loss) is Presented
Accumulated loss
Amortization of actuarial loss	$135	Selling, general and administrative expense
	(50)	Benefit for income taxes

	$85	Net of tax

Amortization of supplemental retirement program items
Prior service cost	$30	Selling, general and administrative expense
	(11)	Benefit for income taxes

	$19	Net of tax

Unrealized gains and losses on available for sale securities
	$(13)	Other income/(expense)
	5	Provision for income taxes

	$(8)	Net of tax

Total reclassifications for the period	$96	Net of tax

(c)	Amounts in parentheses indicate debits to profit/loss.

15. Subsequent Events

Litigation

As previously disclosed in Note 3, in connection with the Merger, a purported class action lawsuit was filed on April 17, 2013 against the Company and its Board of Directors in King County Superior Court in the State of Washington (the “Court”), docketed as Halberstam v. Fisher Communications, Inc., et al., Case No. 13-2-17171-6 SEA (the “Litigation”). An amended complaint was filed on April 23, 2013, and a second amended complaint was filed on June 3, 2013.

On July 25, 2013, the parties to the Litigation entered into a memorandum of understanding (the “MOU”) which sets forth the parties’ agreement in principle for settlement. After the parties enter into a definitive stipulation of settlement, the proposed settlement will be subject to Court approval. If approved by the Court, it is anticipated that the settlement will result in a release of the defendants from all claims that were or could have been brought challenging any aspect of or otherwise relating to the Merger, the Merger Agreement, or the disclosures made in connection therewith, and that the Litigation will be dismissed with prejudice. The Company also anticipates that, in connection with the proposed settlement, counsel for the plaintiff will apply for an award of attorney’s fees and expenses to be paid by the Company, the amount of which will be determined by the Court. The Company has available insurance for such award and it does not expect the size of the award to have a material impact on the Company or its financial results. Pursuant to the terms of the MOU, the Company has agreed to make available additional information to its stockholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. The settlement will not affect, among other things, the consideration to be paid to the stockholders of the Company in connection with the Merger.

The Company and the other defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Litigation. The Company and the other defendants deny that they have committed any violations of law or breach of fiduciary duty, that they have acted improperly in any way, or that they have any liability or owe any damages of any kind to the plaintiff or to the purported class, and specifically deny that any further supplemental disclosure is required under any applicable rule, statute, regulation or law or that the Company’s Board of Directors failed to maximize stockholder value by entering into the Merger Agreement with Sinclair. The settlement contemplated by the MOU is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, among other reasons, to avoid the risk of delaying the Merger, and to provide additional information to the stockholders of the Company at a time and in a manner that would not cause any delay of the Merger, the defendants agreed to the settlement described above. The parties considered it desirable that the Litigation be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the Litigation.

NPG Option Exercise

On July 12, 2013, the Company received notification that NPG of Idaho, Inc. (“NPG”), a subsidiary of New Press and Gazette Company, exercised their call option to purchase certain assets and liabilities of television stations KIDK-TV and KXPI-LP for approximately $6.0 million subject to final calculation at closing as detailed in the Option Agreement entered into by the Company and NPG in December 7, 2010. The completion of the acquisition is subject to FCC approval and is expected to close in 2013.

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

This discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended June 30, 2013 compared with the corresponding periods in 2012.

Overview

We are an integrated media company. We own or operate 16 full power (including a 50%-owned television station) and seven low power television stations and four radio stations. Our television stations are located in Washington, Oregon, Idaho and California, and our radio stations are located in Washington.

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

Our television revenue is significantly affected by network affiliation and the success of programming offered by those networks. We operate 16 television stations which are affiliated with one of the four major networks and seven which are either affiliated with Univision or CW Plus. Our two largest television stations, KOMO TV and KATU TV, accounted for approximately 60% percent of our television broadcasting revenue for the six months ended June 30, 2013 and are affiliated with the ABC Television Network. The current terms of our affiliation agreements with the ABC Television Network expire in August 2014. Our affiliation agreements with the CBS Television Network generally expire in February 2016. The current terms of our FOX affiliation agreements for KBFX-CA in Bakersfield, California and KXPI-LP in Idaho Falls, Idaho, expire in June 2014 and in June 2015, respectively. The current terms of our affiliation agreements with Univision expire in December 2014. The termination or non-renewal of any of our major network affiliation agreements could adversely affect our business and results. Our broadcasting operations are subject to competitive pressures from traditional broadcasting sources, as well as from alternative methods of delivering information and entertainment, and these pressures may cause fluctuations in operating results.

Management focuses on key metrics from operational data within our broadcasting operations. Information on significant trends is provided in the section entitled “Consolidated Results of Operations.”

Significant Developments

The following significant developments impacted our financial statements for the three and six months ended June 30, 2013 and 2012.

KMTR TV. On June 3, 2013, our wholly-owned subsidiary, Fisher Broadcasting – Oregon TV, L.L.C. (“Fisher Broadcasting”), completed the previously announced acquisition of assets of the television station KMTR(TV), together with certain related satellite stations (collectively, the “Station”), which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million from Newport Television LLC and Newport Television License LLC (together “Newport”). Concurrent with the execution of the Asset Purchase Agreement dated November 19, 2012, by and between Fisher Broadcasting and Newport, Fisher Broadcasting assigned to Roberts Media, LLC, an unrelated third party (“Roberts Media”), its rights under the Asset Purchase Agreement to acquire the FCC licenses with respect to the Station together with certain other of the Station’s operating and programming assets. Such assets are held by KMTR Television, LLC (“KMTR TV”), which is a wholly owned subsidiary of Roberts Media.

Concurrently with the completion of the acquisition of the Station, KMTR TV obtained third-party financing for its acquisition of the Station assets, in the amount of $1.7 million (the “KMTR Credit Facility”). We have agreed to guarantee (the “Guarantee”) the KMTR Credit Facility to finance its portion of the acquisition through 2017. Borrowings under the KMTR Credit Facility will accrue interest at a variable rate. The interest rate is calculated using either an Alternate Base Rate (“ABR”) or the Eurodollar Rate, plus, in each case, an applicable margin determined by the Company’s leverage ratio in accordance with the terms of the Credit Agreement. The ABR is equal to the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City (the “Prime Rate”), (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate applicable for an interest period of one month plus 1.00%.

The KMTR Credit Facility contains customary affirmative and negative covenants for comparable financings, including but not limited to, limitations on liens, indebtedness, investments, mergers and other fundamental changes, sales and other dispositions and dividends and other distributions.

In connection with the KMTR Credit Facility, we entered into an amendment to the Credit Facility (“the First Amendment”). The First Amendment provides, among other things, that (i) a default under the KMTR Credit Facility (including a default by us under the Guarantee) will constitute a default under the Credit Agreement, and (ii) that the collateral pledged to secure our obligations under the Credit Facility will constitute collateral to secure the obligations under the KMTR Credit Facility.

Sinclair Acquisition. On April 11, 2013, we entered into the Merger Agreement whereby Sinclair will acquire us in a merger transaction valued at approximately $373.3 million. Under the terms of the Merger Agreement, assuming the conditions to closing are satisfied or waived, our shareholders will receive $41.00 in cash for each share of the Company’s common stock they own. We currently expect the Merger to close during the third quarter of 2013, subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the approval of the Merger Agreement by the holders of two-thirds or more of our outstanding common stock, as required under Washington law, (ii) the grant by the FCC of consent to the transfer of control of the Company and its subsidiaries to Sinclair, (iii) the absence of any law or order that is in effect and that restrains, enjoins or otherwise prohibits the Merger and (iv) the receipt of consents under certain of our contracts. The consummation of the Merger is not subject to a financing condition.

On April 17, 2013, a purported class action lawsuit was filed against the Company and our Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc.., et al., Case No. 13-2-17171-6 SEA. An amended complaint was filed on April 23, 2013, and a second amended complaint was filed on June 3, 2013. The lawsuit alleges, among other things, that our Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. The lawsuit also alleges that the Schedule 14A Preliminary Proxy Statement filed by the Company on May 16, 2013 omits and/or misrepresents certain purportedly material information. For additional information, including the risks associated with this litigation, see Items 1 and 1A in Part II of this report.

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

Consolidated Results of Operations

We report financial data for two reportable segments: television and radio. The television segment includes the operations of our 23 owned and/or operated television stations (including a 50%-owned television station) and our internet business. The radio segment includes the operations of our three radio stations and one managed radio station. Our corporate headquarters and Seattle-based television, radio and internet operations continue to be located at Fisher Plaza.

We disclose information about our reportable segments based on the measures we use in assessing the performance of those reportable segments. We use “segment income (loss) from operations” to measure the operating performance of our segments which represents income (loss) from operations before depreciation and amortization and gain (loss) on sale of real estate, net. Additionally, the performance metric for segment income (loss) from operations excludes the allocation of certain corporate expenses and rent expense for our lease at Fisher Plaza as management does not review our reportable segments with those allocations.

The following table sets forth our results of operations for the three and six months ended June 30, 2013 and 2012, including the dollar and percentage variances between these periods. Percentage variances have been omitted where they are not considered meaningful.

Comparison of three and six months ended June 30, 2013 and 2012

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
(in thousands)	2013	2012	$	%	2013	2012	$	%
Revenue
Television	$36,707	$36,778	$(71)	(0%)	$69,267	$65,937	$3,330	5%
Radio	5,430	5,566	(136)	(2%)	9,750	10,299	(549)	(5%)

Total segment revenue	42,137	42,344	(207)	(0%)	79,017	76,236	2,781	4%
Intercompany and other	(70)	(74)	4	5%	(159)	(34)	(125)	(368%)

Consolidated revenue	42,067	42,270	(203)	(0%)	78,858	76,202	2,656	3%
Direct operating costs
Television	15,351	13,574	(1,777)	(13%)	30,546	27,631	(2,915)	(11%)
Radio	2,231	2,161	(70)	(3%)	4,540	4,521	(19)	(0%)

Total segment direct operating costs	17,582	15,735	(1,847)	(12%)	35,086	32,152	(2,934)	(9%)
Corporate and other	169	197	28	14%	311	436	125	29%

Consolidated direct operating costs	17,751	15,932	(1,819)	(11%)	35,397	32,588	(2,809)	(9%)
Selling, general and administrative expenses
Television	8,602	8,395	(207)	(2%)	16,884	15,961	(923)	(6%)
Radio	1,545	1,570	25	2%	2,943	3,145	202	6%

Total segment selling, general and administrative expenses	10,147	9,965	(182)	(2%)	19,827	19,106	(721)	(4%)
Corporate and other	8,001	3,863	(4,138)	(107%)	13,266	8,005	(5,261)	(66%)
Fisher Plaza rent	1,109	1,253	144	11%	2,377	2,524	147	6%

Consolidated selling, general and administrative expenses	19,257	15,081	(4,176)	(28%)	35,470	29,635	(5,835)	(20%)
Amortization of broadcast rights
Television	2,440	2,436	(4)	(0%)	4,842	4,893	51	1%
Segment income (loss)
Television	10,314	12,373	(2,059)	(17%)	16,995	17,452	(457)	(3%)
Radio	1,654	1,835	(181)	(10%)	2,267	2,633	(366)	(14%)

Total segment income from operations	11,968	14,208	(2,240)	(16%)	19,262	20,085	(823)	(4%)
Corporate and other	(8,240)	(4,134)	(4,106)	(99%)	(13,736)	(8,475)	(5,261)	(62%)
Fisher Plaza rent	(1,109)	(1,253)	144	11%	(2,377)	(2,524)	147	6%

Subtotal	2,619	8,821	(6,202)	(70%)	3,149	9,086	(5,937)	(65%)
Depreciation and amortization
Television	1,563	1,490	(73)	(5%)	3,080	2,977	(103)	(3%)
Radio	42	30	(12)	(40%)	85	59	(26)	(44%)

Total segment depreciation and amortization	1,605	1,520	(85)	(6%)	3,165	3,036	(129)	(4%)
Corporate and other	233	228	(5)	(2%)	467	469	2	0%

Consolidated depreciation and amortization	1,838	1,748	(90)	(5%)	3,632	3,505	(127)	(4%)
Loss (gain) on sale of real estate, net	—	209	209	100%	—	(164)	(164)	(100%)

Income (loss) from operations	781	6,864	(6,083)	(89%)	(483)	5,745	(6,228)	(108%)
Loss on extinguishment of senior notes, net	—	—	—	na	—	(1,482)	1,482	100%
Other income, net	(36)	64	100	156%	(6)	94	(100)	(106%)
Interest expense	(30)	(10)	(20)	(200%)	(60)	(276)	216	78%

Income (loss) from operations before income taxes	715	6,918	(6,203)	(90%)	(549)	4,081	(4,630)	(113%)
Provision for (benefit from) income taxes	277	2,636	2,359	89%	(218)	1,663	1,881	113%

Net income (loss)	$438	$4,282	$(3,844)	(90%)	$(331)	$2,418	$(2,749)	(114%)

Revenue

The following table sets forth our main types of revenue by segment for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2013	% change	% total revenue	2012	% total revenue	2013	% change	% total revenue	2012	% total revenue
Core advertising (local and national)	$26,920	4%	64%	$25,943	61%	$50,338	5%	64%	$48,157	63%
Political	242	-74%	1%	943	2%	242	-83%	0%	1,462	2%
Internet	1,175	-9%	3%	1,298	3%	2,241	-13%	3%	2,580	3%
Retransmission	6,623	6%	16%	6,269	15%	13,146	34%	17%	9,846	13%
Trade, barter and other	1,747	-25%	4%	2,325	6%	3,300	-15%	4%	3,892	5%

Television	36,707	0%	87%	36,778	87%	69,267	5%	88%	65,937	87%
Core advertising (local and national)	5,154	-2%	12%	5,284	13%	9,286	-5%	12%	9,742	13%
Political	69	283%	0%	18	0%	81	40%	0%	58	0%
Trade, barter and other	207	-22%	0%	264	1%	383	-23%	0%	499	1%

Radio	5,430	-2%	13%	5,566	13%	9,750	-5%	12%	10,299	14%
Intercompany and other	(70)	-5%	0%	(74)	0%	(159)	368%	0%	(34)	0%

Total Revenue	$42,067	0%	100%	$42,270	100%	$78,858	3%	100%	$76,202	100%

Television. Television revenue decreased $71,000 for the three months ended June 30, 2013 compared with the same period in 2012. Television revenue increased $3.3 million, or 5%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in retransmission revenue and core advertising, offset partially by decreases in political advertising.

Retransmission revenue increased $354,000 (6%) and $3.3 million (34%), respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to retransmission consent contract renewals for the 2012-2014 cycle completed during the second quarter of 2012.

Automotive-related advertising, one of our largest advertising categories, increased 25% for the three months ended June 30, 2013 compared to the same period in 2012. Results of other advertising categories for the three months ended June 30, 2013, compared to the same period in 2012 include professional services (+10%) and retail (-5%).

Automotive-related advertising increased 21% for the six months ended June 30, 2013 compared to the same period in 2012. Results of other advertising categories for the six months ended June 30, 2013, compared to the same period in 2012 include professional services (+6%) and retail products (+1%).

Political advertising revenue decreased 74% and 83% for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to 2013 being an off-cycle election year.

Revenue from our ABC-affiliated stations decreased 2.7% in the three months ended June 30, 2013, increasing 4.8% overall for the six months ended June 30, 2013 as compared with the same periods in 2012. The overall increase is primarily due to increases in retransmission revenue and local advertising revenue. Revenue from our CBS-affiliated stations increased 1.3% and 6.9% in the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of increases in retransmission revenue and local advertising revenue.

Radio. Radio revenue decreased $136,000, or 2%, and $549,000, or 5%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012. The decrease is primarily a result of a decline in local advertising revenue due to continued market softness.

Direct operating costs

Direct operating costs consist primarily of costs to produce and promote programming for the television and radio segments. Many of these costs are relatively fixed in nature and do not necessarily vary on a proportional basis with revenue.

Television. Direct operating costs for the television segment increased $1.8 million, or 13%, and $2.9 million, or 11%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012 resulting primarily from higher costs related to network programming fees.

        Radio. Direct operating costs for the radio segment increased $70,000, or 3%, and $19,000, or 0.4%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase in the three months ended June 30, 2013 compared with the same period in 2012 was primarily due to an increase in the cost of music rights offset by a decrease in compensation costs.

Corporate and other. Other non-segment direct operating costs consist primarily of the centralized network operating center and corporate engineering department. In the three and six months ended June 30, 2013, non-segment direct operating costs decreased $28,000, or 14%, and $125,000, or 29%, respectively, compared to the same periods in 2012.

Selling, general and administrative expenses

Television. Selling, general and administrative expenses in our television segment increased $207,000, or 2%, for the three month period ended June 30, 2013 as compared with the same period in 2012 primarily due higher commissions and benefits expenses. For the six month period ended June 30, 2013, selling, general and administrative expenses increased $923,000, or 6%, compared to the same period in 2012 primarily due to $436,000 in combined increases in segment compensation and benefits expenses, $315,000 in agency commissions and a $170,000 increase in bad debts expense.

Radio. Selling, general and administrative expenses in our radio segment decreased $25,000, or 2%, and $202,000, or 6%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to a reduction in trade advertising and lower commission costs.

Corporate and other. Corporate and other expenses consist primarily of corporate costs, various centralized department costs and non-recurring costs. For the three and six month periods ended June 30, 2013, corporate selling, general and administrative expenses increased primarily due to non-recurring strategic transaction related costs associated with the Merger Agreement with Sinclair.

Total strategic transaction related costs for the three and six months ended June 30, 2013 were $3.9 million and $5.1 million, respectively.

For the three months ended June 30, 2013, total corporate and other expenses increased $4.1 million, or 107%, compared to the same period in 2012 primarily due to a $3.7 million increase in strategic transaction related costs and a $219,000 increase in stock compensation expense.

For the six months ended June 30, 2013, corporate and other expenses increased $5.3 million, or 66%, compared to the same period in 2012 primarily due to a $4.9 million increase in strategic transaction related costs and a $600,000 increase in stock compensation expense. Such increases were offset by a reduction in accounting and legal costs.

Fisher Plaza rent. In connection with the December 2011 sale of Fisher Plaza we entered into a lease with Hines pursuant to which we leased 121,000 rentable square feet of Fisher Plaza. Fisher Plaza rent expense for the three and six months ended June 30, 2013 and June 30, 2012 was $1.1 million, $2.3 million and $1.3 million, $2.5 million, respectively. This expense reflects the costs associated with leasing a portion of Fisher Plaza which serves as our corporate headquarters and the location of our Seattle-based television, radio and internet operations.

Amortization of broadcast rights

Television. Amortization of program rights for our television segment increased $4,000, or 0.2%, and decreased $51,000, or 1%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to reduced obligations resulting from renegotiated contracts.

Depreciation and amortization

Television. Depreciation and amortization for our television segment increased $73,000, or 5%, and $103,000, or 3%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to the acquisition of property, plant and equipment for our television segment.

Radio. Depreciation and amortization for our radio segment increased $12,000, or 40%, and $26,000, or 44%, respectively in the three and six months ended June 30, 2013, compared to the same periods in 2012 primarily due to the acquisition of property, plant and equipment for our radio segment.

Other. Other depreciation and amortization increased $5,000, or 2%, and decreased $2,000 and 0.4%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012.

Loss (gain) on sale of real estate, net

In January 2012, we completed the sale of two real estate parcels not essential to current operations and received $570,000 in net proceeds. No real estate sale transactions occurred in the six months ended June 30, 2013. In June 2012, we completed the sale of a real estate parcel not essential to current operations and received $253,000 in net proceeds. We recognized a loss on sale of real estate, net of $209,000 and a gain on sale of real estate, net of $164,000 for the three and six months ended June 30, 2012, respectively.

Loss on extinguishment of senior notes, net

In January 2012, we redeemed the remaining $61.8 million aggregate principal amount of Senior Notes for a total consideration of $62.7 million in cash plus accrued interest of $1.8 million. We recorded a loss on extinguishment of debt of $1.5 million, including a charge for related unamortized debt issuance costs, of approximately $594,000.

Other income, net

Other income, net, typically consists of interest and other miscellaneous income received. During the three and six months ended June 30, 2013, other income, net, remained consistent with same periods in 2012.

Interest expense

Interest expense in the three months ended June 30, 2013 increased $20,000 primarily due to interest associated with the $1.7 million debt incurred in connection with the purchase of KMTR TV. For the six month period ended June 30, 2013, interest expense decreased $216,000 primarily due to the redemption of outstanding Senior Notes in January 2012.

Provision for income taxes

Our effective tax rate was 39.7% and 40.8% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate is calculated on the statutory rate of 35%, adjusted for state income taxes, changes in certain tax account balances and estimated permanent differences, including non-deductible expenses, and changes in discrete or other non-recurring items. We record our income tax provision or benefit based upon our estimated annual effective tax rate.

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

We expect cash flows from operations to provide sufficient liquidity to meet our cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next 12 months. In November 2012, we obtained a $30.0 million senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (“the Credit Facility”) as Administrative Agent and Lender to fund potential future capital needs.

On June 3, 2013, our wholly-owned subsidiary, Fisher Broadcasting – Oregon TV, L.L.C. (“Fisher Broadcasting”), completed the previously announced acquisition of assets of the television station KMTR(TV), together with certain related satellite stations (collectively, the “Station”), which serve the Eugene, Oregon Nielsen Designated Market Area, for a total purchase price of $8.5 million from Newport Television LLC and Newport Television License LLC (together “Newport”). Concurrent with the execution of the Asset Purchase Agreement dated November 19, 2012, by and between Fisher Broadcasting and Newport, Fisher Broadcasting assigned to Roberts Media, LLC, an unrelated third party (“Roberts Media”), its rights under the Asset Purchase Agreement to acquire the FCC licenses with respect to the Station together with certain other of the Station’s operating and programming assets. Such assets are held by KMTR Television, LLC (“KMTR TV”), which is a wholly owned subsidiary of Roberts Media.

Concurrently with the completion of the acquisition of the Station, KMTR TV obtained third-party financing for its acquisition of the Station assets, in the amount of $1.7 million (the “KMTR Credit Facility”). We have agreed to guarantee (the “Guarantee”) the KMTR Credit Facility to finance its portion of the acquisition through 2017. Borrowings under the KMTR Credit Facility will accrue interest at a variable rate. The interest rate is calculated using either an Alternate Base Rate (“ABR”) or the Eurodollar Rate, plus, in each case, an applicable margin determined by the Company’s leverage ratio in accordance with the terms of the Credit Agreement. The ABR is equal to the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City (the “Prime Rate”), (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate applicable for an interest period of one month plus 1.00%.

The KMTR Credit Facility contains customary affirmative and negative covenants for comparable financings, including but not limited to, limitations on liens, indebtedness, investments, mergers and other fundamental changes, sales and other dispositions and dividends and other distributions.

In connection with the KMTR Credit Facility, we entered into an amendment to the Credit Facility (“the First Amendment”). The First Amendment provides, among other things, that (i) a default under the KMTR Credit Facility (including a default by us under the Guarantee) will constitute a default under the Credit Agreement, and (ii) that the collateral pledged to secure our obligations under the Credit Facility will constitute collateral to secure the obligations under the KMTR Credit Facility.

Capital Resources

Cash and cash equivalents were approximately $13.1 million as of June 30, 2013 compared to $20.4 million as of December 31, 2012. The net decrease of $7.3 million was comprised primarily of $8.4 million in consideration to acquire KMTR TV, $2.9 million in income tax payments, $1.5 million in 2012 short term incentive plan payments, $2.7 million in dividend payments and $2.6 million in purchases of property, plant and equipment. Such decreases were offset by cash generated from the sale of $3.5 million in debt securities, $1.7 million in borrowings to acquire KMTR TV, allocation of the $850,000 cash held in escrow for the KMTR TV acquisition and cash flows from operations of $4.7 million.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2013 of $2.0 million consisted of our net loss of $331,000, adjusted for non-cash charges of $9.3 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $2.1 million decrease in working capital and $4.9 million of payments for broadcast rights.

Net cash used in operating activities for the six months ended June 30, 2012 of $15.8 million consisted of our net income of $2.4 million, adjusted for non-cash charges of $8.8 million, which consisted primarily of depreciation and amortization and amortization of broadcast rights, offset by a $22.0 million decrease in working capital, which includes income tax payments, net, of $21.7 million, and $5.0 million of payments for broadcast rights.

Net cash used in investing activities

During the six months ended June 30, 2013, net cash used in investing activities of $7.5 million consisted primarily of $8.4 million in consideration paid for KMTR TV and purchases of property, plant and equipment of $2.6 million, offset by proceeds from the sale of our remaining available for sale debt security investments of $3.5 million.

During the six months ended June 30, 2012, net cash used in investing activities of $56.4 million consisted primarily of purchases of debt security investments of $82.7 million in the form of U.S. Treasury securities and purchases of property, plant and equipment of $5.7 million, an investment in a radio station of $750,000 and a purchase of an option to acquire a radio station of $615,000 pursuant to the new South Sound LMA, partially offset by $32.6 million in proceeds received from the sale or maturity of debt security investments in the form of U.S. Treasury securities.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2013 was $1.7 million consisted primarily of $2.7 million in cash dividends, net share settlements for employee stock compensation tax withholding obligations of $852,000, offset by $1.7 million in borrowings under the Credit Facility to finance the purchase of KMTR TV and $210,000 in cash proceeds from the exercise of stock options.

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

At June 30, 2013, all of our debt was at a variable interest rate and totaled $1.7 million. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally, the fair market value of variable interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2013 was approximately $1.7 million, which was its carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and, as of June 30, 2013, was determined to be insignificant. Fair market values are determined based on estimates made by investment bankers based on the fair value of our variable interest rate debt.

At June 30, 2013, the Company no longer held debt security investments subject to exposure of loss due to changes in financial rates. Other than the aforementioned, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

As disclosed in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, on April 11, 2013 we announced that we had entered into a Merger Agreement with Sinclair. On April 17, 2013, a purported class action lawsuit was filed against the Company and its Board of Directors in King County Superior Court in the State of Washington, docketed as Halberstam v. Fisher Communications, Inc.., et al., Case No. 13-2-17171-6 SEA. An amended complaint was filed on April 23, 2013, and a second amended complaint was filed on June 3, 2013. The lawsuit alleges, among other things, that our Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Sinclair. The lawsuit also alleges that the Schedule 14A Preliminary Proxy Statement filed by the Company on May 16, 2013 omits and/or misrepresents certain purportedly material information. The plaintiff seeks relief that includes, among other things, an injunction prohibiting the consummation of the proposed Merger, damages for the breaches of fiduciary duty, and the payment of plaintiff’s attorneys’ fees and costs. We believe the lawsuit is without merit and intend to defend against it vigorously. There can be no assurance, however, with regard to the outcome. For risks related to this litigation, see Item 1A in this Part II of this report.

On July 25, 2013, the parties to the Litigation entered into a memorandum of understanding (the “MOU”) which sets forth the parties’ agreement in principle for settlement. After the parties enter into a definitive stipulation of settlement, the proposed settlement will be subject to Court approval. If approved by the Court, it is anticipated that the settlement will result in a release of the defendants from all claims that were or could have been brought challenging any aspect of or otherwise relating to the Merger, the Merger Agreement, or the disclosures made in connection therewith, and that the Litigation will be dismissed with prejudice. The Company also anticipates that, in connection with the proposed settlement, counsel for the plaintiff will seek an award of attorney’s fees and expenses to be paid by the Company in an amount to be determined by the Court. The Company has available insurance for such award and it does not expect the size of the award to have a material impact on the Company or its financial results. Pursuant to the terms of the MOU, Fisher has agreed to make available additional information to its stockholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. The settlement will not affect, among other things, the consideration to be paid to our stockholders in connection with the Merger.

The Company and the other defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Litigation. The Company and the other defendants deny that they have committed any violations of law or breach of fiduciary duty, that they have acted improperly in any way, or that they have any liability or owe any damages of any kind to the plaintiff or to the purported class, and specifically deny that any further supplemental disclosure is required under any applicable rule, statute, regulation or law or that our Board of Directors failed to maximize stockholder value by entering into the Merger Agreement with Sinclair. The settlement contemplated by the MOU is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, among other reasons, to avoid the risk of delaying the Merger, and to provide additional information to our stockholders at a time and in a manner that would not cause any delay of the Merger, the defendants agreed to the settlement described above. The parties considered it desirable that the Litigation be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the Litigation. For risks related to the Litigation, see Item 1A in this Part II of this report.

ITEM 1A.	RISK FACTORS

There have not been any material changes to the risk factors set forth in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Agreement and Plan of Merger, dated as of April 11, 2013, by and among Fisher Communications, Inc., Sinclair Broadcast Group, Inc. and Sinclair Television of Seattle, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 12, 2013 (File No. 000-22439))

10.2+	Form of Mutual Waiver by and between Fisher Communications, Inc. and Company Executives

10.3	First Amendment to Credit Agreement, dated as of June 3, 2013, by and among Fisher Communications, Inc., the lenders named therein, and JPMorgan Chase Bank, National Association (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER COMMUNICATIONS, INC.

Date: July 30, 2013	/s/ Hassan N. Natha
Hassan N. Natha Senior Vice President and Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement and Plan of Merger, dated as of April 11, 2013, by and among Fisher Communications, Inc., Sinclair Broadcast Group, Inc. and Sinclair Television of Seattle, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 12, 2013 (File No. 000-22439))

10.2+	Form of Mutual Waiver by and between Fisher Communications, Inc. and Company Executives

10.3	First Amendment to Credit Agreement, dated as of June 3, 2013, by and among Fisher Communications, Inc., the lenders named therein, and JPMorgan Chase Bank, National Association (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from Fisher Communication, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.